Form 10-Q
period 2018-03-31
BayCom Corp
filed 2018-06-18
CIK 1730984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

COMMISSION FILE NUMBER 001-38483

BayCom Corp
(Exact Name of Registrant as Specified in its Charter)

California	37-1849111
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Ygnacio Valley Road, Walnut Creek, California	94596
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (925) 476-1800

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☐   NO ☒

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐
NO ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

As of June 11, 2018 there were 10,869,275 shares of the registrant's common stock outstanding.

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future or conditional verbs such as "may," "will," "should," "would" and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and non-performing assets, and may result in our allowance for loan losses not being adequate  to cover actual losses and require us to materially increase our reserves; changes in economic conditions  in general and in California,  Washington, and New Mexico; changes in the levels of general interest rates and the relative differences between short and long-term interest rates, loan and deposit interest rates; our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties  and fluctuations in real estate values in our market areas; secondary market conditions  for loans and our ability to sell loans in the secondary market; results of examinations of us by regulatory  authorities and the possibility that any such regulatory authority may, among other things, limit our business activities, require us to change our business mix, increase our allowance for loan and lease losses, write-down asset values or increase our capital levels, or affect our ability to borrow funds or maintain  or increase deposits, which could adversely affect our liquidity and earnings; risks related to our acquisition  strategy, including our ability to identify suitable acquisition candidates,  exposure to potential  asset and credit quality risks and unknown  or contingent liabilities, the need for capital to finance such transactions, our ability to obtain  required regulatory  approvals  and possible failures in realizing the anticipated benefits from acquisitions; challenges arising from attempts  to expand into new geographic markets, products, or services; our ability to successfully integrate any assets, liabilities, clients, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; legislative or regulatory  changes that adversely affect our business including changes in banking, securities and tax law, and regulatory  policies and principles, or the interpretation of regulatory capital or other rules, including changes related to Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the implementing regulations; our ability to attract  and retain deposits; increases in premiums for deposit insurance; our ability to control operating  costs and expenses; the use of estimates in determining  fair value of certain of our assets and liabilities, which estimates may prove to be incorrect and result in significant changes in valuation; difficulties in reducing risk associated with the loans and securities on our balance sheet; staffing fluctuations in response to product  demand or the implementation of corporate strategies that affect our work force and potential  associated charges; the failure or security breach of computer  systems on which we depend, or the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents; the effectiveness of our risk management framework; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions, which could expose us to litigation or reputational harm; an inability to keep pace with the rate of technological advances; our ability to retain key members of our senior management team and our ability to attract, motivate and retain qualified personnel; costs and effects of litigation, including settlements and judgments; our ability to implement our business strategies and manage our growth; future goodwill impairment due to changes in our business, changes in market conditions,  or other factors; our ability to manage loan delinquency rates; liquidity issues, including our ability to raise additional capital, if necessary; the loss of our largest loan and depositor  relationships; the occurrence of adverse weather or manmade  events, which could negatively affect our core markets or disrupt our operations; increased competitive pressures among financial services companies; changes in consumer spending, borrowing  and savings habits; the availability of resources to address changes in laws, rules, or regulations  or to respond to regulatory  actions; our ability to pay dividends on our common stock, and interest or principal payments on our junior subordinated debentures; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; statements with respect to our intentions regarding disclosure and other changes resulting from the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"); changes in accounting principles, policies or guidelines and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and the other risks detailed from time to time in our filings with the Securities and Exchange Commission ("SEC"), including our prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) of the Securities Act on May 4, 2018, and in this quarterly report.

In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur, and you should not put undue reliance on any forward-looking statements. We caution readers not to place undue reliance on any forward-looking statements. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to us. We do not undertake and specifically disclaim any obligation to revise any forward-looking statements included in this report or the reasons why actual results could differ from those contained in such statements, whether as a result of new information or to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for 2018 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us and could negatively affect our consolidated financial condition and consolidated results of operations as well as our stock price performance.

As used throughout this report, the terms "we," "our," "us," "BayCom," or the "Company" refer to BayCom Corp and its consolidated subsidiary, United Business Bank (formerly known as Bay Commercial Bank), which we sometimes refer to as "the Bank," unless the context otherwise requires.

BAYCOM CORP AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(UNAUDITED)

ASSETS	March 31,	December 31,
	2018	2017

Cash and due from banks	$13,837	$14,754
Federal funds sold	241,714	235,099
Cash and cash equivalents	255,551	249,853
Interest bearing deposits in financial institutions	1,245	1,743
Investment securities available-for-sale	36,789	40,505
Federal Home Loan Bank stock, at par	4,772	4,772
Federal Reserve Bank stock, at par	3,353	2,987

Loans held for sale	250	3,245
Loans	891,011	891,548
Deferred fees, net	(432)	(469)
Allowance for loan losses	(4,600)	(4,215)
Loans, net	885,979	886,864
Premises and equipment, net	8,279	8,399
Core deposit intangible	4,483	4,772
Cash surrender value of Bank owned life insurance policies, net	17,211	17,132
Goodwill	10,365	10,365
Interest recievable and other assets	13,556	15,157
Total Assets	$1,241,833	$1,245,794

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
Non-interest bearing deposits	$320,104	$327,309
Interest bearing deposits	778,669	776,996
Total deposits	1,098,773	1,104,305

Other borrowings	6,000	6,000
Salary continuation plan	4,107	4,046
Interest payable and other liabilities	4,983	7,421
Junior subordinated deferrable interest debentures, net	5,402	5,387
Total liabilities	1,119,265	1,127,159

Stockholders' equity
Preferred stock - no par value; 10,000,000 shares authorized;
no shares issued and outstamding	-	-
Common stock, - no par value; authorized 100,000,000 shares authorized in 2018 and 2017; 7,512,227 and 7,496,995 shares issued and outstanding
at March 31, 2018 and December 31, 2017, respectively	81,453	81,307
Additional paid in capital	287	287
Accumulated other comprehensive (loss) income, net of tax	(69)	213
Retained earnings	40,897	36,828
Total shareholders' equity	122,568	118,635
Total Liabilities and Shareholders' Equity	$1,241,833	$1,245,794

See accompanying notes to condensed consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except for per share data)
(UNAUDITED)

	Three months ended
	March 31,
	2018	2017
Interest and dividend income:
Loans, including fees	$12,280	$7,006
Investment securities and interest-bearing deposits in banks	1,110	288
FHLB dividends	93	86
FRB dividends	69	22
Total interest and dividend income	13,552	7,402
Interest expense:
Deposits	979	918
Other borrowings	159	-
Total interest expense	1,138	918
Net interest income	12,414	6,484
Provision for loan losses	254	143
Net interest income after provision for loan losses	12,160	6,341
Noninterest income:
Gain on sale of loans	651	400
Service charges and other fees	446	143
Loan servicing fees and other income	245	57
Other income	384	136
Total noninterest income	1,726	736
Noninterest expense:
Salaries and employee benefits	4,914	3,082
Occupancy and equipment	975	569
Data processing	708	360
Other	1,526	628
Total noninterest expense	8,123	4,639
Income before provision for income taxes	5,763	2,438
Provision for income taxes	1,694	1,022
Net income	$4,069	$1,416

Earnings per common share:
Basic: Earnings per common share	$0.54	$0.26
Weighted average shares outstanding	7,512,227	5,397,930

Diluted: Earnings per common share	$0.54	$0.26
Weighted average shares outstanding	7,512,227	5,411,554

See accompanying notes to condensed consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(UNAUDITED)

	Three months ended
	March 31,
	2018	2017

Net income	$4,069	$1,416
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale investment securities,
net of tax of $78 in 2018 and $3 in 2017	(282)	9
Total comprehensive income	$3,787	$1,425

See accompanying notes to condensed consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(In thousands, except share data)
(UNAUDITED)

					Accumulated
		Common	Additional		Other	Total
	Number of	Stock	Paid in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income/(loss)	Equity
Balance, December 31, 2016	5,472,426	$46,084	$287	$31,604	$88	$78,063
Net income				1,416	-	1,416
Other comprehensive loss, net					9	9
Restricted stock granted	16,865
Stock based compensation		92				92
Balance, March 31, 2017	5,489,291	46,176	287	33,020	97	79,580
Net income				3,844		3,844
Other comprehensive income, net					80	80
Reclassification of stranded tax
effects from change in tax rate				(36)	36	-
Restricted stock granted	11,635					-
Stock based compensation		331				331
Issuance of shares	1,997,960	34,824				34,824
Repurchase of shares	(1,891)	(24)				(24)
Balance, December 31, 2017	7,496,995	81,307	287	36,828	213	118,635
Net income				4,069		4,069
Other comprehensive loss, net					(282)	(282)
Restricted stock granted	15,232
Stock based compensation		146				146
Balance, March 31, 2018	7,512,227	$81,453	$287	$40,897	$(69)	$122,568

See accompanying notes to condensed consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Three months ended
	March 31,
	2018	2017
Cash flow from operating activities:
Net earnings	$4,069	$1,416
Adjustments to reconcile net earnings to net cash provided (used in)
by operating activities:
Decrease in deferred tax asset	772	1,028
Mark-to-market accretion on acquired loans	(1,041)	(595)
Gain on sale of loans	(651)	(400)
Proceeds from sale of loans	8,754	2,671
Loans originated for sale	(6,378)	(15,558)
Mark-to-market accretion Trust Preferred	15	-
Change in cash surrender value of life insurance policies	(79)	(50)
Provision for loan losses	254	143
Amortization/accretion of premium discount on investment securities	120	39
Depreciation and amortization	231	125
Core deposit intangible amortization	289	83
Stock-based compensation expense	146	91
(Decrease) increase in deferred loan origination fees, net	(37)	126
Decrease (increase) in accrued interest receivable and other assets	948	(558)
Increase in salary continuation liability	60	21
(Decrease) increase in accrued expenses and other liabilities	(2,438)	1,093
Net cash provided by (used in) operating activities	5,034	(10,325)

Cash flows from investing activities:
Proceeds from interest bearing deposits in financial institutions	498	-
Proceeds from the maturity and repayment of securities	3,195	1,710
Purchase of Federal Reserve Bank Stock	(366)	(14)
Net decrease (increase) in loans	2,980	(13,689)
Purchases of bank premises, equipment, leasehold improvements	(111)	(28)
Net cash provided by (used in) investing activities	6,196	(12,021)

Cash flows from financing activities
Net increase in demand, interest bearing and savings deposits	3,700	16,079
Net (decrease) increase in time deposits	(9,232)	3,115
Net cash (used in) provided by financing activities	(5,532)	19,194
Increase (decrease) in cash and cash equivalents	5,698	(3,152)
Cash and cash equivalents at beginning of period	249,853	128,684
Cash and cash equivalents at end of period	$255,551	$125,532

Additional cash flow information:
Interest paid	$989	$921
Income taxes paid	-	-

Non-cash investing and financing activities:
Change in unrealized (loss) gain in available for-sale securities, net of tax	$(282)	$9

See accompanying notes to condensed consolidated financial statements

BAYCOM CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

BayCom Corp (the "Company") is a bank holding company headquartered in Walnut Creek, California. United Business Bank (the "Bank"), the wholly owned banking subsidiary, is a California state-chartered bank which provides a broad range of financial services primarily to local small and mid-sized businesses, service professionals and individuals. In the 14 years of operation, the Bank has grown to 17 full service banking branches. The main office is located in Walnut Creek, California and branch offices are located in Oakland, Castro Valley, Mountain View, Napa, Stockton (2), Pleasanton, Livermore, San Jose, Long Beach, Sacramento, San Francisco and Glendale, California, and Seattle, Washington (2) and Albuquerque, New Mexico. In addition, the Bank has one loan production office in Los Angeles, California. The condensed consolidated financial statements include the accounts of the Company and the Bank.

All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements include all adjustments of a normal and recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in annual financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed consolidated financial statements should be read in conjunction with the condensed consolidated audited financial statements and notes thereto for the year ended December 31, 2017. Results of operations for interim periods are not necessarily indicative of results for the full year. Certain prior year information has been reclassified to conform to current year presentation. The reclassifications had no impact on consolidated net earnings or shareholders' equity.

Revenue Recognition

In accordance with Topic 606, revenues are recognized when control of promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services that are promised within each contract and identifies those that contain performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

All of the Company's revenue from contracts with customers in scope of ASC 606 is recognized in noninterest income and included in our commercial and consumer banking segment. For the three months ended March 31, 2018, the Company recognized $87,000 in deposit fees, and $53,000 in debit card

BAYCOM CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

interchange fees considered in scope of ASC 606, and $542,000 of noninterest income considered not in scope of ASC 606.

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an "emerging growth company" we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our condensed consolidated financial statements may not be comparable to companies that comply with such new or revised accounting standards.

NOTE 2 – ACCOUNTING STANDARDS RECENTLY ISSUED OR ADOPTED

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation.  This ASU was effective for interim and annual periods beginning after December 15, 2017. The Company adopted ASU No. 2014-09 on January 1, 2018. The Company has analyzed its revenue sources of noninterest income to determine when the satisfaction of the performance obligation occurs and the appropriate recognition of revenue. For further information, see Note 10 – Non-interest Income of this report.  The adoption of these ASUs did not have a material impact on the Company's condensed consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). Changes made to the current measurement model primarily affect the accounting for equity securities and readily determinable fair values, where changes in fair value will impact earnings instead of other comprehensive income. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged.  The ASU also changes the presentation and disclosure requirements for financial instruments including a requirement that public business entities use exit price when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes. The amendments in this ASU were effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has used the exit price notion in the fair value disclosure of financial instruments in Note 10 of this report. The adoption of ASU 2016-01 did not have a material impact on the Company's condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The most significant change for lessees is the requirement under the new guidance to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases, which is generally defined as a lease term of less than 12 months.  This change will result in lessees recognizing right-of-use assets and lease liabilities for most leases currently accounted for as operating leases under current lease accounting guidance. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2018 for public business entities and one year later for all other entities. Early application of the amendments in the ASU is permitted. The Company is currently evaluating the effects of ASU 2016-02 on its financial statements and disclosures. Although an estimate of the impact of the new leasing standard has

BAYCOM CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

not yet been determined, upon adoption the Company expects to report increased assets and increased liabilities on its Consolidated Statements of Financial Condition as a result of recognizing right-of-use assets and lease liabilities related to certain banking offices and certain equipment under noncancelable operating lease agreements, however, based on current leases the adoption is not expected to have a material impact on the Company's consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today's guidance delays recognition of credit losses. The standard will replace today's "incurred loss" approach with an "expected loss" model. The new model, referred to as the current expected credit loss ("CECL") model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees.  The CECL model does not apply to available-for-sale ("AFS") debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity's assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, public business entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019 for SEC filers, one year later for non SEC filing public business entities and annual reporting periods beginning after December 15, 2020 for nonpublic business entities and interim periods within the reporting periods beginning after December 15, 2021. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is reviewing the requirements of ASU 2016-13 and expects to begin developing and implementing processes and procedures to ensure it is fully compliant with the amendments at the adoption date. Upon adoption, the Company expects changes in the processes and procedures used to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The new guidance may result in an increase in the allowance for loan losses which will also reflect the new requirement to include the nonaccretable principal differences on purchased credit-impaired loans; however, the Company is still in the process of determining the magnitude of the change and its impact on the Company's future consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. This guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation, and goodwill impairment will simply be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The amendments in this ASU are required for public business

BAYCOM CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

entities and other entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. ASU No. 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2021 for public business entities who are not SEC filers and one year later for all other entities. The adoption of ASU 2017-04 is not expected to have a material impact on the Company's future consolidated financial statements.

In February 2018, FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). This ASU was issued to allow a reclassification from accumulated other comprehensive income to retained earnings from stranded tax effects resulting from the revaluation of the net deferred tax asset ("DTA") to the new corporate tax rate of 21% as a result of the Tax Cuts and Jobs Act of 2017 ("Tax Act"). The ASU is effective for reporting periods beginning after December 15, 2018 with early adoption permitted. The Company adopted this ASU with the provisional adjustments as reported in the consolidated financial statements as of December 31, 2017. As of March 31, 2018, the Company did not incur any adjustments to the provisional recognition.

In March 2018, FASB issued ASU No. 2018-05, Income Taxes (Topic 740). This ASU was issued to provide guidance on the income tax accounting implications of the Tax Act and allows for entities to report provisional amounts for specific income tax effects of the Act for which the accounting under Topic 740 was not yet complete, but a reasonable estimate could be determined. A measurement period of one-year is allowed to complete the accounting effects under Topic 740 and revise any previous estimates reported. Any provisional amounts or subsequent adjustments included in an entity's financial statements during the measurement period should be included in income from continuing operations as an adjustment to tax expense in the reporting period the amounts are determined. The Company adopted this ASU with the provisional adjustments as reported in the consolidated financial statements as of December 31, 2017. As of March 31, 2018, the Company did not incur any adjustments to the provisional recognition.

Note 3 – ACQUISITION

On April 28, 2017, to increase its market area, reduce net funding costs, and improve operating efficiency, the Company acquired FULB.  The Company acquired all the assets and assumed all the liabilities of First ULB Corp. ("FULB") and its subsidiary, United Business Bank, FSB.  The Company added eight locations including seven full service branches on one loan production office.  The branch offices are located in Oakland, San Jose, Sacramento, San Francisco, Glendale, California and Albuquerque, New Mexico and Tukwila, Washington.  The loan production office is located in Los Angeles, California.  The Company paid a total of $41.9 million comprised of cash of $19.0 million and 1,371,579 shares of its common stock at a price of $16.66 per share in exchange for all of the common shares outstanding of FULB.  Each share of FULB common stock was converted into .9733 share of the Company's common stock.   As of the merger date, the fair value of FULB's consolidated assets totaled approximately $473.1 million and deposits totaled approximately $428.0 million.  The fair value of estimates are subject to change during the measurement period, after the acquisition date as additional information relative to the acquisition date fair values becomes available. The merger transaction is accounted for using the acquisition method of accounting for business combinations FASB ASC 805, Business Combinations.  The net assets acquired and the liabilities assumed totaled approximately $32.8 million at the date of merger.  The Company also assumed the Floating Rate Junior Subordinated Deferrable Interest Debentures issued by FULB (the "Subordinated Debentures") which are held by the First ULB Statutory Trust 1 (the "Trust") and the lease obligation related to each facility.

On November 3, 2017, to enhance its market share in the state of Washington, the Company acquired Plaza Bank ("Plaza Bank") adding one branch office located in Seattle, Washington.  The Company

BAYCOM CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

issued 626,381 shares of its common stock at a price of $19.10 per share in exchange for the all of the common shares outstanding of Plaza Bank.  Each share of Plaza Bank's common stock outstanding was converted into .084795 share of the Company's common stock.  As of the merger date, the fair value of Plaza Bank's assets totaled approximately $75.8 million and deposits totaled approximately $54.2 million.  The fair value of estimates are subject to change during the measurement period, after the acquisition date as additional information relative to the acquisition date fair values becomes available. The merger transaction is accounted for using the acquisition method of accounting for business combinations FASB ASC 805, Business Combinations.  The net assets acquired and the liabilities assumed totaled approximately $10.8 million at the date of merger.  The Company assumed the lease obligation related to the branch facility.

The following table summarizes the fair value of the assets acquired and liabilities assumed at the acquisition date:

	FULB	Plaza Bank
	Acquisition	Acquisition
	Date	Date
	April 28, 2017	November 3, 2017
Fair value of Assets:	(Dollars in thousands)
Cash and due from Banks	$27,992	$1,124
Federal funds sold	75,037	-
Total cash and cash equivalents	103,029	1,124
Investment securities	30,241	5,772
FHLB stock	2,087	493
Loans	315,970	65,366
Core deposit intangible	4,435	385
Deferred tax asset, including refunds	(164)	2,070
Servicing asset	1,282	-
BOLI	6,428	-
Other assets	9,831	630
Total assets acquired	473,139	75,840

Liabilities:
Deposits
Noninterest bearing	152,842	17,256
Interest bearing	275,175	36,923
Total deposits	428,017	54,179
Salary continuation plan	764	-
Other borrowings	10,775	10,467
Other liabilities	812	350
Total liabilities assumed	440,368	64,996
Stock issued	22,860	11,964
Cash consideration	19,037	119
Goodwill	$9,126	$1,239

BAYCOM CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Goodwill represents the excess of the estimated fair value of the liabilities assets assumed over the estimated fair value of the assets acquired.   The consideration paid represented a premium to the book value of pre-Merger institution's net assets at the acquisition date.  Goodwill is not tax deductible.

The following table presents the net assets acquired and the estimated fair value adjustments, which resulted in goodwill at the acquisition date:

	FULB	Plaza Bank
	Acquisition	Acquisition
	Date	Date
	April 28, 2017	November 3, 2017
	(Dollars in thousands)
Book value of net assets acquired	$29,321	$8,107
Fair value adjustments:
Loans	636	386
Write-down on real estate investment		-
Time-deposits	-	(74)
Other borrowings	-	(30)
Trust preferred securities	1,045	-
Core deposit intangible	4,435	385
Deferred tax assets	(2,404)	2,070
Total purchase accounting adjustments	3,450	2,737
Fair value of net assets acquired	32,771	10,844
Common stock issued	22,860	11,964
Cash paid	19,037	119
Total price paid	41,897	12,083
Goodwill	$9,126	$1,239

Loans
The Company engaged a third party to determine the fair value of loans.  The fair values for acquired loans were calculated using a discounted cash flow analysis based on the present value of the expected cash flows utilizing market-derived discount rates and certain assumptions related to expected cash flows including prepayment estimates adjusted based on loan type and seasoning, and  probability of default and loss severity.   For purchased non-credit impaired ("PNCI") loans, the total gross contractual amounts receivable was $379.1 million as of the acquisition date.  For  purchase credit impaired ("PCI") loans, the total contractual amounts receivable was $8.6 million as of the date of acquisition.  The fair value of the PCI loans is estimated to total $7.3 million as of the date of acquisition.

The PNCI loans with similar characteristics were grouped together and were treated in the aggregate when applying the discount rate on the expected cash flows. Aggregation factors considered include the type of loan and related collateral, risk classification, fixed or variable interest rate, term of loan and whether or not the loan was amortizing. The discount rates used for the similar groups of loans are based on current market rates for new originations of comparable loans, where available, and include adjustments for credit and liquidity factors.  In addition, the guarantee of certain retained U.S. Small Business Administration ("SBA") guaranteed loans is reflected in the fair value.

At the acquisition date, the contractual amount and timing of undiscounted principal and interest payments and the estimated the amount and timing of undiscounted expected principal and interest payments was used to estimate the fair value of PCI loans.   The difference between these two amounts

BAYCOM CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

represented the nonaccretable difference.  On the acquisition date, the amount by which the undiscounted expected cash flows exceed the estimated fair value of the acquired loans is the "accretable yield".  The accretable yield is then measured at each financial reporting date and represented the difference between the remaining undiscounted expected cash flows and the current carrying value of the loans.  For PCI loans the accretable yield is accreted into interest income over the life of the estimated remaining cash flows. At each financial reporting date, the carrying value of each PCI loan is compared to an updated estimate of expected principal payment or recovery on each loan.  To the extent that the loan carrying amount exceeds the updated expected principal payment or recovery, a provision of loan loss would be recorded as a charge to income and an allowance for loan loss established.

The following table reflects contractual cash flows, nonaccretable difference, accretable yield, fair value, purchase discount, and principal balance for the various loan categories as of the acquisition date.  For PCI loans, the purchase discount does not necessarily represent cash flows to be collected as a portion of it is a nonaccretable difference:

	Credit-impaired	Non-credit
	loans	impaired loans	Total
	(Dollars in thousands)
Contractually required payments	$8,577	$379,144	$387,721
Less: nonaccretable difference	(966)	-	(966)
Cash flows expected to be collected (undiscounted)	7,611	379,144	386,755
Accretable yield	(322)	(5,097)	(5,419)
Fair value of purchased loans	$7,289	$374,047	$381,336

Real Estate Investment
The acquisition of FULB includes the acquisition of a real estate investment.  The real estate was sold after the merger resulting in a fair value adjustment equal to the sale price net of closing expenses.
Servicing Assets
The acquisition of FULB included the acquisition of loans serviced for others including the SBA.  The fair value of the servicing assets were calculated based on the net present value of the servicing income stream using a market-derived discount rate and estimated expected cash flows based on the estimated life of the underlying loans less the estimated cost of servicing plus a normal profit.

Core Deposit Intangible

The core deposit intangible asset, with an estimated acquisition date fair value of $4.8 million, represents the value ascribed to the long-term deposit relationships acquired and is being amortized over an estimated average useful life of seven years. Retention rates used to arrive at fair values are based on historical attrition analysis of other comparable financial institution's and management's assumptions. Generally, a run-off of 5% from beginning balances is assumed for all account types in the first and second year and includes a deposit growth rate of 1%.   The core deposit intangible is estimated not to have a significant residual value.

BAYCOM CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Deposits

The fair values used for the retail demand deposit accounts and negotiable order of withdrawal or NOW deposits assumed were equal to the amounts payable on demand at the acquisition date.  There was no fair value adjustment for FULB's time deposits as the fair values were equal to the carrying value as of the acquisition date based on the discounted cash flow that applied interest rates offered by market participants as of the acquisition date on time deposits with similar maturity dates.  The fair values for time deposits are estimated using a discounted cash flow calculation that applies interest rates offered by market participants as of the acquisition date on time deposits with similar maturity terms as the discount rates.

Subordinated Deferrable Interest Debentures

The Subordinated Debentures total of $6.4 million had a fair value of $5.4 million.   The fair value adjustment of $1,045,000 for the Subordinated Debentures is equal to the discounted cash flow that applied interest rates offered by market participants as of the acquisition date.

Pro Forma Results of Operations

The operating results of the Company for the year ended December 31, 2017 and 2016 include the operating results of FULB and Plaza Bank since their respective acquisition dates.  The following table represents the net interest and other income, basic earnings per share and diluted earning per share as if the acquisition with FULB and Plaza Bank were effective as of January 1, 2017 and 2016 for the respective year in which each acquisition was closed.  The unaudited pro forma information in the following table is intended for informational purposes only and is not necessarily indicative of our future operating results for operating results that would have occurred had the mergers been completed at the beginning of each respective year.  No assumptions have been applied to the pro forma results of operation regarding possible revenue enhancements, expense efficiencies or asset dispositions.

The contribution of the acquired operations from FULB and Plaza Bank to our results of operations for the 2017 is as follows:

	Proforma	Proforma
	2017	2016
	(Dollars in thousands)
Net interest income	$47,656	$44,635

Net income	4,387	9,380

Basic earnings per share	$0.59	$1.27

Diluted earnings per share	0.59	1.26

These amounts include the acquisition-related third party expenses, accretion of the discounts on acquired loans and amortization of the fair value mark adjustments on core deposit intangible.   FULB and Plaza Bank's results of operations prior to their respective merger dates are not included in the Company's results for 2017.  The contribution shown above excludes allocated overhead and allocated cost of funds.

BAYCOM CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Acquisition-related Expenses

Acquisition-related expenses are recognized as incurred and continue until all systems are converted and operational functions become fully integrated.  We incurred third-party acquisition-related expenses in the following line items in the statement of income for the year ended December 31, 2017 as follows:

	FULB	Plaza	Total
Acquisition related expenses in 2017	(Dollars in thousands)
Professional fees	$349	$225	$574
Data processing	1,586	855	2,441
Severance expense	212	75	287
Other	120	54	174
Total	$2,267	$1,209	$3,476

NOTE 4 – INVESTMENTS AVAILABLE FOR SALE

The amortized cost and estimated fair values of securities available-for-sale at March 31, 2018 and December 31, 2017 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
March 31, 2018	(Dollars in thousands)
Municipal securities	$15,859	$74	$(201)	$15,732
Mortgage-backed securities	9,593	98	(101)	9,590
Collateralized mortgage obligations	1,104	-	(6)	1,098
U.S. Government Agencies	4,989	-	(21)	4,968
SBA securites	5,342	64	(5)	5,401
	$36,887	$236	$(334)	$36,789

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
December 31, 2017	(Dollars in thousands)
Municipal securities	$15,910	$182	$(45)	$16,047
Mortgage-backed securities	9,621	143	(24)	9,740
Collateralized mortgage obligations	1,758	1	(9)	1,750
U.S. Government Agencies	6,984	-	(13)	6,971
SBA securites	5,929	78	(10)	5,997
	$40,202	$404	$(101)	$40,505

BAYCOM CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The gross unrealized losses of the available-for-sale investment securities portfolio are summarized according to the duration of the loss period as of March 31, 2018 as follows:

	Less than 12 months		12 months or more		Total
	(Dollars in thousands)
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
March 31, 2018	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Municipal securities	$11,965	$(195)	$265	$(6)	$12,230	$(201)
Mortgage-backed securities	7,116	(101)	28	-	7,144	(101)
Collateralized mortgage obligations	1,075	(6)	-	-	1,075	(6)
U.S. Government Agencies	4,976	(21)	-	-	4,976	(21)
SBA securities	141	-	791	(5)	932	(5)
Total	$25,273	$(323)	$1,084	$(11)	$26,357	$(334)

The gross unrealized losses of the available-for-sale investment securities portfolio are summarized according to the duration of the loss period as December 31, 2017 as follows:

	Less than 12 months		12 months or more		Total
	(Dollars in thousands)
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
December 31, 2017	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Municipal securities	$4,011	$(39)	$267	$(6)	$4,278	$(45)
Mortgage-backed securities	4,075	(24)	-	-	4,075	(24)
Collateralized mortgage obligations	1,201	(9)	-	-	1,201	(9)
U.S. Government Agencies	6,981	(13)	-	-	6,981	(13)
SBA securities	1,245	(10)	-	-	1,245	(10)
Total	$17,513	$(95)	$267	$(6)	$17,780	$(101)

At March 31, 2018, there were five securities in an unrealized loss position for greater than twelve consecutive months. At the same time, there were 60 securities in an unrealized loss position for twelve or less than twelve consecutive months. At December 31, 2017, there was one security in an unrealized loss position for greater than 12 consecutive months, and there were 48 securities in an unrealized loss position for less than 12 consecutive months. Management periodically evaluates each security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary. The unrealized losses are due solely to interest rate changes and the Company does not intend to sell nor expects it will be required to sell investment securities identified with impairments prior to the earliest of forecasted recovery or the maturity of the underlying investment security. Management has determined that no investment security was other-than-temporarily impaired at March 31, 2018 and December 31, 2017.

BAYCOM CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and estimated fair value of available-for-sale securities as of March 31, 2018 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Available-for-sale:	(Dollars in thousands)
Due in one year or less	$3,248	$3,242
Due after one through five years	7,425	7,991
Due after five years through ten years	16,089	14,846
Due after ten years	10,125	10,710
	$36,887	$36,789

For the three months ended March 31, 2018 and March 31, 2017, no gross realized gains or losses were recorded.

NOTE 5 - LOANS

Loans are summarized as follows at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
	(Dollars in thousands)
Commercial and industrial	$115,144	$113,801
Construction and land	28,353	22,720
Commercial real estate	662,909	669,150
Residential real estate	84,508	84,781
Consumer	97	1,096
Gross loans	891,011	891,548
Net deferred loan fees	(432)	(469)
Allowance for loan losses	(4,600)	(4,215)
Total	$885,979	$886,864

BAYCOM CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2018, and December 31, 2017 the Company's impaired or non-accrual originated and PCI loans have a related allowance for loss as follows:

		Unpaid		Average
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
March 31, 2018	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$-	$-	$-	$-	$-
Construction and land	-	-	-	-	-
Commercial real estate	866	866	-	890	10
Residential	132	132	-	132	-
Consumer	-	-	-	-	-

With an allowance recorded:
Commercial and industrial	11	11	11	11	-
Construction and land	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Residential	-	-	-	-	-
Consumer	-	-	-	-	-

		Unpaid		Average
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
December 31, 2017	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$-	$-	$-	$-	$-
Construction and land	-	-	-	-	-
Commercial real estate	1,120	1,228	-	1,147	56
Residential	-	-	-	-	-
Consumer	-	-	-	-	-

With an allowance recorded:
Commercial and industrial	13	13	13	13	2
Construction and land
Commercial real estate	-	-	-	-	-
Residential	-	-	-	-	-
Consumer	-	-	-	-	-

The amount of interest on impaired loans not collected for the quarters ended March 31, 2018 and 2017 was zero.

BAYCOM CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nonaccrual loans totaled $229,000 and $179,000 as of March 31, 2018 and December 31, 2017, respectively. Impaired loans on accrual are loans that have been restructured and are performing under modified loan agreements, and principal and interest is determined to be collectible. Nonaccrual loans are loans where principal and interest have been determined to not be fully collectible.

The following table presents non-accrual loans for the periods ending March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
	(Dollars in thousands)
Commercial & industrial	$11	$13
Construction and land	-	-
Commercial real estate	86	166
Residential	132	-
Consumer	-	-
Total non-accrual loans	$229	$179

The following table presents loans by class modified as troubled debt restructuring ("TDR") including any subsequent defaults during the period ending March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
	(Dollars in thousands)
Commercial and industrial	$11	$13
Construction and land	-	-
Commercial real estate	780	1,032
Residential	-	-
Consumer	-	-
Total TDR's	$791	$1,045

There were no commitments for additional funding of TDR loans as of March 31, 2018. There were no payment defaults during the three months ended March 31, 2018 that were related to receivables modified as TDR in the last three months.  As of March 31, 2018, there were no loans modified within the previous twelve months and for which there was a payment default during the period.

BAYCOM CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Purchase Credit Impaired Loans

As part of acquisitions, the Company has purchased loans, some of which have shown evidence of credit deterioration since origination and it is probable at the acquisition that all contractually requirement payments would not be collected.  The carrying amount and unpaid balance of PCI loans are as follows:

	March 31,2018		December 31,2017
	Unpaid		Unpaid
	Principal	Carrying	Principal	Carrying
	Balance	Value	Balance	Value
(Dollars in thousands)
Commercial and industrial	$139	$3	$149	$2
Construction and land	-	-	-	-
Commercial real estate	16,321	13,765	17,268	14,313
Residential	-	-	-	-
Consumer	-	-	-	-
Total purchased credit impaired loans	$16,460	$13,768	$17,417	$14,315

The following tables summarize the Company's allowance for loan losses for the three months ended March 31, 2018.

	As of and For the Three Months Ended March 31, 2018

	Commercial	Construction	Commercial
	and Industrial	and Land	Real Estate	Residential	Consumer	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses
Beginning balance	$841	$199	$2,620	$150	$3	$402	$4,215
Charge-offs	-	-	-	-	-	-	-
Recoveries	131	-	-	-	-	-	131
Provision (reclassification) for loan losses	33	52	162	10	(3)	-	254
Ending balance	$1,005	$251	$2,782	$160	$-	$402	$4,600

Allowance for loan losses related to:
Loans individually evaluated for impairment	$11	$-	$-	$-	$-	$-	$11
Loans collectively evaluated for impairment	994	251	2,782	160	-	402	4,589
PCI loans	-	-	-	-	-	-	-

Balance of loans:
Invidually evaluated for impairment	11	-	866	132	-	-	1,009
Collectively evaluated for impairment	115,131	28,354	649,816	83,086	97	-	876,484
PCI loans	3	-	12,475	1,290	-	-	13,768
Balance of loans collectively evaluated for impairment	115,134	28,354	662,291	84,376	97	-	890,252
Total	$115,145	$28,354	$663,157	$84,508	$97	$-	$891,261

BAYCOM CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company's allowance for loan losses for the year ended December 31, 2017 and the three months ended March 31, 2017:

	December 31, 2017

	Commercial	Construction	Commercial
	and Industrial	and Land	Real Estate	Residential	Consumer	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$1,011	$287	$2,105	$151	$4	$217	$3,775
Charge-offs	(63)	-	(3)	-	(1)	-	(67)
Recoveries	45	-	-	-	-	-	45
Provision (reclassification) for loan losses	(152)	(88)	593	(1)	-	110	462
Ending balance	$841	$199	$2,695	$150	$3	$327	$4,215

Allowance for loan losses related to:
Loans individually evaluated for impairment	$13	$-	$-	$-	$-	$-	$13
Loans collectively evaluated for impairment	828	199	2,695	150	3	327	4,202
PCI loans	-	-	-	-	-	-	-

Balance of loans:
Invidually evaluated for impairment	13	-	1,120	-	-	-	1,133
Collectively evaluated for impairment	114,357	22,720	657,686	83,486	1,096	-	879,345
PCI loans	3	-	13,017	1,295	-	-	14,315
Balance of loans collectively evaluated for impairment	114,360	22,720	670,703	84,781	1,096	-	893,660
Total	$114,373	$22,720	$671,823	$84,781	$1,096	$-	$894,793

	March 31, 2017

	Commercial	Construction	Commercial
	and Industrial	and Land	Real Estate	Residential	Consumer	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses
Beginning balance	$1,011	$287	$2,105	$151	$4	$217	$3,775
Charge-offs	-	-	(3)	-	-	-	(3)
Recoveries	10	-	-	-	-	-	10
Provision for loan losses	(84)	(8)	245	(12)	(2)	4	143
Ending balance	$937	$279	$2,347	$139	$2	$221	$3,925

Allowance for loan losses related to:
Loans individually evaluated for impairment	$25	$-	$-	$-	$-	$-	$25
Loans collectively evaluated for impairment	912	279	2,347	139	2	221	3,900
PCI loans	-	-	-	-	-		-

Balance of loans:
Invidually evaluated for impairment	268	-	724	-	-	-	992
Collectively evaluated for impairment	73,464	20,878	403,015	27,977	1,125	-	526,459
PCI loans	2	-	6,624	1,457	-	-	8,083
Balance of loans collectively evaluated for impairment	73,466	20,878	409,639	29,434	1,125	-	534,542
Total	$73,734	$20,878	$410,363	$29,434	$1,125	$-	$535,534

Risk rating system

Each loan is assigned a risk grade based on its characteristics.   Loans with low to average credit risk are assigned a lower risk grade than those with higher credit risk as determined by the individual loan characteristics.

BAYCOM CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company's Pass loans includes loans with acceptable business or individual credit risk where the borrower's operations, cash flow or financial condition provides evidence of low to average levels of risk.

A Special mention asset has potential weaknesses that deserve close attention. If left uncorrected, these potential weaknesses may result in a deterioration of the repayment prospects for the asset or in the Company's credit position at some future date. Special Mention assets are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.  A Special Mention rating should be a temporary rating, pending the occurrence of an event that would cause the risk rating to either improve or to be downgraded.

A Substandard asset is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Assets are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.  The potential loss does not have to be recognizable in an individual credit for that credit to be risk rated substandard.

Any asset classified Doubtful has all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and value, highly questionable and improbable. Doubtful assets have a high probability of loss, yet certain important and reasonably specific pending factors may work toward the strengthening of the asset.

Losses are recognized as charges to the allowance when the loan or portion of the loan is considered uncollectible or at the time of foreclosure.  Recoveries on loans receivable previously charged off are credited to the allowance for loan losses.

The following table provides an aging of the Company's loan receivable as of March 31, 2018 and December 31, 2017:

								Recorded
			Greater					Investment >
	30-59 Days	60-89 Days	Than	Total Past			Total Loans	90 Days and
	Past Due	Past Due	90 Days	Due	Current	PCI Loans	Receivable	Accruing
	(Dollars in thousands)
March 31, 2018
Commercial and industrial	$149	$95	$-	$244	$114,898	$3	$115,144	$-
Construction and land	-	-	-	-	28,354	-	28,354	-
Commercial real estate	1,222	-	-	1,222	649,460	12,475	663,158	-
Residential	132	-	-	132	83,086	1,290	84,508	-
Consumer	3	-	-	3	94	-	97	-
Total	$1,506	$95	$-	$1,601	$875,892	$13,768	$891,261	$-

December 31, 2017
Commercial and industrial	$96	$-	$-	$96	$114,274	$3	$114,373	$-
Construction and land	-	-	-	-	22,720	-	22,720	-
Commercial real estate	1,446	-	-	1,446	657,360	13,017	671,823	-
Residential	349	-	-	349	83,137	1,295	84,781	-
Consumer	3	-	-	3	1,093	-	1,096	-
Total	$1,894	$-	$-	$1,894	$878,584	$14,315	$894,793	$-

At March 31, 2018 and December 31, 2017 there were no loans that were 90 days or more past due where interest was still accruing.

BAYCOM CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2018, and December 31, 2017 nonaccrual loans totaling $229,000 and $179,000 respectively, were not past due and are reflected in the current category.

The following tables represent the internally assigned grade by class of loans as of March 31, 2018 and December 31, 2017:

		Special			Total
	Pass	Mention	Substandard	Doubtful	loans
March 31, 2018	(Dollars in thousands)
Commercial and industrial	$110,354	$781	$4,010	$-	$115,145
Construction and land	25,466	-	2,887	-	28,353
Commercial real estate	655,931	3,765	3,462	-	663,158
Residential real estate	84,376	-	132	-	84,508
Consumer loans	97	-	-	-	97
Totals	$876,224	$4,545	$10,491	$-	$891,261

		Special
	Pass	Mention	Substandard	Doubtful	Total
December 31, 2017	(Dollars in thousands)
Commercial and industrial	$112,650	$807	$916	$-	$114,373
Construction and land	19,833	-	2,887	-	22,720
Commercial real estate	664,551	4,058	3,214	-	671,823
Residential real estate	84,781	-	-	-	84,781
Consumer loans	1,096	-	-	-	1,096
Total	$882,911	$4,865	$7,017	$-	$894,793

NOTE 6 – BORROWINGS

At March 31, 2018 the Company had a secured term borrowing totaling $6.0 million which was subsequently repaid.

The Company has an approved secured borrowing facility with the FHLB for up to 25% of total assets for a term not to exceed five years under a blanket lien of certain types of loans.  There were no outstanding borrowings under this facility at March 31, 2018 and December 31, 2017.

As of March 31, 2018, the FHLB had issued a letter of credit on behalf of the Bank totaling $7.45 million as collateral for local agency deposits.  There are no amounts outstanding under the letter of credit at March 31, 2018 and December 31, 2017.

The Company has four Federal Funds lines with available commitments totaling $65.0 million with four correspondent banks.  There are no amounts outstanding under these facilities at March 31, 2018 and December 31, 2017.

NOTE 7 – JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

The Company has an investment in the First ULB Statutory Trust I that is accounted for under the equity method. The Company acquired the Trust in the acquisition of FULB.  The Trust is a Delaware business formed with capital of $192,000 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company.  The Trust issued 6,200 Floating Rate Capital Trust Pass-Through Securities ("Trust Preferred Securities"), with a liquidation value of $1,000 per security, for gross proceeds of $6.2 million.  The entire proceeds of the issuance were invested by the Trust in $6.4 million of Subordinated Debentures issued by FULB and assumed by the Company in the FULB acquisition, with identical maturities, repricing and payment terms as the Trust Preferred Securities.  The

BAYCOM CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Subordinated Debentures mature on September 15, 2034, bear a current interest rate of 4.83% (based on 3-months Libor plus 2.5%), with quarterly repricing.  The Subordinated Debentures are redeemable by the Company subject to prior approval from the Federal Reserve Board of Governors ("Federal Reserve"), on any March 15, June 15, September 15, or December 15.  The redemption price is par plus accrued and unpaid interest, except in the case of redemption under special event which is defined in the debenture.  The Trust Preferred Securities are subject to mandatory redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated Debentures on September 15, 2034.  As of March 31, 2018 the Trust Preferred Securities had an outstanding balance, net of mark-to-market, totaling $5.4 million.

Holders of the Trust Preferred Securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security for each successive period beginning on March 15, June 15, September 15 and December 15 of each year. The Company also has the right to defer the payment of interest on each of the Subordinated Debentures for a period not to exceed 20 consecutive quarters, provided that the deferral period does not extend beyond the stated maturity date.  During such deferral period, distributions on the corresponding Trust Preferred Securities will also be deferred and the Company may not pay cash dividends to the holders of shares of the Company's conmmon stock.  The Company has guaranteed, on a subordinated basis, distributions and other payments due on the Trust Preferred Securities.

NOTE 8 – EQUITY INCENTIVE PLANS

2017 Omnibus Equity Incentive Plan

The shareholders approved the Omnibus Equity Incentive Plan ("2017 Plan") in November 2017. The 2017 Plan provides for the awarding by the Company's Board of Directors of equity incentive awards to employees and non-employee directors. An equity incentive award may be an option, stock appreciation rights, restricted stock units, stock award, other stock-based award or performance award granted under the 2017 Plan. Factors considered by the Board in awarding equity incentives to officers and employees include the performance of the Company, the employee's or officer's job performance, the importance of his or her position, and his or her contribution to the organization's goals for the award period. Generally, awards are restricted and have a vesting period of no longer than ten years. Subject to adjustment as provided in the 2017 Plan, the maximum number of shares of common stock that may be delivered pursuant to awards granted under the 2017 Plan is 450,000. The 2017 Plan provides for an annual restricted stock grant limits to officers, employees and directors. The annual stock grant limit per person for officers and employees is the lessor of 50,000 shares or a value of $2.0 million, and per person for directors the maximum is 25,000 shares. All unvested restricted shares outstanding vest in the event of a change in control of the Company. During the three months ended March 31, 2018, 15,232 shares of restricted stock were awarded and no stock options were granted.  Awarded shares of restricted stock vest over (i) a one-year period following the date of grant, in the case of the non-employee directors, and (ii) a three-year period following the date of grant, with the initial vesting occurring on the one-year anniversary of the date of grant, in the case of the executive officers.

2014 Omnibus Equity Incentive Plan

In 2014, the shareholders approved the Omnibus Equity Incentive Plan (the "2014 Plan"). A total of 148,962 equity incentive awards have been granted under the 2014 Plan. The awards are shares of restricted stock and have a vesting period of one to five years. No future equity awards will be made from the 2014 Plan.

BAYCOM CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date. For the three months ended March 31, 2018 and 2017, total compensation expense for these plans was $146,200 and $91,600, respectively.

As of March 31, 2018, there was $1.1 million of total unrecognized compensation cost related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately two years.

The following table provides a summary of changes in non-vested restricted stock awards for the three months ended March 31, 2018:

	For the Three Months Ended
	March 31, 2018
		Weighted-Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2018	67,481	$13.51
Granted	15,232	19.45
Vested	(8,706)	13.40
Non-vested at March 31, 2018	74,007

Expected to vest assuming no forfeiture over the vesting term	74,007

The following table provides a summary of changes in non-vested restricted stock awards for the three months ended March 31, 2017:

	For the Three Months Ended
	March 31, 2017
		Weighted-Average
		Grant Date
	Shares	Fair Value

Non-vested at January 1, 2017	68,650	$11.51
Granted	16,865	14.86
Vested	(5,333)	12.47
Non-vested at March 31, 2017	80,182

Expected to vest assuming a no forfeiture over the vesting term	80,182

NOTE 9 – EARNINGS PER SHARE CALCULATION

Earnings per common share ("EPS") are computed based on the weighted average number of common shares outstanding during the period. Basic EPS excludes dilution and is computed by dividing net earnings available to common stockholders by the weighted average of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The number of potential common shares included in the quarterly diluted EPS is computed using the average market price during the three months

BAYCOM CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

included in the reporting period under the treasury stock method. The number of potential common shares included in year-to-date diluted EPS is a year-to-date weighted average of potential shares included in each quarterly diluted EPS computation.  Dilutive income per share includes the effect of stick options and other potentially dilutive securities using the treasury stock method.  There two forms of outstanding common stock and unvested restricted stock rewards.  Holders of unvested restricted stock awards receive non-forfeitable dividends at the same rate as common shareholders and they both share equally in undistributed earnings. Under the two-class method, the inference in EPS is not significant for these participating securities. stock awards   All common stock equivalents are anti-dilutive when a net loss occurs.

Earnings per share have been computed based on the following:

	Three months ended
	March 31,
	2018	2017
	(Dollars in thousands)
Net earnings	$4,069	$1,416

Weighted Average number of shares outstanding	7,512,227	5,397,930
Diluted effect of restrictive stock grants	-	13,624
Average number of shares outstanding used to calculate diluted
earnings per share	7,512,227	5,411,554

NOTE 10 – FAIR VALUE MEASUREMENT

The following table presents information about the Company's assets and liabilities measured at fair value as of March 31, 2018 and December 31, 2017, and the fair value techniques used to determine such fair value.  The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2, and Level 3).

Level 1 - Inputs are unadjusted quoted prices in active markets (as defined) for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 - Inputs are inputs other than quoted prices include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 - Inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy.  In such cases, the lowest level of inputs that is significant to the measurement is used to determine the hierarchy for the entire asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with our quarterly valuation process. There were no transfers between levels during 2018 or 2017.

BAYCOM CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following assets are measured at fair value on a recurring basis:

	As of March 31, 2018

	Total	Level 1	Level 2	Level 3
Description of Financial Instruments:	(Dollars in thousands)
Municipal securities	$15,732	$-	$15,732	$-
Mortgage-backed securities	9,590	-	9,590	-
Collateralized mortgage obligations	1,098	-	1,098	-
U.S. Government Agencies	4,968	-	4,968	-
SBA securites	5,401	-	5,401	-
Total assets measured at fair value	$36,789	$-	$36,789	$-

	As of December 31, 2017

	Total	Level 1	Level 2	Level 3
Description of Financial Instruments:	(Dollars in thousands)
Municipal securities	$16,047	$-	$16,047	$-
Mortgage-backed securities	9,740	-	9,740	-
Collateralized mortgage obligations	1,750	-	1,750	-
U.S. Government Agencies	6,971	-	6,971	-
SBA securities	5,997	-	5,997	-
Total assets measured at fair value	$40,505	$-	$40,505	$-

Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

BAYCOM CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the recorded amounts of impaired loans measured at fair value on a non-recurring basis:

	As of March 31, 2018

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Commercial and industrial loans	$-	$-	$-	$-
Construction and land	-	-	-	-
Commercial real estate	821	-	-	821
Residential	99	-	-	99
Consumer	-	-	-	-
Total impaired assets measured at fair value	$920	$-	$-	$920

As of December 31, 2017

	Total	Level 1	Level 2	Level 3
(Dollars in thousands)
Commercial and industrial	$-	$-	$-	$-
Construction and land	-	-	-	-
Commercial real estate	1,120	-	-	1,120
Residential	-	-	-	-
Consumer	-	-	-	-
Total impaired assets measured at fair value	$1,120	$-	$-	$1,120

The Bank does not record loans at fair value. However, from time to time, if a loan is considered impaired, a specific allocation within the allowance for loan losses may be required. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and cash flows. Those impaired loans not requiring an allowance represent loans for which the value of the expected repayments or collateral equals or exceeds the recorded investments in such loans.

Impaired loans where an allowance is established based on the fair value of collateral or when the impaired loan has been written down to fair value require classification in the fair value hierarchy. If the fair value of the collateral is based on a non-observable market price or a current appraised value, the Bank records the impaired loans as nonrecurring Level 3. When an appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Bank also records the impaired loans as nonrecurring Level 3.

Fair Values of Financial Instruments.

There have been no significant changes in valuation techniques during the periods reported. The following methods and assumptions were used to estimate the fair value disclosure for financial instruments:

BAYCOM CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash and cash equivalents - Cash and cash equivalents include cash and due from banks, interest bearing deposits in banks, and Fed funds sold, and are valued at their carrying amounts because of the short-term nature of these instruments.

Interest bearing deposits in financial institutions - Interest bearing deposits in financial institutions are valued based on quoted interest rates for comparable instruments with similar remaining maturities.

Investment Securities - The fair value of available of sale securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are estimated using quoted market prices for similar securities and indications of value provides by brokers.

Other equity securities - The carrying value of the FHLB and FRB stock approximates the fair value because the stock is redeemable at par.

Loans - Loans with variable interest rates are valued at the current carrying value, because these loans are regularly adjusted to market rates.  The fair value of fixed rate with remaining maturities in excess of one year is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities.  The allowance for loan losses is considered to be a reasonable estimate of the loan discount related to credit risk.

Accrued interest receivable and payable - The accrued interest receivable and payable balance approximates its fair value.

Deposits - The fair value of non-interest bearing deposits, interest bearing transaction accounts and savings accounts is the amount payable on demand at the reporting date.  The fair value of time deposits is estimated by discounting the future cash flows using current rates offered for deposits of similar remaining maturities.

Other borrowings - The fair value is estimated by discounting the future cash flows using current rates offered for similar borrowings.  The discount rate is equal to the market rate of currently offered similar products.   This is an adjustable rate borrowing and adjusts to market on a quarterly basis.

Junior Subordinated Deferrable Interest Debentures - The fair value of Subordinated Debentures is determined based on rates and/or discounted cash flow analysis using interest rates offered in inactive markets for instruments of a similar maturity and structure resulting in a Level 3 classification. The Subordinated Debentures are carried at their current carrying value, because the Subordinated Debentures regularly adjust to market rates

Undisbursed loan commitments and standby letters of credit - The fair value of the off-balance sheet items is based on discounted cash flows of expected fundings.

Loans held for sale - Loans held for sale are carried at the lower of cost or fair value.  The fair value of loans held for sale is based on what the secondary markets are currently offering for loans with similar characteristics.  As such, the Bank classifies those loans subjected to nonrecurring fair value adjustments as Level 2.

Non-financial assets and liabilities defined by the FASB ASC 820, Fair Value measurements, such as Bank premises and equipment, deferred taxes, and other liabilities are excluded from the table.  In addition, we have not disclosed the fair value of financial instruments specifically.

BAYCOM CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides summary information on the estimated fair value of financial instruments at March 31, 2018:

	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
Financial assets:	(Dollars in thousands)
Cash and cash equivalents	$255,551	$255,551	$255,551	$-	$-
Interest-bearing deposits with financial institutions	1,245	1,245	1,245	-	-
Securities available for sale	36,789	36,789	-	36,789	-
Loans, net	885,979	889,275	-	-	889,275
Loans held for sale	250	250	-	250	-
Other equity securities	8,125	8,125	-	8,125	-
Accrued interest receivable	4,984	4,984	-	4,984	-

Financial liabilities:
Deposits	1,098,265	1,099,093	878,753	220,340	-
Subordinated Debentures	5,402	5,412	-	-	5,412
Other borrowings	6,000	6,000	-	-	6,000
Accrued interest payable	149	149	-	149	-

Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit,
standby letters of credit	310	310	-	-	310

The carrying amount of loans includes $229,000 of nonaccrual loans (loans that are not accruing interest) as of March 31, 2018. The fair value of nonaccrual loans is based on the collateral values that secure the loans or the cash flows expected to be received.
The following table provides summary information on the estimated fair value of financial instruments at December 31, 2017:

	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
Financial assets:	(Dollars in thousands)
Cash and cash equivalents	$249,853	$249,853	$249,853	$-	$-
Interest-bearing deposits with financial institutions	1,743	1,743	1,743	-	-
Securities available for sale	40,505	40,505	-	40,505	-
Other equity securities	7,759	7,759	-	7,759	-
Loans, net	886,864	883,361	-	-	883,361
Loans held for sale	3,245	3,245	-	3,245	-
Accrued interest receivable	3,002	3,002	-	3,002	-

Financial liabilities:
Deposits	1,104,305	1,104,665	875,506	229,159	-
Subordinated Debentures	5,387	5,387	-	-	5,387
Other borrowings	6,000	6,000	-	-	6,000
Accrued interest payable	141	141	-	141	-

Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit,
standby letters of credit and Mastercard lines of credit	310	310	-	-	310

BAYCOM CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts of loans include $179,000 of nonaccrual loans (loans that are not accruing interest) as of December 31, 2017. The fair value of nonaccrual loans is based on the collateral values that secure the loans or the cash flows expected to be received.

NOTE 11 – SUBSEQUENT EVENTS

On May 8, 2018, the Company completed an initial public offering of 3,278,900 shares of common stock at a price to the public of $22.00 per share, including 427,682 shares pursuant to the full exercise by the underwriters of their option to purchase additional shares of common stock from the Company. Net proceeds to the Company were approximately $66.8 million. All of the shares issued and sold in the initial public offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-224236), which was declared effective by the SEC on May 4, 2018.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

BayCom is a bank holding company headquartered in Walnut Creek, California.  BayCom's wholly owned banking subsidiary, United Business Bank, provides a broad range of financial services primarily to businesses and business owners as well as individuals through our network of 17 full service branches located in Northern and Central California, Seattle, Washington and Albuquerque, New Mexico.

Since 2010, we have completed a series of five acquisitions with aggregate total assets of approximately
$892.2 million and total deposits of approximately $768.6 million. We have sought to integrate the banks we acquire into our existing operational platform and enhance shareholder value through the creation of efficiencies within the combined operations. In April 2017, we completed our largest acquisition to date when we acquired United Business Bank, FSB headquartered in Oakland, California, which increased our deposits by approximately $428.0 million, consisting primarily of lower cost stable core deposits from a strong network of relationships with labor unions. At the time of acquisition, United Business Bank, FSB had total assets of approximately $473.1 million, which significantly increased our total asset size and provided us with nine full-service banking offices in Albuquerque, New Mexico; Long Beach, Oakland, Sacramento, San Francisco, San Jose and Glendale, California; and Seattle, Washington. We integrated the United Business Bank, FSB's branches and recognized the opportunity to consolidate two branches, one of which was completed in January 2017 and the other was completed in April 2018. In addition, in November 2017 we acquired Plaza Bank, with one branch located in Seattle, Washington. At the time of the acquisition, Plaza Bank had total assets of approximately $75.8 million and deposits of $54.2 million.

Our principal objective is to continue to increase shareholder value and generate consistent earnings growth by expanding our commercial banking franchise through both strategic acquisitions and organic growth. We believe our strategy of selectively acquiring and integrating community banks has provided us with economies of scale and improved our overall franchise efficiency. We expect to continue to pursue strategic acquisitions and believe our targeted market areas present us with many and varied acquisition opportunities. We are also focused on continuing to grow organically and believe the markets in which we operate currently provide meaningful opportunities to expand our commercial client base and increase our current market share. We believe our geographic footprint, which includes the San Francisco Bay area and the metropolitan markets of Los Angeles and Seattle and other community markets including Albuquerque, New Mexico, provides us with access to low cost, stable core deposits in community markets that we can use to fund commercial loan growth. We strive to provide an enhanced banking experience for our clients by providing them with a comprehensive suite of sophisticated banking products and services tailored to meet their needs, while delivering the high-quality, relationship-based client service of a community bank. We continue to focus on growing our commercial loan portfolios through acquisitions as well as organic growth.

The profitability of our operations depends primarily on our net interest income after provision for loan losses, which is the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities less provision for loan losses. The provision for loan losses is dependent on changes in our loan portfolio and management's assessment of the collectability of our loan portfolio as well as prevailing economic and market conditions.  Our net income is also affected by non-interest income and non-interest expenses. Non-interest income and non-interest expenses are impacted by the growth of our banking operations and growth in the number of loan and deposit accounts both organically and through strategic acquisitions.

Set forth below is a discussion of the primary factors we use to evaluate and manage our results of operations:

Net interest income.   Net interest income represents interest income less interest expense. We generate interest income from interest and fees received on interest-earning assets, including loans and investment securities and dividends on Federal Home Loan Bank of San Francisco ("FHLB") and Federal Reserve Bank of San Francisco ("FRB") stock we own. We incur interest expense from interest paid on interest-bearing liabilities, including interest-bearing deposits and borrowings.  To evaluate net interest income, we measure and monitor: (i) yields on our loans and other interest-earning assets; (ii) the costs of our deposits and other funding sources; (iii) our net interest margin; and (iv) the regulatory risk weighting associated with the assets. Net interest margin is calculated as the annualized net interest income divided by average interest-earning assets. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits and shareholders' equity, also fund interest-earning assets, net interest margin includes the benefit of these noninterest-bearing sources.

Changes in market interest rates, the slope of the yield curve, and interest we earn on interest-earning assets or pay on interest-bearing liabilities, as well as the volume and types of interest-earning assets, interest-bearing and noninterest-bearing liabilities and shareholders' equity, usually have the largest impact on changes in our net interest spread, net interest margin and net interest income during a reporting period.

Noninterest income.   Noninterest income consists of, among other things: (i) service charges on loans and deposits; (ii) gain on sale of loans; and (iii) other noninterest income. Gain on sale of loans includes income (or losses) from the sale of the guaranteed portion of U.S. Small Business Administration ("SBA") loans, capitalized loan servicing rights and other related income.

Noninterest expense.   Noninterest expense includes, among other things: (i) salaries and related benefits; (ii) occupancy and equipment expense; (iii) data processing; (iv) Federal Deposit Insurance Corporation ("FDIC") and state assessments; (v) outside and professional services; (vi) amortization of intangibles; and (vii) other general and administrative expenses. Salaries and related benefits include compensation, employee benefits and employment tax expenses for our personnel. Occupancy expense includes depreciation expense on our owned properties, lease expense on our leased properties and other occupancy-related expenses. Data processing expense includes data fees paid to our third-party data processing system provider and other data service providers. FDIC and state assessments expense represents the assessments that we pay to the FDIC for deposit insurance and other regulatory costs to various states. Outside and professional fees include legal, accounting, consulting and other outsourcing arrangements. Amortization of intangibles represents the amortization of our core deposit intangible from various acquisitions.  Other general and administrative expenses include expenses associated with travel, meals, training, supplies and postage. Noninterest expenses generally increase as we grow our business. Noninterest expenses have increased significantly over the past few years as we have grown through acquisitions and organically, and as we have built out our operational infrastructure.

Critical Accounting Policies and Estimates

Certain of the Company's accounting policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex, or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy, and changes in the financial condition of borrowers.

The following represent our critical accounting policies:

Allowance for loan losses.  The allowance for loan losses is evaluated on a regular basis by management. Periodically, we charge current earnings with provisions for estimated probable losses of loans receivable. The provision or adjustment takes into consideration the adequacy of the total allowance for loan losses giving due consideration to specifically identified problem loans, the financial condition of the borrowers, fair value of the underlying collateral, recourse provisions, prevailing economic conditions, and other factors. Additional consideration is given to our historical loan loss experience relative to our loan portfolio concentrations related to industry, collateral and geography. This evaluation is inherently subjective and requires estimates that are susceptible to significant change as additional or new information becomes available. In addition, regulatory examiners may require additional allowances based on their judgments of the information regarding problem loans and credit risk available to them at the time of their examinations.

Generally, the allowance for loan loss consists of various components including a component for specifically identified weaknesses as a result of individual loans being impaired, a component for general non-specific weakness related to historical experience, economic conditions and other factors that indicate probable loss in the loan portfolio, and an unallocated component that relates to the inherent imprecision in the use of estimates. Loans determined to be impaired are individually evaluated by management for specific risk of loss.

In situations where, for economic or legal reasons related to a borrower's financial difficulties, we grant a concession to the borrower that we would not otherwise consider, the related loan is classified as a troubled debt restructuring, or TDR.  We measure any loss on the TDR in accordance with the guidance concerning impaired loans set forth above. Additionally, TDRs are generally placed on non-accrual status at the time of restructuring and included in impaired loans. These loans are returned to accrual status after the borrower demonstrates performance with the modified terms for a sustained period of time (generally six months) and has the capacity to continue to perform in accordance with the modified terms of the restructured debt.

Estimated expected cash flows related to purchased credit impaired loans.  Loans purchased with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are accounted for under FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. In situations where such PCI loans have similar risk characteristics, loans may be aggregated into pools to estimate cash flows. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation.

The cash flows expected over the life of the PCI loan or pool are estimated using an internal cash flow model that projects cash flows and calculates the carrying values of the pools, book yields, effective interest income and impairment, if any, based on pool level events. Assumptions as to default rates, loss severity and prepayment speeds are utilized to calculate the expected cash flows.

Expected cash flows at the acquisition date in excess of the fair value of loans are considered to be accretable yield, which is recognized as interest income over the life of the loan or pool using a level yield method if the timing and amounts of the future cash flows of the pool are reasonably estimable.  Subsequent to the acquisition date, any increases in cash flow over those expected at purchase date in excess of fair value are recorded as interest income prospectively. Any subsequent decreases in cash flow over those expected at purchase date are recognized by recording an allowance for loan losses. Any disposals of loans, including sales of loans, payments in full or foreclosures result in the removal of the loan from the loan pool at the carrying amount.

Business combinations.  We apply the acquisition method of accounting for business combinations. Under the acquisition method, the acquiring entity in a business combination recognizes all of the identifiable assets acquired and liabilities assumed at their acquisition date fair values.  Management utilizes prevailing valuation techniques appropriate for the asset or liability being measured in determining these fair values. Any excess of the purchase price over amounts allocated to assets acquired, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. Where amounts allocated to assets acquired and liabilities assumed is greater than the purchase price, a bargain purchase gain is recognized. Acquisition-related costs are expensed as incurred unless they are directly attributable to the issuance of the Company's common stock in a business combination.

Loan sales and servicing of financial assets.  Periodically, we sell loans and retains the servicing rights. The gain or loss on sale of loans depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. All servicing assets and liabilities are initially measured at fair value. In addition, we amortize servicing rights in proportion to and over the period of the estimated net servicing income or loss and assesses the rights for impairment. The servicing rights are initially measured at fair value and amortized in proportion to and over the period of the estimated net servicing income assuming prepayments.

Income taxes.  Deferred income taxes are computed using the asset and liability method, which recognizes a liability or asset representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements.  A valuation allowance is established to reduce the deferred tax asset to the level at which it is "more likely than not" that the tax asset or benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss carry forwards depends on having sufficient taxable income of an appropriate character within the carry forward periods.

We recognize that the tax effects from an uncertain tax position can be recognized in the financial statements only if, based on its merits, the position is more likely than not to be sustained on audit by the taxing authorities. Interest and penalties related to uncertain tax positions are recorded as part of income tax expense.

Goodwill.  Our goodwill resulted from our acquisitions of United Business Bank, FSB and Plaza Bank. Goodwill is reviewed for impairment annually and more often if an event occurs or circumstances change that might indicate the recorded value of the goodwill is more than its implied value. Such indicators may include, among others: a significant adverse change in legal factors or in the general business climate; significant decline in the Company's stock price and market capitalization; unanticipated competition; and an adverse action or assessment by a regulator. Any adverse changes in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our financial condition and results of operations.

The testing for impairment may begin with an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that the fair value of goodwill is less than carrying value. The qualitative assessment includes adverse events or circumstances identified that could negatively affect the reporting unit's fair value as well as positive and mitigating events. When required, the goodwill impairment test involves a two-step process. The first test for goodwill impairment is done by comparing the reporting unit's aggregate fair value to its carrying value. Absent other indicators of impairment, if the aggregate fair value exceeds the carrying value, goodwill is not considered impaired and no additional analysis is necessary. If the carrying value of the reporting unit were to exceed the aggregate fair value, a second test would be performed to measure the amount of impairment loss, if any. To measure any impairment loss the implied fair value would be determined in the same manner as if the reporting unit were being acquired in a business combination. If the implied fair value of goodwill is less than the recorded goodwill an impairment charge would be recorded for the difference. For the year ended December 31, 2017, we completed step one of the two-step process of the goodwill impairment test. Based on the results of the test, we concluded that the reporting unit's fair value was greater than its carrying value and there was no impairment of goodwill.

Comparison of Financial Condition at March 31, 2018 and December 31, 2017

Total assets. Total assets decreased $4.0 million, or 0.3%, to $1.24 billion at March 31, 2018 from $1.25 billion at December 31, 2017. The decrease was primarily due to a $3.9 million, or 0.4%, decrease in total loans receivable, net.

Cash and cash equivalents. Cash and cash equivalents increased $5.6 million, or 2.2%, to $255.5 million at March 31, 2018 from $249.9 million at December 31, 2017. The increase was primarily due to cash received from an increase in client deposits. We intend to invest our excess cash in marketable securities until such funds are needed to support loan growth or other operating or strategic initiatives.

Securities available-for-sale. Investment securities available-for-sale decreased $3.7 million, or 9.2%, to $36.8 million at March 31, 2018 from $40.5 million at December 31, 2017. The decrease was primarily due to maturities of investment securities of $2.0 million during the three months ended March 31, 2018, in addition to routine amortization and accretion of investment premiums and discounts. At March 31, 2018, all of our investment securities were classified as available-for-sale.

Loans receivable, net.  We originate a wide variety of loans with a focus on commercial real estate ("CRE") loans and commercial and industrial loans. Loans receivable, net of allowance for loan losses, decreased $3.9 million, or 0.4%, to $886.2 million at March 31, 2018 from $890.1 million at December 31, 2017. The decrease in loans receivable was primarily due to loans sold and prepayments on loans in excess of new loan originations. Loan originations for quarter ended March 31, 2018 totaled $29.2 million compared to $31.6 million during the three months ended December 31, 2017. We also sold $8.8 million of the guaranteed portion of U.S. Small Business Administration ("SBA") loans during the three months ended March 31, 2018.

The following table provides information about our loan portfolio by type of loan at the dates presented.

	March 31,	December, 31	March 31,
	2018	2017	2017
	(Dollars in thousands)
Commercial and industrial	$115,143	$114,373	$73,731

Real estate:
Residential	83,218	83,486	27,976
Multifamily residential	112,032	113,759	37,533
Owner occupied CRE	241,279	251,712	166,965
Non-owner occupied CRE	297,372	293,332	199,238
Construction and land	28,353	22,720	20,877
Total real estate	762,254	765,009	452,589
Consumer	97	1,096	1,125
PCI loans	13,767	14,315	8,083
Total loans	891,261	894,793	535,528
Deferred loan fees and costs, net	(432)	(469)	(161)
Allowance for loan losses	(4,600)	(4,215)	(3,925)
Loans receivable, net	$886,229	$890,109	$531,442

The following table shows at March 31, 2018, the geographic distribution of our loan portfolio in dollar amounts and percentages.

	San Francisco Bay				Total in State of
	Region(1)		Other California		California		All Other States(2)		Total
	Amount	% of	Amount	% of	Amount	% of	Amount	% of	Amount	% of
		Total in		Total in		Total in		Total in		Total in
		Category		Category		Category		Category		Category
	(Dollars in thousands)
Commercial and industrial	$88,704	15.6%	$8,177	4.6%	$96,881	13.0%	$18,263	12.3%	$115,144	12.9%
Real estate:
Residential	$62,262	11.0%	$8,436	4.8%	$70,698	9.5%	$13,810	9.3%	$84,508	9.5%
Multifamily residential	79,822	14.1%	15,421	8.8%	95,243	12.8%	21,119	14.2%	116,362	13.1%
Owner occupied CRE	159,963	28.2%	49,549	28.1%	209,512	28.2%	36,375	24.5%	245,887	27.6%
Non-owner occupied	160,994	28.4%	85,331	48.4%	246,325	33.2%	54,585	36.8%	300,910	33.8%
Construction and land	15,033	2.7%	9,282	5.3%	24,315	3.3%	4,039	2.7%	28,353	3.2%
Total real estate	$478,074		$168,019		$646,093		$129,928		$776,020
Consumer and other	$72	0.0%	$-	0.0%	$72	0.0%	$25	0.0%	$97	0.0%

(1)	Includes Alameda, Contra Costa, Solano, Napa, Sonoma, Marin, San Francisco, San Joaquin, San Mateo and Santa Clara counties.

(2)	Includes loans located in the states of New Mexico, Washington and other states. At March 31, 2018, loans in New Mexico and Washington totaled $68.0 million and $38.0 million, respectively.

Nonperforming assets and nonaccrual loans. Nonperforming assets consists of nonaccrual loans. Nonperforming assets increased $50,000, or 27.9%, to $229,000 at March 31, 2018 from $179,000 at December 31, 2017. At March 31, 2018, accruing loans past due 30 to 89 days totaled $1.1 million, compared to $1.9 million at December 31, 2017.

In general, loans are placed on non-accrual status after being contractually delinquent for more than 90 days, or earlier if management believes full collection of future principal and interest on a timely basis is unlikely. When a loan is placed on non-accrual status, all interest accrued but not received is charged against interest income. When the ability to fully collect non-accrual loan principal is in doubt, cash payments received are applied against the principal balance of the loan until such time as full collection of the remaining recorded balance is expected. Generally, loans with temporarily impaired values and loans to borrowers experiencing financial difficulties are placed on non-accrual status even though the borrowers continue to repay the loans as scheduled. Such loans are categorized as performing non-accrual loans and are reflected in non-performing assets. Interest received on such loans is recognized as interest income when received. A non-accrual loan is restored to an accrual basis when principal and interest payments are paid current and full payment of principal and interest is probable.  Loans that are well secured and in the process of collection remain on accrual status.

Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan and lease losses. These acquired loans are segregated into three types: pass rated loans with no discount attributable to credit quality, non-impaired loans with a discount attributable at least in part to credit quality and impaired loans with evidence of significant credit deterioration.

•
Pass rated loans (typically performing loans) are accounted for in accordance with ASC Topic 310-20 "Nonrefundable Fees and Other Costs" as these loans do not have evidence of credit deterioration since origination.

•	Non-impaired loans (typically performing substandard loans) are accounted for in accordance with ASC Topic 310-30 if they display at least some level of credit deterioration since origination.

•	Impaired loans (typically substandard loans on non-accrual status) are accounted for in accordance with ASC Topic 310-30 as they display significant credit deterioration since origination.

For pass rated loans (non-purchased credit-impaired loans), the difference between the estimated fair value of the loans and the principal outstanding is accreted over the remaining life of the loans.

In accordance with ASC Topic 310-30, for both purchased non-impaired loans (performing substandard loans) and purchased credit-impaired loans, the loans are pooled by loan type and the difference between contractually required payments at acquisition and the cash flows expected to be collected is referred to as the non-accretable difference. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan pools when there is a reasonable expectation about the amount and timing of such cash flows.

Troubled debt restructured loans.  Troubled debt restructurings, also referred to as "TDRs" herein, which are accounted for under ASC Topic 310-40, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a below market interest rate, a reduction in principal, or a longer term to maturity. At December 31, 2017, we had four TDR loans totaling $1.0 million, three of which totaling $967,000 were performing according to their restructured terms. The performing TDR loans are not considered nonperforming assets as they continue to accrue interest despite being considered impaired due to the restructured status. TDR loans as of March 31, 2018 totaled $791,000, of which $11,000was non-performing. PCI loans included in TDR loans totaled $780,000 and $794,000 as of March 31, 2018 and December 31, 2017, respectively.  There was no related allowance for loan losses on the TDR loans at either March 31, 2018 or December 31, 2017.

The following table sets forth the non-performing loans, non-performing assets and troubled debt restructured loans as of the dates indicated:

	March 31,	Dec. 31,	Mar. 31,
	2018	2017	2017
	(Dollars in thousands)
Loans accounted for on a non-accrual basis
Commercial and industrial	$11	$13	$268
Real estate:
Residential	132	-	-
Multifamily residential	-	-	-
Owner occupied CRE	-	78	724
Non-owner occupied CRE	86	88	-
Construction and land	-	-	-
Total real estate	218	166	724
Consumer and other	-	-	-
Total nonaccrual loans	229	179	992
More than 90 days past due and still accruing	-	-	-
Total of nonaccrual and 90 days past due loans	229	179	992
Real estate owned	-	-	1,050
Total nonperforming assets(1)	$229	$179	$2,042
Troubled debt restructurings – performing	$791	$1,045	$774
PCI loans	$13,768	$14,315	$8,083
Nonperforming assets to total assets(1)	0.02%	0.01%	0.03%
Nonperforming loans to total loans(1)	0.03%	0.02%	0.04%

(1)	Performing TDRs are not included in nonperforming loans above, nor are they included in the numerators used to calculate this ratio.

Loans under ASC Topic 310-30 are considered performing and are not included in nonperforming assets in the table above. At December 31, 2017, and 2016, we had no credit impaired loans under ASC Topic 310-30 that were 90 days past due and still accruing.

For the three months ended March 31, 2018, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to zero.

Potential problem loans.  Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which we are monitoring because the financial information of the borrower causes us concerns as to their ability to comply with their loan repayment terms. No loans which are past due 90 days or more are still accruing interest at March 31, 2018.  Potential problem loans, not included in the non-performing loans, totaled $10.2 million at March 31, 2018.

Allowance for loan losses. We establish an allowance for loan losses by charging amounts to the loan provision at a level required to reflect estimated credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers, among other factors, historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers' ability to repay, estimated value of any underlying collateral, prevailing economic conditions and current risk factors specifically related to each loan type. See "— Critical Accounting Policies and Estimates   Allowance for loan loss" for a description of the manner in which the provision for loan losses is established.

In accordance with acquisition accounting, loans acquired from the United Business Bank, FSB, and Plaza Bank mergers were recorded at their estimated fair value, which resulted in a net discount to the loans contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value and as a result no allowance for loan losses is recorded for acquired loans at the acquisition date. Although the discount recorded on the acquired loans is not reflected in the allowance for loan losses, or related allowance coverage ratios, we believe it should be considered when comparing the current ratios to similar ratios in periods prior to the acquisitions of United Business Bank, FSB, and Plaza Bank. The remaining net discount on these acquired loans was $7.7 million and $8.7 million at March 31, 2018 and December 31, 2017, respectively.

Based on the Company's established comprehensive methodology discussed above, the allowance for loan losses was $4.6 million at March 31, 2018 .52% of loans receivable, net and 2,008.73 % of nonperforming loans). This compares to an allowance for loan losses at December 31, 2017 of $4.2 million 0.47% of loans receivable, net and 2,354.75% of nonperforming loans).

The following table presents an analysis of changes in the allowance for loan losses for the periods presented.

	March 31, 2018	December 31, 2017	March 31, 2017
	(Dollars in thousands)
Allowance at beginning of period	$4,215	$3,775	$3,775
Provisions for loan losses	254	462	143
Recoveries:
Commercial and industrial	131	45	10
Residential	-	-	-
Owner occupied CRE	-	-	-
Consumer and other	131	45	10
Total recoveries
Charge-offs:
Commercial and industrial	-	(63)	-
Owner occupied CRE	-	-	(3)
Non-owner occupied CRE	-	(3)	-
Consumer and other	-	(1)	-
Total charge-offs	-	(67)	(3)
Net charge-offs	131	(22)	7
Balance at end of period	$4,600	$4,215	$3,925

Ratios
Allowance for loan losses as a percentage of total
loans	0.52%	0.47%	0.73%
Allowance for loan losses to total loans excluding
PCI loans	0.52%	0.48%	0.74%
Allowance for loan losses excluding acquired
loans (loans not covered by the allowance)	0.90%	0.85%	0.84%
Allowance for loan losses as a percentage of total
nonperforming loans	2008.73%	2352.28%	192.21%
Net charge-offs as a percentage of average loans
outstanding during the period	(0.01)%	0.00%	0.00%

As of March 31, 2018, we identified $1.0 million in impaired loans, inclusive of $229,000 of nonperforming loans and $780,000 of performing TDR loans. Of these impaired loans, only $11,000 had allowances for loan losses as their estimated collateral value or discounted expected cash flow is equal to or exceeds their carrying costs. As of December 31, 2017, we identified $1.1 million in impaired loans, inclusive of $179,000 of nonperforming loans and $954,000 of performing TDR loans. Of these impaired loans, only $13,000 had allowances for loan losses as their estimated collateral value or discounted expected cash flow is equal to or exceeds their carrying costs.

Management considers the allowance for loan losses at March 31, 2018 to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Deposits.  Deposits are our primary source of funding and consist of core deposits from the communities served by our branch and office locations. We offer a variety of deposit accounts with a competitive range of interest rates and terms to both consumers and businesses. Deposits include interest-bearing and non-interest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts. These accounts earn interest at rates established by management based on competitive market factors, management's desire to increase certain product types or maturities, and in keeping with our asset/liability, liquidity and profitability objectives. Competitive products, competitive pricing and high touch client service are important to attracting and retaining these deposits.  Total deposits decreased $5.5 million, or 0.5%, to $1.10 billion at March 31, 2018 from $1.10 billion at December 31, 2017, primarily due to normal fluctuations within our deposit portfolio. Demand deposits as a percentage of total deposits increased to 80.0% at March 31, 2018 from 79.2% at December 31, 2017.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offer at the dates indicated.

				Percentage Change
	March 31,	December 31,	March 31,	Prior Year
	2018	2017	2017	End	Prior Year
	(Dollars in thousands)
Non-interest-bearing	$320,104	$327,309	$142,437	(2.2%)	124.7%

Interest-bearing checking	160,792	155,011	42,130	3.7%	281.7%
Regular savings accounts	36,544	36,539	14,321	0.0%	155.2%
Money Market accounts	361,759	356,640	246,806	1.4%	46.6%
Interest-bearing transactions and savings accounts	559,095	548,190	303,257	2.0%	84.4%
Interest-bearing certificates	219,574	228,806	164,259	(4.0%)	33.7%
Total deposits	$1,098,773	$1,104,305	$609,953	(0.5%)	80.1%

Borrowings.  Borrowed funds were $11.4 million at both March 31, 2018 and December 31, 2017. The totals in both periods included $6.0 million in long-term secured borrowings and $5.4 million (net of mark-to-market adjustments), of junior subordinated debentures issued in connection with the sale of trust preferred securities from our acquisition of United Business Bank, FSB in 2017. At March 31, 2018, we had no FHLB advances outstanding and the ability to borrow up to $310.3 million.

In addition to FHLB advances, we may also utilize Fed Funds purchased from correspondent banks as a source of short-term funding. At March 31, 2018, we had a total of $55.0 million federal funds line available from four third-party financial institutions, in addition to a $9.0 million line of credit which will expire in April 2018 that we do not intend to renew.

We are required to provide collateral for certain local agency deposits. As of March 31, 2018, the FHLB had issued a letter of credit on behalf of the Bank totaling $7.45 million as collateral for local agency deposits.

Shareholders' equity. Shareholders' equity increased $3.9 million, or 3.3%, to $122.6 million at March 31, 2018 from $118.6 million at December 31, 2017. This increase was primarily due to net income of $4.1 million for the three months ended March 31, 2018.

Comparison of Results of Operations for the Three Months Ended March 31, 2018 and 2017

Earnings summary. We reported net income of $4.1 million for the three months ended March 31, 2018, compared to $1.4 million for the three months ended March 31, 2017, an increase of $2.7 million, or 187.3%. The increase in net income primarily was the result of increases in net interest income before provision for loan losses and non-interest income partially offset by an increase in non-interest expense reflecting both our two whole-bank acquisitions in 2017 and organic growth.

Diluted earnings per share were $0.54 for the three months ended March 31, 2018, an increase of $0.28 from diluted earnings per share of $0.26 for the three months ended March 31, 2017.

Our efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income before provision for loan losses plus noninterest income, improved to 57.45% for the three months ended March 31, 2018, compared to 64.24% for the three months ended March 31, 2017. The change in the efficiency ratio for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 is attributable primarily to the increase in net interest income and noninterest income, partially offset by an increase in noninterest expense.

Interest income. Interest income for the three months ended March 31, 2018 was $13.6 million, compared to $7.4 million for the three months ended March 31, 2017, an increase of $6.2 million, or 83.1%. The increase in interest income primarily was due to an increase in average interest earning assets, principally loans, which was driven by the two whole-bank acquisitions completed during 2017. Interest income on loans increased $4.6 million as a result of a $372.2 million increase in the average loan balance, further supplemented by a two basis point increase in the average loan yield. The average yield earned on loans for the three months ended March 31, 2018 was 4.91%, compared to 4.89% for the three months ended March 31, 2017. Interest income on loans for the three months ended March 31, 2018 included $1.0 million in accretion of purchase accounting fair value adjustments on acquired loans, compared to $595,000 for the three months ended March 31, 2017. The remaining net discount on these purchased loans was $7.7 million and $4.7 million at March 31, 2018 and 2017, respectively.

Interest income on interest-bearing deposits increased $563,000 as a result of a $125.9 million increase in the average balance of interest-earning deposits and a 67 basis point increase in the yield on interest-earning deposits to 1.56% for the three months ended March 31, 2018 from 0.89% for the three months ended March 31, 2017. Interest income on investment securities increased $312 thousand as a result of a $25.7 million increase in the average balance of investment securities and a 61 basis point increase in the yield on investment securities to 2.00% for the three months ended March 31, 2018 from 1.38% for the three months ended March 31, 2017.

Interest expense. Interest expense increased by $220,000, or 23.9%, to $1.1 million for the three months ended March 31, 2018 from $918,000 for the three months ended March 31, 2017. The average cost of interest bearing liabilities decreased 20 basis points to 0.42% for the three months ended March 31, 2018 from 0.62% for the three months ended March 31, 2017. Total average interest-bearing liabilities increased by $516.9 million, or 86.9%, to $1.1 billion for the three months ended March 31, 2018 from $516.9 million for the three months ended March 31, 2017.

Interest expense on deposits increased $60,000, or 6.6%, to $979,000 during the three months ended March 31, 2018 from $918,000 the same period in 2017, primarily due to the deposits acquired in the United Business Bank, FSB and Plaza Bank acquisitions. The effects of the increase in the average deposit balance was largely offset by lower rates paid on interest bearing deposits, reflecting the still relatively low interest rate environment. The average rate paid on interest bearing deposits decreased to 0.36% for the three months ended March 31, 2018 from 0.63% for the three months ended March 31, 2017. Interest expense on borrowings was $159,000 for the three months ended March 31, 2018 compared to none for the same period in 2017, as a result of the Subordinated Debentures assumed and another borrowing obtained in connection with our United Business Bank, FSB acquisition. The Company replaced a term loan of United Business Bank, FSB that matured upon its acquisition with a similar $6.0 million term loan which was repaid subsequent to March 31, 2018.

Net interest income. Net interest income increased $5.9 million, or 91.5%, to $12.4 million for the three months ended March 31, 2018 compared to $6.5 million for the three months ended March 31, 2017. Net interest margin for the three months ended March 31, 2018 increased 25 basis points to 4.27% from 4.02% for the same period in 2017. Net interest margin is enhanced by the amortization of acquisition accounting discounts on loans acquired in the acquisitions. Accretion of acquisition accounting discounts on loans and the recognition of revenue from purchase credit impaired loans in excess of discounts increased our net interest margin by 41 basis points and 36 basis points during three months ended March 31, 2018 and 2017, respectively. The average yield on interest-earning assets for the three months ended March 31, 2018 was 4.66%, an eight basis point increase from the three months ended March 31, 2017, while the average cost of interest-bearing liabilities for the three months ended March 31, 2018 was 0.42%, down 20 basis points from the 0.62% cost of funds during the three months ended March 31, 2017.

Average Balances, Interest and Average Yields/Cost. The following table presents, for the periods indicated, information about (i) average balances, the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average yields; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin. Yields have been calculated on a pre-tax basis.

	As of March 31,
		2018			2017
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield	Balance	Interest	Yield
Interest-earning assets	(Dollars in thousands)
Interest-bearing deposits	$235,718	$916	1.58%	$114,727	$249	0.88%
Investments available-for-sale	39,481	194	1.99%	13,537	39	1.17%
FHLB Stock	4,772	93	7.90%	2,511	86	13.89%
FRB Stock	3,007	69	9.31%	1,413	22	6.31%
Total loans (1)	894,591	12,280	5.57%	521,026	7,006	5.45%
Total interest-earning assets	1,177,569	13,552	4.67%	653,214	7,402	4.60%

Non-interest-earning assets	65,441			44,215
Total average assets	$1,243,010			$697,429

Interest-bearing liabiliities
Savings accounts	$37,620	$8	0.09%	$12,924	$5	0.16%
Interest-bearing checking	160,572	33	0.08%	41,293	21	0.21%
Money market accounts	353,902	413	0.47%	244,052	425	0.71%
Certificates of deposit	223,829	525	0.95%	161,790	467	1.17%
Total deposit accounts	775,923	979	0.51%	460,059	918	0.81%
Borrowed funds	11,394	159	5.66%	-	-	0.00%
Total interest bearing liabilities	787,317	1,138	0.59%	460,059	918	0.81%

Noninterest bearing liabilities	333,051			140,996
Total average liabiliities	1,120,368			601,055
Average equity	122,642			96,374
Total average liabilities and equity	$1,243,010			$697,429

Net interest income		$12,414			$6,484
Interest rate spread (2)			4.08%			3.79%
Net interest margin (3)			4.28%			4.03%
Ratio of average interest-earning assets
to average interest-bearing liabilities			149.57%			141.98%

(1)	Average balances are average daily balances.
(2)	Interest rate spread is calculated as the average rate earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(3)	Net interest margin is calculated as net interest income divided by total average earning assets.

Rate/Volume Analysis. Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in weighted average interest rates. The following table sets forth the effects of changing rates and volumes on our net interest income during the periods shown. Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). Changes applicable to both volume and rate have been allocated to volume. Yields have been calculated on a pre-tax basis.  The following table compares the three months ended March 31, 2018 and 2017.

	Three months ended March 31,
	2018 compared to 2017
	Increase/(Decrease)
	Attributable to
	Rate	Volume	Total
Interest -earning assets	(Dollars in thousands)
Interest-bearing deposits	$404	$263	$667
Investments available-for-sale	80	75	155
Other equity securities	(48)	102	54
Total loans	251	5,023	5,274
Total interest income	687	5,462	6,150

Interest-bearing liabilities
Savings accounts	(7)	10	3
Interest-bearing checking	(49)	61	12
Money market accounts	(203)	191	(12)
Certificates of deposit	23	35	58
Total deposits	(235)	296	61
Borrowed funds	-	159	159
Total interest expense	(235)	455	220
Net interest income	$923	$5,007	$5,930

Provision for loan losses.  We recorded a provision for loan losses of $254,000 for the three months ended March 31, 2018, compared to a provision for loan losses of $143,000 for the three months ended March 31, 2017, an increase of $111,000 or 77.3%. We recorded no provision for loan losses for acquired loans related to the acquired non-purchased credit-impaired loans as accounted for in accordance with ASC Topic 310-20 for both the three months ended March 31, 2018 and 2017. In addition, no additional provisions were recorded on the purchase credit-impaired loans accounted for in accordance with ASC Topic 310-30 during the three months ended March 31, 2018 and 2017. The provision for loan losses increased primarily as a result of an increase in specific reserves on certain loans. We had net recoveries on previously charged-off loans of $131,000 for the three months ended March 31, 2018 compared to net recoveries of $7,000 during the three months ended March 31, 2017. The ratio of net recoveries to average total loans outstanding was (0.01)% for the three months ended March 31, 2018 and 0.00% for the three months ended March 31, 2017. The allowance for loan losses to loans receivable was 0.52% at

March 31, 2018 compared to 0.73% at March 31, 2017. See Comparison of Financial Condition - Allowance for loan losses for additional details.

Noninterest income. Noninterest income increased $990,000, or 134.6%, to $1.7 million for the three months ended March 31, 2018 compared to $736,000 for the three months ended March 31, 2017. The increase primarily relates to higher gain on sale of loans, service charges and other fees and loan fee income.  During the three months ended March 31, 2018, the Company sold $6.4 million of SBA loans, which generated a net gain on sale of $651,000 compared to a gain of $400,000 during the three months ended March 31, 2017. Additionally, our acquisitions and organic growth significantly increased our deposit accounts, which resulted in a $304,000, or 213.0%, increase in service charges and other fees. Loan fee income increased $188,000, or 329.6%, to $245,000 for the three months ended March 31, 2018, compared to $57,000 for the three months ended March 31, 2017. All other components of noninterest income increased $248,000, net between these two periods.

The following table details the components of non-interest income:

	Three months
	ended March 31,		Variance
	2018	2017	Amount	Percent
	(Dollars in thousands)
Gain on sale of loans	$651	$400	$251	62.8%
Service charges and other fees	446	143	303	211.9%
Loan servicing and other loan fees	245	57	188	329.8%
Other income and fees	384	136	248	182.4%
Total non-interest income	$1,726	$736	$990	134.6%

Noninterest expense. Noninterest expense increased $3.5 million, or 75.2%, to $8.1 million for the three months ended March 31, 2018 compared to $4.6 million for the three months ended March 31, 2017. Each line category of noninterest expense was higher than the previous year, as we nearly doubled in size due to the acquisitions and organic growth. Salaries and related benefits increased $1.8 million, or 59.4%, to $4.9 million, as the number of full-time equivalent employees increased to 158 at March 31, 2018, compared to 105 a year earlier. Occupancy and equipment expenses increased $406,000, or 71.3%, to $975,000, primarily due to the increase in the number of branch office resulting from our acquisitions. As of March 31, 2018, we operated 17 full service branches, compared to 10 a year earlier. Data processing expenses increased $348,000, or 96.8%, to $704,000, related to the acquisitions and the systems conversion we undertook during 2017, as well as a result of higher transaction volume. Other noninterest expense increased $899,000, or 143.7%, to $1.5 million during the three months ended March 31, 2018, compared to $626,000 during the same period in 2017, primarily due to increases in office expenses of $216,000, professional fees of $211,000, amortization of our core deposit intangible asset of $206,000, and in marketing expenses of $156,000.

The following table details the components of non-interest expense:

	Three months
	ended March 31,		Variance
	2018	2017	Amount	Percent
	(Dollars in thousands)
Salaries and related benefits	$4,914	$3,082	$1,832	59.4%
Occupancy and Equipment	975	569	406	71.4%
Data processing expense	708	360	348	96.7%
Other expense	1,526	628	898	143.0%
Total non-interest expense	$8,123	$4,639	$3,484	75.2%

Income taxes. Income tax expense increased $672,000, or 65.7%, to $1.7 million for the three months ended March 31, 2018 compared to $1.0 million for the three months ended March 31, 2017, reflecting the increase in pre-tax income. The Company's effective tax rate was 29.39% for the three months ended March 31, 2018 compared to 41.91% for the same period in 2017. The decrease in the Company's effective tax rate during the three months ended March 31, 2018 compared to the same period in 2017 is primarily the result of recent changes in the U. S. tax laws, wherein the statutory corporate income tax rate was lowered from 35.0% to 21.0%.

Liquidity and Capital Resources

Planning for our normal business liquidity needs, both expected and unexpected, is done on a daily and short-term basis through the cash management function.  On a longer-term basis it is accomplished through the budget and strategic planning functions, with support from internal asset/liability management software model projections.

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. We rely on a number of different sources in order to meet our potential liquidity demands. Our primary sources of funds are deposits, escrow and custodial deposits, principal and interest payments on loans and proceeds from sale of loans. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions, and competition. Our most liquid assets are cash, short-term investments, including interest-bearing demand deposits and securities available-for-sale. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of March 31, 2018, the Bank had an available borrowing capacity of $310.3 million with the FHLB of San Francisco, and four Federal Funds lines with available commitments totaling $55.0 million with four correspondent banks.  There are no amounts outstanding under these facilities at March 31, 2018 and December 31, 2017.  Additionally, the Company classifies its securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our security portfolio is of high quality and the securities would therefore be marketable.

We use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. Loan commitments and letters of credit were $82.4 million and $98.7 million at March 31, 2018 and December 31, 2017, certificates of deposit scheduled to mature in one year or less at March 31, 2018, totaled $167.0 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that most of our maturing certificates of deposit will remain with us.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $5.0 million and net cash used in operating activities was $10.3 million for the three months ended March 31, 2018 and 2017, respectively. During the three months ended March 31, 2018, net cash provided by investing activities, which consists primarily of net repayment of loans receivable and maturities of investment securities, was $6.2 million.  During the three months ended March 31, 2017, net cash used in investing activities totaled $12.0 million due primarily to an increase in net loans receivable.  Net cash used in financing activities totaling $5.5 million comprised primarily of a net decrease in deposits compared to net cash provided by financing activities totaling $19.2 million which was primarily due to a net increase in deposits for the three months ended March 31, 2018 and 2017, respectively.

As a separate legal entity from the Bank, BayCom Corp must provide for its own liquidity. Sources of capital and liquidity for BayCom Corp include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. At March 31, 2018, BayCom Corp had liquid assets of $495,000 on an unconsolidated basis. Subsequent to March 31, 2018, the Company completed an initial public offering of its common stock resulting in net proceeds to the Company of approximately $66.8 million. For further information, see "Note 11 – Subsequent Events" of this report.

Capital Requirements

BayCom Corp is a bank holding company registered with the Federal Reserve.  Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve.  The Bank, as a state-chartered, federally insured commercial bank, is subject to the capital requirements established by the FDIC.

The capital adequacy requirements are quantitative measures established by regulation that require BayCom Corp and the Bank to maintain minimum amounts and ratios of capital.  The Federal Reserve requires BayCom Corp to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Bank to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 Leverage Capital to average assets.  In addition to the minimum capital ratios, the Bank now has to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement began to be phased in starting in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount equal to 2.5% of risk-weighted assets in January 2019.  As of March 31, 2018, the conservation buffer was 1.875%.  At March 31, 2018, BayCom Corp and the Bank each exceeded all regulatory capital requirements.

The actual regulatory capital ratios calculated for BayCom Corp and the Bank as of March 31, 2018, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

	At March 31, 2018		At December 31, 2017
	Dollars	Ratio	Dollars	Ratio
Leverage Ratio	(Dollars in thousands)
BayCom Corp	$105,483	8.61%	$107,153	8.73%
Minimum requirement for "Well-Capitalized"	61,249	5.00%	61,396	5.00%
Minimum regulatory requirement	48,999	4.00%	49,117	4.00%

United Business Bank	$115,943	9.49%	$111,143	8.92%
Minimum requirement for "Well-Capitalized"	61,107	5.00%	62,279	5.00%
Minimum regulatory requirement	48,886	4.00%	49,823	4.00%

Common Equity Tier 1 Ratio
BayCom Corp	$105,483	12.10%	$100,761	11.43%
Minimum requirement for "Well-Capitalized"	56,647	6.50%	57,285	6.50%
Minimum regulatory requirement	39,217	4.50%	39,659	4.50%

United Business Bank	$115,943	13.31%	$111,143	12.43%
Minimum requirement for "Well-Capitalized"	56,612	6.50%	58,109	6.50%
Minimum regulatory requirement	39,193	4.50%	40,229	4.50%

Tier 1 Risk-Based Capital Ratio
BayCom Corp	$111,875	12.84%	$107,153	12.16%
Minimum requirement for "Well-Capitalized"	69,720	8.00%	70,504	8.00%
Minimum regulatory requirement	52,290	6.00%	52,878	6.00%

United Business Bank	$115,943	13.31%	$111,143	12.43%
Minimum requirement for "Well-Capitalized"	69,676	8.00%	71,519	8.00%
Minimum regulatory requirement	52,257	6.00%	53,639	6.00%

Total Risk-Based Capital Ratio
BayCom Corp	$116,785	13.40%	$111,678	12.67%
Minimum requirement for "Well-Capitalized"	87,150	10.00%	88,131	10.00%
Minimum regulatory requirement	69,720	8.00%	70,504	8.00%

United Business Bank	$120,853	13.88%	$115,668	12.90%
Minimum requirement for "Well-Capitalized"	88,248	10.00%	89,399	10.00%
Minimum regulatory requirement	70,598	8.00%	71,519	8.00%

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with GAAP, are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage clients' requests for funding and take the form of loan commitments, lines of credit and standby letters of credit.

As of March 31, 2018, and December 31, 2017, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $82.4 million and $98.7 million at March 31, 2018 and December 31, 2017, respectively. As a percentage of net loans, these off-balance sheet items represent 11% and 11%, respectively. The Company does not expect all commitments to be funded.

In the normal course of business, the Company accepts deposits from local agencies.  The Company is required to provide collateral for certain local agency deposits in the states of California and Washington.  As of March 31, 2018, and December 31, 2017, the FHLB issued a letter of credit on behalf of the Company totaling $7.5 million and $9.9 million, respectively, as collateral for local agency deposits.

We have not engaged in any other off-balance-sheet transactions in the normal course of our lending activities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For information regarding the Company's market risk, see "Management Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Sensitivity and Market Risk" in the Company's prospectus dated May 4, 2018 filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4) on May 4, 2018.  As of March 31, 2018, the market risk of the Company has not changed materially from those disclosed in the prospectus.

Item 4. Controls and Procedures.

(a)          Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures as defined in Rule 13a 15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") was carried out as of March 31, 2018 under the supervision and with the participation of the Company's Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO") and several other members of the Company's senior management. In designing and evaluating the Company's disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company's CEO and CFO concluded that based on their evaluation at March 31, 2018, the Company's disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (2) accumulated and communicated to FS Bancorp management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC's rules and forms.

(b)          Changes in Internal Controls

There were no significant changes in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2018, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

In the normal course of business, the Company occasionally becomes involved in various legal proceedings. In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 1A.  Risk Factors

For information regarding the Company's risk factors, see "Risk Factors" in the Company's prospectus dated May 4, 2018, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4) on May 4, 2018.  As of March 31, 2018, the risk factors of the Company have not changed materially from those disclosed in the prospectus.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Use of Proceeds

On May 8, 2018 we completed our initial public offering ("IPO") of 3,278,900 shares of common stock. All of the shares issued and sold in the initial public offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-224236). In May 2018, a portion of the IPO net proceeds of approximately $66.8 million were used to retire our term loan of $6.0 million.  The remaining funds are available to the Company to provide additional Tier 1 capital to the Bank for acquisitions and growth planned over the next 24 months and for other general corporate purposes, including ongoing operating expenses.

(c) Not applicable

Item 3. Defaults of Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

           Not applicable.

Item 6.          Exhibits

2.1	Agreement and Plan of Reorganization and Merger, between BayCom Corp, Bay Commercial Bank, First ULB Corp. and United Business Bank, FSB dated as of December 14, 2016.(1)
2.2	Agreement and Plan of Merger, between BayCom Corp, Bay United Business Bank, and Plaza Bank dated as of June 26, 2017.(1)
3.1	Articles of Incorporation of BayCom Corp.(1)
3.2	Amended and Restated Bylaws of BayCom Corp. (1)
4.1	Form of common stock certificate of BayCom Corp.(1)
10.1	Amended and Restated Employment Agreement, dated February 20, 2018, among BayCom Corp, United Business Bank and George Guarini.(1)
10.2	Amended and Restated Employment Agreement, dated February 20, 2018, among BayCom Corp, United Business Bank and Janet King.(1)
10.3	Amended and Restated Employment Agreement, dated February 20, 2018, among BayCom Corp, United Business Bank and Keary Colwell.(1)
10.4	Amended and Restated Executive Supplemental Compensation Agreement, dated February 20, 2018, between United Business Bank and George J. Guarini.(1)
10.5	Amended and Restated Executive Supplemental Compensation Agreement, dated February 20, 2018, between United Business Bank and Janet King.(1)
10.6	Amended and Restated Executive Supplemental Compensation Agreement, dated February 20, 2018, between United Business Bank and Keary Colwell.(1)
10.7	Amended and Restated Joint Beneficiary Agreement between United Business Bank and George Guarini.(1)
10.8	Bay Commercial Bank 2014 Equity Incentive Plan.(1)
10.9	Form of Restricted Stock Award Agreement under the Bay Commercial Bank 2014 Equity Incentive Plan.(1)
10.10	BayCom Corp Amended and Restated 2017 Omnibus Equity Incentive Plan.(1)
10.11	Form of Restricted Stock Award Agreement under the BayCom Corp Amended and Restated 2017 Omnibus Equity Incentive Plan.(1)
10.12	Form of Non-Qualified Stock Option Agreement under the BayCom Corp Amended and Restated 2017 Omnibus Equity Incentive Plan.(1)
10.13	Form of Incentive Stock Option Agreement under the BayCom Corp Amended and Restated 2017 Omnibus Equity Incentive Plan.(1)
10.14	Form of Restricted Stock Unit Agreement under the BayCom Corp Amended and Restated 2017 Omnibus Equity Incentive Plan.(1)
10.15	Joint Beneficiary Agreement between United Business Bank and Janet King.(1)
10.16	Joint Beneficiary Agreement between United Business Bank and Keary Colwell.(1)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from the Company's Quarterly Report on Form 10‑Q for the quarter ended March 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Stockholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

(1)	Incorporated herein by reference to the Registration Statement on Form S-1 filed with the SEC on April 11, 2018 (File No. 333-224236).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BAYCOM CORP
Registrant

Date: June 15, 2018	By:	/s/ George Guarini
George Guarini Chief Executive Officer (Principal Executive Officer)

Date: June 15, 2018	By:	/s/ Keary Colwell
Keary Colwell Senior Executive Vice President Chief Financial Officer and Chief Administrative Officer (Principal Financial and Accounting Officer)