Form 10-Q
period 2018-06-30
BayCom Corp
filed 2018-08-14
CIK 1730984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

COMMISSION FILE NUMBER 001-38483

BayCom Corp
(Exact Name of Registrant as Specified in its Charter)

California	37-1849111
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Ygnacio Valley Road, Walnut Creek, California	94596
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (925) 476-1800

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☐   NO ☒

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

As of August 10, 2018 there were 10,869,275 shares of the registrant’s common stock outstanding.

BAYCOM CORP AND SUBSIDIARY

QUARTERLY REPORT ON FORM 10-Q

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: expected revenues, cost savings, synergies and other benefits from the proposed merger of the Company and Bethlehem Financial Corporation (“BFC”) might not be realized within the expected time frames or at all and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; the requisite regulatory approvals for the proposed merger of the Company and BFC may be delayed or may not be obtained (or may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the proposed merger); the requisite approval of BFC shareholders may be delayed or may not be obtained, the other closing conditions to the merger may be delayed or may not be obtained, or the merger agreement may be terminated; business disruption may occur following or in connection with the proposed merger of the Company and BFC; the Company's or BFC's businesses may experience disruptions due to transaction-related uncertainty or other factors making it more difficult to maintain relationships with employees, customers, other business partners or governmental entities; the possibility that the proposed merger is more expensive to complete than anticipated, including as a result of unexpected factors or events; and the diversion of managements' attention from ongoing business operations and opportunities as a result of the proposed merger or otherwise; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and non-performing assets, and may result in our allowance for loan losses not being adequate to cover actual losses and require us to materially increase our reserves; changes in economic conditions in general and in California, Washington, and New Mexico; changes in the levels of general interest rates and the relative differences between short and long-term interest rates, loan and deposit interest rates; our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of us by regulatory authorities and the possibility that any such regulatory authority may, among other things, limit our business activities, require us to change our business mix, increase our allowance for loan and lease losses, write-down asset values or increase our capital levels, or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; risks related to our acquisition strategy, including our ability to identify future suitable acquisition candidates, exposure to potential asset and credit quality risks and unknown or contingent liabilities, the need for capital to finance such transactions, our ability to obtain required regulatory approvals and possible failures in realizing the anticipated benefits from acquisitions; challenges arising from attempts to expand into new geographic markets, products, or services; future goodwill impairment due to changes in our business, changes in market conditions, or other factors; legislative or regulatory changes that adversely affect our business including changes in banking, securities and tax law, and regulatory policies and principles, or the interpretation of regulatory capital or other rules, including changes related to Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the implementing regulations; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets and liabilities, which estimates may prove to be incorrect and result in significant changes in valuation; difficulties in reducing risk associated with the loans and securities on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; the failure or security breach of computer systems on which we depend, or the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents; the effectiveness of our risk management framework; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions, which could expose us to litigation or reputational harm; an inability to keep pace with the rate of technological advances; our ability to retain key members of our senior management team and our ability to attract, motivate and retain qualified personnel; costs and effects of litigation, including settlements and judgments; our ability to implement our business strategies and manage our growth; future goodwill impairment due to changes in our business, changes in market conditions, or other factors; our ability to manage loan delinquency rates; liquidity issues, including our ability to raise additional capital, if necessary; the loss of our largest loan and depositor relationships; the occurrence of adverse weather or manmade events, which could negatively affect our core markets or disrupt our operations; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock, and interest or principal payments on our junior subordinated debentures; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; statements with respect to our intentions regarding disclosure and other changes resulting from the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"); changes in accounting principles, policies or guidelines and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and the other risks detailed from time to time in our filings with the Securities and Exchange Commission ("SEC"), including our prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) of the Securities Act on May 4, 2018, and in this quarterly report.

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

As used throughout this report, the terms “we,” “our,” “us,” “BayCom,” or the “Company” refer to BayCom Corp and its consolidated subsidiary, United Business Bank (formerly known as Bay Commercial Bank), which we sometimes refer to as “the Bank,” unless the context otherwise requires.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for per share data)

(UNAUDITED)

Item 1. Financial Statements

	June 30,	December 31,
	2018	2017
ASSETS

Cash and due from banks	$17,903	$14,754
Federal funds sold	300,364	235,099
Cash and cash equivalents	318,267	249,853
Interest earning deposits in financial institutions	1,245	1,743
Investment securities available-for-sale	54,433	40,505
Federal Home Loan Bank stock, at par	5,097	4,772
Federal Reserve Bank stock, at par	3,357	2,987
Loans held for sale	334	3,245
Loans	913,486	891,548
Deferred fees, net	(423)	(469)
Allowance for loan losses	(4,600)	(4,215)
Loans, net	908,463	886,864
Premises and equipment, net	7,773	8,399
Core deposit intangible	4,194	4,772
Cash surrender value of Bank owned life insurance policies, net	16,510	17,132
Goodwill	10,365	10,365
Interest recievable and other assets	15,634	15,157
Total Assets	$1,345,672	$1,245,794

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
Non-interest bearing deposits	$346,009	$327,309
Interest bearing deposits	792,159	776,996
Total deposits	1,138,168	1,104,305

Other borrowings	-	6,000
Salary continuation plan	3,206	4,046
Interest payable and other liabilities	5,241	7,421
Junior subordinated deferrable interest debentures, net	5,417	5,387
Total liabilities	1,152,032	1,127,159

Shareholders' equity
Preferred stock - no par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, - no par value; authorized 100,000,000 shares 10,869,275 and 7,496,995 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	148,522	81,307
Additional paid in capital	287	287
Accumulated other comprehensive (loss) income, net of tax	(354)	213
Retained earnings	45,185	36,828
Total shareholders' equity	193,640	118,635
Total Liabilities and Shareholders' Equity	$1,345,672	$1,245,794

See accompanying notes to unaudited condensed consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except for per share data)

(UNAUDITED)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Interest and dividend income:
Loans, including fees	$12,074	$10,098	$24,354	$17,104
Investment securities and interest earning deposits in banks	1,540	490	2,650	778
FHLB dividends	87	106	180	192
FRB dividends	50	23	119	45
Total interest and dividend income	13,751	10,717	27,303	18,119
Interest expense:
Deposits	1,025	971	2,004	1,890
Other borrowings	126	101	285	101
Total interest expense	1,151	1,072	2,289	1,991
Net interest income	12,600	9,645	25,014	16,128
Provision for loan losses	243	144	497	287
Net interest income after provision for loan losses	12,357	9,501	24,517	15,841
Noninterest income:
Gain on sale of loans	548	875	1,199	1,275
Service charges and other fees	469	299	915	442
Loan servicing fees and other income	274	253	519	310
Other income	792	202	1,176	338
Total noninterest income	2,083	1,629	3,809	2,365
Noninterest expense:
Salaries and employee benefits	4,547	3,947	9,461	7,029
Occupancy and equipment	1,268	790	2,243	1,359
Data processing	615	2,074	1,323	2,434
Other expense	2,226	1,576	3,752	2,203
Total noninterest expense	8,656	8,387	16,779	13,025
Income before provision for income taxes	5,784	2,743	11,547	5,181
Provision for income taxes	1,496	1,241	3,190	2,263
Net income	$4,288	$1,502	$8,357	$2,918

Earnings per common share :
Basic: Earnings per common share	$0.45	$0.23	$0.99	$0.49
Weighted average shares outstanding:	9,467,431	6,421,078	8,495,230	5,949,373

Diluted: Earnings per common share	$0.45	$0.23	$0.99	$0.49
Weighted average shares outstanding:	9,467,431	6,421,078	8,495,230	5,949,373

See accompanying notes to unaudited condensed consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$4,288	$1,502	$8,357	$2,918
Other comprehensive (loss) income:
Change in unrealized (loss) gain on available-for-sale securities	(405)	8	(806)	24
Deferred tax benefit (expense)	120	(3)	239	(10)
Other comprehensive (loss) income, net of tax	(285)	5	(567)	14
Total comprehensive income	$4,003	$1,507	$7,790	$2,932

See accompanying notes to unaudited condensed consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except for per share data)

(UNAUDITED)

				Accumulated
		Common	Additional	Other		Total
	Number of	Stock	Paid in	Comprehensive	Retained	Shareholders'
	Shares	Amount	Capital	Income/(loss)	Earnings	Equity
Balance, December 31, 2016	5,472,426	$46,084	$287	$88	$31,604	$78,063
Net income					2,918	2,918
Other comprehensive loss, net				14		14
Issuance of shares	1,371,579	1,170				1,170
Restricted stock granted	16,865					-
Stock based compensation		187				187
Balance, June 30, 2017	6,860,870	47,441	287	102	34,522	82,352
Net income					2,342	2,342
Other comprehensive income, net				75		75
Reclassification of stranded tax effects from change in tax rate				36	(36)	-
Restricted stock granted	11,635					-
Stock based compensation		236				236
Issuance of shares	626,381	33,654				33,654
Repurchase of shares	(1,891)	(24)				(24)
Balance, December 31, 2017	7,496,995	81,307	287	213	36,828	118,635
Net income					8,357	8,357
Initial public offering, net	3,278,900	66,761				66,761
Other comprehensive loss, net				(567)		(567)
Restricted stock granted	93,380					-
Stock based compensation		454				454
Balance, June 30, 2018	10,869,275	$148,522	$287	$(354)	$45,185	$193,640

See accompanying notes to unaudited condensed consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Six months ended
	June 30,
	2018	2017
Cash flow from operating activities:
Net earnings	$8,357	$2,918
Adjustments to reconcile net earnings to net cash provided by (used in) by operating activities:
(Increase) decrease in deferred tax asset	(1,433)	1,063
Accretion on acquired loans	(1,553)	(2,436)
Gain on sale of loans	(1,199)	(1,275)
Proceeds from sale of loans	21,298	14,286
Loans originated for sale	(23,010)	(19,068)
Loss on impairment of building held for sale	600	-
Accretion on Trust Preferred	30	582
Increase in cash surrender value of life insurance policies	(155)	(128)
Provision for loan losses	497	287
Amortization/accretion of premium discount on investment securities	241	60
Depreciation and amortization	458	307
Core deposit intangible amortization	578	296
Stock-based compensation expense	454	187
(Decrease) increase in deferred loan origination fees, net	(46)	223
Decrease in accrued interest receivable and other assets	1,196	820
(Decrease) increase in salary continuation liability	(840)	2
(Decrease) increase in accrued expenses and other liabilities	(2,181)	457
Net cash provided by (used in) operating activities	3,292	(1,419)

Cash flows from investing activities:
Proceeds from interest bearing deposits in financial institutions	498	-
Proceeds from the maturity and repayment of securities	6,797	3,902
Purchase of investment securities	(21,772)	-
Purchase of Federal Home Loan Bank Stock	(325)	-
Purchase of Federal Reserve Bank stock	(370)	(188)
Proceed from death benefit on BOLI investment	777	-
Net increase in loans	(14,675)	(26,147)
Net investment in other real estate owned	-	(500)
Purchase of bank premises, equipment, leasehold improvements	(432)	(122)
Net cash received from acquisition	-	83,967
Net cash (used in) provided by investing activities	(29,502)	60,912

Cash flows from financing activities:
Net increase in demand, interest bearing and savings deposits	42,089	252,802
Net decrease in time deposits	(8,226)	(239,797)
Decrease in other borrowings	(6,000)	-
Proceeds from initial public offering, net	66,761	-
Net cash provided by financing activities	94,624	13,005
Increase in cash and cash equivalents	68,414	72,498
Cash and cash equivalents at beginning of period	249,853	128,684
Cash and cash equivalents at end of period	$318,267	$201,182

See accompanying notes to unaudited condensed consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(In thousands)

(UNAUDITED)

	Six months ended
	June 30,
	2018	2017
Additional cash flow information:
Interest paid	$2,260	$2,138
Income taxes paid	2,522	1,215
Non-cash investing and financing activities:
Change in unrealized (loss) gain in available for-sale securities, net of tax	$(567)	$14

Acquisition:
Assets acquired, net of cash received	$-	$370,110
Liabilities assumed	-	440,368
Common stock issued	-	22,860
Goodwill	-	9,126

See accompanying notes to unaudited condensed consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except for per share data)

NOTE 1 – BASIS OF PRESENTATION

BayCom Corp (the “Company”) is a bank holding company headquartered in Walnut Creek, California. United Business Bank (the “Bank”), the wholly owned banking subsidiary, is a California state-chartered bank which provides a broad range of financial services primarily to local small and mid-sized businesses, service professionals and individuals. In the 14 years of operation, the Bank has grown to 17 full service banking branches. The main office is located in Walnut Creek, California and branch offices are located in Oakland, Castro Valley, Mountain View, Napa, Stockton (2), Pleasanton, Livermore, San Jose, Long Beach, Sacramento, San Francisco and Glendale, California, and Seattle, Washington (2) and Albuquerque, New Mexico. In addition, the Bank has one loan production office in Los Angeles, California. The condensed consolidated financial statements include the accounts of the Company and the Bank.

All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements include all adjustments of a normal and recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in annual financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto for the year ended December 31, 2017. Results of operations for interim periods are not necessarily indicative of results for the full year. Certain prior year information has been reclassified to conform to current year presentation. The reclassifications had no impact on consolidated net earnings or shareholders’ equity.

On August 13, 2018, the Company announced the signing of a definitive merger agreement whereby the Company will acquire Bethlehem Financial Corporation in a cash transaction valued at approximately $23.5 million. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the agreement by the shareholders of BFC. See “Note 18 – Subsequent Events”.

Revenue Recognition

In accordance with Topic 606, revenues are recognized when control of promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services that are promised within each contract and identifies those that contain performance obligations; and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except for per share data)

All of the Company’s revenue from contracts with customers in scope of ASC 606 is recognized in noninterest income and included in our commercial and consumer banking segment. For the six months ended June 30, 2018, the Company recognized $164,000 in deposit fees, and $89,000 in debit card interchange fees considered in scope of ASC 606, and $3.6 million of noninterest income considered not in scope of ASC 606.

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our condensed consolidated financial statements may not be comparable to companies that comply with such new or revised accounting standards.

NOTE 2 - ACCOUNTING STANDARDS RECENTLY ISSUED OR ADOPTED

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. This ASU was effective for interim and annual periods beginning after December 15, 2017. The Company adopted ASU No. 2014-09 on January 1, 2018. The Company has analyzed its revenue sources of noninterest income to determine when the satisfaction of the performance obligation occurs and the appropriate recognition of revenue. The adoption of ASU No. 2014-09 did not have material impact on the Company’s condensed consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). Changes made to the current measurement model primarily affect the accounting for equity securities and readily determinable fair values, where changes in fair value will impact earnings instead of other comprehensive income. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged. The ASU also changes the presentation and disclosure requirements for financial instruments including a requirement that public business entities use exit price when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes. The amendments in this ASU were effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has used the exit price notion in the fair value disclosure of financial instruments in Note 16 of this report. The adoption of ASU 2016-01 did not have a material impact on the Company’s condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The most significant change for lessees is the requirement under the new guidance to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases, which is generally defined as a lease term of less than 12 months. This change will result in lessees recognizing right-of-use assets and lease liabilities for most leases currently accounted for as operating leases under current lease accounting guidance. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2018 for public business entities and one year later for all other entities. Early application of the amendments in the ASU is permitted. The Company is currently evaluating the effects of ASU 2016-02 on its financial statements and disclosures. Although an estimate of the impact of the new leasing standard has not yet been determined, upon adoption the Company expects to report increased assets and increased liabilities on its Consolidated Statements of Financial Condition as a result of recognizing right-of-use assets and lease liabilities related to certain banking offices and certain equipment under noncancelable operating lease agreements, however, based on current leases the adoption is not expected to have a material impact on the Company’s consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except for per share data)

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, public business entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019 for SEC filers, one year later for non SEC filing public business entities and annual reporting periods beginning after December 15, 2020 for nonpublic business entities and interim periods within the reporting periods beginning after December 15, 2021. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is reviewing the requirements of ASU 2016-13 and expects to begin developing and implementing processes and procedures to ensure it is fully compliant with the amendments at the adoption date. Upon adoption, the Company expects changes in the processes and procedures used to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The new guidance may result in an increase in the allowance for loan losses which will also reflect the new requirement to include the nonaccretable principal differences on purchased credit-impaired loans; however, the Company is still in the process of determining the magnitude of the change and its impact on the Company's future consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. This guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation, and goodwill impairment will simply be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The amendments in this ASU are required for public business entities and other entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. ASU No. 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2021 for public business entities who are not SEC filers and one year later for all other entities. The adoption of ASU 2017-04 is not expected to have a material impact on the Company's future consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except for per share data)

In February 2018, FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). This ASU was issued to allow a reclassification from accumulated other comprehensive income to retained earnings from stranded tax effects resulting from the revaluation of the net deferred tax asset ("DTA") to the new corporate tax rate of 21% as a result of the Tax Cuts and Jobs Act of 2017 (“Tax Act”). The ASU is effective for reporting periods beginning after December 15, 2018 with early adoption permitted. The Company elected to early adopt this ASU and to reclassify $36,000 of stranded tax effects from accumulated other comprehensive income to retained earnings in the fourth quarter of 2017.

In March 2018, FASB issued ASU No. 2018-05, Income Taxes (Topic 740). This ASU was issued to provide guidance on the income tax accounting implications of the Tax Act and allows for entities to report provisional amounts for specific income tax effects of the Act for which the accounting under Topic 740 was not yet complete, but a reasonable estimate could be determined. A measurement period of one-year is allowed to complete the accounting effects under Topic 740 and revise any previous estimates reported. Any provisional amounts or subsequent adjustments included in an entity’s financial statements during the measurement period should be included in income from continuing operations as an adjustment to tax expense in the reporting period the amounts are determined. The Company adopted this ASU with the provisional adjustments as reported in the consolidated financial statements as of December 31, 2017. As of June 30, 2018, the Company did not incur any adjustments to the provisional recognition.

Note 3 – ACQUISITION

On April 28, 2017, to increase its market area, reduce net funding costs, and improve operating efficiency, the Company acquired all the assets and assumed all the liabilities of First ULB Corp. (“FULB”) and its subsidiary, United Business Bank, FSB. The Company added eight locations including seven full service branches and one loan production office. The branch offices are located in Oakland, San Jose, Sacramento, San Francisco, Glendale, California and Albuquerque, New Mexico and Tukwila, Washington. The loan production office is located in Los Angeles, California. The Company paid a total of $41.9 million comprised of cash of $19.0 million and 1,371,579 shares of its common stock at a price of $16.66 per share in exchange for all of the common shares outstanding of FULB. Each share of FULB common stock was converted into .9733 share of the Company’s common stock. As of the merger date, the fair value of FULB’s consolidated assets totaled approximately $473.1 million and deposits totaled approximately $428.0 million. The fair value of estimates are subject to change during the measurement period, after the acquisition date as additional information relative to the acquisition date fair values becomes available. The merger transaction is accounted for using the acquisition method of accounting for business combinations FASB ASC 805, Business Combinations. The net assets acquired and the liabilities assumed totaled approximately $32.8 million at the date of merger. The Company also assumed the Floating Rate Junior Subordinated Deferrable Interest Debentures issued by FULB (the “Subordinated Debentures”) which are held by the First ULB Statutory Trust 1 (the “Trust”) and the lease obligation related to each facility.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except for per share data)

On November 3, 2017, to enhance its market share in the state of Washington, the Company acquired Plaza Bank (“Plaza Bank”) adding one branch office located in Seattle, Washington. The Company issued 626,381 shares of its common stock at a price of $19.10 per share in exchange for the all of the common shares outstanding of Plaza Bank. Each share of Plaza Bank’s common stock outstanding was converted into .084795 share of the Company’s common stock. As of the merger date, the fair value of Plaza Bank’s assets totaled approximately $75.8 million and deposits totaled approximately $54.2 million. The fair value of estimates are subject to change during the measurement period, after the acquisition date as additional information relative to the acquisition date fair values becomes available. The merger transaction is accounted for using the acquisition method of accounting for business combinations FASB ASC 805, Business Combinations. The net assets acquired and the liabilities assumed totaled approximately $10.8 million at the date of merger. The Company assumed the lease obligation related to the branch facility.

The acquisitions resulted in $10.4 million in goodwill which represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed. Goodwill mainly reflects expected value created through the combined operations of the acquisitions which we evaluate for impairment annually.

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

The contribution of the acquired operations from FULB and Plaza Bank to our results of operations for the 2017 is as follows:

	Actual	Proforma
	Six Months Ended June 30,
	2018	2017
Net interest income	$25,014	$23,260
Net income	8,357	5,109

Basic earnings per share	$0.99	$0.66
Diluted earnings per share	0.99	0.66

The core deposit intangible represents the estimated future benefits of acquired deposits and is recorded separately from the related deposits. The transactions resulted in a core deposit intangible asset of $4.8 million from the acquisitions, of which $850,000 was amortized in 2017 and $578,000 was amortized in the first half of 2018. It is amortized on an accelerated basis over an estimated ten-year life. The amortization is higher in the early years and then declines in the later years. The asset is evaluated periodically for impairment. No impairment loss was recognized as of June 30, 2018.

Acquisition-related expenses are recognized as incurred and continue until all systems have been converted and operational functions become fully integrated. We incurred acquisition-related expenses in the consolidated statements of comprehensive income in 2017 as follows:

	Period Recognized
	Q2-2017	Q4-2017
	FULB	Plaza	Total
Acquisition related expenses in 2017
Professional fees	$349	$225	$574
Data processing	1,586	855	2,441
Salaries and employee benefits	212	75	287
Other	120	54	174
Total	$2,267	$1,209	$3,476

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except for per share data)

NOTE 4 – INVESTMENTS AVAILABLE FOR SALE

The amortized cost and estimated fair values of securities available-for-sale at June 30, 2018 and December 31, 2017 are as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
June 30, 2018
Municipal securities	$16,298	$132	$(349)	$16,081
Mortgage-backed securities	22,361	101	(310)	22,152
Collateralized mortgage obligations	1,018	-	(11)	1,007
Corporate bonds	5,480	-	(4)	5,476
U.S. Government Agencies	4,736	5	(18)	4,723
SBA securities	5,042	38	(87)	4,993
	$54,936	$276	$(779)	$54,433

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
December 31, 2017
Municipal securities	$15,910	$182	$(45)	$16,047
Mortgage-backed securities	9,621	143	(24)	9,740
Collateralized mortgage obligations	1,758	1	(9)	1,750
Corporate bonds	-	-	-	-
U.S. Government Agencies	6,984	-	(13)	6,971
SBA securities	5,929	78	(10)	5,997
	$40,202	$404	$(101)	$40,505

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except for per share data)

The gross unrealized losses of the available-for-sale investment securities portfolio are summarized according to the duration of the loss period as of June 30, 2018 as follows:

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Municipal securities	$11,990	$(340)	$262	$(9)	$12,252	$(349)
Mortgage-backed securities	17,456	(304)	649	(6)	18,105	(310)
Collateralized mortgage obligations	990	(11)	-	-	990	(11)
Corporate Bonds	3,471	(4)	-	-	3,471	(4)
U.S. Government Agencies	4,724	(18)	-	-	4,724	(18)
SBA securities	1,348	(81)	890	(6)	2,238	(87)
Total	$39,979	$(758)	$1,801	$(21)	$41,780	$(779)

The gross unrealized losses of the available-for-sale investment securities portfolio are summarized according to the duration of the loss period as December 31, 2017 as follows:

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Municipal securities	$4,011	$(39)	$267	$(6)	$4,278	$(45)
Mortgage-backed securities	4,075	(24)	-	-	4,075	(24)
Collateralized mortgage obligations	1,201	(9)	-	-	1,201	(9)
Corporate Bonds	-	-	-	-	-	-
U.S. Government Agencies	6,981	(13)	-	-	6,981	(13)
SBA securities	1,245	(10)	-	-	1,245	(10)
Total	$17,513	$(95)	$267	$(6)	$17,780	$(101)

At June 30, 2018, there were ten securities in an unrealized loss position for greater than twelve consecutive months. At the same time, there were 58 securities in an unrealized loss position for less than twelve consecutive months. At December 31, 2017, there was one security in an unrealized loss position for greater than twelve consecutive months, and there were 45 securities in an unrealized loss position for less than twelve consecutive months. Management periodically evaluates each security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary. The unrealized losses are due solely to interest rate changes and the Company does not intend to sell nor expects it will be required to sell investment securities identified with unrealized losses prior to the earliest of forecasted recovery or the maturity of the underlying investment security. Management has determined that no investment security was other-than-temporarily impaired at June 30, 2018 and December 31, 2017.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except for per share data)

The amortized cost and estimated fair value of available-for-sale securities as of June 30, 2018 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2018		December 31, 2017
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available-for-sale:
Due in one year or less	$5,778	$5,763	$5,248	$5,243
Due after one through five years	8,935	8,638	4,987	4,959
Due after five years through ten years	15,079	14,963	14,619	14,737
Due after ten years	25,144	25,069	15,348	15,566
Total	$54,936	$54,433	$40,202	$40,505

For the six months ended June 30, 2018, pretax recognized gains of $3,000 were recorded and no losses were recorded. No realized gains or losses were recorded for the six months ended June 30, 2017.

NOTE 5 - LOANS

Loans are summarized as follows as of June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
Commercial and industrial	$115,216	$113,801
Construction and land	33,388	22,720
Commercial real estate	680,756	669,150
Residential	83,491	84,781
Consumer	635	1,096
Gross loans	913,486	891,548
Net deferred loan fees	(423)	(469)
Allowance for loan losses	(4,600)	(4,215)
Net loans	$908,463	$886,864

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except for per share data)

As of June 30, 2018, and December 31, 2017 the Company’s impaired originated and purchased credit impaired (“PCI”) loans have a related allowance for loss as follows:

		Unpaid		Average
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
June 30, 2018
With no related allowance recorded:
Commercial and industrial	$691	$691	$-	$691	$-
Construction and land	-	-	-	-	-
Commercial real estate	877	877	-	890	6
Residential	129	129	-	132	-
Consumer	-	-	-	-	-

With an allowance recorded:
Commercial and industrial	11	11	11	11	-
Construction and land	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Residential	-	-	-	-	-
Consumer	-	-	-	-	-

		Unpaid		Average
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
December 31, 2017
With no related allowance recorded:
Commercial and industrial	$-	$-	$-	$-	$-
Construction and land	-	-	-	-	-
Commercial real estate	1,120	1,228	-	1,147	56
Residential	-	-	-	-	-
Consumer	-	-	-	-	-

With an allowance recorded:
Commercial and industrial	13	13	13	13	2
Construction and land	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Residential	-	-	-	-	-
Consumer	-	-	-	-	-

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except for per share data)

Impaired loans on accrual are loans that have been restructured and are performing under modified loan agreements, and principal and interest is determined to be collectible. Nonaccrual loans are loans where principal and interest have been determined to not be fully collectible.

The following table presents nonaccrual loans for the periods ending June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
Commercial and industrial	$702	$13
Construction and land	-	-
Commercial real estate	101	166
Residential	129	-
Consumer	-	-
Total nonaccrual loans	$932	$179

The government guaranteed portion of nonaccrual loans was $456,000 as of June 30, 2018. There was no government guaranteed portion of nonaccrual loans as of December 31, 2017.

The following table presents loans by class modified as troubled debt restructuring (“TDR”) including any subsequent defaults during the period ending June 30, 2018 and December 31, 2017:

June 30, 2018	Number of Loans	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Total
Troubled Debt Restructurings
Commercial and industrial	1	$-	$-	$-	$11	$11
Construction and land	-	-	-	-	-	-
Commercial real estate	1	-	-	-	776	776
Residential	1	-	129	-	-	129
Consumer	-	-	-	-	-	-
	3	$-	$129	$-	$787	$916

December 31, 2017	Number of Loans	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Total
Troubled Debt Restructurings
Commercial and industrial	1	$-	$-	$-	$13	$13
Construction and land	-	-	-	-	-	-
Commercial real estate	3	-	238	-	794	1,032
Residential	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
	4	$-	$238	$-	$807	$1,045

There were no commitments for additional funding of TDR loans as of June 30, 2018. There was one loan that was modified as a TDR during the six months ended June 30, 2018. There were no loans modified within the previous six months for which there was a payment default during the period as of June 30, 2018 and 2017.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except for per share data)

Purchase Credit Impaired Loans (“PCI”)

As part of acquisitions, the Company has purchased loans, some of which have shown evidence of credit deterioration since origination and it is probable at the acquisition that all contractually requirement payments would not be collected.

The carrying amount and unpaid balance of PCI loans are as follows:

	June 30, 2018		December 31, 2017
	Unpaid		Unpaid
	Principal	Carrying	Principal	Carrying
	Balance	Value	Balance	Value
Commercial and industrial	$130	$2	$149	$3
Construction and land		-	-	-
Commercial real estate	13,161	11,206	15,536	13,017
Residential	1,789	1,391	1,732	1,295
Consumer	-	-	-	-
Total purchased credit impaired loans	$15,080	$12,599	$17,417	$14,315

The following table summarizes the Company’s allowance for loan losses for the six months ended June 30, 2018:

	Commercial	Construction	Commercial
Six Months Ending June 30, 2018	and Industrial	and Land	Real Estate	Residential	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$841	$199	$2,695	$150	$3	$327	$4,215
Charge-offs	(251)	-	-	-	-	-	(251)
Recoveries	139	-	-	-	-	-	139
Provision (reclassification) for loan losses	173	93	266	25	(1)	(59)	497
Ending balance	$902	$292	$2,961	$175	$2	$268	$4,600

Allowance for loan losses related to:
Loans individually evaluated for impairment	$11	$-	$-	$-	$-	$-	$11
Loans collectively evaluated for impairment	891	292	2,961	175	2	268	4,589
PCI loans	-	-	-	-	-	-	-

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except for per share data)

The following tables summarize the Company’s allowance for loan losses for the three months ended June 30, 2018 and the six months ended June 30, 2017:

	Commercial	Construction	Commercial
Three Months Ending June 30, 2018	and Industrial	and Land	Real Estate	Residential	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$1,005	$251	$2,782	$160	$-	$402	$4,600
Charge-offs	(251)	-	-	-	-	-	(251)
Recoveries	8	-	-	-	-	-	8
Provision (reclassification) for loan losses	140	41	179	15	2	(134)	243
Ending balance	$902	$292	$2,961	$175	$2	$268	$4,600

Allowance for loan losses related to:
Loans individually evaluated for impairment	$11	$-	$-	$-	$-	$-	$11
Loans collectively evaluated for impairment	891	292	2,961	175	2	268	4,589
PCI loans	-	-	-	-	-	-	-

	Commercial	Construction	Commercial
	and Industrial	and Land	Real Estate	Residential	Consumer	Unallocated	Total
Balance of loans as of June 30, 2018:
Individually evaluated for impairment	$702	$-	$877	$129	$-	$-	$1,708
Collectively evaluated for impairment	114,512	33,388	668,673	81,971	635	-	899,179
PCI loans	2	-	11,206	1,391	-	-	12,599
Balance of loans collectively evaluated for impairment	114,514	33,388	679,880	83,360	635	-	911,777
Total loans	$115,216	$33,388	$680,756	$83,491	$635	$-	$913,486

	Commercial	Construction	Commercial
Six Months Ending June 30, 2017	and Industrial	and Land	Real Estate	Residential	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$1,011	$287	$2,105	$151	$4	$217	$3,775
Charge-offs	-	-	(3)	-	-	-	(3)
Recoveries	16	-	-	-	-	-	16
Provision (reclassification) for loan losses	18	(2)	451	1	(2)	(179)	287
Ending balance	$1,045	$285	$2,553	$152	$2	$38	$4,075

Allowance for loan losses related to:
Loans individually evaluated for impairment	$37	$-	$-	$-	$-	$-	$37
Loans collectively evaluated for impairment	1,008	285	2,553	152	2	38	4,038
PCI loans	-	-	-	-	-	-	-

Balance of loans as of June 30, 2017:
Individually evaluated for impairment	$229	$-	$138	$-	$-	$-	$367
Collectively evaluated for impairment	104,531	22,477	626,856	89,007	1,362	-	844,233
PCI loans	74	-	12,819	1,480	-	-	14,373
Balance of loans collectively evaluated for impairment	104,605	22,477	639,675	90,487	1,362	-	858,606
Total loans	$104,834	$22,477	$639,813	$90,487	$1,362	$-	$858,973

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except for per share data)

Risk rating system

Each loan is assigned a risk grade based on its characteristics. Loans with low to average credit risk are assigned a lower risk grade than those with higher credit risk as determined by the individual loan characteristics.

The Company’s “Pass” loans includes loans with acceptable business or individual credit risk where the borrower’s operations, cash flow or financial condition provides evidence of low to average levels of risk.

A “ Special Mention” asset has potential weaknesses that deserve close attention. If left uncorrected, these potential weaknesses may result in a deterioration of the repayment prospects for the asset or in the Company’s credit position at some future date. Special Mention assets are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification. A Special Mention rating should be a temporary rating, pending the occurrence of an event that would cause the risk rating to either improve or to be downgraded.

A “Substandard” asset is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Assets are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. The potential loss does not have to be recognizable in an individual credit for that credit to be risk rated substandard.

Any asset classified “Doubtful” has all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and value, highly questionable and improbable. Doubtful assets have a high probability of loss, yet certain important and reasonably specific pending factors may work toward the strengthening of the asset.

Losses are recognized as charges to the allowance when the loan or portion of the loan is considered uncollectible or at the time of foreclosure. Recoveries on loans receivable previously charged off are credited to the allowance for loan losses.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except for per share data)

The following tables represent the internally assigned grade by class of loans as of June 30, 2018 and December 31, 2017:

		Special			Total
June 30, 2018	Pass	Mention	Substandard	Doubtful	loans
Commercial and industrial	$113,006	$259	$1,951	$-	$115,216
Construction and land	30,429	122	2,837	-	33,388
Commercial real estate	670,903	6,864	2,989	-	680,756
Residential	83,214	148	129	-	83,491
Consumer	635	-	-	-	635
Totals	$898,187	$7,393	$7,906	$-	$913,486

		Special
December 31, 2017	Pass	Mention	Substandard	Doubtful	Total
Commercial and industrial	$112,078	$807	$916	$-	$113,801
Construction and land	19,833	-	2,887	-	22,720
Commercial real estate	661,878	4,058	3,214	-	669,150
Residential	84,781	-	-	-	84,781
Consumer	1,096	-	-	-	1,096
Total	$879,666	$4,865	$7,017	$-	$891,548

The following tables provide an aging of the Company's loan receivable as of June 30, 2018 and December 31, 2017:

								Recorded
			Greater					Investment >
	30-59 Days	60-89 Days	Than	Total Past			Total Loans	90 Days and
	Past Due	Past Due	90 Days	Due	Current	PCI Loans	Receivable	Accruing
June 30, 2018
Commercial and industrial	$250	$185	$329	$764	$114,450	$2	$115,216	$-
Construction and land	-	-	122	122	33,266	-	33,388	-
Commercial real estate	2,154	268	-	2,422	667,128	11,206	680,756	-
Residential	129	-	-	129	81,971	1,391	83,491	-
Consumer	-	-	-	-	635	-	635	-
Total	$2,533	$453	$451	$3,437	$897,450	$12,599	$913,486	$-

December 31, 2017
Commercial and industrial	$96	$-	$-	$96	$113,702	$3	$113,801	$-
Construction and land	-	-	-	-	22,720	-	22,720	-
Commercial real estate	1,446	-	-	1,446	654,687	13,017	669,150	-
Residential	349	-	-	349	83,137	1,295	84,781	-
Consumer	3	-	-	3	1,093	-	1,096	-
Total	$1,894	$-	$-	$1,894	$875,339	$14,315	$891,548	$-

At June 30, 2018 a loan totaling $122,000 was 90 days or more past due and accruing interest. At December 31, 2017 there were no loans that were 90 days or more past due where interest was still accruing.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except for per share data)

NOTE 6 – PREMISES AND EQUIPMENT

Premises and equipment consisted of the following as of June 30, 2018 and December 31, 2017:

	2018	2017

Premises owned	$7,286	$7,276
Write-down on premises owned	(600)	-
Net premises owned	6,686	7,276
Leasehold improvements	1,555	1,271
Furniture, fixtures and equipment	3,077	2,939
Less accumulated depreciation and amortization	(3,545)	(3,087)
Total premises and equipment, net	$7,773	$8,399

Depreciation and amortization included in occupany and equipment expense for the three months ended June 30, 2018 was $230,000 compared to $182,000 for the three months ended June 30, 2017. The expense for the six months ended June 30, 2018 and June 30, 2017 totaled $466,000 and $307,000, respectively.

The Company leases sixteen of its branches and administration offices under noncanceable operating leases. The leases expire on various dates through 2025. All leases have an option to renew with renewal periods between three to twelve years. Future minimum lease payments are as follows:

Year Ending December 31,

2018	$1,033
2019	2,050
2020	1,691
2021	1,448
2022	1,278
Thereafter	1,105
Total	$8,605

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except for per share data)

NOTE 7 - CASH SURRENDER VALUE OF LIFE INSURANCE

Activity on the Bank owned life insurance policies is as follows:

	Six months ended June 30,
	2018	2017

Beginning balance	$17,132	$6,470
Increase in cash value of life insurance	155	128
Additional policies acquired	-	6,428
Insurance proceeds	(777)	-
Ending balance	$16,510	$13,026
End of period death benefit	$27,492	$17,070
Number of policies owned	42	42
Insurance companies used	5	5
Current and former directors and officers covered	17	16

The Bank owned life insurance policies are recorded on the Company’s financial statements at their reported cash (surrender) values. As a result of current tax law and the nature of these policies, the Company records any increase, less any applicaple surrender charges, in cash value of these policies as nontaxable noninterest income. If the Company decided to surrender any of the policies prior the the death of the insured, such surrender may result in a tax expense related to the life-to-date cumulative increase in the cash surrender value of the policy. If the Company retains such policies until the death of the insured, the Company would receive nontaxable proceeds from the insurance company equal to the death benefit of the policies.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

There has been no change in goodwill since December 31, 2017. The goodwill as of June 30, 2018 and December 31, 2017 was $10.4 million.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. As of June 30, 2018, the Company had positive equity and the Company elected to perform a qualitative assessment to determine if it more likely than not that the fair value of the Company exceeded its carrying value, including goodwill. The quantitative assessment indicated more than likely than not that its fair value exceeded its carrying value, resulting in no impairment.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except for per share data)

Core Deposit Intangible

Acquired intangible assets as of June 30, 2018 and December 31, 2017 were as follows:

	June 30,	December 31,
	2018	2017
Beginning core deposit intangible	$4,772	$802
Additions	-	4,820
Less accumulated amortization	(578)	(850)
Core deposit intangible	$4,194	$4,772

The Company recorded total amortization expense of $578,000 for the six months ended June 30, 2018, $850,000 for the year ended December 31, 2017 and $296,000 for the six months ended 2017.

Estimated amortization is as follows:

Year Ending December 31,
2018	$579
2019	1,145
2020	991
2021	977
2022	325
Thereafter	177
Total	$4,194

NOTE 9 – OTHER ASSETS

As of June 30, 2018 and December 31, 2017, the Company’s other assets consisted of the following:

	June 30,	December 31,
	2018	2017
Deferred tax assets, net	$8,191	$6,519
Accrued interest receivable	3,043	3,002
Servicing asset	1,082	1,270
Investment in SBIC Fund	1,108	799
Investment in statuatory trust	296	296
Prepaids	1,143	2,391
All other	771	880
	$15,634	$15,157

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except for per share data)

NOTE 10 – DEPOSITS

Deposits consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
Demand deposits	$346,009	$327,309
NOW accounts and savings	211,781	191,550
Money market	359,797	356,640
Time under $250,000	124,460	135,733
Time $250,000 and over	96,121	93,073
Total deposits	$1,138,168	$1,104,305

NOTE 11 - BORROWINGS

At June 30, 2018 the Company had no borrowings.

The Company has an approved secured borrowing facility with the FHLB for up to 25% of total assets for a term not to exceed five years under a blanket lien of certain types of loans. There were no outstanding borrowings under this facility at June 30, 2018 and December 31, 2017.

As of June 30, 2018, the FHLB had issued a letter of credit on behalf of the Bank totaling $7.5 million as collateral for local agency deposits. No amounts have been drawn under this letter of credit.

The Company has four Federal Funds lines with available commitments totaling $55.0 million with four correspondent banks. There were no amounts outstanding under these facilities at June 30, 2018 and December 31, 2017.

NOTE 12– JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

The Company has an investment in the First ULB Statutory Trust I that is accounted for under the equity method. The Company acquired the Trust in the acquisition of FULB. The Trust is a Delaware business formed with capital of $192,000 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. The Trust issued 6,200 Floating Rate Capital Trust Pass-Through Securities (“Trust Preferred Securities”), with a liquidation value of $1,000 per security, for gross proceeds of $6.2 million. The entire proceeds of the issuance were invested by the Trust in $6.4 million of Subordinated Debentures issued by FULB and assumed by the Company in the FULB acquisition, with identical maturities, repricing and payment terms as the Trust Preferred Securities. The Subordinated Debentures mature on September 15, 2034, bear a current interest rate of 4.84% (based on 3-months Libor plus 2.5%), with quarterly repricing. The Subordinated Debentures are redeemable by the Company subject to prior approval from the Federal Reserve Board of Governors (“Federal Reserve”), on any March 15, June 15, September 15, or December 15. The redemption price is par plus accrued and unpaid interest, except in the case of redemption under special event which is defined in the debenture. The Trust Preferred Securities are subject to mandatory redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated Debentures on September 15, 2034. As of June 30, 2018, the Trust Preferred Securities had an outstanding balance, net of mark-to-market, totaling $5.4 million.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except for per share data)

Holders of the Trust Preferred Securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security for each successive period beginning on March 15, June 15, September 15 and December 15 of each year. The Company also has the right to defer the payment of interest on each of the Subordinated Debentures for a period not to exceed 20 consecutive quarters, provided that the deferral period does not extend beyond the stated maturity date. During such deferral period, distributions on the corresponding Trust Preferred Securities will also be deferred and the Company may not pay cash dividends to the holders of shares of the Company’s common stock. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the Trust Preferred Securities.

NOTE 13 – OTHER LIABILITIES

Other liabilities were comprised of the following:

	June 30,	December 31,
	2018	2017
Accrued expenses	$2,709	$3,716
Contingent liability	694	878
Deferred rents	515	287
Accounts payable	341	240
Reserve for unfunded commitments	310	310
Accrued interest	170	83
Miscellaneous other liabilities	502	1,907
	$5,241	$7,421

NOTE 14 – EQUITY INCENTIVE PLANS

2017 Omnibus Equity Incentive Plan

The shareholders approved the Omnibus Equity Incentive Plan (“2017 Plan”) in November 2017. The 2017 Plan provides for the awarding by the Company’s Board of Directors of equity incentive awards to employees and non-employee directors. An equity incentive award may be an option, stock appreciation rights, restricted stock units, stock award, other stock-based award or performance award granted under the 2017 Plan. Factors considered by the Board in awarding equity incentives to officers and employees include the performance of the Company, the employee’s or officer’s job performance, the importance of his or her position, and his or her contribution to the organization’s goals for the award period. Generally, awards are restricted and have a vesting period of no longer than ten years. Subject to adjustment as provided in the 2017 Plan, the maximum number of shares of common stock that may be delivered pursuant to awards granted under the 2017 Plan is 450,000. The 2017 Plan provides for an annual restricted stock grant limits to officers, employees and directors. The annual stock grant limit per person for officers and employees is the lessor of 50,000 shares or a value of $2.0 million, and per person for directors the maximum is 25,000 shares. All unvested restricted shares outstanding vest in the event of a change in control of the Company. During the three months ended June 30, 2018 and six months ended June 30, 2018, 78,148 and 93,380, respectively, shares of restricted stock were awarded and no stock options were granted. During the three months ended June 30, 2017 and six months ended June 30, 2017, none and 16,865, respectively, shares of restricted stock were awarded and no stock options were granted. Awarded shares of restricted stock vest over (i) a one-year period following the date of grant, in the case of the non-employee directors, and (ii) a three-year or five-year period following the date of grant, with the initial vesting occurring on the one-year anniversary of the date of grant, in the case of the executive officers.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except for per share data)

2014 Omnibus Equity Incentive Plan

In 2014, the shareholders approved the Omnibus Equity Incentive Plan (the “2014 Plan”). A total of 148,962 equity incentive awards have been granted under the 2014 Plan. The awards are shares of restricted stock and have a vesting period of one to five years. No future equity awards will be made from the 2014 Plan.

The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date. For the six months ended June 30, 2018 and 2017, total compensation expense for these plans was $455,000 and $187,000, respectively.

As of June 30, 2018, there was $2.8 million of total unrecognized compensation cost related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately two years.

The following table provides a summary of changes in non-vested restricted stock awards for the six months ended June 30, 2018 and 2017:

	2018		2017
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Non-vested at January 1,	67,481	$13.51	68,605	$11.51
Granted	15,232	19.45	16,867	14.86
Vested	(8,706)	13.40	(5,333)	12.47
Non-vested at March 31,	74,007		80,139
Granted	78,148	22.00	-
Vested	-		-
Non-vested at June 30,	152,155		80,139

NOTE 15 – EARNINGS PER SHARE CALCULATION

Earnings per common share (“EPS”) are computed based on the weighted average number of common shares outstanding during the period. Basic EPS excludes dilution and is computed by dividing net earnings available to common stockholders by the weighted average of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The number of potential common shares included in the quarterly diluted EPS is computed using the average market price during the three months included in the reporting period under the treasury stock method. The number of potential common shares included in year-to-date diluted EPS is a year-to-date weighted average of potential shares included in each quarterly diluted EPS computation. Dilutive income per share includes the effect of stock options and other potentially dilutive securities using the treasury stock method. Nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities and are included in the computation of earnings per share. All of the Company's nonvested restricted stock awards qualify as participating securities. At June 30, 2018 there were two forms of securities outstanding, common stock and unvested restricted stock rewards. There were no anti-dilutive shares at June 30, 2018 or 2017.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except for per share data)

Earnings per share have been computed based on the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$4,288	$1,502	$8,357	$2,918

Weighted Average number of shares outstanding	9,467,431	6,421,078	8,495,230	5,949,373
Diluted effect of restrictive stock grants	-	-	-	-
Average number of shares outstanding used to calculate diluted earngs per share	9,467,431	6,421,078	8,495,230	5,949,373
Basic and diluted earnings per share	$0.45	$0.23	$0.99	$0.49

NOTE 16 – FAIR VALUE MEASUREMENT

On January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments - Overall (Subtopic 825 10), Recognition and Measurement of Financial Assets and Financial Liabilities, which requires us to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.

The Company determines the fair values of its financial instruments based on the requirements established in Accounting Standards Codification (“ASC”) 820, Fair Value Measurements, which provides a framework for measuring fair value in accordance with U.S. GAAP and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 defines fair values for financial instruments as the exit price, the price that would be received for an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date under current market conditions. The Company’s fair values for financial instruments at June 30, 2018 were determined based on these requirements.

The following definitions describe the levels of inputs that may be used to measure fair value:

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

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except for per share data)

The following financial instruments are measured at fair value on a recurring basis:

June 30, 2018	Total	Level 1	Level 2	Level 3
Municipal securities	$16,081	$-	$16,081	$-
Mortgage-backed securities	22,152	-	22,152	-
Corporate Bonds	5,476	-	5,476	-
Collateralized mortgage obligations	1,007	-	1,007	-
U.S. Government Agencies	4,723	-	4,723	-
SBA securities	4,993	-	4,993	-
Total assets measured at fair value	$54,433	$-	$54,433	$-

December 31, 2017	Total	Level 1	Level 2	Level 3
Municipal securities	$16,047	$-	$16,047	$-
Mortgage-backed securities	9,740	-	9,740	-
Collateralized mortgage obligations	1,750	-	1,750	-
Corporate Bonds	-	-	-	-
U.S. Government Agencies	6,971	-	6,971	-
SBA securities	5,997	-	5,997	-
Total assets measured at fair value	$40,505	$-	$40,505	$-

Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

The following table represents the premises owned at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
June 30, 2018
Premises owned	$7,286	$-	$-	$7,286
Write-down on premises owned	(600)	-	-	(600)
Total assets measured at fair value	$6,686	$-	$-	$6,686

	Total	Level 1	Level 2	Level 3
December 31, 2017
Premises owned	$7,276	$-	$-	$7,286
Write-down on premises owned	-	-	-	-
Total assets measured at fair value	$7,276	$-	$-	$7,286

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except for per share data)

The following tables present the recorded amounts of impaired loans measured at fair value on a non-recurring basis:

June 30, 2018	Fair Value	Level 1	Level 2	Level 3
Commercial and industrial	$691	$-	$-	$691
Construction and land	-	-	-	-
Commercial real estate	877	-	-	877
Residential	129	-	-	129
Consumer	-	-	-	-
Total impaired assets measured at fair value	$1,697	$-	$-	$1,697

December 31, 2017	Fair Value	Level 1	Level 2	Level 3
Commercial and industrial	$-	$-	$-	$-
Construction and land	-	-	-	-
Commercial real estate	1,120	-	-	1,120
Residential	-	-	-	-
Consumer	-	-	-	-
Total impaired assets measured at fair value	$1,120	$-	$-	$1,120

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

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except for per share data)

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

Loans – Loans with variable interest rates are valued at their exit price value, because these loans are regularly adjusted to market rates.  The fair value of fixed rate loans with remaining maturities in excess of one year is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities. The allowance for loan losses is considered to be a reasonable estimate of the loan discount related to credit risk.

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

Junior Subordinated Deferrable Interest Debentures - The fair value of the Subordinated Debentures is determined based on rates and/or discounted cash flow analysis using interest rates offered in inactive markets for instruments of a similar maturity and structure resulting in a Level 3 classification. The Subordinated Debentures are carried at their current carrying value, because the Subordinated Debentures regularly adjust to market rates

Undisbursed loan commitments and standby letters of credit - The fair value of the off-balance sheet items is based on discounted cash flows of expected fundings.

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

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except for per share data)

The following table provides summary information on the estimated fair value of financial instruments as of June 30, 2018:

	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$318,267	$318,267	$318,267	$-	$-
Interest bearing deposits with financial institutions	1,245	1,245	1,245	-	-
Securities available for sale	54,433	54,433	-	54,433	-
Loans, net	908,463	905,206	-	-	905,206
Loans held for sale	334	334	-	334	-
Other equity securities	8,454	8,454	-	8,454	-
Accrued interest receivable	3,043	3,043	-	3,043	-

Financial liabilities:
Deposits	1,138,168	1,138,252	916,881	221,371
Subordinated Debentures	5,417	5,428	-	-	5,428
Accrued interest payable	170	170	-	170	-

Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	310	310	-	-	310

The carrying amount of loans includes $932,000 of nonaccrual loans (loans that are not accruing interest) as of June 30, 2018. The fair value of nonaccrual loans is based on the collateral values that secure the loans or the cash flows expected to be received.

The following table provides summary information on the estimated fair value of financial instruments as of December 31, 2017:

	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$249,853	$249,853	$249,853	$-	$-
Interest bearing deposits with financial institutions	1,743	1,743	1,743	-	-
Securities available for sale	40,505	40,505	-	40,505	-
Other equity securities	7,759	7,759	-	7,759	-
Loans, net	886,864	883,361	-	-	883,361
Loans held for sale	3,245	3,245	-	3,245	-
Accrued interest receivable	3,002	3,002	-	3,002	-

Financial liabilities:
Deposits	1,104,305	1,104,665	875,506	229,159	-
Subordinated Debentures	5,387	5,387	-	-	5,387
Other borrowings	6,000	6,000	-	-	6,000
Accrued interest payable	141	141	-	141	-

Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	310	310	-	-	310

The carrying amounts of loans include $179,000 of nonaccrual loans (loans that are not accruing interest) as of December 31, 2017. The fair value of nonaccrual loans is based on the collateral values that secure the loans or the cash flows expected to be received.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Lending and Letter of Credit Commitments

In the normal course of business, the Company enters into various commitments to extend credit which are not reflected in the financial statements. These commitments consist of the undisbursed balance on personal and commercial lines of credit and of undisbursed funds on construction and development loans. At June 30, 2018 and December 31, 2017, undisbursed commitments total $87.9 million and $98.7 million, respectively. In addition, at June 30, 2018 and December 31, 2017, the Company has issued standby letter of credit commitments, primarily issued for the third party performance obligations of Company clients totaling $230,000 and $213,000, respectively, of which none was outstanding at both June 30, 2018 and December 31, 2017.

The actual liquidity needs or the credit risk that the Company will experience will be lower than the contractual amount of commitments to extend credit because a significant portion of these commitments are expected to expire without being drawn upon. The Company’s outstanding loan commitments are made using the same underwriting standards as comparable outstanding loans. As of June 30, 2018 and December 31, 2017, the reserve associated with these commitments was $310,000.

Local Agency Deposits

In the normal course of business, the Company accepts deposits from local agencies. The Company is required to provide collateral for certain local agency deposits in the states of California and Washington. As of June 30, 2018 and December 31, 2017 the FHLB issued a letter of credit on behalf of the Company totaling $7.5 million as collateral for local agency deposits.

NOTE 18 - SUBSEQUENT EVENTS

On August 10, 2018, the Company entered into a definitive agreement (the "Agreement") with Bethlehem Financial Corporation, headquartered in Belin, New Mexico, pursuant to which BFC will be merged with and into BayCom Corp, and immediately thereafter BFC’s bank subsidiary, MyBank, will be merged with and into United Business Bank. MyBank serves central New Mexico through five branches operating in Belen, Rio Communities, Los Lunas, Albuquerque, and Mountainair, New Mexico. Under the terms of the Agreement, BFC shareholders will receive $62.00 in cash for each share of BFC common stock or approximately $23.5 million in aggregate.

In the event the Agreement is terminated under certain specified circumstances in connection with a competing transaction, BFC will be required to pay the Company a termination fee of $1.5 million in cash. All of the directors of BFC have agreed to vote their shares of BFC common stock in favor of approval of the Agreement. The proposed transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the Agreement by the shareholders of BFC, and is expected to be completed in the fourth quarter of 2018.

At June 30, 2018, BFC reported total assets of $157.6 million, total loans of $79.4 million and total deposits of $ 136.2 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

BayCom is a bank holding company headquartered in Walnut Creek, California. BayCom’s wholly owned banking subsidiary, United Business Bank, provides a broad range of financial services primarily to businesses and business owners as well as individuals through our network of 17 full service branches located in Northern and Central California, Seattle, Washington and Albuquerque, New Mexico.

Since 2010, we have completed a series of five acquisitions with aggregate total assets of approximately $892.2 million and total deposits of approximately $768.6 million. We have sought to integrate the banks we acquire into our existing operational platform and enhance shareholder value through the creation of efficiencies within the combined operations. In April 2017, we completed our largest acquisition to date when we acquired United Business Bank, FSB headquartered in Oakland, California, which increased our deposits by approximately $428.0 million, consisting primarily of lower cost stable core deposits from a strong network of relationships with labor unions. At the time of acquisition, United Business Bank, FSB had total assets of approximately $473.1 million, which significantly increased our total asset size and provided us with nine full-service banking offices in Albuquerque, New Mexico; Long Beach, Oakland, Sacramento, San Francisco, San Jose and Glendale, California; and Seattle, Washington. We integrated the United Business Bank, FSB’s branches and recognized the opportunity to consolidate two branches, one of which was completed in January 2017 and the other was completed in April 2018. In addition, in November 2017 we acquired Plaza Bank, with one branch located in Seattle, Washington. At the time of the acquisition, Plaza Bank had total assets of approximately $75.8 million and deposits of $54.2 million.

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

The profitability of our operations depends primarily on our net interest income after provision for loan losses, which is the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities less provision for loan losses. The provision for loan losses is dependent on changes in our loan portfolio and management’s assessment of the collectability of our loan portfolio as well as prevailing economic and market conditions. Our net income is also affected by non-interest income and non-interest expenses. Non interest income and non interest expenses are impacted by the growth of our banking operations and growth in the number of loan and deposit accounts both organically and through strategic acquisitions.

Set forth below is a discussion of the primary factors we use to evaluate and manage our results of operations:

Net interest income. Net interest income represents interest income less interest expense. We generate interest income from interest and fees received on interest-earning assets, including loans and investment securities and dividends on Federal Home Loan Bank of San Francisco (“FHLB”) and Federal Reserve Bank of San Francisco (“FRB”) stock we own. We incur interest expense from interest paid on interest-bearing liabilities, including interest-bearing deposits and borrowings. To evaluate net interest income, we measure and monitor: (i) yields on our loans and other interest-earning assets; (ii) the costs of our deposits and other funding sources; (iii) our net interest margin; and (iv) the regulatory risk weighting associated with the assets. Net interest margin is calculated as the annualized net interest income divided by average interest-earning assets. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits and shareholders’ equity, also fund interest-earning assets, net interest margin includes the benefit of these noninterest-bearing sources.

Changes in market interest rates, the slope of the yield curve, and interest we earn on interest-earning assets or pay on interest-bearing liabilities, as well as the volume and types of interest-earning assets, interest-bearing and noninterest-bearing liabilities and shareholders’ equity, usually have the largest impact on changes in our net interest spread, net interest margin and net interest income during a reporting period.

Noninterest income. Noninterest income consists of, among other things: (i) service charges on loans and deposits; (ii) gain on sale of loans; and (iii) other noninterest income. Gain on sale of loans includes income (or losses) from the sale of the guaranteed portion of U.S. Small Business Administration (“SBA”) loans, capitalized loan servicing rights and other related income.

Noninterest expense. Noninterest expense includes, among other things: (i) salaries and related benefits; (ii) occupancy and equipment expense; (iii) data processing; (iv) Federal Deposit Insurance Corporation (“FDIC”) and state assessments; (v) outside and professional services; (vi) amortization of intangibles; and (vii) other general and administrative expenses. Salaries and related benefits include compensation, employee benefits and employment tax expenses for our personnel. Occupancy expense includes depreciation expense on our owned properties, lease expense on our leased properties and other occupancy-related expenses. Data processing expense includes data fees paid to our third-party data processing system provider and other data service providers. FDIC and state assessments expense represents the assessments that we pay to the FDIC for deposit insurance and other regulatory costs to various states. Outside and professional fees include legal, accounting, consulting and other outsourcing arrangements. Amortization of intangibles represents the amortization of our core deposit intangible from various acquisitions. Other general and administrative expenses include expenses associated with travel, meals, training, supplies and postage. Noninterest expenses generally increase as we grow our business. Noninterest expenses have increased significantly over the past few years as we have grown through acquisitions and organically, and as we have built out our operational infrastructure.

Critical Accounting Policies and Estimates

Certain of the Company’s accounting policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex, or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy, and changes in the financial condition of borrowers.

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

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession to the borrower that we would not otherwise consider, the related loan is classified as a troubled debt restructuring, or TDR. We measure any loss on the TDR in accordance with the guidance concerning impaired loans set forth above. Additionally, TDRs are generally placed on non-accrual status at the time of restructuring and included in impaired loans. These loans are returned to accrual status after the borrower demonstrates performance with the modified terms for a sustained period of time (generally six months) and has the capacity to continue to perform in accordance with the modified terms of the restructured debt.

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

Business combinations. We apply the acquisition method of accounting for business combinations. Under the acquisition method, the acquiring entity in a business combination recognizes all of the identifiable assets acquired and liabilities assumed at their acquisition date fair values. Management utilizes prevailing valuation techniques appropriate for the asset or liability being measured in determining these fair values. Any excess of the purchase price over amounts allocated to assets acquired, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. Where amounts allocated to assets acquired and liabilities assumed is greater than the purchase price, a bargain purchase gain is recognized. Acquisition-related costs are expensed as incurred unless they are directly attributable to the issuance of the Company’s common stock in a business combination.

Loan sales and servicing of financial assets. Periodically, we sell loans and retain the servicing rights. The gain or loss on sale of loans depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. All servicing assets and liabilities are initially measured at fair value. In addition, we amortize servicing rights in proportion to and over the period of the estimated net servicing income or loss and assess the rights for impairment. The servicing rights are initially measured at fair value and amortized in proportion to and over the period of the estimated net servicing income assuming prepayments.

Income taxes. Deferred income taxes are computed using the asset and liability method, which recognizes a liability or asset representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements. A valuation allowance is established to reduce the deferred tax asset to the level at which it is “more likely than not” that the tax asset or benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss carry forwards depends on having sufficient taxable income of an appropriate character within the carry forward periods.

We recognize that the tax effects from an uncertain tax position can be recognized in the financial statements only if, based on its merits, the position is more likely than not to be sustained on audit by the taxing authorities. Interest and penalties related to uncertain tax positions are recorded as part of income tax expense.

Goodwill. Our goodwill resulted from our acquisitions of United Business Bank, FSB and Plaza Bank. Goodwill is reviewed for impairment annually and more often if an event occurs or circumstances change that might indicate the recorded value of the goodwill is more than its implied value. Such indicators may include, among others: a significant adverse change in legal factors or in the general business climate; significant decline in the Company’s stock price and market capitalization; unanticipated competition; and an adverse action or assessment by a regulator. Any adverse changes in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our financial condition and results of operations.

The testing for impairment may begin with an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that the fair value of goodwill is less than carrying value. The qualitative assessment includes adverse events or circumstances identified that could negatively affect the reporting unit’s fair value as well as positive and mitigating events. When required, the goodwill impairment test involves a two-step process. The first test for goodwill impairment is done by comparing the reporting unit’s aggregate fair value to its carrying value. The Company’s goodwill is assigned to the Bank and is evaluated for impairment at the Bank level (reporting unit). Absent other indicators of impairment, if the aggregate fair value exceeds the carrying value, goodwill is not considered impaired and no additional analysis is necessary. If the carrying value of the reporting unit were to exceed the aggregate fair value, a second test would be performed to measure the amount of impairment loss, if any. To measure any impairment loss the implied fair value would be determined in the same manner as if the reporting unit were being acquired in a business combination. If the implied fair value of goodwill is less than the recorded goodwill an impairment charge would be recorded for the difference. As of June 30, 2018, the Company completed its qualitative assessment of goodwill and concluded that it is more likely than not that the fair value of the Bank, the reporting unit, exceeds the carrying value. Changes in the economic environment, operations of the reporting unit or other adverse events could result in future impairment charges which could have a material impact on the Company’s operating results.

Even though the Company determined that there was no goodwill impairment, a decline in the value of its stock price as well as values of other financial institutions, declines in revenue for the Company beyond our current forecasts, significant adverse changes in the operating environment for the financial industry or an increase in the value of our assets without an increase in the value of the reporting unit may result in a future impairment charge.

It is possible that changes in circumstances existing at the measurement date or at other times in the future, or in the numerous estimates associated with management's judgments, assumptions and estimates made in assessing the fair value of our goodwill, could result in an impairment charge of a portion or all of our goodwill. If the Company recorded an impairment charge, its financial position and results of operations would be adversely affected; however, such an impairment charge would have no impact on our liquidity, operations or regulatory capital. For more information, see Note 8 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Comparison of Financial Condition at June 30, 2018 and December 31, 2017

Total assets. Total assets increased to $1.35 billion at June 30, 2018 compared to $1.25 billion at December 31, 2017. The increase was the result of the Plaza Bank merger in 2017 and organic growth.

Cash and cash equivalents. Cash and cash equivalents increased $68.4 million, or 27.4%, to $318.3 million at June 30, 2018 from $249.9 million at December 31, 2017. The increase was primarily due to cash received from the Company’s initial public offering, (“IPO”) in May 2018. We intend to invest our excess cash in marketable securities until such funds are needed to support loan growth or other operating or strategic initiatives.

Securities available-for-sale. Investment securities available-for-sale increased $13.9 million, or 34.4%, to $54.4 million at June 30, 2018 from $40.5 million at December 31, 2017. The increase was primarily due to the purchases of new securities as we started to deploy excess cash earning a nominal yield into higher yielding investment securities. At June 30, 2018, all of our investment securities were classified as available-for-sale.

Loans receivable, net. We originate a wide variety of loans with a focus on commercial real estate (“CRE”) loans and commercial and industrial loans. Loans receivable, net of allowance for loan losses, increased $21.8 million, or 2.5%, to $908.5 million at June 30, 2018 from $886.9 million at December 31, 2017. Loan originations for six months ended June 30, 2018 totaled $71.5 million compared to $77.7 million during the six months ended December 31, 2017. We also sold $16.7 million of the guaranteed portion of SBA loans during the six months ended June 30, 2018.

The following table provides information about our loan portfolio by type of loan at the dates presented.

				Percentage Change
	June 30,	December, 31	June 30,	Prior Year
	2018	2017	2017	End	Prior Year
	(Dollars in thousands)
Commercial and industrial	$115,214	$113,801	$104,760	1.24%	9.98%

Real estate:
Residential	82,100	83,486	89,007	-1.66%	-7.76%
Multifamily residential	111,299	113,759	114,745	-2.16%	-3.00%
Owner occupied CRE	256,253	250,436	231,811	2.32%	10.54%
Non-owner occupied CRE	301,998	291,935	280,440	3.45%	7.69%
Construction and land	33,388	22,720	22,476	46.95%	48.55%
Total real estate	785,038	762,336	738,479	2.98%	6.30%
Consumer	635	1,096	1,362	-42.06%	-53.37%
PCI loans	12,599	14,315	14,373	-11.99%	-12.34%
Total loans	913,486	891,548	858,974	2.46%	6.35%
Deferred loan fees and costs, net	(423)	(469)	(258)	-9.81%	63.95%
Allowance for loan losses	(4,600)	(4,215)	(4,075)	9.13%	12.88%
Loans receivable, net	$908,463	$886,864	$854,641	2.44%	6.30%

The following table shows at June 30, 2018, the geographic distribution of our loan portfolio in dollar amounts and percentages.

	San Francisco Bay				Total in State of
	Region(1)		Other California		California		All Other States(2)		Total
		% of		% of		% of		% of		% of
		Total in		Total in		Total in		Total in		Total in
	Amount	Category	Amount	Category	Amount	Category	Amount	Category	Amount	Category
	(Dollars in thousands)
Commercial and industrial	$114,079	17.5%	$698	0.6%	$114,777	14.8%	$439	0.3%	$115,216	12.6%
Real estate:
Residential	$62,407	9.6%	$6,579	5.4%	$68,986	8.9%	$14,505	10.4%	$83,491	9.1%
Multifamily residential	79,144	12.1%	14,248	11.7%	93,392	12.1%	22,193	15.9%	115,585	12.7%
Owner occupied CRE	173,798	26.7%	49,618	40.7%	223,416	28.9%	36,722	26.2%	260,138	28.5%
Non-owner occupied	196,430	30.1%	45,717	37.5%	242,147	31.3%	62,886	44.9%	305,033	33.4%
Construction and land	25,071	3.8%	5,086	4.2%	30,157	3.9%	3,231	2.3%	33,388	3.7%
Total real estate	$536,850		$121,248		$658,098		$139,537		$797,635
Consumer	614	0.1%	-	0.0%	614	0.1%	21	0.0%	635	0.1%
Total loans	$651,543		$121,945		$773,490		$139,997		$913,486

(1)	Includes Alameda, Contra Costa, Solano, Napa, Sonoma, Marin, San Francisco, San Joaquin, San Mateo and Santa Clara counties.

(2)	Includes loans located in the states of New Mexico, Washington and other states. At June 30, 2018, loans in New Mexico, Washington and other states totaled $140.0 million.

Nonperforming assets and nonaccrual loans. Nonperforming assets comprised entirely of nonaccrual loans at June 30, 2018, increased $753,000, or 420.7%, to $932,000. The Company had nonaccrual loans totaling $456,000 and zero guaranteed by governmental agencies at June 30, 2018 and December 31, 2017, respectively. At June 30, 2018, accruing loans past due 30 to 89 days totaled $3.0 million, compared to $1.9 million at December 31, 2017.

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

•	Pass rated loans (typically performing loans) are accounted for in accordance with ASC Topic 310-20 “Nonrefundable Fees and Other Costs” as these loans do not have evidence of credit deterioration since origination.

•	Non-impaired loans (typically performing substandard loans) are accounted for in accordance with ASC Topic 310-30 if they display at least some level of credit deterioration since origination.

•	Impaired loans (typically substandard loans on non-accrual status) are accounted for in accordance with ASC Topic 310-30 as they display significant credit deterioration since origination.

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

Troubled debt restructured loans. Troubled debt restructurings, also referred to as “TDRs” herein, which are accounted for under ASC Topic 310-40, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a below market interest rate, a reduction in principal, or a longer term to maturity. At December 31, 2017, we had four TDR loans totaling $1.0 million, three of which totaling $967,000 were performing according to their restructured terms. The performing TDR loans are not considered nonperforming assets as they continue to accrue interest despite being considered impaired due to the restructured status. TDR loans as of June 30, 2018 totaled $916,000, of which $140,000 was non-performing. PCI loans included in TDR loans totaled $776,000 and $794,000 as of June 30, 2018 and December 31, 2017, respectively. There was $11,000 related allowance for loan losses on the TDR loans at June 30, 2018 and $13,000 December 31, 2017.

The following table sets forth the non-performing loans, non-performing assets and troubled debt restructured loans as of the dates indicated:

	June 30,	December 31,	June 30,
	2018	2017	2017
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Commercial and industrial	$702	$13	$268
Real estate:
Residential	129	-	-
Multifamily residential	-	-	-
Owner occupied CRE	17	78	100
Non-owner occupied CRE	84	88	-
Construction and land	-	-	-
Total real estate	230	166	100
Consumer	-	-	-
Total nonaccrual loans	932	179	368
More than 90 days past due and still accruing	-	-	-
Total of nonaccrual and 90 days past due loans	932	179	368
Real estate owned	-	-	275
Total nonperforming assets(1)	932	179	643

Troubled debt restructurings – performing	776	1,045	163

PCI loans	$12,599	$14,315	$14,373
Nonperforming assets to total assets(1)	0.07%	0.01%	0.06%
Nonperforming loans to total loans(1)	0.10%	0.02%	0.07%

(1)	Performing TDRs are not included in nonperforming loans above, nor are they included in the numerators used to calculate this ratio.

Loans under ASC Topic 310-30 are considered performing and are not included in nonperforming assets in the table above. At June 30, 2018 and December 31, 2017, we had no credit impaired loans under ASC Topic 310-30 that were 90 days past due and still accruing.

Potential problem loans. Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which we are monitoring because the financial information of the borrower causes us concerns as to their ability to comply with their loan repayment terms. No loans which are past due 90 days or more are still accruing interest at June 30, 2018.

Allowance for loan losses. We establish an allowance for loan losses by charging amounts to the loan provision at a level required to reflect estimated credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers, among other factors, historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral, prevailing economic conditions and current risk factors specifically related to each loan type. See “— Critical Accounting Policies and Estimates Allowance for loan loss” for a description of the manner in which the provision for loan losses is established.

In accordance with acquisition accounting, loans acquired from the United Business Bank, FSB, and Plaza Bank mergers were recorded at their estimated fair value, which resulted in a net discount to the loans contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value and as a result no allowance for loan losses is recorded for acquired loans at the acquisition date. Although the discount recorded on the acquired loans is not reflected in the allowance for loan losses, or related allowance coverage ratios, we believe it should be considered when comparing the current ratios to similar ratios in periods prior to the acquisitions of United Business Bank, FSB, and Plaza Bank. The remaining net discount of all acquired loans was $7.1 million and $8.7 million at June 30, 2018 and December 31, 2017, respectively.

Based on the Company’s established comprehensive methodology discussed above, the allowance for loan losses was $4.6 million at June 30, 2018, 0.50% of loans receivable, net and 493.56% of nonperforming loans. This compares to an allowance for loan losses at December 31, 2017 of $4.2 million, or 0.47% of loans receivable, net and 2,354.75% of nonperforming loans.

The following table presents an analysis of changes in the allowance for loan losses for the six months ended June 30, 2018 and 2017 and the year ended December 31, 2017:

	June 30,	December 31,	June 30,
	2018	2017	2017
	(Dollars in thousands)
Allowance at beginning of period	$4,215	$3,775	$3,775
Provisions for loan losses	497	462	287
Recoveries:
Commercial and industrial	139	45	16
Residential	-	-	-
Owner occupied CRE	-	-	-
Non-owner occupied CRE	-	-	-
Consumer	-	-	-
Total recoveries	139	45	16
Charge-offs:
Commercial and industrial	(251)	(63)	-
Residential	-	-	-
Owner occupied CRE	-	-	(3)
Non-owner occupied CRE	-	(3)	-
Consumer	-	(1)	-
Total charge-offs	(251)	(67)	(3)
Net charge-offs (recoveries)	(112)	(22)	13
Balance at end of period	$4,600	$4,215	$4,075

Ratios:
Allowance for loan losses as a percentage of total loans	0.50%	0.47%	0.47%
Allowance for loan losses to total loans excluding PCI loans	0.51%	0.48%	0.48%
Allowance for loan losses excluding acquired loans (loans not covered by the allowance)	0.84%	0.85%	0.85%
Allowance for loan losses as a percentage of total nonperforming loans	493.56%	2352.78%	633.75%
Net (recoveries) charge-offs as a percentage of average loans outstanding for the period	(0.01)%	0.00%	0.00%
Total loans	$913,486	$891,548	$858,973
PCI Loans	12,599	14,315	14,373

As of June 30, 2018, we identified $1.7 million in impaired loans, inclusive of $932,000 of nonperforming loans and $776,000 of performing TDR loans. Of these impaired loans, only $11,000 had allowances for loan losses as their estimated collateral value or discounted expected cash flow is equal to or exceeds their carrying costs. As of December 31, 2017, we identified $1.1 million in impaired loans, inclusive of $179,000 of nonperforming loans and $954,000 of performing TDR loans. Of these impaired loans, only $13,000 had allowances for loan losses as their estimated collateral value or discounted expected cash flow is equal to or exceeds their carrying costs.

Management considers the allowance for loan losses at June 30, 2018 to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Deposits. Deposits are our primary source of funding and consist of core deposits from the communities served by our branch and office locations. We offer a variety of deposit accounts with a competitive range of interest rates and terms to both consumers and businesses. Deposits include interest-bearing and non-interest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts. These accounts earn interest at rates established by management based on competitive market factors, management’s desire to increase certain product types or maturities, and in keeping with our asset/liability, liquidity and profitability objectives. Competitive products, competitive pricing and high touch client service are important to attracting and retaining these deposits. Total deposits increased $34.0 million, or 3.1%, to $1.14 billion at June 30, 2018 from $1.10 billion at December 31, 2017, primarily due to normal fluctuations within our deposit portfolio. Non-interest bearing deposits represented 30.4% of total deposits at June 30, 2018 compared to 29.6% at December 31, 2017.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offer at the dates indicated.

				Percentage Change
	June 30,	December 31,	June 30,	Prior Year
	2018	2017	2017	End	Prior Year
	(Dollars in thousands)
Non interest bearing	$346,009	$327,309	$311,522	5.7%	11.1%

Interest bearing checking	174,958	155,011	150,601	12.9%	16.2%
Regular savings accounts	36,823	36,539	38,494	0.8%	-4.3%
Money Market accounts	359,798	356,640	334,642	0.9%	7.5%
Interest bearing transactions and savings accounts	571,579	548,190	523,737	4.3%	9.1%
Interest bearing certificates	220,580	228,806	196,522	-3.6%	12.2%
Total deposits	$1,138,168	$1,104,305	$1,031,781	3.1%	10.3%

Borrowings. At June 30, 2018, borrowings totaled $5.4 million compared to $11.4 million at both December 31, 2017 and June 30, 2017. During the second quarter 2018 we repaid $6.0 million in long-term secured borrowings out of the net proceeds from our initial public offering. The $5.4 million of borrowings, net carrying value, at June 30, 2018, are related to junior subordinated debentures assumed in connection our acquisition of First ULB Corp. in April 2017. At June 30, 2018, we had no FHLB advances outstanding and the ability to borrow up to $387.6 million.

In addition to FHLB advances, we may also utilize Fed Funds purchased from correspondent banks as a source of short-term funding. At June 30, 2018, we had a total of $55.0 million federal funds line available from four third-party financial institutions.

We are required to provide collateral for certain local agency deposits. As of June 30, 2018, the FHLB had issued a letter of credit on behalf of the Bank totaling $7.5 million as collateral for local agency deposits.

Shareholders’ Equity

Total shareholders’ equity increased to $193.6 million at June 30, 2018 from $118.6 million at December 31, 2017, and $104.0 million at June 30, 2017. The increase in shareholders’ equity was primarily due to the issuance of common stock in our initial public offering for approximately $66.8 million, net of expenses and underwriting commissions and to a lesser extent, our net income during the six months ended June 30, 2018.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2018 and 2017

Earnings summary. We reported net income of $4.3 million for the three months ended June 30, 2018, compared to $1.5 million for the three months ended June 30, 2017, an increase of $2.8 million, or 185.5%. Net income for the six months ended June 30, 2018 was $8.4 million compared to net income of $2.9 million for the six months ended June 30, 2017, an increase of $5.4 million or 186.4%. The increase in net income primarily was the result of increases in net interest income and non-interest income partially offset by an increase in non-interest expense reflecting both our two whole-bank acquisitions in 2017 and organic growth.

Diluted earnings per share were $0.45 for the three months ended June 30, 2018, an increase of $0.22 from diluted earnings per share of $0.23 for the three months ended June 30, 2017. Diluted earnings per share were $0.99 for the six months ended June 30, 2018, an increase of $0.50 from diluted earnings per share of $0.49 for the six months ended June 30, 2017.

Our efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income before provision for loan losses plus noninterest income, improved to 58.21% for the six months ended June 30, 2018, compared to 70.43% for the six months ended June 30, 2017. The change in the efficiency ratio for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 is attributable primarily to the increase in net interest income and noninterest income, partially offset by an increase in noninterest expense due to merger related expenses of $2.3 million in 2017.

Interest income. Interest income for the three months ended June 30, 2018 was $13.8 million, compared to $10.7 million for the three months ended June 30, 2017, an increase of $3.1 million, or 28.31%. The increase in net interest income was primarily due to an increase in average interest earning assets largely related to our two bank acquisitions in 2017, partially offset by a decrease in the accretion of purchase accounting adjustments on acquired loans. Average interest earning assets increased $323.7 million or 35.8% for the three months ended June 30, 2018 compared to the same period in 2017, largely due to our two bank acquisitions during 2017. Our average yield on loans for the second quarter of 2018 was 5.40% compared to 5.54% for the same quarter last year. Interest income on loans for the quarters ended June 30, 2018 and June 30, 2017 included $644,000 and $633,000, respectively, in accretion of purchase accounting fair value adjustments on acquired loans including the recognition of revenue from purchase credit impaired loans in excess of discounts. The remaining net discount on these purchased loans was $7.1 million and $9.3 million at June 30, 2018, and 2017, respectively.

Interest income for the six months ended June 30, 2018 was $27.3 million, compared to $18.1 million for the six months ended June 30, 2017, an increase of $9.2 million, or 50.8%. The average yield earned on loans for the six months ended June 30, 2018 was 5.48%, compared to 5.49% for the six months ended June 30, 2017. Interest income on loans for the six months ended June 30, 2018 included $1.8 million in accretion of purchase accounting fair value adjustments on acquired loans, compared to $1.1 million for the six months ended June 30, 2017.

Interest income on interest-earning deposits increased $969,000 as a result of a $144.1 million increase in the average balance of interest earning deposits and a 79 basis point increase in the yield on interest-earning deposits to 1.95 % for the three months ended June 30, 2018 from 1.16% for the three months ended June 30, 2017. Interest income on interest earning deposits increased $1.6 million as a result of a $132.6 million increase in the average balance of interest earning deposits and a 75 basis point increase in the yield on interest earning deposits to 1.78% for the six months ended June 30, 2018 from 1.03% for the six months ended June 30, 2017

Interest income on investment securities increased $81,000 as a result of a $11.1 million increase in the average balance of investment securities for the three months ended June 30, 2018 from the three months ended June 30, 2017. Interest income on investment securities increased $236,000 as a result of a $18.6 million increase in the average balance of investment securities for the six months ended June 30, 2018 from the six months ended June 30, 2017.

Interest expense. Interest expense remained relatively unchanged for the three months ended June 30, 2018 and 2017, increasing by $79,000, or 7.27%, to $1.1 million at June 30, 2018. The average cost of interest bearing liabilities decreased 11 basis points to 0.59% for the three months ended June 30, 2018 from 0.69% for the three months ended June 30, 2017. Total average interest bearing liabilities increased by $149.9 million, or 23.9%, to $778.2 million for the three months ended June 30, 2018 from $629.6 million for the three months ended June 30, 2017. Interest expense increased by $298,000, or 14.97%, to $2.3 million for the six months ended June 30, 2018 from $2.0 million for the six months ended June 30, 2017. The average cost of interest bearing liabilities decreased 15 basis points to 0.59% for the six months ended June 30, 2018 from 0.74% for the six months ended June 30, 2017. Total average interest-bearing liabilities increased by $238.1 million, or 43.72%, to $782.7 million for the six months ended June 30, 2018 from $544.6 million for the six months ended June 30, 2017.

Interest expense on deposits increased $54,000, or 5.5%, to $1.0 million during the three months ended June 30, 2018 from $971,000 the same period in 2017. Interest expense on deposits increased $114,000, or 6.03%, to $2.0 million during the six months ended June 30, 2018 from $1.9 million the same period in 2017, primarily due to the deposits acquired in the United Business Bank, FSB and Plaza Bank acquisitions. The effects of the increase in the average deposit balance was largely offset by lower rates paid on interest bearing deposits, reflecting the still relatively low interest rate environment. The average rate paid on interest bearing deposits decreased to 0.52% for the six months ended June 30, 2018 from 0.70% for the six months ended June 30, 2017. Interest expense on borrowings was $285,000 for the six months ended June 30, 2018 compared to $101,000 for the same period in 2017, as a result of the Subordinated Debentures assumed and the $6.0 million term loan obtained in connection with our United Business Bank, FSB acquisition. The Company paid off the $6.0 million term loan during the three months ended June 30, 2018.

Net interest income. Net interest income increased $3.0 million, or 30.7%, to $12.6 million for the three months ended June 30, 2018 compared to $9.6 million for the three months ended June 30, 2017. The Company’s net interest margin was 4.11% for the three months ended June 30, 2018 compared to 4.27% for the same quarter a year ago. The decrease in net interest margin during the second quarter of 2018 compared to the same quarter a year earlier is the result of a lower yield on loans and an increase in lower yielding cash and investments partially offset by a lower cost of funds. Net interest margin is enhanced by the amortization of acquisition accounting discounts on loans acquired in the acquisitions. Accretion of acquisition accounting discounts on loans and the recognition of revenue from purchase credit impaired loans in excess of discounts increased our net interest margin by 19 basis points and 26 basis points during the three months ended June 30, 2018 and 2017, respectively. The average yield on interest earning assets for the three months ended June 30, 2018 was 4.49%, a 26 basis point decrease from the three months ended June 30, 2017, due to the lower accretion on acquired loans. While the average cost of interest-bearing liabilities for the three months ended June 30, 2018 was 0.59%, down 10 basis points from the 0.69% cost of funds during the six months ended June 30, 2017, due primarily to the pay-off of borrowed funds.

Net interest income increased $8.9 million, or 55.1%, to $25.0 million for the six months ended June 30, 2018 compared to $16.1 million for the six months ended June 30, 2017. Net interest margin for the six months ended June 30, 2018 increased two basis points to 4.19% from 4.17% for the same period in 2017. Accretion of acquisition accounting discounts on loans and the recognition of revenue from purchase credit impaired loans in excess of discounts increased our net interest margin by 30 basis points and 24 basis points during the six months ended June 30, 2018 and 2017, respectively. The average yield on interest earning assets for the six months ended June 30, 2018 was 4.58%, a ten basis point decrease from the six months ended June 30, 2017, due to lower accretion on acquired loans. While the average cost of interest-bearing liabilities for the six months ended June 30, 2018 was 0.59%, down 15 basis points from the 0.74% cost of funds during the six months ended June 30, 2017, due primarily to the pay-off of borrowed funds.

Average Balances, Interest and Average Yields/Cost. The following tables presents, for the periods indicated, information about (i) average balances, the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average yields; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin. Yields have been calculated on a pre-tax basis.

	Three months ended June 30,
	2018			2017
	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield	Balance	Interest	Yield
Interest earning assets
Interest earning deposits	$282,025	$1,368	1.95%	$137,891	$398	1.16%
Investments available-for-sale	41,183	173	1.68%	30,083	92	1.23%
FHLB Stock	5,029	87	6.94%	4,063	106	10.46%
FRB Stock	3,353	50	5.98%	1,426	23	6.47%
Total loans (1)	897,315	12,073	5.40%	731,759	10,098	5.54%
Total interest earning assets	1,228,905	13,751	4.49%	905,222	10,717	4.75%

Noninterest earning assets	69,268			58,151
Total average assets	$1,298,173			$963,373

Interest bearing liabilities
Savings accounts	$37,742	8	0.09%	$28,654	7	0.10%
Interest bearing checking	165,059	35	0.09%	102,749	28	0.11%
Money market accounts	345,463	445	0.52%	313,140	432	0.55%
Certificates of deposit	221,978	537	0.97%	175,750	505	1.15%
Total deposit accounts	770,242	1,025	0.53%	620,293	972	0.63%
Borrowed funds	7,915	126	6.39%	7,929	101	5.11%
Total interest bearing liabilities	778,157	1,151	0.59%	628,222	1,073	0.69%

Noninterest bearing liabilties	354,913			238,545
Total average liabilities	1,133,070			866,767
Average equity	165,103			96,606
Total average liabilities and equity	$1,298,173			$963,373

Net interest income		$12,600			$9,644
Interest rate spread (2)			3.89%			4.06%
Net interest margin (3)			4.11%			4.27%
Ratio of average interest earning assets to average interest bearing liabilities			157.93%			144.09%

(1)	Average balances are average daily balances
(2)	Interest rate spread is calculated as the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(3)	Net interest margin is calculated as net interest income divided by total average earning assets.

	For the six months ended June 30,
	2018			2017
	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield	Balance	Interest	Yield
Interest earning assets
Interest earning deposits	$259,003	$2,283	1.78%	$126,369	$647	1.03%
Investments available-for-sale	40,559	367	1.82%	21,932	131	1.20%
FHLB Stock	4,901	180	7.41%	3,291	192	11.76%
FRB Stock	3,181	119	7.54%	1,419	45	6.40%
Total loans (1)	895,588	24,354	5.48%	627,797	17,104	5.49%
Total interest earning assets	1,203,232	27,303	4.58%	780,808	18,119	4.68%

Noninterest earning assets	67,222			41,655
Total average assets	$1,270,454			$822,463

Interest bearing liabilities
Savings accounts	$37,554	16	0.09%	$20,838	12	0.12%
Interest bearing checking	162,828	68	0.08%	72,191	49	0.14%
Money market accounts	349,786	858	0.49%	278,781	857	0.62%
Certificates of deposit	222,899	1,062	0.96%	168,809	972	1.16%
Total deposit accounts	773,067	2,004	0.52%	540,619	1,890	0.70%
Borrowed funds	9,645	285	5.96%	3,987	101	5.11%
Total interest bearing liabilities	782,712	2,289	0.59%	544,606	1,991	0.74%

Noninterest bearing liabilities	344,399			190,039
Total average liabilities	1,127,111			734,645
Average equity	143,343			87,822
Total average liabilities and equity	$1,270,454			$822,467

Net interest income		$25,014			$16,128
Interest rate spread (2)			3.99%			3.94%
Net interest margin (3)			4.19%			4.17%
Ratio of average interest earning assets to average interest bearing liabilities			153.73%			143.37%

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

The following table compares the three months and six months ended June 30, 2018 and 2017:

	Three months ended June 30,			Six months ended June 30,
	2018 compared to 2017			2018 compared to 2017
	Increase/(Decrease)			Increase/(Decrease)
	Attributable to			Attributable to
	Rate	Volume	Total	Rate	Volume	Total
	(Dollars in thousands)
Interest earning assets:
Interest bearing deposits	$556	$415	$971	$960	$678	$1,638
Investments available-for-sale	47	34	81	125	111	236
Other equity securities	(48)	56	8	(88)	150	62
Total loans	(305)	2,279	1,974	(148)	7,403	7,248
Total interest income	250	2,783	3,033	849	8,342	9,184

Interest bearing liabilities:
Savings accounts	(1)	2	1	(6)	10	4
Interest bearing checking	(10)	17	7	(43)	62	19
Money market accounts	(31)	44	14	(217)	218	1
Certificates of deposit	(100)	132	32	(221)	312	90
Total deposits	(142)	195	54	(487)	602	114
Borrowed funds	25	-	25	35	148	184
Total interest expense	(116)	195	79	(452)	750	298
Net interest income	$367	$2,588	$2,954	$1,301	$7,592	$8,886

Provision for loan losses. We recorded a provision for loan losses of $243,000 for the three months ended June 30, 2018, compared to a provision for loan losses of $144,000 for the three months ended June 30, 2017, an increase of $99,000 or 68.8%. We recorded a provision for loan losses of $497,000 for the six months ended June 30, 2018, compared to a provision for loan losses of $287,000 for the six months ended June 30, 2017, an increase of $210,000 or 73.2%. We recorded no provision for loan losses for acquired loans related to the acquired non-purchased credit-impaired loans as accounted for in accordance with ASC Topic 310-20 for both the three and six months ended June 30, 2018 and 2017. In addition, no additional provisions were recorded on the purchase credit-impaired loans accounted for in accordance with ASC Topic 310-30 during both these periods. The provision for loan losses increased primarily as a result of an increase in specific reserves on certain loans. We had net recoveries on previously charged-off loans of $112,000 for the three months ended June 30, 2018 compared to net charge-offs of $13,000 during the three months ended June 30, 2017. Net recoveries on previously charged-off loans for the six months ended June 30, 2018 and 2017 were $139,000 and $16,000, respectively. The ratio of net recoveries to average total loans outstanding was 0.01% for the six months ended June 30, 2018 and 0.00% for the six months ended June 30, 2017. The allowance for loan losses to loans receivable was 0.50% at June 30, 2018 compared to 0.47% at June 30, 2017. See Comparison of Financial Condition - Allowance for loan losses for additional details.

Noninterest income. Non interest income for the second quarter of 2018 increased $454,000, or 27.9%, to $2.1 million from $1.6 million in the same quarter in 2017. The increase is primarily related to $170,000 or 5.69 % increase in service charges and loan fees from higher balances and to the recognition of $777,000 of benefits received under two Bank owned life insurance policies which is included in other income.

Non-interest income for the six months ended June 30, 2018 increased $1.4 million, or 61.2%, to $3.8 million from $2.4 million in the same period in 2017. During the six months ended June 30, 2018, the Company sold $16.9 million of SBA loans, which generated a net gain on sale of $1.2 million compared to the sale of $14.3 million in SBA loans at a net gain of $1.3 million during the six months ended June 30, 2017. Additionally, our acquisitions and organic growth significantly increased our deposit accounts, which resulted in a $473,000 or 107.1%, increase in service charges and other fees for the six months ended June 30, 2018 compared to the same period in 2017. Loan fee income increased $209,000, or 67.4%, to $519,000 for the six months ended June 30, 2018, compared to $310,000 for the six months ended June 30, 2017. All other components of noninterest income increased $838,000, net between these two periods due primarily to the $777,000 of death benefit payments on two Bank owned life insurance policies.

The following tables detail the components of non interest income during the periods shown:

	Three months
	ended June 30,		Variance
	2018	2017	Amount	Percent
	(Dollars in thousands)
Gain on sale of loans	$548	$875	$(327)	-37.4%
Service charges and other fees	469	299	170	56.9%
Loan servicing and other loan fees	274	253	21	8.3%
Other income and fees	792	202	590	292.1%
Total non interest income	$2,083	$1,629	$454	28.0%

	Six months
	ended June 30,		Variance
	2018	2017	Amount	Percent
	(Dollars in thousands)
Gain on sale of loans	$1,199	$1,275	$(76)	-6.0%
Service charges and other fees	915	442	473	107.0%
Loan servicing and other loan fees	519	310	209	67.4%
Other income and fees	1,176	338	838	247.9%
Total non interest income	$3,809	$2,365	$1,444	61.2%

Noninterest expense. Non interest expense for the second quarter of 2018 totaled $8.7 million, an increase of $269,000, or 3.21%, compared to $8.4 million for the second quarter of 2017. Non interest expense for the six months ended June 30, 2018 totaled $16.8 million, an increase of $3.8 million, or 28.8%, compared to $13.0 million for the six months ended June 30, 2017. The second quarter of 2018 included $600,000 write-down of acquired office facilities held-for-sale which is reflected in other miscellaneous non interest expense. The second quarter of 2017 included $2.3 million of merger related expenses associated with our acquisition of First ULB Corp. Non interest expenses in 2018 compared to prior periods increased primarily due to increased operating expenses resulting from our acquisitions in 2017 and organic growth, including an increase in salary and benefits associated with the increased number of employees, an increase in occupancy expense associated with additional branch offices and an increase in data processing charges as a result of higher transaction volume.

The following table details the components of non interest expense during the periods shown:

	Three months
	ended June 30,		Variance
	2018	2017	Amount	Percent
	(Dollars in thousands)
Salaries and related benefits	$4,547	$3,947	$600	15.2%
Occupancy and Equipment	1,268	790	478	60.5%
Data processing expense	615	2,074	(1,459)	-70.3%
Other expense	2,226	1,576	650	41.2%
Total non interest expense	$8,656	$8,387	$269	3.3%

	Six months
	ended June 30,		Variance
	2018	2017	Amount	Percent
	(Dollars in thousands)
Salaries and related benefits	$9,461	$7,029	$2,432	34.6%
Occupancy and Equipment	2,243	1,359	884	65.0%
Data processing expense	1,323	2,434	(1,111)	-45.6%
Other expense	3,752	2,203	1,549	70.3%
Total non interest expense	$16,779	$13,025	$3,754	28.9%

Income taxes. The provision for income taxes was $1.5 million and $3.2 million for the three and six months ended June 30, 2018, respectively, compared to $1.2 million and $2.3 million for the three and six months ended June 30, 2017, respectively. The effective tax rate was 29.4 % for the three and six months ended June 30, 2018, compared to 41.9% for the three and six months ended June 30, 2017, The decrease in the Company’s effective tax rate during 2018 compared to 2017 is primarily the result of the Tax Act which reduced the statutory federal corporate income tax rate from 35.0% to 21.0%.

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

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of June 30, 2018, the Bank had an available borrowing capacity of $387.6 million with the FHLB of San Francisco, and four Federal Funds lines with available commitments totaling $55.0 million with four correspondent banks. There are no amounts outstanding under these facilities at June 30, 2018 and December 31, 2017. Additionally, the Company classifies its securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our security portfolio is of high quality and the securities would therefore be marketable.

We use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. Loan commitments and letters of credit were $87.9 million and $98.7 million at June 30, 2018 and December 31, 2017, certificates of deposit scheduled to mature in one year or less at June 30, 2018, totaled $170.3 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that most of our maturing certificates of deposit will remain with us.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $3.3 million and net cash used in operating activities was $1.4 million for the six months ended June 30, 2018 and 2017, respectively. During the six months ended June 30, 2018, net cash used in investing activities, which consisted primarily of a net increase in loans receivable and purchases of investment securities, was $29.5 million. During the six months ended June 30, 2017, net cash provided by investing activities was $60.1 million due primarily to an increase in securities purchased and acquisition. Net cash provided by financing activities totaling $94.6 million for the six months ended June 30, 2018 was comprised primarily of a net increase in deposits and proceeds from an initial public offering . Net cash provided by financing activities totaling $13.0 million for the six months ended June 30, 2017 was comprised primarily of a net increase in deposits.

As a separate legal entity from the Bank, BayCom must provide for its own liquidity. Sources of capital and liquidity for BayCom include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. At June 30, 2018, BayCom had liquid assets of $61.2 million on an unconsolidated basis.

Capital Requirements

BayCom is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. The Bank, as a state-chartered, federally insured commercial bank, is subject to the capital requirements established by the FDIC.

The capital adequacy requirements are quantitative measures established by regulation that require BayCom and the Bank to maintain minimum amounts and ratios of capital. The Federal Reserve requires BayCom to maintain capital adequacy that generally parallels the FDIC requirements. The FDIC requires the Bank to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 Leverage Capital to average assets. In addition to the minimum capital ratios, the Bank now has to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement began to be phased in starting in January 2016 at an amount more than 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount more than 2.5% of risk-weighted assets in January 2019. At June 30, 2018, the required capital conservation buffer was an amount more than 1.875%. At June 30, 2018, BayCom and the Bank each exceeded all regulatory capital requirements.

The actual regulatory capital ratios calculated for BayCom Corp and the Bank as of June 30, 2018 and December 31, 2017, along with the minimum capital amounts and ratios, were as follows:

	At June 30, 2018		At December 31, 2017
	(Dollars in thousands)
Leverage Ratio	Dollars	Ratio	Dollars	Ratio
BayCom Corp	$177,353	14.34%	$107,153	8.73%
Minimum requirement for "Well-Capitalized"	64,077	5.00%	61,396	5.00%
Minimum regulatory requirement	51,261	4.00%	49,117	4.00%

United Business Bank	$121,096	9.46%	$111,143	8.92%
Minimum requirement for "Well-Capitalized"	64,028	5.00%	62,279	5.00%
Minimum regulatory requirement	51,222	4.00%	49,823	4.00%

Common Equity Tier 1 Ratio
BayCom Corp	$177,353	19.56%	$100,761	11.43%
Minimum requirement for "Well-Capitalized"	58,527	6.50%	57,285	6.50%
Minimum regulatory requirement	40,519	4.50%	39,659	4.50%

United Business Bank	$121,096	13.36%	$111,143	12.43%
Minimum requirement for "Well-Capitalized"	58,491	6.50%	58,109	6.50%
Minimum regulatory requirement	40,494	4.50%	40,229	4.50%

Tier 1 Risk-Based Capital Ratio
BayCom Corp	$183,745	20.27%	$107,153	12.16%
Minimum requirement for "Well-Capitalized"	72,033	8.00%	70,504	8.00%
Minimum regulatory requirement	54,025	6.00%	52,878	6.00%

United Business Bank	$121,096	13.36%	$111,143	12.43%
Minimum requirement for "Well-Capitalized"	71,989	8.00%	71,519	8.00%
Minimum regulatory requirement	53,992	6.00%	53,639	6.00%

Total Risk-Based Capital Ratio
BayCom Corp	$188,655	20.81%	$111,678	12.67%
Minimum requirement for "Well-Capitalized"	90,041	10.00%	88,131	10.00%
Minimum regulatory requirement	72,033	8.00%	70,504	8.00%

United Business Bank	$126,006	13.91%	$115,668	12.94%
Minimum requirement for "Well-Capitalized"	89,986	10.00%	89,399	10.00%
Minimum regulatory requirement	71,989	8.00%	71,519	8.00%

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with GAAP, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage clients’ requests for funding and take the form of loan commitments, lines of credit and standby letters of credit.

As of June 30, 2018, and December 31, 2017, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $87.9 million and $98.7 million at June 30, 2018 and December 31, 2017, respectively. As a percentage of net loans, these off-balance sheet items represent 7.9% and 11.0%, respectively. The Company does not expect all commitments to be funded.

In the normal course of business, the Company accepts deposits from local agencies. The Company is required to provide collateral for certain local agency deposits in the states of California and Washington. As of June 30, 2018, and December 31, 2017, the FHLB issued a letter of credit on behalf of the Company totaling $7.5 million and $9.9 million, respectively, as collateral for local agency deposits.

We have not engaged in any other off-balance-sheet transactions in the normal course of our lending activities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For information regarding the Company’s market risk, see “Management Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Sensitivity and Market Risk,” in the Company’s prospectus dated May 4, 2018, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4) on May 4, 2018. As of June 30, 2018, the market risk of the Company has not changed materially from those disclosed in the prospectus.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures as defined in Rule 13a 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of June 30, 2018 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that based on their evaluation at June 30, 2018, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to BayCom Corp’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(b)	Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2018, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, the Company occasionally becomes involved in various legal proceedings. In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s prospectus dated May 4, 2018, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4) on May 4, 2018. As of June 30, 2018, the risk factors of the Company have not changed materially from those disclosed in the prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Use of Proceeds

On May 8, 2018 we completed our initial public offering (“IPO”) of 3,278,900 shares of common stock. All of the shares issued and sold in the initial public offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-224236). In May 2018, a portion of the IPO net proceeds of approximately $66.8 million were used to retire our term loan of $6.0 million. The remaining funds are available to the Company to provide additional Tier 1 capital to the Bank for acquisitions and growth planned over the next 24 months and for other general corporate purposes, including ongoing operating expenses.

(c)	Not applicable

Item 3. Defaults of Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

2.1	Agreement and Plan of Merger, between BayCom Corp, BC Merger Company, United Business Bank, Bethlehem Financial Corporation, and MyBank dated as of August 10, 2018.(1)
2.2	Agreement and Plan of Reorganization and Merger, between BayCom Corp, Bay Commercial Bank, First ULB Corp. and United Business Bank, FSB dated as of December 14, 2016.(2)
2.3	Agreement and Plan of Merger, between BayCom Corp, Bay United Business Bank, and Plaza Bank dated as of June 26, 2017.(2)
3.1	Articles of Incorporation of BayCom Corp.(2)
3.2	Amended and Restated Bylaws of BayCom Corp. (2)
4.1	Form of common stock certificate of BayCom Corp.(2)
10.1	Amended and Restated Employment Agreement, dated February 22, 2018, among BayCom Corp, United Business Bank and George Guarini.(2)
10.2	Amended and Restated Employment Agreement, dated February 22, 2018, among BayCom Corp, United Business Bank and Janet King.(21)
10.3	Amended and Restated Employment Agreement, dated February 22, 2018, among BayCom Corp, United Business Bank and Keary Colwell.(2)
10.4	Amended and Restated Executive Supplemental Compensation Agreement, dated February 20, 2018, between United Business Bank and George J. Guarini.(2)
10.5	Amended and Restated Executive Supplemental Compensation Agreement, dated February 20, 2018, between United Business Bank and Janet King.(2)
10.6	Amended and Restated Executive Supplemental Compensation Agreement, dated February 20, 2018, between United Business Bank and Keary Colwell.(2)
10.7	Amended and Restated Joint Beneficiary Agreement between United Business Bank and George Guarini.(2)
10.8	Bay Commercial Bank 2014 Equity Incentive Plan.(2)
10.9	Form of Restricted Stock Award Agreement under the Bay Commercial Bank 2014 Equity Incentive Plan.(2)
10.10	BayCom Corp Amended and Restated 2017 Omnibus Equity Incentive Plan.(2)
10.11	Form of Restricted Stock Award Agreement under the BayCom Corp Amended and Restated 2017 Omnibus Equity Incentive Plan.(2)
10.12	Form of Non-Qualified Stock Option Agreement under the BayCom Corp Amended and Restated 2017 Omnibus Equity Incentive Plan.(2)
10.13	Form of Incentive Stock Option Agreement under the BayCom Corp Amended and Restated 2017 Omnibus Equity Incentive Plan.(2)
10.14	Form of Restricted Stock Unit Agreement under the BayCom Corp Amended and Restated 2017 Omnibus Equity Incentive Plan.(2)
10.15	Joint Beneficiary Agreement between United Business Bank and Janet King.(2)
10.16	Joint Beneficiary Agreement between United Business Bank and Keary Colwell.(2)
10.17	Joint Beneficiary Agreement between United Business Bank and Mary Therese Curley.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

(1)	Incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on August 13, 2018 (File No. 001-38483).

(2)	Incorporated herein by reference to the Registration Statement on Form S-1 filed on April 11, 2018 (File No. 333-224236).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BAYCOM CORP
Registrant

Date: August 14, 2018	By:	/s/ George Guarini
George Guarini
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2018	By:	/s/ Keary Colwell
Keary Colwell
Senior Executive Vice President
Chief Financial Officer and Chief Administrative Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.17	Joint Beneficiary Agreement between United Business Bank and Mary Therese Curley.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

