Form 10-Q
period 2018-09-30
BayCom Corp
filed 2018-11-09
CIK 1730984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒  NO ☐

Indicate by checkmark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 1, 2018 there were 10,869,275 shares of the registrant’s common stock outstanding.

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

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for per share data)

(UNAUDITED)

Item1. Financial Statements

	September 30,	December 31,
	2018	2017
ASSETS
Cash and due from banks	$116,079	$14,754
Federal funds sold	197,138	235,099
Cash and cash equivalents	313,217	249,853
Interest earning deposits in financial institutions	1,000	1,743
Investment securities available-for-sale	69,682	40,505
Federal Home Loan Bank stock, at par	5,097	4,772
Federal Reserve Bank stock, at par	3,357	2,987
Loans held for sale	585	3,245
Loans	902,250	891,548
Deferred fees, net	(381)	(469)
Allowance for loan losses	(5,500)	(4,215)
Loans, net	896,369	886,864
Premises and equipment, net	7,744	8,399
Core deposit intangible	3,904	4,772
Cash surrender value of Bank owned life insurance policies, net	16,586	17,132
Goodwill	10,365	10,365
Other real estate owned	362	-
Interest recievable and other assets	15,929	15,157
Total Assets	$1,344,197	$1,245,794

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
Non-interest bearing deposits	$349,346	$327,309
Interest bearing deposits	781,375	776,996
Total deposits	1,130,721	1,104,305

Other borrowings	-	6,000
Salary continuation plan	3,256	4,046
Interest payable and other liabilities	7,482	7,421
Junior subordinated deferrable interest debentures, net	5,428	5,387
Total liabilities	1,146,887	1,127,159

Shareholders' equity
Preferred stock - no par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, - no par value; authorized 100,000,000 shares 10,869,275 and 7,496,995 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	148,886	81,307
Additional paid in capital	287	287
Accumulated other comprehensive (loss) income, net of tax	(566)	213
Retained earnings	48,703	36,828
Total shareholders' equity	197,310	118,635
Total Liabilities and Shareholders' Equity	$1,344,197	$1,245,794

See accompanying notes to unaudited condensed consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except for per share data)

(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest and dividend income:
Loans, including fees	$12,044	$12,115	$36,398	$29,219
Investment securities and interest earning deposits in banks	2,107	923	4,757	1,701
FHLB dividends	86	71	266	263
FRB dividends	50	22	169	67
Total interest and dividend income	14,287	13,131	41,590	31,250
Interest expense:
Deposits	1,179	988	3,183	2,878
Other borrowings	93	151	378	252
Total interest expense	1,272	1,139	3,561	3,130
Net interest income	13,015	11,992	38,029	28,120
Provision for loan losses	1,081	58	1,578	345
Net interest income after provision for loan losses	11,934	11,934	36,451	27,775
Noninterest income:
Gain on sale of loans	424	437	1,623	1,712
Service charges and other fees	509	379	1,424	821
Loan servicing fees and other income	312	150	831	460
Other income	393	117	1,569	455
Total noninterest income	1,638	1,083	5,447	3,448
Noninterest expense:
Salaries and employee benefits	5,506	4,686	14,967	11,715
Occupancy and equipment	976	932	3,219	2,291
Data processing	526	813	1,849	3,247
Other	1,409	1,335	5,161	3,538
Total noninterest expense	8,417	7,766	25,196	20,791
Income before provision for income taxes	5,155	5,251	16,702	10,432
Provision for income taxes	1,637	2,070	4,827	4,333
Net income	$3,518	$3,181	$11,875	$6,099

Earnings per common share :
Basic: Earnings per common share	$0.31	$0.46	$1.30	$0.97
Weighted average shares outstanding:	10,869,275	6,870,614	9,295,274	6,270,991

Diluted: Earnings per common share	$0.31	$0.46	$1.30	$0.97
Weighted average shares outstanding:	10,869,275	6,870,614	9,295,274	6,270,991

See accompanying notes to unaudited condensed consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$3,518	$3,181	$11,875	$6,099
Other comprehensive (loss) income:
Change in unrealized (loss) gain on available-for-sale securities	(301)	109	(1,106)	125
Deferred tax benefit (expense)	89	(44)	327	(46)
Other comprehensive (loss) income, net of tax	(212)	65	(779)	79
Total comprehensive income	$3,306	$3,246	$11,096	$6,178

See accompanying notes to unaudited condensed consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)

(UNAUDITED)

					Accumulated
		Common	Additional		Other	Total
	Number of	Stock	Paid in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income/(loss)	Equity
Balance, December 31, 2016	5,472,426	$46,084	$287	$31,604	$88	$78,063
Net income				6,099		6,099
Other comprehensive loss, net					79	79
Issuance of shares	1,371,579	23,146				23,146
Restricted stock granted	28,500					-
Stock based compensation		318				318
Repurchase of shares	(1,891)	(24)				(24)
Balance, September 30, 2017	6,870,614	69,524	287	37,703	167	107,681
Net (loss)				(839)		(839)
Other comprehensive income, net					10	10
Reclassification of stranded tax effects from change in tax rate				(36)	36	-
Restricted stock granted	-					-
Stock based compensation		236				236
Issuance of shares	626,381	11,547				11,547
Balance, December 31, 2017	7,496,995	81,307	287	36,828	213	118,635
Net income				11,875		11,875
Initial public offering, net	3,278,900	66,761				66,761
Other comprehensive loss, net					(779)	(779)
Restricted stock granted	93,380					-
Stock based compensation		818				818
Balance, September 30, 2018	10,869,275	$148,886	$287	$48,703	$(566)	$197,310

See accompanying notes to unaudited condensed consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Nine months ended
	September 30,
	2018	2017
Cash flow from operating activities:
Net income	$11,875	$6,099
Adjustments to reconcile net income to net cash provided by (used in) by operating activities:
(Increase) decrease in deferred tax asset	(583)	3,518
Accretion on acquired loans	(2,377)	(2,563)
Gain on sale of loans	(1,623)	(1,712)
Proceeds from sale of loans	23,409	17,933
Loans originated for sale	(31,524)	(24,014)
Loss on impairment of building held for sale	600	-
Accretion on Trust Preferred	41	25
Life insurance death benefit gain	(602)	-
Increase in cash surrender value of life insurance policies	(231)	(213)
Provision for loan losses	1,578	345
Amortization/accretion of premium discount on investment securities	345	249
Depreciation and amortization	693	532
Core deposit intangible amortization	868	573
Stock-based compensation expense	818	318
(Decrease) increase in deferred loan origination fees, net	(88)	23
Decrease in accrued interest receivable and other assets	1,488	258
(Decrease) increase in salary continuation liability, net	(789)	22
Increase in accrued expenses and other liabilities	(1,535)	1,045
Net cash provided by operating activities	2,363	2,438

Cash flows from investing activities:
Proceeds from interest bearing deposits in financial institutions	743	745
Proceeds from the sale, maturity and repayment of securities	8,627	4,236
Purchase of investment securities	(39,255)	-
Purchase of Federal Home Loan Bank stock	(325)	(174)
Purchase of Federal Reserve Bank stock	(370)	(1,576)
Proceed from death benefit on BOLI investment	777	-
Net decrease (increase) in loans	2,674	(11,612)
Funds due SBA participants	1,591	3,151
Proceeds from sale of OREO	-	750
Purchase of bank premises, equipment, leasehold improvements	(638)	(368)
Purchase of Bank owned life insurance	-	(4,003)
Net cash received from acquisition	-	83,992
Net cash (used in) provided by investing activities	(26,176)	75,141

Cash flows from financing activities:
Net increase in demand, interest bearing and savings deposits	51,893	8,422
Net (decrease) increase in time deposits	(25,477)	27,285
Repurchase of common stock	-	(24)
(Decrease) increase in short-term borrowings	(6,000)	6,000
Decrease in other borrowings	-	(5,428)
Proceeds from initial public offering, net	66,761	-
Net cash provided by financing activities	87,177	36,255
Increase in cash and cash equivalents	63,364	113,834
Cash and cash equivalents at beginning of period	249,853	128,684
Cash and cash equivalents at end of period	$313,217	$242,518

See accompanying notes to unaudited condensed consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(In thousands)

(UNAUDITED)

	Nine months ended
	September 30,
	2018	2017
Additional cash flow information:
Interest paid	$3,608	$3,031
Income taxes paid	4,572	830

Non-cash investing and financing activities:
Change in unrealized (loss) gain in available for-sale securities, net of tax	$(779)	$79
Transfer of loans to other real estate owned	362	275

Acquisition:
Assets acquired, net of cash received	$-	$370,110
Liabilities assumed	-	440,368
Common stock issued	-	22,860
Goodwill	-	9,126

See accompanying notes to unaudited condensed consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except for per share data)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in annual financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto for the year ended December 31, 2017. Results of operations for interim periods are not necessarily indicative of results for the full year. Certain prior year information has been reclassified to conform to current year presentation. The reclassifications had no impact on consolidated net income or shareholders’ equity.

On August 13, 2018, the Company announced the signing of a definitive merger agreement whereby the Company will acquire Bethlehem Financial Corporation, (“BFC”), in a cash transaction valued at approximately $23.5 million. For more information, see Note 3 of the Notes to Consolidated Financial Statements contained in this Form 10-Q.

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

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except for per share data)

All of the Company’s revenue from contracts with customers in scope of ASC 606 is recognized in noninterest income and included in our commercial and consumer banking segment. For the nine months ended September 30, 2018, the Company recognized $238,000 in deposit fees, and $131,000 in debit card interchange fees considered in scope of ASC 606. There was a total of $5.1 million of noninterest income considered not in scope of ASC 606.

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

NOTE 2 - ACCOUNTING STANDARDS RECENTLY ISSUED OR ADOPTED

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. This ASU was effective for interim and annual periods beginning after December 15, 2017. The Company adopted ASU No. 2014-09 on January 1, 2018. The Company has analyzed its revenue sources of noninterest income to determine when the satisfaction of the performance obligation occurs and the appropriate recognition of revenue. The adoption of ASU No. 2014-09 did not have a material impact on the Company’s condensed consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). Changes made to the current measurement model primarily affect the accounting for equity securities and readily determinable fair values, where changes in fair value will impact earnings instead of other comprehensive income. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged. The ASU also changes the presentation and disclosure requirements for financial instruments including a requirement that public business entities use exit price when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes. The amendments in this ASU were effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has used the exit price notion in the fair value disclosure of financial instruments in Note 17 of the Selected Notes to the Consolidated Financial Statements in this Form 10-Q. The adoption of ASU 2016-01 did not have a material impact on the Company’s condensed consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except for per share data)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The most significant change for lessees is the requirement under the new guidance to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases, which is generally defined as a lease term of less than 12 months. This change will result in lessees recognizing right-of-use assets and lease liabilities for most leases currently accounted for as operating leases under current lease accounting guidance. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2018 for public business entities and one year later for all other entities. Early application of the amendments in the ASU is permitted. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. ASU No. 2018-10 contains clarifications to ASU 2016-02 by providing a new transition method in addition to the existing transition method contained in ASU No. 2016-02 to allow entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This amendment has the same effective date as ASU 2016-02. The effect of the adoption of these ASUs will depend on leases at time of adoption. Once adopted, we expect to report higher assets and liabilities as a result of including right-of-use assets and lease liabilities related to certain banking offices and certain equipment under noncancelable operating lease agreements, however, based on currents lease the adoption of these ASUs is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, public business entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019 for SEC filers, one year later for non SEC filing public business entities and annual reporting periods beginning after December 15, 2020 for nonpublic business entities and interim periods within the reporting periods beginning after December 15, 2021. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is reviewing the requirements of ASU 2016-13 and expects to begin developing and implementing processes and procedures to ensure it is fully compliant with the amendments at the adoption date. Upon adoption, the Company expects changes in the processes and procedures used to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The new guidance may result in an increase in the allowance for loan losses which will also reflect the new requirement to include the nonaccretable principal differences on purchased credit-impaired loans; however, the Company is still in the process of determining the magnitude of the change and its impact on the Company's consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except for per share data)

In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. This guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation, and goodwill impairment will simply be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The amendments in this ASU are required for public business entities and other entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. ASU No. 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2021 for public business entities who are not SEC filers and one year later for all other entities. The adoption of ASU 2017-04 is not expected to have a material impact on the Company's consolidated financial statements.

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

In March 2018, FASB issued ASU No. 2018-05, Income Taxes (Topic 740). This ASU was issued to provide guidance on the income tax accounting implications of the Tax Act and allows for entities to report provisional amounts for specific income tax effects of the Tax Act for which the accounting under Topic 740 was not yet complete, but a reasonable estimate could be determined. A measurement period of one-year is allowed to complete the accounting effects under Topic 740 and revise any previous estimates reported. Any provisional amounts or subsequent adjustments included in an entity’s financial statements during the measurement period should be included in income from continuing operations as an adjustment to tax expense in the reporting period the amounts are determined. The Company adopted this ASU with the provisional adjustments as reported in the consolidated financial statements as of December 31, 2017. As of September 30, 2018, the Company did not incur any adjustments to the provisional recognition.

In June 2018, the FASB issued ASU NO. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This new guidance simplifies the accounting for share-based payment transactions for acquiring goods and services from nonemployees, applying some of the same requirements as employee share-based payment transactions. This ASU will not affect the accounting for share-based payment awards to nonemployee directors, which will continue to be treated as employee share-based transactions under the current standards. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim period within those fiscal years. Early adoption is permitted. As of September 30, 2018, the Company does not expect this ASU to have a material impact on the Company’s consolidated financial statement, as it is not the Company’s practice to issue stock-based awards to pay for goods and services from nonemployees, other than nonemployee directors.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except for per share data)

August, 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU contains some technical adjustments related to the fair value disclosure requirements of public companies. Included in this ASU is the additional disclosure requirement of unrealized gains and losses for the period in recurring level 3 fair value disclosures and the range and weighted average of significant unobservable inputs, among other technical changes. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. The adoption of ASU 2018-13 is not expected to have a material impact on the Company’s consolidated financial statements.

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

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except for per share data)

Pro Forma Results of Operations

The operating results of the Company for the nine months ended September 30, 2018 and 2017 include the operating results of FULB and Plaza Bank since their respective acquisition dates.  The following table represents the net interest and net income, basic earnings per share and diluted earning per share as if the acquisition with FULB and Plaza Bank were effective as of January 1, 2018 and 2017 for the respective year in which each acquisition was closed.  The unaudited pro forma information in the following table is intended for informational purposes only and is not necessarily indicative of our future operating results that would have occurred had the mergers been completed at the beginning of each respective period.  No assumptions have been applied to the pro forma results of operation regarding possible revenue enhancements, expense efficiencies or asset dispositions.

The contributions of the FULB and Plaza Bank are fully accounted for in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2018. The contribution of the acquired operations from FULB and Plaza Bank to our proforma results of operations for the nine months ended September 30, 2018 and 2017 is as follows:

	Actual	Proforma
	Nine Months Ended September 30,
	2018	2017
Net interest income	$38,029	$33,851
Net income	11,875	7,689

Basic earnings per share	$1.30	$1.23
Diluted earnings per share	$1.30	$1.23

The core deposit intangible represents the estimated future benefits of acquired deposits and is recorded separately from the related deposits. The transactions resulted in a core deposit intangible asset of $4.8 million from the acquisitions. The amortized core deposit intangible expense during the first nine months of 2018 and 2017 totaled $868,000 and $573,000, respectively. The core deposit intangible is amortized on an accelerated basis over an estimated ten-year life. The amortization is higher in the early years and then declines in the later years. The asset is evaluated periodically for impairment. No impairment loss was recognized as of September 30, 2018.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except for per share data)

Acquisition-related expenses are recognized as incurred and continue until all systems have been converted and operational functions become fully integrated. We incurred acquisition-related expenses in the consolidated statements of income in 2017 as follows:

	Period Recognized
	September 30, 2017	December 31, 2017
	FULB	Plaza	Total
Acquisition related expenses in 2017
Professional fees	$349	$225	$574
Data processing	1,586	855	2,441
Salaries and employee benefits	212	75	287
Other	120	54	174
Total year-to-date	$2,267	$1,209	$3,476

Pending Acquisition

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

In the event the Agreement is terminated under certain specified circumstances in connection with a competing transaction, BFC will be required to pay the Company a termination fee of $1.5 million in cash. The proposed transaction has been approved by regulatory authorities and by the shareholders of BFC. It is expected to be completed on November 30, 2018, subject to the remaining customary closing conditions.

At September 30, 2018, BFC reported total assets of $157.2 million, total loans of $77.2 million and total deposits of $136.3 million.

The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the Agreement, attached as Exhibit 2.1 to BayCom Corp’s Current Report on Form 8-K which was filed with the SEC on August 13, 2018.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except for per share data)

NOTE 4 – INVESTMENTS AVAILABLE FOR SALE

The amortized cost, gross unrealized gains and losses and estimated fair values of securities at the dates indicated are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
September 30, 2018
Municipal securities	$16,235	$23	$(310)	$15,948
Mortgage-backed securities	31,649	25	(394)	31,280
Collateralized mortgage obligations	928	-	(20)	908
Corporate bonds	7,014	-	(21)	6,993
U.S. Government Agencies	10,070	-	(36)	10,034
SBA securities	4,589	-	(70)	4,519
Total	$70,485	$48	$(851)	$69,682

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
December 31, 2017
Municipal securities	$15,910	$182	$(45)	$16,047
Mortgage-backed securities	9,621	143	(24)	9,740
Collateralized mortgage obligations	1,758	1	(9)	1,750
Corporate bonds	-	-	-	-
U.S. Government Agencies	6,984	-	(13)	6,971
SBA securities	5,929	78	(10)	5,997
Total	$40,202	$404	$(101)	$40,505

The gross unrealized losses and the estimated fair value for securities available-for-sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position was at September 30, 2018 follows:

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Municipal securities	$10,857	$(231)	$2,855	$(79)	$13,712	$(310)
Mortgage-backed securities	29,290	(375)	988	(19)	30,278	(394)
Collateralized mortgage obligations	405	(6)	503	(14)	908	(20)
Corporate Bonds	6,993	(21)	-	-	6,993	(21)
U.S. Government Agencies	9,289	(30)	745	(6)	10,034	(36)
SBA securities	3,694	(67)	825	(3)#	4,519	(70)
Total	$60,528	$(730)	$5,916	$(121)	$66,444	$(851)

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except for per share data)

The gross unrealized losses and the fair value for securities available-for-sale and held-to-maturity aggregated by the length of time that individual securities have been in a continuous unrealized loss position was at December 31, 2017 follows:

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

At September 30, 2018, there were 20 securities in an unrealized loss position for greater than twelve consecutive months. At the same time, there were 87 securities in an unrealized loss position for less than twelve consecutive months. At December 31, 2017, there was one security in an unrealized loss position for greater than twelve consecutive months, and there were 45 securities in an unrealized loss position for less than twelve consecutive months. Management periodically evaluates each security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary. The unrealized losses are due solely to interest rate changes and the Company does not intend to sell nor expects it will be required to sell investment securities identified with unrealized losses prior to the earliest of forecasted recovery or the maturity of the underlying investment security. Management has determined that no investment security was other-than-temporarily impaired at September 30, 2018 and December 31, 2017.

The amortized cost and estimated fair value of available-for-sale securities at the dates indicated by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2018		December 31, 2017
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available-for-sale:
Due in one year or less	$8,172	$8,146	$5,248	$5,243
Due after one through five years	12,510	12,416	4,987	4,959
Due after five years through ten years	19,561	19,278	14,619	14,737
Due after ten years	30,242	29,842	15,348	15,566
Total	$70,485	$69,682	$40,202	$40,505

For the nine months ended September 30, 2018, pretax recognized gains of $3,000 were recorded and no losses were recorded. No realized gains or losses were recorded for the nine months ended September 30, 2017.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except for per share data)

NOTE 5 - LOANS

Loans are summarized as follows at the dates indicated:

	September 30,	December 31,
	2018	2017
Commercial and industrial	$113,229	$113,801
Construction and land	33,038	22,720
Commercial real estate	671,515	669,150
Residential	83,838	84,781
Consumer	630	1,096
Total loans	902,250	891,548
Net deferred loan fees	(381)	(469)
Allowance for loan losses	(5,500)	(4,215)
Net loans	$896,369	$886,864

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except for per share data)

As of and for the periods noted, the Company’s total impaired loans including non-accrual loans, accruing TDR loans and accreting purchased credit impaired (“PCI”) loans that have experienced post-acquisition declines in cash flows expected to be collected are as follows:

	Commercial and industrial	Construction and land	Commercial real estate	Residential	Consumer	Total
September 30, 2018
Recorded investment in impaired loans:
With no specific allowance recorded	$506	$-	$2,008	$127	$-	$2,641
With a specific allowance recorded	2,565	-	773	-	-	3,338
Total recorded investment in impaired loans	$3,071	$-	$2,781	$127	$-	$5,979
Specific allowance on impaired loans	685	-	-	-	-	685

December 31, 2017
Recorded investment in impaired loans:
With no specific allowance recorded	$-	$-	$1,120	$-	$-	$1,120
With a specific allowance recorded	13	-	-	-	-	13
Total recorded investment in impaired loans	$13	$-	$1,120	$-	$-	$1,133
Specific allowance on impaired loans	13	-	-	-	-	13

Quarter ending September 30, 2018
Average recorded investment in impaired loans	1,387	-	1,829	192	-	3,408
Interest recognized	5	-	41	-	-	46

Nine months ending September 30, 2018
Average recorded investment in impaired loans	1,261	-	1,508	300	-	3,069
Interest recognized	5	-	47	-	-	52

Quarter ending September 30, 2017
Average recorded investment in impaired loans	121	-	1,033	-	-	1,154
Interest recognized	-	-	-	-	-	-

Nine months ending September 30, 2017
Average recorded investment in impaired loans	305	-	793	-	-	1,098
Interest recognized	-	-	58	-	-	58

Impaired loans on accrual are loans that have been restructured and are performing under modified loan agreements, and principal and interest is determined to be collectible. Nonaccrual loans are loans where principal and interest have been determined to not be fully collectible.

The following table presents nonaccrual loans at the dates indicated:

	September 30,	December 31,
	2018	2017
Commercial and industrial	$3,071	$13
Construction and land	-	-
Commercial real estate	2,008	166
Residential	127	-
Consumer	-	-
Total nonaccrual loans	$5,206	$179

The government guaranteed portion of nonaccrual loans was $2.3 million as of September 30, 2018. There was no government guaranteed portion of nonaccrual loans as of December 31, 2017.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except for per share data)

The following table presents loans by class modified as troubled debt restructuring (“TDR”) including any subsequent defaults at the dates indicated:

September 30, 2018	Number of Loans	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Total
Troubled Debt Restructurings
Commercial and industrial	1	$-	$-	$-	$10	$10
Construction and land	-	-	-	-	-	-
Commercial real estate	1	-	-	-	773	773
Residential	1	-	127	-	-	127
Consumer	-	-	-	-	-	-
Total	3	$-	$127	$-	$783	$910

December 31, 2017	Number of Loans	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Total
Troubled Debt Restructurings
Commercial and industrial	1	$-	$-	$-	$13	$13
Construction and land	-	-	-	-	-	-
Commercial real estate	3	-	238	-	794	1,032
Residential	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	4	$-	$238	$-	$807	$1,045

There were no commitments for additional funding of TDR loans at September 30, 2018. There was one loan that was modified as a TDR during the nine months ended September 30, 2018. There were no loans modified within the previous twelve months for which there was a payment default.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except for per share data)

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

A “Special Mention” asset has potential weaknesses that deserve close attention. If left uncorrected, these potential weaknesses may result in a deterioration of the repayment prospects for the asset or in the Company’s credit position at some future date. Special Mention assets are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification. A Special Mention rating should be a temporary rating, pending the occurrence of an event that would cause the risk rating to either improve or to be downgraded.

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

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except for per share data)

The following tables represent the internally assigned grade by class of loans at the dates indicated:

		Special
September 30, 2018	Pass	Mention	Substandard	Doubtful	Total
Commercial and industrial	$109,316	$244	$3,669	$-	$113,229
Construction and land	30,106	120	2,812	-	33,038
Commercial real estate	661,390	4,502	5,623	-	671,515
Residential	83,563	148	127	-	83,838
Consumer	630	-	-	-	630
Totals	$885,005	$5,014	$12,231	$-	$902,250

		Special
December 31, 2017	Pass	Mention	Substandard	Doubtful	Total
Commercial and industrial	$112,078	$807	$916	$-	$113,801
Construction and land	19,833	-	2,887	-	22,720
Commercial real estate	661,878	4,058	3,214	-	669,150
Residential	84,781	-	-	-	84,781
Consumer	1,096	-	-	-	1,096
Total	$879,666	$4,865	$7,017	$-	$891,548

The following tables provide an aging of the Company's loan receivable at the dates indicated:

								Recorded
			90 Days					Investment >
	30-59 Days	60-89 Days	or More	Total Past			Total Loans	90 Days and
	Past Due	Past Due	Past Due	Due	Current	PCI Loans	Receivable	Accruing
September 30, 2018
Commercial and industrial	$195	$-	$-	$195	$113,032	$2	$113,229	$-
Construction and land	-	-	-	-	33,038	-	33,038	-
Commercial real estate	316	645	1,424	2,385	658,578	10,552	671,515	1,424
Residential	296	-	-	296	82,163	1,379	83,838	-
Consumer	-	-	-	-	630	-	630	-
Total	$807	$645	$1,424	$2,876	$887,441	$11,933	$902,250	$-

								Recorded
			90 Days					Investment >
	30-59 Days	60-89 Days	or More	Total Past			Total Loans	90 Days and
	Past Due	Past Due	Past Due	Due	Current	PCI Loans	Receivable	Accruing
December 31, 2017
Commercial and industrial	$96	$-	$-	$96	$113,702	$3	$113,801	$-
Construction and land	-	-	-	-	22,720	-	22,720	-
Commercial real estate	1,446	-	-	1,446	654,687	13,017	669,150	-
Residential	349	-	-	349	83,137	1,295	84,781	-
Consumer	3	-	-	3	1,093	-	1,096	-
Total	$1,894	$-	$-	$1,894	$875,339	$14,315	$891,548	$-

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except for per share data)

Purchase Credit Impaired Loans (“PCI”)

As part of acquisitions, the Company has purchased loans, some of which have shown evidence of credit deterioration since origination and it is probable at the acquisition that all contractually requirement payments would not be collected.

The carrying amount and unpaid balance of PCI loans at the dates indicated:

	September 30, 2018		December 31, 2017
	Unpaid		Unpaid
	Principal	Carrying	Principal	Carrying
	Balance	Value	Balance	Value
Commercial and industrial	$107	$2	$149	$2
Construction and land		-	-	-
Commercial real estate	12,279	10,552	15,536	13,018
Residential	1,774	1,379	1,732	1,295
Consumer	-	-	-	-
Total purchased credit impaired loans	$14,160	$11,933	$17,417	$14,315

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except for per share data)

NOTE 6 – ALLOWANCE FOR LOAN LOSSES

The following tables summarize the Company’s allowance for loan losses and loan balances individually and collectively evaluated for impairment as of or for the periods ending as indicated:

	Commercial	Construction	Commercial
Three Months Ending September 30, 2018	and Industrial	and Land	Real Estate	Residential	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$1,005	$251	$2,782	$160	$-	$402	$4,600
Charge-offs	(186)	-	-	-	-	-	(186)
Recoveries	5	-	-	-	-	-	5
Provision (reclassification) for loan losses	672	25	245	41	2	96	1,081
Ending balance	$1,496	$276	$3,027	$201	$2	$498	$5,500

Allowance for loan losses related to:
Loans individually evaluated for impairment	$685	$-	$-	$-	$-	$-	$685
Loans collectively evaluated for impairment	811	276	3,027	201	2	498	4,815
PCI loans	-	-	-	-	-	-	-

	Commercial	Construction	Commercial
Nine Months Ending September 30, 2018	and Industrial	and Land	Real Estate	Residential	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$841	$199	$2,695	$150	$3	$327	$4,215
Charge-offs	(437)	-	-	-	-	-	(437)
Recoveries	144	-	-	-	-	-	144
Provision (reclassification) for loan losses	948	77	332	51	(1)	171	1,578
Ending balance	$1,496	$276	$3,027	$201	$2	$498	$5,500

Allowance for loan losses related to:
Loans individually evaluated for impairment	$685	$-	$-	$-	$-	$-	$685
Loans collectively evaluated for impairment	811	276	3,027	201	2	498	4,815
PCI loans	-	-	-	-	-	-	-

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except for per share data)

The following tables summarize the Company’s allowance for loan losses and loan balances individually and collectively evaluated for impairment as of or for the periods ending as indicated:

	Commercial	Construction	Commercial
Three Months Ending September 30, 2017	and Industrial	and Land	Real Estate	Residential	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$1,045	$285	$2,553	$152	$2	$38	$4,075
Charge-offs	(63)	-	-	-	(1)	-	(64)
Recoveries	6	-	-	-	-	-	6
Provision (reclassification) for loan losses	(68)	(110)	50	(18)	2	202	58
Ending balance	$920	$175	$2,603	$134	$3	$240	$4,075

Allowance for loan losses related to:
Loans individually evaluated for impairment	$13	$-	$-	$-	$-	$-	$13
Loans collectively evaluated for impairment	907	175	2,603	134	3	240	4,062
PCI loans	-	-	-	-	-	-	-

	Commercial	Construction	Commercial
Nine Months Ending September 30, 2017	and Industrial	and Land	Real Estate	Residential	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$1,011	$287	$2,105	$151	$4	$217	$3,775
Charge-offs	(63)	-	(3)	-	(1)	-	(67)
Recoveries	22	-	-	-	-	-	22
Provision (reclassification) for loan losses	(50)	(112)	501	(17)	-	23	345
Ending balance	$920	$175	$2,603	$134	$3	$240	$4,075

Allowance for loan losses related to:
Loans individually evaluated for impairment	$13	$-	$-	$-	$-	$-	$13
Loans collectively evaluated for impairment	907	175	2,603	134	3	240	4,062
PCI loans	-	-	-	-	-	-	-

At September 30, 2018 a loan totaling $1.4 million was 90 days or more past due and accruing interest. This loan is well secured and in the process of being renewed. At December 31, 2017 there were no loans that were 90 days or more past due where interest was still accruing.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except for per share data)

NOTE 7 – PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at the dates indicated:

	September 30, 2018	December 31, 2017

Premises owned	$7,286	$7,276
Write-down on premises owned	(600)	-
Net premises owned	6,686	7,276
Leasehold improvements	1,600	1,271
Furniture, fixtures and equipment	3,212	2,939
Less accumulated depreciation and amortization	(3,754)	(3,087)
Total premises and equipment, net	$7,744	$8,399

Depreciation and amortization included in occupancy and equipment expense for the three and nine months ended September 30, 2018 was $227,000 and $693,000 compared to $225,000 and $532,000 for the three and nine months ended September 30, 2017, respectively.

The Company leases its branches and administrative offices under noncanceable operating leases. The leases expire on various dates through 2025. All leases have an option to renew with renewal periods between three to twelve years. Future minimum lease payments as of September 30, 2018 are as follows:

Year ending December 31,
2018	$557
2019	2,177
2020	1,898
2021	1,575
2022	1,442
Thereafter	1,424
Total	$9,073

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except for per share data)

NOTE 8 - CASH SURRENDER VALUE OF LIFE INSURANCE

Activity on the Bank owned life insurance policies is as follows for the periods indicated:

	September 30, 2018	December 31, 2017

Beginning balance	$17,132	$6,470
Increase in cash value of life insurance	231	232
Additional policies purchased	-	10,430
Death benefit carrying value payout	(777)	-
Ending balance	$16,586	$17,132
End of period death benefit	$37,105	$38,581
Number of policies owned	42	44
Insurance companies used	5	5
Current and former directors and officers covered	25	26

The Bank owned life insurance policies are recorded on the Company’s financial statements at their reported cash (surrender) values. As a result of current tax law and the nature of these policies, the Company records any increase, less any applicable surrender charges, in cash value of these policies as nontaxable noninterest income. If the Company decided to surrender any of the policies prior the death of the insured, such surrender may result in a tax expense related to the life-to-date cumulative increase in the cash surrender value of the policy. If the Company retains such policies until the death of the insured, the Company would receive nontaxable proceeds from the insurance company equal to the death benefit of the policies.

NOTE 9 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The goodwill at September 30, 2018 and December 31, 2017 was $10.4 million.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. As of September 30, 2018 and September 30, 2017, the Company had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the Company exceeded its carrying value, including goodwill. The quantitative assessment indicated it was more than likely than not that its fair value exceeded its carrying value, resulting in no impairment.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except for per share data)

Core Deposit Intangible

Acquired intangible assets at the dates indicated were as follows:

	September 30,	December 31,
	2018	2017

Beginning core deposit intangible	$4,772	$802
Additions	-	4,820
Less accumulated amortization	(868)	(850)
Ending net core deposit intangible	$3,904	$4,772

The Company recorded total amortization expense of $868,000 for the nine months ended September 30, 2018, $850,000 for the year ended December 31, 2017 and $573,000 for the nine months ended September 30, 2017. Estimated annual amortization is as follows as of September 30, 2018:

Year ending December 31,
2018	$289
2019	1,145
2020	991
2021	977
2022	325
Thereafter	177
Total	$3,904

NOTE 10 – OTHER ASSETS

At the dates indicated, the Company’s other assets consisted of the following:

	September 30,	December 31,
	2018	2017
Deferred tax assets, net	$7,429	$6,519
Accrued interest receivable	3,337	3,002
Investment in SBIC Fund	1,532	799
Prepaid assets	1,238	2,391
Servicing asset	967	1,270
Investment in statuatory trust	301	296
All other	1,125	880
Total	$15,929	$15,157

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except for per share data)

NOTE 11 – DEPOSITS

Deposits consisted of the following at the dates indicated:

	September 30,	December 31,
	2018	2017
Demand deposits	$349,346	$327,309
NOW accounts and Savings	211,629	191,550
Money market	366,417	356,640
Time under $250,000	104,367	126,271
Time $250,000 and over	98,962	102,535
Total deposits	$1,130,721	$1,104,305

NOTE 12 - BORROWINGS

At September 30, 2018 the Company had no borrowings. At December 31, 2017 the Company had a secured term borrowing totaling $6.0 million and a line totaling $9.0 million with a correspondent bank secured by the Bank’s common stock.

The Company has an approved secured borrowing facility with the FHLB for up to 25% of total assets for a term not to exceed five years under a blanket lien of certain types of loans. There were no outstanding borrowings under this facility at September 30, 2018 and December 31, 2017.

As of September 30, 2018, the FHLB had issued a letter of credit on behalf of the Bank totaling $7.5 million as collateral for local agency deposits. No amounts have been drawn under this letter of credit.

The Company has four Federal Funds lines with available commitments totaling $55.0 million with four correspondent banks. There were no amounts outstanding under these facilities at September 30, 2018 and December 31, 2017.

NOTE 13– JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

The Company has an investment in the First ULB Statutory Trust I that is accounted for under the equity method. The Company acquired the Trust in the acquisition of FULB. The Trust is a Delaware business formed with capital of $192,000 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. The Trust issued 6,200 Floating Rate Capital Trust Pass-Through Securities (“Trust Preferred Securities”), with a liquidation value of $1,000 per security, for gross proceeds of $6.2 million. The entire proceeds of the issuance were invested by the Trust in $6.4 million of Subordinated Debentures issued by FULB and assumed by the Company in the FULB acquisition, with identical maturities, repricing and payment terms as the Trust Preferred Securities. The Subordinated Debentures mature on September 15, 2034, bear a current interest rate of 4.90% (based on 3-months Libor plus 2.5%), with quarterly repricing. The Subordinated Debentures are redeemable by the Company subject to prior approval from the Federal Reserve Board of Governors (“Federal Reserve”), on any March 15, September 15, September 15, or December 15. The redemption price is par plus accrued and unpaid interest, except in the case of redemption under special event which is defined in the debenture. The Trust Preferred Securities are subject to mandatory redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated Debentures on September 15, 2034. As of September 30, 2018 and December 31, 2017, the Trust Preferred Securities had an outstanding net book value of $5.4 million.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except for per share data)

Holders of the Trust Preferred Securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security for each successive period beginning on March 15, June 15, September 15, and December 15, of each year. The Company also has the right to defer the payment of interest on each of the Subordinated Debentures for a period not to exceed 20 consecutive quarters, provided that the deferral period does not extend beyond the stated maturity date. During such deferral period, distributions on the corresponding Trust Preferred Securities will also be deferred and the Company may not pay cash dividends to the holders of shares of the Company’s common stock. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the Trust Preferred Securities.

NOTE 14 – OTHER LIABILITIES

Other liabilities were comprised of the following at the dates indicated:

	September 30,	December 31,
	2018	2017
Accrued expenses	$3,001	$3,716
Participant’s portion payable	1,591	-
Deferred rents	546	287
CDARS deferred fees	501	487
Contingent liability	435	878
Accounts payable	311	240
Reserve for unfunded commitments	310	310
Accrued interest	175	141
Miscellaneous other liabilities	612	1,362
Total	$7,482	$7,421

NOTE 15 – EQUITY INCENTIVE PLANS

2017 Omnibus Equity Incentive Plan

The shareholders approved the Omnibus Equity Incentive Plan (“2017 Plan”) in November 2017. The 2017 Plan provides for the awarding by the Company’s Board of Directors of equity incentive awards to employees and non-employee directors. An equity incentive award may be an option, stock appreciation rights, restricted stock units, stock award, other stock-based award or performance award granted under the 2017 Plan. Factors considered by the Board in awarding equity incentives to officers and employees include the performance of the Company, the employee’s or officer’s job performance, the importance of his or her position, and his or her contribution to the organization’s goals for the award period. Generally, awards are restricted and have a vesting period of no longer than ten years. Subject to adjustment as provided in the 2017 Plan, the maximum number of shares of common stock that may be delivered pursuant to awards granted under the 2017 Plan is 450,000. The 2017 Plan provides for an annual restricted stock grant limits to officers, employees and directors. The annual stock grant limit per person for officers and employees is the lessor of 50,000 shares or a value of $2.0 million, and per person for directors the maximum is 25,000 shares. All unvested restricted shares outstanding vest in the event of a change in control of the Company. There were no equity incentive awards granted during the three months ended September 30, 2018. During the nine months ended September 30, 2018, 93,380 shares of restricted stock were awarded and no other equity incentive awards were granted. During the three months ended September 30, 2017, 28,500 shares of restricted stock were awarded and no other equity incentive awards were granted. Awarded shares of restricted stock vest over (i) a one-year period following the date of grant, in the case of the non-employee directors, and (ii) a three-year or five-year period following the date of grant, with the initial vesting occurring on the one-year anniversary of the date of grant, in the case of the executive officers.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except for per share data)

2014 Omnibus Equity Incentive Plan

In 2014, the shareholders approved the Omnibus Equity Incentive Plan (the “2014 Plan”). A total of 148,962 equity incentive awards have been granted under the 2014 Plan. The awards are shares of restricted stock and have a vesting period of one to five years. No future equity awards will be made from the 2014 Plan.

The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date. For the nine months ended September 30, 2018 and 2017, total compensation expense for these plans was $818,000 and $318,000, respectively.

As of September 30, 2018, there was $2.5 million of total unrecognized compensation cost related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately two years.

The following table provides a summary of changes in non-vested restricted stock awards for the nine months ended September 30, 2018 and 2017:

	2018		2017
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Non-vested at January 1,	67,481	$13.51	68,605	$11.51
Granted	15,232	19.45	14,133	14.86
Vested	(8,706)	13.40	(5,333)	12.47
Non-vested at March 31,	74,007	14.75	77,405	12.06

Granted	78,148	22.00	-	-
Vested	-	-	-	-
Non-vested at June 30,	152,155	18.47	77,405	12.06

Granted	-	-	14,367	17.00
Vested	(21,155)	14.08	(24,291)	10.96
Non-vested at September 30,	131,000	19.18	67,481	13.51

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except for per share data)

NOTE 16 – EARNINGS PER SHARE CALCULATION

Earnings per common share (“EPS”) are computed based on the weighted average number of common shares outstanding during the period. Basic EPS excludes dilution and is computed by dividing net earnings available to common stockholders by the weighted average of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The number of potential common shares included in the quarterly diluted EPS is computed using the average market price during the three months included in the reporting period under the treasury stock method. The number of potential common shares included in year-to-date diluted EPS is a year-to-date weighted average of potential shares included in each quarterly diluted EPS computation. Dilutive income per share includes the effect of stock options and other potentially dilutive securities using the treasury stock method. Nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities and are included in the computation of earnings per share. All of the Company's nonvested restricted stock awards qualify as participating securities. There were no dilutive shares at September 30, 2018 or 2017.

Earnings per share have been computed as follows for the periods shown:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017

Net income	$3,518	$3,181	$11,875	$6,099

Weighted Average number of shares outstanding	10,869,275	6,870,614	9,295,274	6,270,991
Average number of shares outstanding used to calculate diluted earngs per share	10,869,275	6,870,614	9,295,274	6,270,991
Basic and diluted earnings per share	$0.31	$0.46	$1.30	$0.97

NOTE 17 – FAIR VALUE MEASUREMENT

On January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments - Overall (Subtopic 825 10), Recognition and Measurement of Financial Assets and Financial Liabilities, which requires the Company to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.

The Company determines the fair values of its financial instruments based on the requirements established in Accounting Standards Codification (“ASC”) 820, Fair Value Measurements, which provides a framework for measuring fair value in accordance with U.S. GAAP and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 defines fair values for financial instruments as the exit price, the price that would be received for an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date under current market conditions. The Company’s fair values for financial instruments at September 30, 2018 were determined based on these requirements.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except for per share data)

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

There were no transfers between levels during 2018 or 2017.

The following financial instruments are measured at fair value on a recurring basis at the dates indicated:

September 30, 2018	Total	Level 1	Level 2	Level 3
Municipal securities	$15,948	$-	$15,948	$-
Mortgage-backed securities	31,280	-	31,280	-
Corporate Bonds	908	-	908	-
Collateralized mortgage obligations	6,993	-	6,993	-
U.S. Government Agencies	10,034	-	10,034	-
SBA securities	4,519	-	4,519	-
Total assets measured at fair value	$69,682	$-	$69,682	$-

December 31, 2017	Total	Level 1	Level 2	Level 3
Municipal securities	$16,047	$-	$16,047	$-
Mortgage-backed securities	9,740	-	9,740	-
Collateralized mortgage obligations	1,750	-	1,750	-
Corporate Bonds	-	-	-	-
U.S. Government Agencies	6,971	-	6,971	-
SBA securities	5,997	-	5,997	-
Total assets measured at fair value	$40,505	$-	$40,505	$-

Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except for per share data)

The following tables present the recorded amounts of impaired loans measured at fair value on a non-recurring basis at the dates indicated:

September 30, 2018	Fair Value	Level 1	Level 2	Level 3
Commercial and industrial	$2,386	$-	$-	$2,386
Construction and land	-	-	-	-
Commercial real estate	2,781	-	-	2,781
Residential	127	-	-	127
Consumer	-	-	-	-
Total impaired assets measured at fair value	$5,294	$-	$-	$5,294

December 31, 2017	Fair Value	Level 1	Level 2	Level 3
Commercial and industrial	$-	$-	$-	$-
Construction and land	-	-	-	-
Commercial real estate	1,120	-	-	1,120
Residential	-	-	-	-
Consumer	-	-	-	-
Total impaired assets measured at fair value	$1,120	$-	$-	$1,120

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

Cash and cash equivalents - Cash and cash equivalents include cash and due from banks and Fed funds sold, and are valued at their carrying amounts because of the short-term nature of these instruments.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except for per share data)

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

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except for per share data)

The following table provides summary information on the estimated fair value of financial instruments at September 30, 2018:

	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$313,217	$313,217	$313,217	$-	$-
Interest bearing deposits with financial institutions	1,000	1,000	1,000	-	-
Securities available for sale	69,682	69,682	-	69,682	-
Other equity securities	7,364	-	-	7,364	-
Loans, net	896,369	893,727	-	-	893,727
Loans held for sale	585	-	-	585	-
Accrued interest receivable	3,337	3,337	-	3,337	-

Financial liabilities:
Deposits	1,130,721	1,132,097	927,392	204,705
Subordinated Debentures	5,428	5,447	-	-	5,447
Accrued interest payable	163	163	-	163	-

Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	310	310	-	-	310

The carrying amount of loans includes $5.2 million of nonaccrual loans (loans that are not accruing interest) as of September 30, 2018. The fair value of nonaccrual loans is based on the collateral values that secure the loans or the cash flows expected to be received.

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

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except for per share data)

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Lending and Letter of Credit Commitments

In the normal course of business, the Company enters into various commitments to extend credit which are not reflected in the financial statements. These commitments consist of the undisbursed balance on personal and commercial lines of credit and of undisbursed funds on construction and development loans. At September 30, 2018 and December 31, 2017, undisbursed commitments total $73.4 million and $98.7 million, respectively. In addition, at September 30, 2018 and December 31, 2017, the Company has issued standby letter of credit commitments, primarily issued for the third party performance obligations of Company clients totaling $402,000 and $213,000, respectively, of which none was outstanding at both September 30, 2018 and December 31, 2017.

The actual liquidity needs or the credit risk that the Company will experience will be lower than the contractual amount of commitments to extend credit because a significant portion of these commitments are expected to expire without being drawn upon. The Company’s outstanding loan commitments are made using the same underwriting standards as comparable outstanding loans. As of September 30, 2018 and December 31, 2017, the reserve associated with these commitments was $310,000.

Local Agency Deposits

In the normal course of business, the Company accepts deposits from local agencies. The Company is required to provide collateral for certain local agency deposits in the states of California and Washington. As of September 30, 2018 and December 31, 2017 the FHLB issued a letter of credit on behalf of the Company totaling $7.5 million and $9.9 million, respectively, as collateral for local agency deposits.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

BayCom is a bank holding company headquartered in Walnut Creek, California. BayCom’s wholly owned banking subsidiary, United Business Bank, provides a broad range of financial services to businesses and business owners as well as individuals through our network of 17 full service branches located in Northern and Central California, Seattle, Washington and Albuquerque, New Mexico.

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

At September 30, 2018, the Company has total assets of $1.3 billion and total loans of $902.3 million as compared to total assets of $1.2 billion and total loans of $891.5 million at December 31, 2017. The increase in total assets and total loans during the nine months ended September 30, 2018, was primarily related to organic growth.

The profitability of our operations depends primarily on our net interest income after provision for loan losses, which is the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities less provision for loan losses. The provision for loan losses is dependent on changes in our loan portfolio and management’s assessment of the collectability of our loan portfolio as well as prevailing economic and market conditions. Our net income is also affected by noninterest income and noninterest expenses. Noninterest income and noninterest expenses are impacted by the growth of our banking operations and growth in the number of loan and deposit accounts both organically and through strategic acquisitions.

We had net income of $3.5 million and $11.9 million for the three and nine months ended September 30, 2018 with fully diluted earnings per common share of $0.31 and $1.30, respectively, during these time periods. Our results of operations during these periods were positively impacted by increases in net interest income resulting primarily from the growth in our interest-earning assets and lower corporate income tax rates. Noninterest income increased compared to the same periods last year due to increases in service charges and fees reflecting growth in deposit accounts and in loan servicing income reflecting our growing servicing portfolio from the sale of the guaranteed portion of U.S. Small Business Administration (“SBA”) loans. In addition, we received $777,000 of death benefits during the nine months ended September 30, 2018. Our provision for loan losses increased for the three and nine months ended September 30, 2018 primarily due to higher specific reserves related to the migration of certain loans to nonaccrual status during the third quarter of 2018. Our noninterest expense increased during the three and nine months ended September 30, 2018 compared to the same periods last year primarily due to expenses related to our 2017 acquisitions.

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

Noninterest income. Noninterest income consists of, among other things: (i) loan servicing and other fees; (ii) gain on sale of loans; and (iii) other noninterest income. Gain on sale of loans includes income (or losses) from the sale of the guaranteed portion of U.S. Small Business Administration (“SBA”) loans, capitalized loan servicing rights and other related income.

Provision for loan losses. We establish an allowance for loan losses by charging amounts to the loan provision at a level required to reflect estimated credit losses in the loan portfolio. Management considers many factors including historical loss experience, types and amounts of loans in the portfolio, and adverse that may affect borrowers’ ability to repay, among other factors. See “Critical Accounting Policies and Estimates – Allowance for loan loss” for a description of the manner in which the provision for loan losses is established.

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

The testing for impairment may begin with an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that the fair value of goodwill is less than carrying value. The qualitative assessment includes adverse events or circumstances identified that could negatively affect the reporting unit’s fair value as well as positive and mitigating events. When required, the goodwill impairment test involves a two-step process. The first test for goodwill impairment is done by comparing the reporting unit’s aggregate fair value to its carrying value. The Company’s goodwill is assigned to the Bank and is evaluated for impairment at the Bank level (reporting unit). Absent other indicators of impairment, if the aggregate fair value exceeds the carrying value, goodwill is not considered impaired and no additional analysis is necessary. If the carrying value of the reporting unit were to exceed the aggregate fair value, a second test would be performed to measure the amount of impairment loss, if any. To measure any impairment loss the implied fair value would be determined in the same manner as if the reporting unit were being acquired in a business combination. If the implied fair value of goodwill is less than the recorded goodwill an impairment charge would be recorded for the difference. As of September 30, 2018, the Company completed its qualitative assessment of goodwill and concluded that it is more likely than not that the fair value of the Bank, the reporting unit, exceeds the carrying value. Changes in the economic environment, operations of the reporting unit or other adverse events could result in future impairment charges which could have a material impact on the Company’s operating results.

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

It is possible that changes in circumstances existing at the measurement date or at other times in the future, or in the numerous estimates associated with management's judgments, assumptions and estimates made in assessing the fair value of our goodwill, could result in an impairment charge of a portion or all of our goodwill. If the Company recorded an impairment charge, its financial position and results of operations would be adversely affected; however, such an impairment charge would have no impact on our liquidity, operations or regulatory capital. For more information, see Note 9 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Comparison of Financial Condition at September 30, 2018 and December 31, 2017

Total assets. Total assets increased to $1.34 billion at September 30, 2018 compared to $1.25 billion at December 31, 2017. The increase was the result of the Plaza Bank merger in 2017 and organic growth.

Cash and cash equivalents. Cash and cash equivalents increased $63.4 million, or 25.4%, to $313.2 million at September 30, 2018 from $249.9 million at December 31, 2017. The increase was primarily due to cash received from the Company’s initial public offering, (“IPO”) in May 2018. We intend to invest our excess cash in marketable securities and interest earning cash positions until such funds are needed to support loan growth or other operating or strategic initiatives.

Securities available-for-sale. Investment securities available-for-sale increased $29.2 million, or 72.0%, to $69.7 million at September 30, 2018 from $40.5 million at December 31, 2017. The increase was primarily due to the purchases of new securities as we started to deploy excess cash earning a short term cash yield into higher yielding investment securities. At September 30, 2018, all of our investment securities were classified as available-for-sale.

Loans receivable, net. We originate a wide variety of loans with a focus on commercial real estate (“CRE”) loans and commercial and industrial loans. Loans receivable, net of allowance for loan losses and deferred fees, increased $9.5 million, or 1.1%, to $896.4 million at September 30, 2018 from $886.9 million at December 31, 2017. We sold $21.8 million of the guaranteed portion of SBA loans during the nine months ended September 30, 2018. The increase in loan receivable, net, was primarily due to organic growth.

The following table provides information about our loan portfolio by type of loan at the dates presented.

			Percentage Change
	September 30,	December, 31	Prior Year
	2018	2017	End
	(Dollars in thousands)
Commercial and industrial	$113,227	$113,799	-0.50%

Real estate:
Residential	82,459	83,486	-1.23%
Multifamily residential	115,243	113,759	1.30%
Owner occupied CRE	245,732	250,436	-1.88%
Non-owner occupied CRE	299,988	291,937	2.76%
Construction and land	33,038	22,720	45.41%
Total real estate	776,460	762,338	1.85%
Consumer	630	1,096	-42.52%
PCI loans	11,933	14,315	-16.64%
Total loans	902,250	891,548	1.20%
Deferred loan fees and costs, net	(381)	(469)	-18.76%
Allowance for loan losses	(5,500)	(4,215)	30.49%
Loans receivable, net	$896,369	$886,864	1.07%

The following table shows at September 30, 2018, the geographic distribution of our loan portfolio in dollar amounts and percentages.

	San Francisco Bay				Total in State of
	Region(1)		Other California		California		All Other States(2)		Total
	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category
	(Dollars in thousands)
Commercial and industrial	$110,410	97.5%	$1,914	1.7%	$112,324	99.2%	$905	0.8%	$113,229	12.5%
Real estate:
Residential	$62,012	74.0%	$8,022	9.6%	$70,034	83.5%	$13,804	16.5%	$83,838	9.3%
Multifamily residential	79,093	66.2%	18,984	15.9%	98,077	82.1%	21,438	17.9%	119,515	13.2%
Owner occupied CRE	146,907	59.0%	68,001	27.3%	214,908	86.4%	33,964	13.6%	248,872	27.6%
Non-owner occupied	157,679	52.0%	80,834	26.7%	238,513	78.7%	64,615	21.3%	303,128	33.6%
Construction and land	16,284	49.3%	12,801	38.7%	29,085	88.0%	3,953	12.0%	33,038	3.7%
Total real estate	$461,975	58.6%	$188,642	23.9%	$650,618	82.5%	$137,774	17.5%	$788,391	87.4%
Consumer	612	97.1%	-	0.0%	612	97.1%	18	2.9%	630	0.1%
Total loans	$572,997		$190,556		$763,554		$138,697		$902,250

(1)	Includes Alameda, Contra Costa, Solano, Napa, Sonoma, Marin, San Francisco, San Joaquin, San Mateo and Santa Clara counties.

(2)	Includes loans located in the states of New Mexico, Washington and other states. At September 30, 2018, loans in New Mexico, Washington and other states totaled $138.7 million.

Nonperforming assets and nonaccrual loans. Nonperforming assets comprised entirely of nonaccrual loans and other real estate owned at September 30, 2018, increased $5.4 million to $5.6 million at September 30, 2018. The Company had nonaccrual loans totaling $5.2 million, or 0.58% of total loans, of which $2.3 million are guaranteed by governmental agencies at September 30, 2018. The increase in nonaccrual loans primarily related to the migration of two loans totaling $4.4 million to nonaccrual status. These loans were related to two long-standing borrowers of the Bank. At September 30, 2018, accruing loans past due 30 to 89 days totaled $1.4 million, compared to $1.9 million at December 31, 2017. At September 30, 2018, accruing loans past due more than 90 days were $1.4 million compared to none at December 31, 2017. Other real estate owned totaled $362,000 at September 30, 2018.

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

Troubled debt restructured loans. Troubled debt restructurings, also referred to as “TDRs” herein, which are accounted for under ASC Topic 310-40, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a below market interest rate, a reduction in principal, or a longer term to maturity. At December 31, 2017, we had four TDR loans totaling $1.0 million, three of which totaling $967,000 and were performing according to their restructured terms. The performing TDR loans are not considered nonperforming assets as they continue to accrue interest despite being considered impaired due to the restructured status. TDR loans as of September 30, 2018 totaled $910,000, of which $137,000 was non-performing. PCI loans included in TDR loans totaled $773,000 and $794,000 as of September 30, 2018 and December 31, 2017, respectively. There was $10,000 related allowance for loan losses on the TDR loans at September 30, 2018 and $13,000 December 31, 2017.

The following table sets forth the non-performing loans, non-performing assets and troubled debt restructured loans at the dates indicated:

	September 30	December 31,
	2018	2017
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Commercial and industrial	$3,071	$13
Real estate:
Residential	127	-
Multifamily residential	-	-
Owner occupied CRE	17	78
Non-owner occupied CRE	1,991	88
Construction and land	-	-
Total real estate	2,135	166
Consumer	-	-
Total nonaccrual loans	5,206	179
Real estate owned	362	-
Total nonperforming assets(1)	$5,568	$179

More than 90 days past due and still accruing	1,424	-
Troubled debt restructurings – performing	773	1,032
PCI loans	11,933	14,315
Nonperforming assets to total assets(1)	0.41%	0.01%
Nonperforming loans to total loans(1)	0.62%	0.02%

(1)	Performing TDRs are not included in nonperforming loans above, nor are they included in the numerators used to calculate this ratio.

Loans under ASC Topic 310-30 are considered performing and are not included in nonperforming assets in the table above. At September 30, 2018 and December 31, 2017, we had no credit impaired loans under ASC Topic 310-30 that were 90 days past due and still accruing.

Potential problem loans. Potential problem assets are those assets that are currently accruing interest and are not considered impaired, but which we are monitoring because the financial information of the borrower causes us concerns as to their ability to comply with their loan repayment terms. There is one loan which is past due 90 days or more and still accruing interest at September 30, 2018. Management does not consider this a problem loan as it well secured and in the process of renewal. Potential problem loans, not included in the non-performing loans, totaled $5.6 million at September 30, 2018 compared to $6.8 million at December 31, 2017.

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

In accordance with acquisition accounting, loans acquired from the United Business Bank, FSB, and Plaza Bank mergers were recorded at their estimated fair value, which resulted in a net discount to the loans contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value and as a result no allowance for loan losses is recorded for acquired loans at the acquisition date. Although the discount recorded on the acquired loans is not reflected in the allowance for loan losses, or related allowance coverage ratios, we believe it should be considered when comparing the current ratios to similar ratios in periods prior to the acquisitions of United Business Bank, FSB, and Plaza Bank. The remaining net discount of all acquired loans was $6.3 million and $8.7 million at September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018, acquired loans net of their discounts totaled $343.9 million compared to $363.6 million at September 30, 2017.

Based on the Company’s established comprehensive methodology discussed above, the allowance for loan losses was $5.5 million at September 30, 2018, 0.61% of total loans and 78.7% of nonperforming loans. This compares to an allowance for loan losses at December 31, 2017 of $4.2 million, or 0.47 % of total loans and 2,352.78% of nonperforming loans.

The following table presents an analysis of changes in the allowance for loan losses for the nine months ended September 30, 2018 and the year ended December 31, 2017:

	September 30,	December 31,
	2018	2017
	(Dollars in thousands)
Allowance at beginning of period	$4,215	$3,775

Provisions for loan losses	1,578	462
Recoveries:
Commercial and industrial	144	45
Residential	-	-
Owner occupied CRE	-	-
Non-owner occupied CRE	-	-
Consumer	-	-
Total recoveries	144	45
Charge-offs:
Commercial and industrial	(437)	(63)
Residential	-	-
Owner occupied CRE	-	-
Non-owner occupied CRE	-	(3)
Consumer	-	(1)
Total charge-offs	(437)	(67)
Net (charge-offs) recoveries	(293)	(22)
Balance at end of period	$5,500	$4,215

Ratios:
Allowance for loan losses as a percentage of total loans	0.61%	0.47%
Allowance for loan losses to total loans excluding PCI loans	0.62%	0.48%
Allowance for loan losses excluding acquired loans (loans not covered by the allowance)	0.98%	0.85%
Allowance for loan losses as a percentage of total nonperforming loans	98.78%	2352.78%
Net (charge-offs) recoveries as a percentage of average loans outstanding for the period	(0.03)%	(0.00)%
Total loans	$902,250	$891,548
PCI Loans	11,933	14,315

As of September 30, 2018, we identified $6.0 million in impaired loans, inclusive of $5.2 million of nonperforming loans and $773,000 of performing TDR loans. Of these impaired loans, $685,000 had allowances for loan losses as their estimated collateral value or discounted expected cash flow is equal to or exceeds their carrying costs. As of December 31, 2017, we identified $1.1 million in impaired loans, inclusive of $179,000 of nonperforming loans and $1.1 million of performing TDR loans. Of these impaired loans, only $13,000 had allowances for loan losses as their estimated collateral value or discounted expected cash flow is equal to or exceeds their carrying costs.

Management considers the allowance for loan losses at September 30, 2018 to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Deposits. Deposits are our primary source of funding and consist of core deposits from the communities served by our branch and office locations. We offer a variety of deposit accounts with a competitive range of interest rates and terms to both consumers and businesses. Deposits include interest-bearing and non-interest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts. These accounts earn interest at rates established by management based on competitive market factors, management’s desire to increase certain product types or maturities, and in keeping with our asset/liability, liquidity and profitability objectives. Competitive products, competitive pricing and high touch client service are important to attracting and retaining these deposits. Total deposits increased $26.4 million, or 2.4%, to $1.13 billion at September 30, 2018 from $1.10 billion at December 31, 2017, primarily due to normal fluctuations within our deposit portfolio. Non-interest bearing deposits represented 30.8% of total deposits at September 30, 2018 compared to 29.6% at December 31, 2017.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offer at the dates indicated.

			Percentage Change
	September 30,	December 31,	Prior Year
	2018	2017	End
	(Dollars in thousands)
Noninterest bearing	$349,346	$327,309	6.7%

Interest bearing checking	167,339	155,011	8.0%
Regular savings accounts	44,290	36,539	21.2%
Money Market accounts	366,417	356,640	2.7%
Interest bearing transactions	578,046	548,190	5.4%
Interest bearing certificates	203,329	228,806	-11.1%
Total deposits	$1,130,721	$1,104,305	2.4%

Borrowings. At September 30, 2018, borrowings totaled $5.4 million compared to $11.4 million at December 31, 2017. During the second quarter 2018 we repaid $6.0 million in long-term secured borrowings out of the net proceeds from our initial public offering. The $5.4 million of borrowings, net carrying value, at September 30, 2018, are related to junior subordinated debentures assumed in connection our acquisition of First ULB Corp. in April 2017. At September 30, 2018, we had no FHLB advances outstanding and the ability to borrow up to $336.0 million.

In addition to FHLB advances, we may also utilize Fed Funds purchased from correspondent banks as a source of short-term funding. At September 30, 2018 and December 31, 2017, we had a total of $55.0 million federal funds line available from four third-party financial institutions.

We are required to provide collateral for certain local agency deposits. As of September 30, 2018, the FHLB had issued a letter of credit on behalf of the Bank totaling $7.5 million as collateral for local agency deposits.

Shareholders’ Equity

Total shareholders’ equity increased to $197.3 million at September 30, 2018 from $118.6 million at December 31, 2017. The increase in shareholders’ equity was primarily due to the issuance of common stock in our initial public offering for approximately $66.8 million, net of expenses and underwriting commissions and to a lesser extent, our net income during the nine months ended September 30, 2018. The Company does not pay a regular cash dividend.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2018 and 2017

Earnings summary. Net income was $3.5 million for the three months ended September 30, 2018, compared to $3.2 million for the three months ended September 30, 2017, an increase of $337,000, or 10.6%. Net income for the nine months ended September 30, 2018 was $11.9 million compared to net income of $6.1 million for the nine months ended September 30, 2017, an increase of $5.8 million or 94.7%. The increase in net income primarily was the result of increases in net interest income and noninterest income and lower corporate income tax rates partially offset by an increase in noninterest expense reflecting our two whole-bank acquisitions in 2017 and organic growth.

Diluted earnings per share were $0.31 for the three months ended September 30, 2018, a decrease of $0.15 from diluted earnings per share of $0.46 for the three months ended September 30, 2017. Diluted earnings per share were $1.30 for the nine months ended September 30, 2018, an increase of $0.33 from diluted earnings per share of $0.97 for the nine months ended September 30, 2017.

Our efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income before provision for loan losses plus noninterest income, improved to 57.4% and 58.0% for the three and nine months ended September 30, 2018, respectively, compared to 59.4% and 65.9% for the three and nine months ended September 30, 2017. The change in the efficiency ratio for the three and nine months ended September 30, 2017 was attributable primarily to greater increases in net interest income and noninterest income compared to smaller increases in noninterest expense.

Interest income. Interest income for the three and nine months ended September 30, 2018 was $14.3 million and $41.6 million, compared to $13.1 million for the three and $31.2 million for nine months ended September 30, 2017, an increase of $1.2 million and $10.3 million or 8.8% and 33.1%, respectively. These increases in net interest income were primarily due to an increase in average interest earning assets largely related to our two bank acquisitions in 2017, partially offset by a decrease in the accretion of purchase accounting adjustments on acquired loans. Average interest earning assets increased $159.6 million and $321.8 million or 14.4% and 35.5% for the three and nine months ended September 30, 2018, respectively, compared to the same period in 2017, largely due to the Plaza Bank acquisition in November 2017. Our average loan yield for the third quarter of 2018 was 5.24% compared to 5.67% for the same quarter last year. The average loan yield for the nine months ended September 30, 2018 was 5.40%, compared to 5.48% for the nine months ended September 30, 2017. Interest income on loans for the quarters ended September 30, 2018 and September 30, 2017 included $746,000 and $1.5 million, respectively, in accretion of purchase accounting fair value adjustments on acquired loans including the recognition of revenue from purchase credit impaired loans in excess of discounts. Interest income on loans for the nine months ended September 30, 2018 included $2.5 million in accretion of purchase accounting fair value adjustments on acquired loans, compared to $2.6 million for the nine months ended September 30, 2017. The remaining net discount on these purchased loans was $6.3 million and $7.9 million at September 30, 2018, and 2017, respectively.

Interest income on interest-earning deposits increased $1.1 million as a result of a $65.8 million increase in the average balance of interest earning deposits and a 1.26% increase in the yield on interest-earning deposits to 2.43% for the three months ended September 30, 2018 from 1.17 % for the three months ended September 30, 2017. Interest income on interest earning deposits increased $2.7 million as a result of a $108.7 million increase in the average balance of interest earning deposits and a 92 basis point increase in the yield on interest earning deposits to 2.0% for the nine months ended September 30, 2018 from 1.08% for the nine months ended September 30, 2017.

Interest income on investment securities increased $81,000 as a result of a $27.4 million increase in the average balance of investment securities partially offset by a 72 basis point decline in the average yield for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Interest income on investment securities increased $317,000 primarily as a result of a $21.5 million increase in the average balance of investment securities for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

Interest expense. Interest expense for the three months ended September 30, 2018 and 2017, increased by $133,000 or 11.7%, to $1.3 million at September 30, 2018 compared to the same period last year. The average cost of interest bearing liabilities increased four basis points to 0.64% for the three months ended September 30, 2018 from 0.60% for the three months ended September 30, 2017. Total average interest bearing liabilities increased by $33.2 million, or 4.3%, to $788.0 million for the three months ended September 30, 2018 from $754.8 million for the three months ended September 30, 2017. Interest expense increased by $431,000, or 13.8%, to $3.6 million for the nine months ended September 30, 2018 from $3.1million for the nine months ended September 30, 2017. The average cost of interest bearing liabilities decreased seven basis points to 0.60% for the nine months ended September 30, 2018 from 0.67% for the nine months ended September 30, 2017. Total average interest-bearing liabilities increased by $164.4 million, or 26.3%, to $789.0 million for the nine months ended September 30, 2018 from $624.6 million for the nine months ended September 30, 2017.

Interest expense on deposits increased $191,000, or 19.3%, to $1.2 million during the three months ended September 30, 2018 from $988,000 the same period in 2017 primarily due to higher market interest rates over the last year reflecting increases in the targeted federal funds rate. The average rate paid on interest bearing deposits increased to 0.60% for the three months ended September 30, 2018 from 0.53% for the three months ended September 30, 2017. Interest expense on deposits increased $305,000, or 10.6%, to $3.2 million during the nine months ended September 30, 2018 from $2.9 million the same period in 2017, primarily due to the deposits acquired in the FULB acquisition. The average rate paid on interest bearing deposits decreased to 0.55% for the nine months ended September 30, 2018 from 0.62% for the nine months ended September 30, 2017. Interest expense on borrowings was $378,000 for the nine months ended September 30, 2018 compared to $252,000 for the same period in 2017, as a result of the Subordinated Debentures assumed and the $6.0 million term loan obtained in connection with our United Business Bank, FSB acquisition, which was repaid in the second quarter of 2018.

Net interest income. Net interest income increased $1.0 million, or 8.5%, to $13.0 million for the three months ended September 30, 2018 compared to $12.0 million for the three months ended September 30, 2017. The Company’s net interest margin was 4.09% for the three months ended September 30, 2018 compared to 4.28% for the same quarter a year ago. The decrease in net interest margin during the third quarter of 2018 compared to the same quarter a year earlier is the result of a lower yield on total loans and an increase in lower yielding cash and investments and to a lesser extent a higher cost of funds. Net interest margin is enhanced by the amortization of acquisition accounting discounts on loans acquired in the acquisitions. Accretion of acquisition accounting discounts on loans and the recognition of revenue from purchase credit impaired loans in excess of discounts increased our net interest margin by thirty-three basis points and sixty-eight basis points during the three months ended September 30, 2018 and 2017, respectively. The average yield on interest earning assets for the three months ended September 30, 2018 was 4.46%, a twenty-three basis point decrease from the three months ended September 30, 2017, due to the lower accretion on acquired loans. The average cost of interest-bearing liabilities for the three months ended September 30, 2018 was 0.64%, up four basis points from the 0.60% cost of funds during the nine months ended September 30, 2017, due primarily to an increase in market interest rates.

Net interest income increased $9.9 million, or 35.2%, to $38.0 million for the nine months ended September 30, 2018 compared to $28.1million for the nine months ended September 30, 2017. Net interest margin for the nine months ended September 30, 2018 decreased slightly by one basis point to 4.14% from 4.15% for the same period in 2017. Accretion of acquisition accounting discounts on loans and the recognition of revenue from purchase credit impaired loans in excess of discounts increased our net interest margin by thirty-eight basis points and forty-eight basis points during the nine months ended September 30, 2018 and 2017, respectively. The average yield on interest earning assets for the nine months ended September 30, 2018 was 4.53%, an eight basis point decrease from the nine months ended September 30, 2017, due to lower accretion on acquired loans. While the average cost of interest-bearing liabilities for the nine months ended September 30, 2018 was 0.60%, down seven basis points from the 0.67% cost of funds during the nine months ended September 30, 2017, due primarily to the pay-off of borrowed funds.

Average Balances, Interest and Average Yields/Cost. The following tables presents, for the periods indicated, information about (i) average balances, the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average yields; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin. Yields have not been calculated on a taxable equivalent basis.

	Three months ended
	September 30,
	2018			2017
	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield	Balance	Interest	Yield
Interest earning assets
Interest bearing deposits	$285,475	$1,749	2.43%	$219,523	$646	1.17%
Investments available-for-sale	65,372	358	2.17%	37,962	277	2.89%
FHLB Stock	5,097	86	6.69%	4,772	71	5.90%
FRB Stock	3,357	50	5.91%	1,613	22	5.41%
Total loans (1)	911,924	12,044	5.24%	847,564	12,115	5.67%
Total interest earning assets	1,271,225	14,287	4.46%	1,111,434	13,131	4.69%

Noninterest earning assets	73,834			63,984
Total average assets	$1,345,059			$1,175,418
		159,791
Interest bearing liabilities
Savings accounts	$43,939	9	0.08%	$39,940	9	0.09%
Interest bearing checking	165,171	33	0.08%	156,531	36	0.09%
Money market accounts	363,900	504	0.55%	345,723	412	0.47%
Certificates of deposit	209,560	633	1.20%	201,213	531	1.05%
Total deposit accounts	782,570	1,179	0.60%	743,407	988	0.53%
Borrowed funds	5,423	93	6.80%	11,364	151	5.27%
Total interest bearing liabilities	787,993	1,272	0.64%	754,771	1,139	0.60%

Noninterest bearing liabilties	360,320			314,201
Total average liabilities	1,148,313			1,068,972
Average equity	196,576			106,446
Total average liabilities and equity	$1,344,889			$1,175,418

Net interest income		$13,015			$11,992
Interest rate spread (2)			3.82%			4.09%
Net interest margin (3)			4.06%			4.28%
Ratio of average interest earning assets to average interest bearing liabilities			161.32%			147.25%

(1)	Average balances are average daily balances. The amortized portion of net loan origination fees is included in net interest income on loans, representing an adjustment to yield.
(2)	Interest rate spread is calculated as the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(3)	Net interest margin is calculated as net interest income divided by total average earning assets.

	Nine months ended
	September 30,
	2018			2017
	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield	Balance	Interest	Yield
Interest earning assets
Interest earning deposits	$269,590	$4,032	2.00%	$160,802	$1,294	1.08%
Investments available-for-sale	48,814	725	1.99%	27,333	408	2.00%
FHLB Stock	4,967	266	7.16%	3,790	263	9.28%
FRB Stock	3,240	169	6.97%	1,485	67	6.03%
Total loans (1)	901,094	36,398	5.40%	712,505	29,218	5.48%
Total interest earning assets	1,227,705	41,590	4.53%	905,915	31,250	4.61%

Non-interest earning assets	67,833			49,095
Total average assets	$1,295,538			$955,010

Interest bearing liabilities
Savings accounts	$39,706	25	0.08%	$28,063	21	0.10%
Interest bearing checking	163,618	101	0.08%	104,043	85	0.11%
Money market accounts	359,003	1,362	0.51%	305,512	1,269	0.56%
Certificates of deposit	218,404	1,695	1.04%	180,474	1,503	1.11%
Total deposit accounts	780,731	3,183	0.55%	618,092	2,878	0.62%
Borrowed funds	8,222	378	6.15%	6,473	252	5.21%
Total interest bearing liabilities	788,953	3,561	0.60%	624,565	3,130	0.67%

Non-interest bearing liabilities	345,338			236,453
Total average liabilities	1,134,291			861,018
Average equity	161,247			93,992
Total average liabilities and equity	$1,295,538			$955,010

Net interest income		$38,029			$28,120
Interest rate spread (2)			3.93%			3.94%
Net interest margin (3)			4.14%			4.15%
Ratio of average interest earning assets to average interest bearing liabilities			155.61%			145.05%

(1)	Average balances are average daily balances. The amortized portion of net loan origination fees is included in net interest income on loans, representing an adjustment to yield.
(2)	Interest rate spread is calculated as the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(3)	Net interest margin is calculated as net interest income divided by total average earning assets

Rate/Volume Analysis. Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in weighted average interest rates. The following table sets forth the effects of changing rates and volumes on our net interest income during the periods shown. Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). Changes applicable to both volume and rate have been allocated to volume. Yields have not been calculated on a pre-tax basis and taxable equivalent adjustments on tax advantaged instruments have not been included.

The following table compares the three months and nine months ended September 30, 2018 and 2017:

	Three months ended September 30,			Nine months ended September30,
	2018 compared to 2017			2018 compared to 2017
	Increase/(Decrease)			Increase/(Decrease)
	Attributable to			Attributable to
	Rate	Volume	Total	Rate	Volume	Total
	(Dollars in thousands)
Interest earning assets:
Interest bearing deposits	$597	$506	$1,103	$1,681	$1,057	$2,738
Investments available-for-sale	(196)	277	81	(5)	322	317
Other equity securities	6	37	43	(72)	177	105
Total loans	(1,548)	1,477	(71)	(680)	7,860	7,180
Total interest income	(1,141)	2,297	1,156	924	9,416	10,340

Interest bearing liabilities:
Savings accounts	(1)	1	-	(4)	8	4
Interest bearing checking	(7)	4	(3)	(38)	54	16
Money market accounts	37	55	92	(130)	223	93
Certificates of deposit	49	53	102	(148)	340	192
Total deposits	78	113	191	(320)	625	305
Borrowed funds	36	(94)	(58)	49	77	126
Total interest expense	114	19	133	(271)	702	431
Net interest income	$(1,255)	$2,278	$1,023	$1,195	$8,714	$9,909

Provision for loan losses. The provision for loan losses was $1.1 million and $1.6 million for the three and nine months ended September 30, 2018, compared to a provision for loan losses of $58,000 and $1.6 million for the same periods last year. The provision for loan losses increased primarily as a result of an increase in specific reserves on certain on nonaccrual loans. During the three months ended September 30, 2018, our allowance for loan losses specific reserves increased from $13,000 to $685,000. We recorded no provision for loan losses for acquired loans related to the acquired non-purchased credit-impaired loans as accounted for in accordance with ASC Topic 310-20 for both the three and nine months ended September 30, 2018 and 2017. In addition, no additional provisions were recorded on the purchase credit-impaired loans accounted for in accordance with ASC Topic 310-30 during both these periods. We had net charge-offs of $182,000 for the three months ended September 30, 2018 compared to net charge-offs of $58,000 during the three months ended September 30, 2017. For the nine months ended September 30, 2018 we had net charge offs of $293,000 compared to $45,000 for the nine months ended September 30, 2017. The ratio of net loan charge-offs to average total loans outstanding was (0.03%) for the nine months ended September 30, 2018 and 0% for the nine months ended September 30, 2017. The allowance for loan losses to total loans was 0.61% at September 30, 2018 compared to 0.47% at September 30, 2017. See Comparison of Financial Condition - Allowance for loan losses for additional details.

Noninterest income. Noninterest income for the third quarter of 2018 increased $555,000, or 51.3%, to $1.6 million from $1.1 million in the same quarter in 2017. The increase in noninterest income compared to the same quarter last year was primarily due to a $162,000, or 108.0%, increase in loan servicing and other loan fees due primarily to growth in our SBA loan servicing portfolio. Service charges and other fees increased $130,000, or 34.3%, due to higher deposit balances and an increase in the number of deposit accounts. Other noninterest income also increased by $276,000, or 235.9%, primarily due to income received on the investment in a Small Business Investment Company fund.

Noninterest income for the nine months ended September 30, 2018 increased $2.0 million, or 58.1%, to $5.5 million from $3.4 million in the same period in 2017. Servicing charges and other fees increased $603,000, or 74.3%, due to an increase in deposit accounts and balances. Loan servicing and other loan fees increased $371,000, or 80.7%, to $831,000 for the nine months ended September 30, 2018, compared to $460,000 for the nine months ended September 30, 2017 due to an increase in loans serviced for others and the related servicing fee income. All other components of noninterest income increased $1.1million due primarily to the $777,000 of death benefit payments received on two Bank owned life insurance policies.

The following tables detail the components of non interest income during the periods shown:

	Three months
	ended September 30,		Variance
	2018	2017	Amount	Percent
	(Dollars in thousands)
Gain on sale of loans	$424	$437	$(13)	-3.0%
Service charges and other fees	509	379	130	34.3%
Loan servicing and other loan fees	312	150	162	108.0%
Other income and fees	393	117	276	235.9%
Total non interest income	$1,638	$1,083	$555	51.2%

	Nine months
	ended September 30,		Variance
	2018	2017	Amount	Percent
	(Dollars in thousands)
Gain on sale of loans	$1,623	$1,712	$(89)	-5.2%
Service charges and other fees	1,424	821	603	73.4%
Loan servicing and other loan fees	831	460	371	80.7%
Other income and fees	1,569	455	1,114	244.8%
Total non interest income	$5,447	$3,448	$1,999	58.0%

Noninterest expense. Noninterest expense for the third quarter of 2018 totaled $8.4 million, an increase of $651,000, or 8.4%, compared to $7.8 million for the third quarter of 2017, primarily due to an $820,000, or 17.5%, increase in salary and benefits primarily due to an increase in the number of employees from our two bank acquisitions in 2017. Professional expenses increased $220,000, or 141.9%, during the three months ended September 30, 2018 compared to the same period in 2017 due primarily to expenses related to our pending BFC acquisition and an increase in audit and accounting fees. Data processing expenses decreased for the third quarter of 2018 primarily because the prior year’s quarters included certain on-time expenses related to one of our acquisitions.

Noninterest expense for the nine months ended September 30, 2018 increased $4.4 million, or 21.3%, to $25.2 million from $20.8 million in the same period in 2017. The increase was primarily due to a $3.3 million, or 27.8%, increase in salary and benefits from an increase in the number of employees from our two bank acquisitions in 2017 and a $631,000 increase in stock-based compensation. Occupancy and equipment expense increased $928,000, or 40.5%, primarily due additional branch offices from our 2017 acquisitions. Professional fees increased $528,000, or 70.9%, due primarily to acquisition related expenses related to our pending BFC acquisition, one-time consulting services related to the implementation of enhanced regulatory compliance and risk management processes and an increase in audit and accounting fees. In addition, the nine months ended September 30, 2018, includes a $600,000 write-down of acquired office facilities held-for-sale which is reflected in other miscellaneous noninterest expense. Data processing expense decreased for the nine months ended September 30, 2018 compared to the same period last year primarily because the prior year’s period included certain one-time expense related to one of our acquisitions.

The following table details the components of non interest expense during the periods shown:

	Three months
	ended September 30,		Variance
	2018	2017	Amount	Percent
	(Dollars in thousands)
Salaries and related benefits	$5,506	$4,686	$820	17.5%
Occupancy and equipment	976	932	44	4.7%
Data processing expense	526	813	(287)	-35.3%
Professional fees	375	155	220	141.9%
Other expense	1,034	1,180	(146)	-12.4%
Total non interest expense	$8,417	$7,766	$651	8.4%

	Nine months
	ended September 30,		Variance
	2018	2017	Amount	Percent
	(Dollars in thousands)
Salaries and related benefits	$14,967	$11,715	$3,252	27.8%
Occupancy and equipment	3,219	2,291	928	40.5%
Data processing expense	1,849	3,247	(1,398)	-43.1%
Professional fees	1,273	745	528	70.9%
Write-down on building held for sale	600	-	600	0.0%
Other expense	3,288	2,793	495	17.7%
Total non interest expense	$25,196	$20,791	$4,405	21.2%

Income taxes. The provision for income taxes was $1.6 million and $4.8 million for the three and nine months ended September 30, 2018, respectively, compared to $2.1 million and $4.3 million for the three and nine months ended September 30, 2017, respectively. The effective tax rate was 29.4% for both the three and nine months ended September 30, 2018, compared to 39.4% and 41.5% for the three and nine months ended September 30, 2017, respectively. The decrease in the Company’s effective tax rate during 2018 compared to 2017 was primarily the result of the Tax Act which reduced the statutory federal corporate income tax rate from 35.0% to 21.0%.

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

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of September 30, 2018, the Bank had an available borrowing capacity of $336.0 million with the FHLB of San Francisco, and Federal Funds lines with available commitments totaling $55.0 million with four correspondent banks. There are no amounts outstanding under these facilities at September 30, 2018 and December 31, 2017. Additionally, the Company classifies its securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our security portfolio is of high quality and the securities would therefore be marketable.

We use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. Loan commitments and letters of credit were $73.8 million and $98.7 million at September 30, 2018 and December 31, 2017, certificates of deposit scheduled to mature in one year or less at September 30, 2018, totaled $55.4 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that most of our maturing certificates of deposit will remain with us.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $4.0 million and $5.6 million for the nine months ended September 30, 2018 and 2017, respectively. During the nine months ended September 30, 2018, net cash used in investing activities was $27.8 million, which consisted primarily of purchases of $39.3 million of investment securities. During the nine months ended September 30, 2017, net cash provided by investing activities was $72.0 million due primarily to cash received from acquisitions. Net cash provided by financing activities totaling $87.2 million for the nine months ended September 30, 2018 was comprised primarily of $66.8 million in net proceeds from our initial public offering, and a net increase in deposits of $26.4 million. Net cash provided by financing activities totaling $36.3 million for the nine months ended September 30, 2017 was comprised primarily of a net increase in deposits.

As a separate legal entity from the Bank, BayCom must provide for its own liquidity. Sources of capital and liquidity for BayCom include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. At September 30, 2018, BayCom had liquid assets of $61.2 million on an unconsolidated basis.

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

The capital adequacy requirements are quantitative measures established by regulation that require BayCom and the Bank to maintain minimum amounts and ratios of capital. The Federal Reserve requires BayCom to maintain capital adequacy that generally parallels the FDIC requirements. The FDIC requires the Bank to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 Leverage Capital to average assets. In addition to the minimum capital ratios, the Bank now has to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement began to be phased in starting in January 2016 at an amount more than 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount more than 2.5% of risk-weighted assets in January 2019. At September 30, 2018, the required capital conservation buffer was an amount more than 1.875%. At September 30, 2018, BayCom and the Bank each exceeded all regulatory capital requirements.

The actual regulatory capital ratios calculated for BayCom Corp and the Bank at the dates indicated, along with the minimum capital amounts and ratios were as follows:

	At September 30, 2018		At December 31, 2017
	(Dollars in thousands)
	Dollars	Ratio	Dollars	Ratio
Leverage Ratio
BayCom Corp	$181,709	13.68%	$107,153	8.73%
Minimum requirement for "Well-Capitalized"	66,436	5.00%	61,396	5.00%
Minimum regulatory requirement	53,149	4.00%	49,117	4.00%

United Business Bank	$125,406	9.44%	$111,143	8.92%
Minimum requirement for "Well-Capitalized"	66,438	5.00%	62,279	5.00%
Minimum regulatory requirement	53,150	4.00%	49,823	4.00%

Common Equity Tier 1 Ratio
BayCom Corp	$181,709	19.62%	$100,761	11.43%
Minimum requirement for "Well-Capitalized"	60,184	6.50%	57,285	6.50%
Minimum regulatory requirement	41,666	4.50%	39,659	4.50%

United Business Bank	$125,406	13.55%	$111,143	12.43%
Minimum requirement for "Well-Capitalized"	60,149	6.50%	58,109	6.50%
Minimum regulatory requirement	41,642	4.50%	40,229	4.50%

Tier 1 Risk-Based Capital Ratio
BayCom Corp	$188,101	20.32%	$107,153	12.16%
Minimum requirement for "Well-Capitalized"	74,073	8.00%	70,504	8.00%
Minimum regulatory requirement	55,555	6.00%	52,878	6.00%

United Business Bank	$125,406	13.55%	$111,143	12.43%
Minimum requirement for "Well-Capitalized"	74,030	8.00%	71,519	8.00%
Minimum regulatory requirement	55,523	6.00%	53,639	6.00%

Total Risk-Based Capital Ratio
BayCom Corp	$193,911	20.94%	$111,678	12.67%
Minimum requirement for "Well-Capitalized"	92,592	10.00%	88,133	10.00%
Minimum regulatory requirement	74,073	8.00%	70,504	8.00%

United Business Bank	$131,216	14.51%	$115,668	12.94%
Minimum requirement for "Well-Capitalized"	92,538	10.00%	89,399	10.00%
Minimum regulatory requirement	74,030	8.00%	71,519	8.00%

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

As of September 30, 2018, and December 31, 2017, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $73.8 million and $98.7 million at September 30, 2018 and December 31, 2017, respectively. These off-balance sheet items represent 7.9% and 11.0% of net loans, respectively. The Company does not expect all commitments to be funded.

In the normal course of business, the Company accepts deposits from local agencies. The Company is required to provide collateral for certain local agency deposits in the states of California and Washington. As of September 30, 2018, and December 31, 2017, the FHLB had issued a letter of credit on behalf of the Company totaling $7.5 million and $9.9 million, respectively, as collateral for local agency deposits.

We have not engaged in any other off-balance-sheet transactions in the normal course of our lending activities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For information regarding the Company’s market risk, see “Management Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Sensitivity and Market Risk,” in the Company’s prospectus dated May 4, 2018, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4) on May 4, 2018. As of September 30, 2018, the market risk of the Company has not changed materially from those disclosed in the prospectus.

Item 4. Controls and Procedures

(a)       Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures as defined in Rule 13a 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of September 30, 2018 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that based on their evaluation at September 30, 2018, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to BayCom Corp’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(b)       Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2018, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, the Company occasionally becomes involved in various legal proceedings. In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s prospectus dated May 4, 2018, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4) on May 4, 2018. As of September 30, 2018, the risk factors of the Company have not changed materially from those disclosed in the prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.
(c)	Not applicable.

Item 3. Defaults of Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

2.1	Agreement and Plan of Merger, between BayCom Corp, BC Merger Company, United Business Bank, Bethlehem Financial Corporation, and MyBank dated as of August 10, 2018.(1)
2.2	Agreement and Plan of Reorganization and Merger, between BayCom Corp, Bay Commercial Bank, First ULB Corp. and United Business Bank, FSB dated as of December 14, 2016.(2)
2.3	Agreement and Plan of Merger, between BayCom Corp, Bay United Business Bank, and Plaza Bank dated as of June 26, 2017.(2)
3.1	Articles of Incorporation of BayCom Corp.(2)
3.2	Amended and Restated Bylaws of BayCom Corp. (2)
4.1	Form of common stock certificate of BayCom Corp.(2)
10.1	Amended and Restated Employment Agreement, dated February 22, 2018, among BayCom Corp, United Business Bank and George Guarini.(2)
10.2	Amended and Restated Employment Agreement, dated February 22, 2018, among BayCom Corp, United Business Bank and Janet King.(21)
10.3	Amended and Restated Employment Agreement, dated February 22, 2018, among BayCom Corp, United Business Bank and Keary Colwell.(2)
10.4	Amended and Restated Executive Supplemental Compensation Agreement, dated February 20, 2018, between United Business Bank and George J. Guarini.(2)
10.5	Amended and Restated Executive Supplemental Compensation Agreement, dated February 20, 2018, between United Business Bank and Janet King.(2)
10.6	Amended and Restated Executive Supplemental Compensation Agreement, dated February 20, 2018, between United Business Bank and Keary Colwell.(2)
10.7	Amended and Restated Joint Beneficiary Agreement between United Business Bank and George Guarini.(2)
10.8	Bay Commercial Bank 2014 Equity Incentive Plan.(2)
10.9	Form of Restricted Stock Award Agreement under the Bay Commercial Bank 2014 Equity Incentive Plan.(2)
10.10	BayCom Corp Amended and Restated 2017 Omnibus Equity Incentive Plan.(2)
10.11	Form of Restricted Stock Award Agreement under the BayCom Corp Amended and Restated 2017 Omnibus Equity Incentive Plan.(2)
10.12	Form of Non-Qualified Stock Option Agreement under the BayCom Corp Amended and Restated 2017 Omnibus Equity Incentive Plan.(2)
10.13	Form of Incentive Stock Option Agreement under the BayCom Corp Amended and Restated 2017 Omnibus Equity Incentive Plan.(2)
10.14	Form of Restricted Stock Unit Agreement under the BayCom Corp Amended and Restated 2017 Omnibus Equity Incentive Plan.(2)
10.15	Joint Beneficiary Agreement between United Business Bank and Janet King.(2)
10.16	Joint Beneficiary Agreement between United Business Bank and Keary Colwell.(2)
10.17	Joint Beneficiary Agreement between United Business Bank and Mary Therese Curley.(3)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets; (2) Condensed Consolidated Statements of Income; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Changes in Shareholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

(1)	Incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on August 13, 2018 (File No. 001-38483).

(2)	Incorporated herein by reference to the Registration Statement on Form S-1 filed on April 11, 2018 (File No. 333-224236).

(3)	Incorporated herein by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the ended June 30, 2018, filed on August 14, 2018 (File No. 001-38433).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BAYCOM CORP
Registrant

Date: November 9, 2018	By:	/s/ George Guarini
George Guarini
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2018	By:	/s/ Keary Colwell
Keary Colwell
Senior Executive Vice President
Chief Financial Officer and Chief Administrative Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

