Form 10-K
period 2018-12-31
BayCom Corp
filed 2019-03-19
CIK 1730984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018
or
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
Commission File Number: 001-38483

BAYCOM CORP
(Exact name of registrant as specified in its charter)

California	37-1849111
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
500 Ygnacio Valley Road, Walnut Creek, California	94596
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (925) 476-1800
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, no par value per share	The Nasdaq Stock Market LLC
(Title of Each Class)	(Name of Each Exchange on Which Registered)
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) YES ☒ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of  “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒
Smaller reporting company	☐	Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒
The aggregate market value of the common stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant’s common stock as quoted on the NASDAQ Global Select Market on June 30, 2018, was $269.0 million (10,869,275 shares at $24.75 per share). For purposes of this calculation, common stock held by officers and directors of the registrant was included.
As of March 12, 2019, the registrant had 10,891,564 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: None.

BAYCOM CORP
2018 ANNUAL REPORT ON FORM 10-K

As used throughout this report, the terms “we,” “our,” “us,” “BayCom,” or the “Company” refer to BayCom Corp and its consolidated subsidiary, United Business Bank, which we sometimes refer to as the “Bank,” unless the context otherwise requires.
i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain matters discussed in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to:
•
expected revenues, cost savings, synergies and other benefits from our recent merger with Bethlehem Financial Corporation (“BFC”) or our pending merger with Uniti Financial Corporation (the “Uniti Merger”) might not be realized within the expected time frames or at all and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected;

•
the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses;

•
changes in economic conditions in general and in California, Washington, and New Mexico;

•
changes in the levels of general interest rates and the relative differences between short and long-term interest rates, loan and deposit interest rates;

•
our net interest margin and funding sources;

•
fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas;

•
secondary market conditions for loans and our ability to sell loans in the secondary market;

•
results of examinations of us by regulatory authorities and the possibility that any such regulatory authority may, among other things, limit our business activities, require us to change our business mix, increase our allowance for loan and lease losses, write-down asset values or increase our capital levels, affect our ability to borrow funds or maintain or increase deposits;

•
risks related to our acquisition strategy, including our ability to identify future suitable acquisition candidates, exposure to potential asset and credit quality risks and unknown or contingent liabilities, the need for capital to finance such transactions, our ability to obtain required regulatory approvals and possible failures in realizing the anticipated benefits from acquisitions;

•
challenges arising from attempts to expand into new geographic markets, products, or services;

•
future goodwill impairment due to changes in our business, market conditions, or other factors;

•
legislative or regulatory changes that adversely affect our business including changes in banking, securities and tax law, and regulatory policies and principles, or the interpretation of regulatory capital or other rules, including changes related to Basel III;

•
the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the implementing regulations;

•
our ability to attract and retain deposits;

•
our ability to control operating costs and expenses;

•
the use of estimates in determining fair value of certain of our assets and liabilities, which estimates may prove to be incorrect and result in significant changes in valuation;

•
difficulties in reducing risk associated with the loans and securities on our balance sheet;

•
staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges;

•
the effectiveness of our risk management framework;

•
disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions, which could expose us to litigation or reputational harm;

•
an inability to keep pace with the rate of technological advances;

•
our ability to retain key members of our senior management team and our ability to attract, motivate and retain qualified personnel;

•
costs and effects of litigation, including settlements and judgments;

•
our ability to implement our business strategies and manage our growth;

•
liquidity issues, including our ability to borrow funds or raise additional capital, if necessary;

•
the loss of our large loan and deposit relationships;

•
increased competitive pressures among financial services companies;

•
changes in consumer spending, borrowing and savings habits;

•
the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;

•
adverse changes in the securities markets;

•
inability of key third-party providers to perform their obligations to us;

•
statements with respect to our intentions regarding disclosure and other changes resulting from the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”);

•
changes in accounting principles, policies or guidelines and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board;

•
other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and

•
the other risks detailed from time to time in our filings with the Securities and Exchange Commission (“SEC”).

In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur, and you should not put undue reliance on any forward-looking statements. We caution readers not to place undue reliance on any forward-looking statements. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to us. We do not undertake and specifically disclaim any obligation to revise any forward-looking statements included in this report or the reasons why actual results could differ from those contained in such statements, whether as a result of new information or to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for 2019 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of us and could negatively affect our consolidated financial condition and consolidated results of operations as well as our stock price performance.

PART I
Item 1. Business
The disclosures set forth in this item are qualified by “Item 1A. Risk Factors” below and the section captioned “Special Note Regarding Forward-Looking Statements” above and other cautionary statements set forth elsewhere in this report.
Overview
General.   BayCom is a bank holding company headquartered in Walnut Creek, California. BayCom’s wholly owned banking subsidiary, United Business Bank, provides a broad range of financial services to businesses and business owners as well as individuals through its network of 22 full service branches and one loan production office located in California, with a majority of our branches located in the San Francisco Bay Area, Seattle, Washington and Central New Mexico. The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relate primarily to the Bank.
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
As of December 31, 2018, we had, on a consolidated basis, total assets of  $1.5 billion, total deposits of $1.3 billion, total loans, including loans held for sale, of  $971.0 million (net of allowances) and total shareholders’ equity of  $200.8 million.
Our History and Growth.   In January 2017, the Company became the holding company for the Bank. The Bank commenced banking operations as Bay Commercial Bank in July 2004 and changed the name to United Business Bank in April 2017, following our acquisition of United Business Bank, FSB in April 2017.
The Bank was founded in March 2004 as California state chartered commercial bank, by a group of Walnut Creek business and community leaders, including George Guarini, who serves as our Chief Executive Officer. The severe economic recession beginning in 2008 and the ongoing consolidation in the banking industry created an opportunity for our management team and board to build an attractive commercial banking franchise and create long-term value for our shareholders by employing an acquisition strategy that focuses on opportunities that grow our product portfolio and expand the business geographically.
Since 2010, we have implemented our vision of becoming a strategic consolidator of community banks and a destination for seasoned bankers and business persons who share our entrepreneurial spirit. While not without risk, we believe there are certain advantages resulting from mergers and acquisitions. These advantages include, among others, the diversification of our loan portfolio with seasoned loans, the expansion of our market areas and an effective method to augment our growth and risk management infrastructure through the retention of local lending personnel and credit administration personnel to manage the client relationships of the banks being acquired.

We believe we have a successful track record of selectively acquiring, integrating and consolidating community banks. Since 2010, we have completed a series of six acquisitions with aggregate total assets of approximately $1.1 billion and total deposits of approximately $904.1 million. We have sought to integrate the banks we acquire into our existing operational platform and enhance shareholder value through the creation of efficiencies within the combined operations.
In April 2017, we completed our largest acquisition to date when we acquired First ULB Corp (“FULB”), the bank holding company for United Business Bank, FSB, headquartered in Oakland, California. This acquisition increased our deposits by approximately $428.0 million, consisting primarily of lower cost stable core deposits from a strong network of relationships with labor unions. At the time of acquisition, United Business Bank, FSB had total assets of approximately $473.1 million, which significantly increased our total asset size and provided us with nine full-service banking offices in Long Beach, Oakland, Sacramento, San Francisco, San Jose and Glendale, California; and Seattle, Washington and Albuquerque, New Mexico. This acquisition significantly increased our total asset size, expanded our geographic footprint and added low cost, stable deposits associated with a strong network of relationship with labor unions.
In November 2017, we acquired Plaza Bank, with one branch located in Seattle, Washington. At the time of the acquisition, Plaza Bank had total assets of approximately $75.8 million and deposits of $54.2 million.
In November 2018, we acquired Bethlehem Financial Corporation (“BFC”), the bank holding company for MyBank, headquartered in Belin, New Mexico, and paid a total of  $23.5 million in cash for all of the outstanding equity securities of BFC. MyBank operated through five branches serving Central New Mexico. At the time of acquisition, MyBank had approximately $157.8 million in total assets and $135.5 million in deposits.
Our Initial Public Offering.   We completed the underwritten initial public offering (“IPO”) of our common stock on May 8, 2018, where we sold an aggregate of 3,278,900 shares of our common stock at a price to the public of  $22.00 per share. Our common stock began trading on the NASDAQ Global Select Market on May 4, 2018 under the ticker symbol “BCML.”
Recent Developments.   On December 7, 2018, the Company entered into a definitive agreement with Uniti Financial Corporation (“Uniti”), the holding company for Uniti Bank. Pursuant to the merger agreement Uniti will merge with and into the Company, with the Company as the surviving corporation in the merger. Immediately after the merger, Uniti Bank, a California state-chartered bank and wholly owned subsidiary, will merge with and into the Bank, with the Bank as the surviving bank. The transaction was unanimously approved and adopted by the Board of Directors of each company and is expected to be completed in the second calendar quarter of 2019, subject to customary closing conditions and approval of Uniti’s shareholders.
Under the terms of the merger agreement, holders of Uniti common stock will receive (i) $2.30 in cash and (ii) 0.07234 shares of Company common stock for each share of Uniti common stock. The aggregate transaction consideration is valued at approximately $63.9 million in aggregate based on the closing price of our common stock of  $23.39 on December 7, 2018. The total value of the transaction consideration will fluctuate until closing based on the value of the Company’s stock price. Upon consummation of the transaction, the shareholders of Uniti will own approximately 9.3% of the Company. At December 31, 2018, Uniti had approximately $345.8 million in total assets, $267.4 million in total loans, $295.9 million in total deposits and $47.7 million in stockholders’ equity.
Our Markets
We target our services to small and medium-sized businesses, professional firms, real estate professionals, nonprofit businesses, labor unions and related nonprofit entities and businesses and individual consumers within California, Seattle, Washington and Central New Mexico. We generally lend in markets where we have a physical presence through our branch offices. We operate primarily in the San Francisco-Oakland-Hayward, California Metropolitan Statistical Area (“MSA”) with additional operations in the Los Angeles-Long Beach-Anaheim, California MSA, with Northern California responsible for 66.5% and Southern California responsible for 11.3% of our loan portfolio as of December 31, 2018.

A majority of our branches are located in the San Francisco Bay Area which includes the counties of Alameda, Contra Costa, Marin, Napa, San Francisco, San Mateo, Santa Clara, Solano, and Sonoma, California. The greater San Francisco Bay Area contains two significant MSAs — the San Francisco-Oakland-Hayward MSA and the San Jose-Sunnyvale-Santa Clara MSA. With a population of approximately 4.7 million, the San Francisco-Oakland-Hayward MSA represents the second most populous area in California and the twelfth largest in the United States. In addition to its current size, the market also demonstrates key characteristics we believe provide the opportunity for additional growth, including projected population growth of 5.9% through 2022 versus the national average of 3.7%, a median household income of  $88,685 versus a national average of  $57,462, and the third highest population density in the nation. The San Jose-Sunnyvale-Santa Clara MSA also demonstrates key characteristics that provide us growth opportunities, including a population of approximately 2.0 million, projected population growth of 6.0% through 2022, and a median household income of  $101,689.
We operate two branch offices and one loan production office in the Los Angeles-Long Beach-Anaheim California MSA. The greater Los Angeles area is one of the most significant business markets in the world and with an estimated gross domestic product of approximately $1 trillion, it would rank as the 16th largest economy in the world. The Los Angeles-Long Beach-Anaheim California MSA maintains a population of approximately 13.5 million, the most populous area in California and the second largest in the United States. We believe the market’s projected population growth of 4.2% through 2022, its median household income of  $64,343, large concentration of small and medium-sized businesses, and its highest population density in the nation position the area as an attractive market in which to expand operations.
We serve the Sacramento-Roseville-Arden-Arcade MSA through one branch office. With a population of approximately 2.3 million, the Sacramento-Roseville-Arden-Arcade MSA includes the city of Sacramento, the state capital of California. The population is projected to grow 5.1% through 2022 and the median household income is approximately $63,727. State and local government make up the largest employers, while transportation, health services, technology, agriculture and mining are important industries for the region.
We serve the Stockton-Lodi MSA in Central California though two branch offices. The market area has a population of approximately 740,596, which is projected to grow 5.4% through 2022, and a median household income of approximately $56,705. The area has a diverse industry mix, including agriculture, e-fulfillment centers, advanced manufacturing, data centers/call centers, and service industries.
We serve the Seattle-Tacoma-Bellevue MSA, which includes King County (which includes the city of Seattle), through two branch offices. King County has the largest population of any county in the state of Washington, covers approximately 2,100 square miles, and is located on Puget Sound. It had approximately 2.2 million residents, which is projected to grow 7.5% through 2022, and a median household income of approximately $81,089. King County has a diversified economic base with many employers from various industries including shipping and transportation (Port of Seattle, Paccar, Inc. and Expeditors International of Washington, Inc.), retail (Amazon.com, Inc., Starbucks Corp. and Nordstrom, Inc.) aerospace (the Boeing Company) and computer technology (Microsoft Corp.) and biotech industries.
We serve the Albuquerque MSA, in Central New Mexico the most populous city in the state of New Mexico through six branch offices we recently acquired from FULB and BFC. The Albuquerque MSA has a population of approximately 911,171, ranking it as the 60th MSA in the country. The Albuquerque MSA population is projected to grow approximately 1.7% through 2022, and its median household income is approximately $50,192. Top industries in Albuquerque include aerospace and defense (Honeywell), energy technology including solar energy (SCHOTT Solar), and semiconductor and computer chip manufacturing (Intel Corp). In addition, the MyBank acquisition provided five branch offices in the Central New Mexico area.
Lending
We provide a comprehensive suite of financial solutions that competes with large, national competitors, but with the personalized attention and nimbleness of a relationship-focused community bank. We provide our commercial clients with a diverse array of cash management services.

A general description of the range of commercial banking products and other services we offer follows.
Lending Activities.   We offer a full range of lending products, including commercial and multi-family real estate loans (including owner-occupied and investor real estate loans), commercial and industrial loans (including equipment loans and working capital lines of credit), U.S. Small Business Administration (“SBA”) loans, construction and land loans, agriculture-related loans and consumer loans. Our preference is for owner-occupied real estate and commercial and industrial loans. We also offer consumer loans predominantly as an accommodation to our commercial clients, which include installment loans, unsecured and secured personal lines of credit, and overdraft protection. Lending activities originate from the relationships and efforts of our bankers. We are a preferred lender under the SBA loan program.
We may periodically purchase whole loans and loan participation interests or participate in syndicates originating new loans, including shared national credits, primarily during periods of reduced loan demand in our primary market areas and at times to support our Community Reinvestment Act lending activities. Any such purchases or loan participations are made generally consistent with our underwriting standards; however, the loans may be located outside of our normal lending areas. During the years ended December 31, 2018 and 2017, we purchased $15.0 million and $5.8 million, respectively, of loans and loan participation interests, principally commercial and industrial and multi-family real estate loans.
We are a business-focused community bank, serving small and medium-sized businesses, trade unions and their related businesses, entrepreneurs and professionals located in our markets. We do not target any specific industries or business segments, rather we look to the quality of the client relationship. We attempt to differentiate ourselves by having an attentive and focused approach to our clients and utilizing, to the fullest extent possible, the flexibility that results from being an independently owned and operated bank. We focus on establishing and building strong financial relationships with our clients, using a trusted advisor and relationship approach. We emphasize personalized “relationship banking,” where the relationship is predicated on ongoing client contact, client access to decision makers, and our understanding of the clients’ business, market and competition which allows us to better meet the needs of our clients.
At December 31, 2018, we had net loans, excluding loans held for sale, of  $970.2 million, representing 65.6% of our total assets. For additional information concerning our loan portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Financial Condition at December 31, 2018 and 2017 — Loans”, contained in this report.
Concentrations of Credit Risk.   Most of our lending is conducted with businesses and individuals in the San Francisco Bay Area. Our loan portfolio consists primarily of commercial real estate loans, including multi-family and construction loans, which totaled $749.3 million and constituted 76.8% of total loans as of December 31, 2018. Commercial and industrial loans totaled $121.9 million and constituted 12.5% of total loans as of December 31, 2018. Our commercial real estate loans are generally secured by first liens on real property. The commercial and industrial loans are typically secured by general business assets, accounts receivable inventory and/or the corporate guaranty of the borrower and personal guaranty of its principals. The geographic concentration of our loans subjects our business to the general economic conditions within California, Washington and New Mexico. The risks created by such concentrations have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover probable incurred losses in our loan portfolio as of December 31, 2018.
Comprehensive risk management practices and appropriate capital levels are essential elements of a sound commercial real estate lending program. A concentration in commercial real estate adds a dimension of risk that compounds the risk inherent in individual loans. Interagency bank guidance on commercial real estate concentrations describe sound risk management practices which include board and management oversight, portfolio management, management information systems, market analysis, portfolio stress testing and sensitivity analysis, credit underwriting standards and credit risk review functions. Management believes it has implemented these practices in order to monitor the commercial real estate concentrations in our loan portfolio.
Large Credit Relationships.   As of December 31, 2018, the aggregate amount of loans to our 10 and 25 largest borrowers (including related entities) amounted to approximately $151.3 million, or 14.1% of total loans, and $178.5 million, or 18.3% of total loans, respectively. The table below shows our five largest borrowing relationships as of December 31, 2018 in descending order. Each of the loans in these borrowing relationships is currently performing in accordance with the loan repayment terms as of December 31, 2018.
Borrower Type	Number of loans	Loan Type				Total
		Commercial & Industrial	CRE Owner Occupied	CRE Non-Owner Occupied	Construction
	(Dollars in thousands)
Commercial real estate investor	4	$—	$9,231	$14,923	$—	$24,154
Commercial real estate investor	3	—	—	15,256	8,131	23,387
Commercial real estate investor	11	4,450	11,253	5,543	—	21,246
Commercial real estate investor	5	—	—	12,208	—	12,208
Commercial real estate investor	1	—	—	12,087	—	12,087
Total	24	$4,450	$20,484	$60,017	$8,131	$93,082

See also “Risk Factors — Risks Related to Our Business — Our high concentration of large loans to certain borrowers may increase our credit risk.”
Loan Underwriting and Approval.   Historically, we believe we have made sound, high quality loans, while recognizing that lending money involves a degree of business risk. Our current loan origination activities are governed by established policies and procedures intended to mitigate the risks inherent to the types of collateral and borrowers financed by us. These policies provide a general framework for our loan origination, monitoring and funding activities, while recognizing that not all risks can be anticipated. Our Board of Directors delegates loan approval authority up to board-approved limits to our Director Loan Committee, which is comprised of members of our Board of Directors. Any loans in excess of that limit require approval of the entire Board of Directors. Our Board of Directors also delegates limited individual lending authority up to $2.0 million to our Chief Executive Officer, Chief Credit Officer, and the Director of Labor Service Division, and up to $500,000 to our Chief Credit Administrator, and, on a further limited basis, to selected credit relationship managers and lending officers in each of our target markets up to $50,000. When the total relationship exceeds an individual’s loan authority, a higher authority is required. The objective of our approval process is to provide a disciplined, collaborative approach to larger credits while maintaining responsiveness to client needs.
Loan decisions are documented as to the borrower’s business, purpose of the loan, evaluation of repayment source and the associated risks, evaluation of collateral, covenants and monitoring requirements, and the risk rating rationale. Our strategy for approving or disapproving loans is to follow our loan policies and underwriting practices, on a consistent basis, which include:
•
maintaining close relationships among our clients and their designated bankers, to ensure ongoing credit monitoring and loan servicing;

•
granting credit on a sound basis, with full knowledge of the purpose and source of repayment for such credit;

•
ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the loan;

•
developing and maintaining targeted levels of diversification for our loan portfolio as a whole and for loans within each category; and

•
ensuring that each loan is properly documented and that any insurance coverage requirements are satisfied.

Managing credit risk is an enterprise-wide process. The principal economic risk associated with each category of loans that we make is the creditworthiness of the borrower and the value of the underlying collateral, if any. Borrower creditworthiness is affected by general economic conditions and the strength of the relevant business market segment. We assess the lending risks, economic conditions and other relevant factors related to the quality of our loan portfolio in order to identify possible credit quality risks. Our strategy for credit risk management includes well-defined, centralized credit policies, uniform underwriting criteria and ongoing risk monitoring and review processes for all credit exposures. Our processes emphasize early-stage review of loans, regular credit evaluations and management reviews of loans, which supplement the ongoing and proactive credit monitoring and loan servicing provided by our bankers. Our Chief Credit Officer provides Company-wide credit oversight and periodically reviews all credit risk portfolios to ensure that the risk identification processes are functioning properly and that our credit standards are followed. In addition, a third-party loan review is performed to assist in the identification of problem assets and to confirm our internal risk rating of loans. These credit review consultants review a sample of loans periodically and report the results of their findings to the Audit Committee of the Bank’s Board of Directors. Results of loan reviews by consultants as well as examination of the loan portfolio by state and federal regulators are also considered by management and the board in determining the level of the allowance for loan losses. We attempt to identify potential problem loans early in an effort to seek aggressive resolution of these situations before the loans become a loss, record any necessary charge-offs promptly and maintain adequate allowance levels for probable loan losses inherent in the loan portfolio.
Our loan policies generally include other underwriting guidelines for loans collateralized by real estate. These underwriting standards are designed to determine the maximum loan amount that a borrower has the capacity to repay based upon the type of collateral securing the loan and the borrower’s income. Such loan policies include maximum amortization schedules loan to value and other loan terms for each category of loans collateralized by liens on real estate.
In addition, our loan policies provide the following:
•
guidelines for personal guarantees

•
an environmental review

•
loans to employees, executive officers and directors

•
problem loan identification

•
maintenance of an adequate allowance for loan losses

•
other matters relating to lending practices

General economic factors affecting a borrower’s ability to repay include interest, inflation and unemployment rates, as well as other factors affecting a borrower’s clients, suppliers and employees. The well-established financial institutions in our primary markets make proportionately more loans to medium-to-large-sized businesses than we originate. Many of our commercial loans are, or will likely be, made to small-to-medium-sized businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers.
Lending Limits.   Our lending activities are subject to a variety of lending limits imposed by federal and state law. In general, we are subject to a legal lending limit on loans to a single borrower based on the Bank’s capital level. The dollar amounts of our lending limit increases or decreases as the Bank’s capital increases or decreases. We are able to sell participations in its larger loans to other financial institutions, which allows us to manage the risk involved in these loans and to meet the lending needs of its clients requiring extensions of credit in excess of these limits.
Legal lending limits are calculated in conformance with California law, which prohibits a bank from lending to any one individual or entity or its related interests on an unsecured basis any amount that exceeds 15 percent of the sum of such bank’s shareholders’ equity plus the allowance for loan losses, capital notes and any debentures, plus an additional 10 percent for loans on a secured basis. At December 31, 2018, our authorized legal lending limit for loans to one borrower was $22.9 million for unsecured loans and $38.1 million for specific secured loans. Currently, we maintain an in-house limit of  $8.7 million for unsecured loans and $14.5 million for secured loans. At December 31, 2018, there were no loans to one individual or entity or related interests that exceeded these internal limits. We have strict policies and procedures in place for the establishment of limits with respect to specific products and businesses, and evaluating exceptions to the internal limits for individual relationships.

Our loan policies provide general guidelines for loan-to-value ratios that restrict the size of loans to a maximum percentage of the value of the collateral securing the loans, which varies by the type of collateral. Our internal loan-to-value limitations follow limits established by applicable law. Exceptions to our policies are allowed only with the prior approval of the Board of Directors and if the borrower exhibits financial strength or sufficient, measurable compensating factors exist after consideration of the loan-to-value ratio, borrower’s financial condition, net worth, credit history, earnings capacity, installment obligations, and current payment history.
Loan Types.   We provide a variety of loans to meet our clients’ needs. The real estate portion of our loan portfolio is comprised of the following: mortgage loans secured typically by commercial and multi-family properties; mortgages and revolving lines of credit secured by equity in residential properties; and construction and land loans. At December 31, 2018, we held $852.0 million in loans secured by real estate, representing 87.3% of total loans receivable, and had undisbursed construction and land commitments of  $17.5 million. The types of our loans are described below:
Commercial Real Estate Loans.   Our commercial real estate loans include loans secured by office buildings, retail facilities, hotels, gas stations, convalescent facilities, industrial use buildings, restaurants and multi-family properties. At December 31, 2018, our commercial real estate loan portfolio totaled $702.0 million, or 71.9% of our total loan portfolio (excluding loans held for sale).
Our commercial real estate loans may be owner occupied or non-owner occupied. As of December 31, 2018, our commercial real estate loans, excluding loans secured by multi-family properties, consisted of $272.7 million of owner occupied commercial real estate loans, or 27.9% of the total loan portfolio, and $312.1 million of non-owner occupied commercial real estate loans, or 32.0% of the total loan portfolio.
Commercial real estate secured loans generally carry higher interest rates and have shorter terms than one-to-four family residential real estate loans. Commercial real estate lending typically involves higher loan principal amounts and the repayment of the loan is dependent, in large part, on sufficient income from the properties securing the loans, to cover operating expenses and debt service. We require our commercial real estate loans to be secured by a property with adequate margins and generally obtain a guarantee from responsible parties. Our commercial real estate loans generally are collateralized by first liens on real estate, have interest rates which may be fixed for three to five years, or adjust annually. Commercial real estate loan terms generally are limited to 15 years or less, although payments may be structured on a longer amortization basis up to 20 years with balloon payments or rate adjustments due at the end of three to seven years. We generally charge an origination fee for our services.
Payments on loans secured by such properties are often dependent on the successful operation (in the case of owner occupied real estate) or management (in the case of non-owner occupied real estate) of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy, to a greater extent than other types of loans. Commercial real estate loans are underwritten primarily using a cash flow analysis and secondarily as loans secured by real estate. In underwriting commercial real estate loans, we seek to minimize risks in a variety of ways, including giving careful consideration to the property’s age, condition, operating history, future operating projections, current and projected market rental rates, vacancy rates, location and physical condition. The underwriting analysis also may include credit verification, reviews of appraisals, environmental hazards or reports, the borrower’s liquidity and leverage, management experience of the owners or principals, economic condition, industry trends and any guarantees, including SBA loan guarantees. At December 31, 2018, $48.1 million of our commercial real estate loans had SBA guarantees. We generally require personal guarantees from the principal owners of the property supported by a review by our management of the principal owners’ personal financial statements. We attempt to limit our risk by analyzing the borrowers’ cash flow and collateral value on an ongoing basis and by an annual review of rent rolls and financial statements. The loan-to-value ratio as established by an independent appraisal typically will not exceed 80% at loan origination and is lower in most cases. At December 31, 2018, the average loan size in our commercial real estate portfolio was approximately $973,000 with a weighted average loan-to-value ratio of 57.2%.
Agriculture is a major industry in the Central Valley of California, one of our lending markets. We make agricultural real estate secured loans to borrowers with a strong capital base, sufficient management depth, proven ability to operate through agricultural cycles, reliable cash flows and adequate financial reporting. Generally, our agricultural real estate secured loans amortize over periods of 20 years or less and the typical loan-to-value ratio will not exceed 80% at loan origination, although actual loan-to-value ratios are typically lower. Payments on agricultural real estate secured loans depend, to a large degree, on the results of operations of the related farm entity. The repayment is also subject to other economic and weather conditions, as well as market prices for agricultural products, which can be highly volatile. Among the more common risks involved in agricultural lending, are weather conditions, disease, water availability and water distribution rights, which can be mitigated through multi-peril crop insurance. Commodity prices also present a risk, which may be managed by the use of set price contracts. As part of our underwriting, the borrower is required to obtain multi-peril crop insurance. Normally, in making agricultural real estate secured loans, our required beginning and projected operating margins provide for reasonable reserves to offset unexpected yield and price deficiencies. We also consider management succession, life insurance and business continuation plans when evaluating agricultural real estate secured loans. At December 31, 2018, our agricultural real estate secured loans, totaled $16.7 million, or 1.7% of our loan portfolio.
The following table presents a breakdown of our commercial real estate loan portfolio at the dates indicated:
	December 31, 2018		December 31, 2017
	Amount	% of Total in Category	Amount	% of Total in Category
	(Dollars in thousands)
Retail	$92,897	13.2%	$74,380	11.1%
Multifamily residential	117,181	16.7%	118,128	17.7%
Hotel/motel	92,647	13.2%	95,295	14.2%
Office	103,500	14.7%	99,187	14.8%
Gas station	65,093	9.3%	69,241	10.3%
Convalescent facility	33,181	4.7%	31,419	4.7%
Industrial	76,833	10.9%	60,751	9.1%
Restaurants	29,749	4.2%	21,438	3.2%
Agricultural real estate	16,749	2.4%	17,037	2.5%
Other	74,153	10.7%	82,274	12.4%
Total loans	$701,983	100.0%	$669,150	100.0%

We currently target individual commercial real estate loans between $1.0 million and $5.0 million. As of December 31, 2018, the largest commercial real estate loan had a net outstanding balance of $13.0 million, and was secured by a first deed of trust on a retail strip center located in Sacramento, California. The largest commercial real estate loan secured by multifamily property as of December 31, 2018, was a 12-unit apartment complex with a net outstanding principal balance of  $12.0 million, located in San Francisco, California. Both of these loans were performing according to their respective loan repayment terms as of December 31, 2018.
Construction and Land Loans.   We make loans to finance the construction of residential and non-residential properties. Construction loans include loans for owner occupied single-family homes and commercial projects (such as multi-family housing, industrial, office and retail centers). These loans generally are collateralized by first liens on real estate and typically have a term of less than one year, floating interest rates and commitment fees. Construction loans are typically made to builders/developers that have an established record of successful project completion and loan repayment. We conduct periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans, based on the percentage of completion. Underwriting guidelines for our construction loans are similar to those described above for our commercial real estate lending. Our construction loans have terms that typically range from six months to two years, depending on factors such as the type and size of the development and the financial strength of the borrower/guarantor. Construction loans are typically structured with an interest-only period during the construction phase. Construction loans are underwritten to either mature, or transition to a traditional amortizing loan at the completion of the construction phase. The loan-to-value ratio on our construction loans, as established by independent appraisal, typically will not exceed 80% at loan origination, and is lower in most cases. At December 31, 2018, we had $47.3 million in construction and land loans outstanding, representing 4.8% of the total loan portfolio, with $17.5 million in undisbursed commitments. The average loan size in our construction loan portfolio was approximately $507,000 at December 31, 2018, with a weighted average loan-to-value ratio of 50.7%.
On a more limited basis, we also make land loans to developers, builders and individuals, to finance the commercial development of improved lots or unimproved land. In making land loans, we follow underwriting policies and disbursement and monitoring procedures similar to those for construction loans. The initial term on land loans is typically one to three years with monthly interest-only payments.
Construction and land loans generally involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the project is of uncertain value prior to its completion. Because of uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan-to-value ratio. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds, with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If we are forced to foreclose on a project prior to completion, there is no assurance that we will be able to recover the entire unpaid portion of the loan. In addition, we may be required to fund additional amounts to complete a project, and it may be necessary to hold the property for an indeterminate period of time subject to the regulatory limitations imposed by local, state or federal laws. Loans on land under development or held for future construction also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral.
One-to-Four Family Residential Loans.   We do not originate owner-occupied one-to-four family residential real estate loans. Our one-to-four family real estate loans were either acquired through our mergers with other financial institutions or by purchases of whole loan pools with servicing retained. Generally, these loans were originated to meet the requirements of Fannie Mae, Freddie Mac, Federal Housing Administration, U.S. Department of Veterans Affairs and jumbo loans for sale in the secondary market to investors. Our one-to-four family loans do not allow for interest-only payments, nor negative amortization of principal, and carry allowable prepayment restrictions. At December 31, 2018, our one-to-four family loan portfolio, including home equity loans and lines of credit, totaled $102.7 million or 10.5% of the total loan portfolio.
We do originate a limited amount of home equity loans and home equity lines of credit. Home equity loans and home equity lines of credit generally may have a loan-to-value of up 80% at the time origination when combined with the first mortgage. The majority of these loans are secured by a first or second mortgage on residential property. Home equity lines of credit allow for a 10 year draw period, with a 10 year repayment period, and the interest rate is generally tied to the prime rate as published by the Wall Street Journal and may include a margin. Home equity loans generally have ten year maturities based on a 30 year amortization. We retain a valid lien on the real estate, obtain a title insurance policy that insures that the property is free from encumbrances and require hazard insurance. At December 31, 2018, home equity loans and lines of credit totaled $15.1 million or 1.6% of the total loan portfolio, of which $2.6 million were secured by junior liens. Unfunded commitments on home equity lines of credit at December 31, 2018, totaled $8.6 million.
Commercial and Industrial Loans.   We make commercial and industrial loans, including commercial lines of credit, working capital loans, term loans, equipment financing, acquisition, expansion and development loans, SBA loans, letters of credit and other loan products, primarily in our target markets, which are underwritten on the basis of the borrower’s ability to service the debt from operating income. We take as collateral, a lien on general business assets, including, among other things, real estate, accounts receivable, inventory and equipment, and generally obtain a personal guaranty of the borrower or principal. Our operating lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans are typically reviewed annually. The terms of our commercial and industrial loans vary by purpose and by type of underlying collateral. We typically make equipment loans for a term of five years or less at fixed or adjustable rates, with the loan fully amortized over the term. Loans to support working capital typically have terms not exceeding one year and are usually secured by accounts receivable, inventory and personal guarantees of the principals of the business. The interest rates charged on loans vary with the degree of risk and loan amount and are further subject to competitive pressures, money market rates, the availability of funds and government regulations. For loans secured by accounts receivable and inventory, principal is typically repaid as the assets securing the loan are converted into cash (monitored on a monthly or more frequent basis as determined necessary in the underwriting process), and for loans secured with other types of collateral, principal is typically due at maturity. Terms greater than five years may be appropriate in some circumstances, based upon the useful life of the underlying asset being financed or if some form of credit enhancement, such as an SBA guarantee is obtained. These programs have a further benefit to us in terms of liquidity and potential fee income, since there is an active secondary market which will purchase the guaranteed portion of these loans at a premium. At December 31, 2018, we had commercial and industrial loans of  $121.9 million or 12.5% of the total loan portfolio.
We also make agricultural operating loans, including loans to finance the purchase of machinery, equipment and breeding stock; seasonal crop operating loans used to fund the borrower’s crop production operating expenses; and livestock operating and revolving loans used to purchase livestock for resale and related livestock production expense. Agricultural operating loans are generally originated at an adjustable-or fixed-rate of interest and generally for a term of up to seven years. In the case of agricultural operating loans secured by breeding livestock and/or farm equipment, such loans are originated at fixed rates of interest for a term of up to five years. We typically originate agricultural operating loans on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s agricultural business. As a result, the availability of funds for the repayment of agricultural operating loans may be substantially dependent on the success of the business itself and the general economic environment. A significant number of agricultural borrowers with these types of loans may qualify for relief under a chapter of the U.S. Bankruptcy Code that is designed specifically for the reorganization of financial obligations of family farmers and which provides certain preferential procedures to agricultural borrowers compared to traditional bankruptcy proceedings pursuant to other chapters of the U.S. Bankruptcy Code. As of December 31, 2018, we had agricultural operating loans of  $7.2 million or 0.7% of the total loan portfolio.
In general, commercial and industrial loans may involve increased credit risk; therefore, typically yield a higher return. The increased risk in commercial and industrial loans derives from the expectation that such loans generally are serviced principally from the operations of the business, and those operations may not be successful. Any interruption or discontinuance of operating cash flows from the business, which may be influenced by events not under the control of the borrower such as economic events and changes in governmental regulations, could materially affect the ability of the borrower to repay the loan. In addition, the collateral securing commercial and industrial loans generally includes moveable property such as equipment and inventory, which may decline in value more rapidly than we anticipate, exposing us to increased credit risk. As a result of these additional complexities, variables and risks, commercial and industrial loans require extensive underwriting and servicing.
Consumer Loans.   We generally make consumer loans as an accommodation to our clients on a case by case basis. These loans represent a small portion of our overall loan portfolio. However, these loans are important in terms of servicing our client’s needs. We make a variety of loans to individuals for personal and household purposes, including secured and unsecured term loans. Consumer loans are underwritten based on the individual borrower’s income, current debt level, past credit history and the value of any available collateral. The terms of consumer loans vary considerably based upon the loan type, nature of collateral and size of the loan. Consumer loans entail greater risk than do residential real estate loans because they may be unsecured or, if secured, the value of the collateral, such as an automobile or boat, may be more difficult to assess and more likely to decrease in value than real estate. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often will not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans. As of December 31, 2018, consumer loans totaled approximately $1.8 million or 0.2% of the Company’s total loan portfolio.
For additional information concerning our loan portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Financial Condition at December 31, 2018 and 2017 — Loans”, contained in this report.
Sources of Funds
Deposits.   Our lending and investing activities are primarily funded by deposits. We offer a variety of deposit accounts with a wide range of interest rates and terms including demand, savings, money market and time deposits with the goal of attracting a wide variety of clients. We solicit these accounts from individuals, small to medium sized businesses, trade unions and their related businesses, associations, organizations and government authorities. Our transaction accounts and time certificates are tailored to the principal market area at rates competitive with those offered in the area. We employ client acquisition strategies to generate new account and deposit growth, such as client referral incentives, search engine optimization, targeted direct mail and email campaigns, in addition to conventional marketing initiatives and advertising. While we do not actively solicit wholesale deposits for funding purposes and do not partner with deposit brokers, we do participate in the Certificate of Deposit Account Registry Service (“CDARS”) service via Promontory Interfinancial Network an as option for our clients to place funds. Our goal is to cross-sell our deposit products to our loan clients.
We also offer convenience-related services, including banking by appointment (before or after normal business hours on weekdays and on weekends), online banking services, access to a national automated teller machine network, extended drive-through hours, remote deposit capture, and courier service so that clients’ deposit and other banking needs may be served without the client having to make a trip to the branch. Our full suite of online banking solutions including access to account balances, online transfers, online bill payment and electronic delivery of client statements, mobile banking solutions for iPhone and Android phones, including remote check deposit with mobile bill pay. We offer debit cards with no ATM surcharges or foreign ATM fees for checking clients, plus night depository, direct deposit, cashier’s and travelers checks and letters of credit, as well as treasury management services, wire transfer services and automated clearing house (“ACH”) services.
We have implemented deposit gathering strategies and tactics which have enabled us to attract and retain deposits utilizing technology to deliver high quality commercial depository (treasury management) services (e.g. remote deposit capture lock box, electronic bill payments wire transfers, direct deposits and automatic transfers) in addition to the traditional generation of deposit relationships performed in conjunction with our lending activities. We offer a wide array of commercial treasury management services designed to be competitive with banks of all sizes. Treasury management services include balance reporting (including current day and previous day activity), transfers between accounts, wire transfer initiation, ACH origination and stop payments. Cash management deposit products consist of lockbox, remote deposit capture, positive pay, reverse positive pay, account reconciliation services, zero balance accounts and sweep accounts including loan sweep.
We provide an avenue for large depositors to maintain full insurance coverage by the Federal Deposit Insurance Corporation (the “FDIC”) for all deposits up to $50.0 million. Under an agreement with Promontory International Financial Network, we participate in the CDARS and the Insured Cash Sweep (ICS) money market product. These are deposit-matching programs which distribute excess balances on deposit with us across other participating banks. In return, those participating financial institutions place their excess client deposits with us in a reciprocal amount. These products are designed to enhance our ability to attract and retain clients and increase deposits by providing additional FDIC insurance for large deposits. We also participate in the ICS One-Way Sell program, which allows us to buy cost effective wholesale funding on customizable terms. At December 31, 2018, we had $32.4 million in reciprocal CDARS and $117.6 million in one-way CDARS and ICS deposits.
Additionally, we offer escrow services on commercial transactions and facilitate tax-deferred commercial exchanges through the Bank’s division, BES. This affords us a low cost core deposit base. These deposits fluctuate as the sellers of the real estate have up to nine months to invest in replacement real estate to defer the income tax on the property sold. Deposits related to BES totaled $25.2 million at December 31, 2018.
We also from time to time, bid for and accept deposits from public entities in our markets.
For additional information concerning our deposits, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Financial Condition at December 31, 2018 and 2017 — Deposits” contained in this report.
Borrowings.   Although deposits are our primary source of funds, we may from time to time utilize borrowings as a cost-effective source of funds when they can be invested at a positive interest rate spread, for additional capacity to fund loan demand, or to meet our asset/liability management goals. We are a member of and may obtain advances from the FHLB of San Francisco, which is part of the Federal Home Loan Bank System. The eleven regional Federal Home Loan Banks provide a central credit facility for their member institutions. These advances are provided upon the security of certain mortgage loans and mortgage-backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. In addition to FHLB advances, we may also utilize Fed Funds purchased from correspondent banks as a source of short-term funding. At December 31, 2018, we had the ability to borrow up to $369.4 million from the FHLB and $55.0 million available under our Fed Funds lines, none of which was outstanding.
At December 31, 2018, we had $8.2 million aggregate principal (net of mark-to-market adjustments) of junior subordinated debentures issued in connection with the sale of trust preferred securities by two statutory business trusts assumed in our acquisitions of BFC and FULB.
For additional information concerning our borrowings, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Financial Condition at December 31, 2018 and 2017 — Borrowings” contained in this report.
Investments
In addition to loans, we make other investments that conform to our investment policy as set by our Board of Directors. The primary objectives of our investment policy are to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements. As of December 31, 2018, our investment portfolio totaled $99.8 million, with an average yield of 2.9% and an estimated duration of approximately 3.4 years.
We employ professional investment advisory firms to assist in the management of our investment portfolio to enhance our yield and facilitate use of modeling and administration. While our investments are made by our Chief Financial Officer, our Bank’s Board of Directors and Asset/Liability Management Committee remain responsible for the regular review of our investment activities, the review and approval of our investment policy and ensuring compliance with our investment policy.
Our investment policy outlines investment type limitations, security mix parameters, authorization guidelines and risk management guidelines. The policy authorizes us to invest in a variety of investment securities, subject to various limitations. Our current investment portfolio consists of obligations of the U.S. Treasury and other U.S. government agencies or sponsored entities, including mortgage-backed securities, collateralized mortgage obligations and municipal securities.
For additional information concerning our investments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Financial Condition at December 31, 2018 and 2017 — Securities” contained in this report.
Supervision and Regulation
BayCom and United Business Bank are subject to significant regulation by federal and state laws and regulations, and the policies of applicable federal and state banking agencies. The following discussion of particular statutes and regulations affecting BayCom and United Business Bank is only a brief summary and does not purport to be complete. This discussion is qualified in its entirety by reference to such statutes and regulations. No assurance can be given that such statutes or regulations will not change in the future.

2018 Reforms
In May 2018 the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Economic Growth Act”), was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While the Economic Growth Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion.
The Economic Growth Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for depository institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8 and 10 percent. Any qualifying depository institution or its holding company that exceeds the “community bank leverage ratio” will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered to be “well capitalized” under the prompt corrective action rules.
The Economic Growth Act also expands the category of holding companies that may rely on the “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement” by raising the maximum amount of assets a qualifying holding company may have from $1.0 billion to $3.0 billion. A major effect of this change is to exclude such holding companies from the minimum capital requirements of the Dodd-Frank Act. In addition, the Economic Growth Act includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans.
It is difficult at this time to predict when or how any new standards under the Economic Growth Act will ultimately be applied to us or what specific impact the Economic Growth Act and the yet to be written implementing rules and regulations will have.
United Business Bank
General.   As a state-chartered, federally insured commercial bank, the Bank is subject to extensive regulation and must comply with various statutory and regulatory requirements, including prescribed minimum capital standards. As a California chartered bank, the Bank is subject to supervision, periodic examination, and regulation by the California Department of Business Oversight, Division of Financial Institutions (“DBO”) and by the Board of Governors of the Federal Reserve System (the “Federal Reserve,”) as its primary federal regulator. The Bank’s relationship with depositors and borrowers also is regulated to a great extent by both federal and state law, especially in such matters as the ownership of deposit accounts and the form and content of mortgage and other loan documents.
Federal and state banking laws and regulations govern all areas of the operation of the Bank, including reserves, loans, investments, deposits, capital, issuance of securities, payment of dividends and establishment of branches. Bank regulatory agencies also have the general authority to limit the dividends paid by insured banks and bank holding companies if such payments should be deemed to constitute an unsafe and unsound practice and in other circumstances. The Federal Reserve as the primary federal regulator of the Company and the Bank, and the DBO have the authority to impose penalties, initiate civil and administrative actions and take other steps intended to prevent banks from engaging in unsafe or unsound practices.
The laws and regulations affecting banks and bank holding companies changed significantly in connection with the Dodd-Frank Act. Among other changes, the Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”), as an independent bureau of the Federal Reserve. The CFPB assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. Any change in applicable laws, regulations, or regulatory policies may have a material effect on our business, operations, and prospects. We cannot predict the nature or the extent of the effects on our business and earnings that any fiscal or monetary policies or new federal or state legislation may have in the future.

State Regulation and Supervision.   As a California-chartered commercial bank with branches in the States of California, New Mexico and Washington, the Bank is subject not only to the applicable provisions of California law and regulations, but is also subject to applicable New Mexico and Washington law and regulations. These state laws and regulations govern the Bank’s ability to take deposits and pay interest thereon, make loans on or invest in residential and other real estate, make consumer loans, invest in securities, offer various banking services to its clients and establish branch offices.
Deposit Insurance.   The Deposit Insurance Fund of the FDIC insures deposit accounts of the Bank up to $250,000 per separately insured depositor. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions.
The Dodd-Frank Act requires the FDIC’s deposit insurance assessments be based on assets instead of deposits. The FDIC’s regulation specifies that the assessment base for a bank is equal to its total average consolidated assets less average tangible capital. During 2018 and currently, assessment rates range from 3 to 30 basis points for all institutions, subject to adjustments for unsecured debt issued by the institution, unsecured debt issued by other FDIC-insured institutions, and brokered deposits held by the institution. As required by the Dodd-Frank Act, the FDIC imposed a surcharge on institutions with assets of  $10 billion or more commencing on July 1, 2016 and ending when the reserve ratio reaches 1.35%, which the FDIC has announced occurred on September 30, 2018. When the reserve ratio reaches 1.38%, smaller institutions will receive credits for the portions of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.35%. Subject to certain limitations, the credits will apply to reduce regular assessments until exhausted.
Under the current rules, when the reserve ratio for the prior assessment period is equal to or greater than 2.0% and less than 2.5%, assessment rates will range from two basis points to 28 basis points, and when the reserve ratio for the prior assessment period is greater than 2.5%, assessment rates will range from one basis point to 25 basis points (in each case subject to adjustments as described above for current rates). No institution may pay a dividend if it is in default on its FDIC’s deposit insurance assessment.
The FDIC also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious risk to the Deposit Insurance Fund.
The FDIC may terminate the deposit insurance of any insured depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is not aware of any existing circumstances which would result in termination of the deposit insurance of the Bank.
Standards for Safety and Soundness.   The federal banking regulatory agencies have prescribed, by regulation, guidelines for all insured depository institutions relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, and compensation, fees and benefits. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions. Each insured depository institution must implement a comprehensive written information security program that includes administrative, technical, and physical safeguards appropriate to the institution’s size and complexity and the nature and scope of its activities. The information security program must be designed to ensure the security and confidentiality of client information, protect against any unanticipated threats or hazards to the security or integrity of such information, protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any client, and ensure the proper disposal of client and consumer information. Each insured depository institution must also develop and implement a risk-based response program to address incidents of unauthorized access to client information in client information systems. If the FDIC determines that an institution fails to meet any of these guidelines, it may require an institution to submit to the FDIC an acceptable plan to achieve compliance.

Capital Requirements.   Federally insured financial institutions, such as the Bank, are required to maintain a minimum level of regulatory capital. As discussed above, the Economic Growth Act raised the maximum amount of consolidated assets a qualifying holding company may have to $3.0 billion under the Federal Reserve’s “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement” pursuant to which the Company is generally not subject to the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank. The Federal Reserve made this change effective August 30, 2019. The Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations, discussed below. If the Company were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets at December 31, 2018, the Company would have exceeded all regulatory requirements.
The capital regulations adopted by the Federal Reserve effective January 1, 2015 (with some changes transitioned into full effectiveness over several years) establish minimum required ratios for common equity Tier 1 (“CET1”) capital, Tier 1 capital, and total capital and the leverage ratio; risk-weightings of certain assets and other items for purposes of the risk-based capital ratios, a required capital conservation buffer over the required capital ratios; and define what qualifies as capital for purposes of meeting the capital requirements. These regulations implement the regulatory capital reforms required by the Dodd-Frank Act and the “Basel III” requirements.
Under the capital regulations, the minimum capital ratios are: (1) a CET1 capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total risk-based capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio (the ratio of Tier 1 capital to average total consolidated assets) of 4.0%. CET1 generally consists of common stock, retained earnings, accumulated other comprehensive income (“AOCI”) unless an institution elects to exclude AOCI from regulatory capital, and certain minority interests (all of which are subject to applicable regulatory adjustments and deductions). Tier 1 capital generally consists of CET1 and noncumulative perpetual preferred stock. Tier 2 capital generally consists of other preferred stock and subordinated debt which meet certain conditions, plus an amount of the allowance for loan and lease losses up to 1.25% of assets. Total capital is the sum of Tier 1 and Tier 2 capital.
There have been a number of changes in what constitutes regulatory capital compared to the rules in effect prior to January 1, 2015, some of which are subject to transition periods. These changes include the phasing-out of certain instruments as qualifying capital and eliminate or significantly reduce the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital. Trust preferred securities issued by a company, with total consolidated assets of less than $15 billion before May 19, 2010 and treated as regulatory capital are grandfathered, but any such securities issued later are not eligible as regulatory capital under the new regulations. If an institution grows above $15 billion as a result of an acquisition, the trust preferred securities are excluded from Tier 1 capital and instead included in Tier 2 capital. Mortgage servicing assets and deferred tax assets over designated percentages of CET1 are deducted from capital. In addition, Tier 1 capital includes AOCI, which includes all unrealized gains and losses on available for sale debt and equity securities. However, because of our asset size, we were eligible to elect, and did elect, to permanently opt out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in our capital calculations.
For purposes of determining risk-based capital, assets and certain off-balance sheet items are risk-weighted from 0% to 1,250%, depending on the risk characteristics of the asset or item. The current regulations changed certain risk-weightings compared to the earlier capital rules, including a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans, and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; and a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital.
In addition to the minimum CET1, Tier 1, leverage ratio and total capital ratios, the capital regulations require a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. The new capital conservation buffer requirement was phased in beginning on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets was required, which amount increased each year by 0.625% to an amount greater than 2.5% on January 1, 2019.
To be considered “well capitalized,” a bank holding company must have, on a consolidated basis, a total risk-based capital ratio of 10.0% or greater and a Tier 1 risk-based capital ratio of 6.0% or greater and must not be subject to an individual order, directive or agreement under which the Federal Reserve requires it to maintain a specific capital level. To be considered “well capitalized,” a depository institution must have a Tier 1 risk-based capital ratio of at least 8.0%, a total risk-based capital ratio of at least 10.0%, a CET1 capital ratio of at least 6.5% and a leverage ratio of at least 5.0% and not be subject to an individualized order, directive or agreement under which its primary federal banking regulator requires it to maintain a specific capital level.
The Financial Accounting Standards Board has adopted a new accounting standard for U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) referred to as Current Expected Credit Loss (“CECL”) that requires FDIC-insured institutions and their holding companies (banking organizations) to recognize credit losses expected over the life of certain financial assets. CECL covers a broader range of assets than the current method of recognizing credit losses and generally results in earlier recognition of credit losses. Upon adoption of CECL, a banking organization must record a one-time adjustment to its credit loss allowances as of the beginning of the fiscal year of adoption equal to the difference, if any, between the amount of credit loss allowances under the current methodology and the amount required under CECL. For a banking organization, implementation of CECL is generally likely to reduce retained earnings, and to affect other items, in a manner that reduces its regulatory capital.
The federal banking regulators (Federal Reserve, OCC and FDIC) have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital.
Prompt Corrective Action.   Federal statutes establish a supervisory framework for FDIC-insured institutions based on five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution’s category depends upon where its capital levels are in relation to relevant capital measures. The well-capitalized category is described above. An institution that is not well capitalized is subject to certain restrictions on brokered deposits, including restrictions on the rates it can offer on its deposits generally. To be considered adequately capitalized, an institution must have the minimum capital ratios described above. Any institution which is neither well capitalized nor adequately capitalized is considered undercapitalized.
Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions which become more extensive as an institution becomes more severely undercapitalized. Failure by the Bank to comply with applicable capital requirements would, if not remedied, result in progressively more severe restrictions on its activities and lead to enforcement actions, including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels and, ultimately, the appointment of the FDIC as receiver or conservator. Banking regulators will take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Additionally, approval of any regulatory application filed for their review may be dependent on compliance with capital requirements.
As of December 31, 2018, the Bank met the requirements to be “well capitalized” at the fully phased-in capital conservation buffer requirement. For additional information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 17 of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Schedules” contained in this report.
Commercial Real Estate Lending Concentrations.   The federal banking agencies have issued guidance on sound risk management practices for concentrations in commercial real estate lending. The particular focus is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is not to limit a bank’s commercial real estate lending but to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance directs the federal bank regulatory agencies to focus their supervisory resources on institutions that may have significant commercial real estate loan concentration risk. A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to commercial real estate concentration risk:
•
Total reported loans for construction, land development and other land represent 100% or more of the bank’s total regulatory capital; or

•
Total commercial real estate loans (as defined in the guidance) represent 300% or more of the bank’s total regulatory capital or the outstanding balance of the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months.

The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy. As of December 31, 2018, the Bank’s aggregate recorded loan balances for construction, land development and land loans were 19.7% of total regulatory capital. In addition, at December 31, 2018, the Bank’s commercial real estate loans as calculated in accordance with regulatory guidance were 315.1% of total regulatory capital. The Bank believes that the guidelines are applicable to it, as it has a relatively high concentration in commercial real estate loans. The Bank and its Board of Directors have discussed the guidelines and believe that the Bank’s underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are sufficient to address the guidelines.
Activities and Investments of Insured State-Chartered Financial Institutions.   California-chartered banks have powers generally comparable to those of national banks. Federal law generally limits the activities and equity investments of FDIC insured, state-chartered banks to those that are permissible for national banks. An insured state bank is not prohibited from, among other things, (1) acquiring or retaining a majority interest in a subsidiary, (2) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets, (3) acquiring up to 10% of the voting stock of a company that solely provides or re-insures directors’, trustees’ and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions, and (4) acquiring or retaining the voting shares of a depository institution if certain requirements are met.
Environmental Issues Associated With Real Estate Lending.   The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) is a federal statute that generally imposes strict liability on all prior and present “owners and operators” of sites containing hazardous waste. However, Congress acted to protect secured creditors by providing that the term “owner and operator” excludes a person whose ownership is limited to protecting its security interest in the site. Since the enactment of the CERCLA, this “secured creditor exemption” has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan. To the extent that legal uncertainty exists in this area, all creditors, including the Bank, that have made loans secured by properties with potential hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which costs often substantially exceed the value of the collateral property.
Federal Reserve System.   The Bank is a member of the Federal Reserve Bank (“FRB”) of San Francisco. As a member of the FRB, the Bank is required to own stock in the FRB of San Francisco based on a specified ratio relative to our capital. FRB stock is carried at cost and may be sold back to the FRB at its par value. The FRB requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or noninterest bearing deposits with the regional Federal Reserve Bank. Interest bearing checking accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a bank. At December 31, 2018, the Bank’s deposits with the FRB and vault cash exceeded its reserve requirements.
Affiliate Transactions.   The Company and the Bank are separate and distinct legal entities. The Company is an affiliate of the Bank and any non-bank subsidiary of the Company is an affiliate of the Bank. Federal laws strictly limit the ability of banks to engage in certain transactions with their affiliates. Transactions deemed to be a “covered transaction” under Section 23A of the Federal Reserve Act between a bank and an affiliate are limited to 10% of the bank’s capital and surplus and, with respect to all affiliates, to an aggregate of 20% of the bank’s capital and surplus. Further, covered transactions that are loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also requires that covered transactions and certain other transactions listed in Section 23B of the Federal Reserve Act between a bank and its affiliates be on terms as favorable to the bank as transactions with non-affiliates.
Community Reinvestment Act.   The Bank is subject to the provisions of the Community Reinvestment Act of 1977 (“CRA”), which requires the appropriate federal bank regulatory agency to assess a bank’s performance under the CRA in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods. The regulatory agency’s assessment of the bank’s record is made available to the public. Further, a bank’s CRA performance rating must be considered in connection with a bank’s application to, among other things, to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. The Bank received a “satisfactory” rating during its most recently completed CRA examination.
Dividends.   Dividends from the Bank constitute the major source of funds available for dividends which may be paid to the Company’s shareholders. The amount of dividends payable by the Bank to the Company depend upon the Bank’s earnings and capital position, and is limited by federal and state laws, regulations and policies, including the capital conservation buffer requirement. According to California law, neither a bank nor any majority-owned subsidiary of a bank may make a distribution to its shareholders in an amount which exceeds the lesser of  (i) the bank’s retained earnings or (ii) the bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank during such period. Notwithstanding the foregoing, a bank may, with the prior approval of the DBO, make a distribution to the shareholders of the bank in an amount not exceeding the greatest of: (i) the bank’s retained earnings; (ii) the net income of the bank for its last fiscal year; or (iii) the net income of the bank for its current fiscal year. Dividends payable by the Bank can be limited or prohibited if the Bank does not meet the capital conservation buffer requirement. Federal law further provides that no insured depository institution may make any capital distribution (which includes a cash dividend) if, after making the distribution, the institution would be “undercapitalized,” as defined in the prompt corrective action regulations. In addition, under federal law, a Federal Reserve member bank, such as the Bank, may not declare or pay a dividend if the total of all dividends declared during the calendar year, including a proposed dividend, exceeds the sum of the Bank’s net income during the calendar year and the retained net income of the prior two calendar years, unless the dividend has been approved by the Federal Reserve. Moreover, the federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments should be deemed to constitute an unsafe and unsound practice and failure to meet the capital conservation buffer requirement will result in restrictions on dividends.
Privacy Standards.   The Bank is subject to federal regulations implementing the privacy protection provisions of the Gramm-Leach-Bliley Financial Services Modernization Act of 1999. These regulations require the Bank to disclose its privacy policy, including informing consumers of their information sharing practices and informing consumers of their rights to opt out of certain practices.
Anti-Money Laundering and Client Identification.   The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”) and the Bank Secrecy Act require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of clients seeking to open new financial accounts, and, effective in 2018, the beneficial owners of accounts. Bank regulators are directed to consider an institution’s effectiveness in combating money laundering when ruling on applications under the Bank Holding Company Act of 1956 (the “BHCA”) and the Bank Merger Act. We believe that the Bank’s policies and procedures comply with the requirements of the USA Patriot Act and the Bank Secrecy Act.
Other Consumer Protection Laws and Regulations.   The Dodd-Frank Act established the CFPB and empowered it to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. Banks are subject to consumer protection regulations issued by the CFPB, but as a financial institution with assets of less than $10 billion, the Bank is generally subject to supervision and enforcement by the Federal Reserve and the DBO with respect to our compliance with consumer financial protection laws and CFPB regulations.
The Bank is subject to a broad array of federal and state consumer protection laws and regulations that govern almost every aspect of its business relationships with consumers. While the list set forth below is not exhaustive, these include the Truth-in-Lending Act, Truth in Savings Act, Electronic Fund Transfers Act, Expedited Funds Availability Act, Equal Credit Opportunity Act, Fair Housing Act, Real Estate Settlement Procedures Act, Home Mortgage Disclosure Act, Fair Credit Reporting Act, Right to Financial Privacy Act, Home Ownership and Equity Protection Act, Fair Credit Billing Act, Homeowners Protection Act, Check Clearing for the 21st Century Act, laws governing flood insurance, laws governing consumer protections in connection with the sale of insurance, federal and state laws prohibiting unfair and deceptive business practices, and various regulations that implement some or all of the foregoing. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with clients when taking deposits, making loans, collecting loans, and providing other services. Failure to comply with these laws and regulations can subject the Bank to various penalties, including but not limited to, enforcement actions, injunctions, fines, civil liability, criminal penalties, punitive damages, and the loss of certain contractual rights.
BayCom Corp
General.   The Company, as sole shareholder of the Bank, is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the under the BHCA, and the regulations of the Federal Reserve. We are required to file quarterly reports with the Federal Reserve and to provide additional information as the Federal Reserve may require. The Federal Reserve may examine us or any of our subsidiaries, and charge us for the cost of the examination. The Federal Reserve also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices. The Company is also be required to file certain reports with, and otherwise comply with the rules and regulations of the SEC.
The Bank Holding Company Act.   Under the BHCA, we are supervised by the Federal Reserve. The Federal Reserve has a long-standing policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, the Dodd-Frank Act provides that a bank holding company must serve as a source of strength to its subsidiary banks by having the ability to provide financial assistance to its subsidiary banks during periods of financial distress. A bank holding company’s failure to meet its obligation to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve’s regulations, or both. No regulations have yet been proposed by the Federal Reserve to implement the source of strength provisions of the Dodd-Frank Act. The Company and any subsidiaries that it may control are considered “affiliates” of the Bank within the meaning of the Federal Reserve Act, and transactions between the Bank and affiliates are subject to numerous restrictions. With some exceptions, the Company and its subsidiaries are prohibited from tying the provision of various services, such as extensions of credit, to other services offered by the Company or by its affiliates.

Acquisitions.   An acquisition of the Company or the Bank, an acquisition of control of either, or an acquisition by either of another bank holding company or depository institution or control of such a company or institution is generally subject to prior approval by applicable federal and state banking regulators, as are certain acquisitions by the Company or the Bank of other types of entities, as discussed below. “Control” is defined in various ways for this purpose, including but not limited to control of 10% of outstanding voting stock of an entity. Acquisitions by the Bank of branches are also subject to similar prior approval requirements.
The BHCA prohibits a bank holding company, with certain exceptions, from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company, and from engaging in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. Under the BHCA, the Federal Reserve may approve the ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve has determined to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto. These activities include: operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers’ checks and U.S. Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for clients.
Federal Securities Laws.   The Company’s common stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended. We are subject to information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934 (the “Exchange Act”).
The Dodd-Frank Act.   The Dodd-Frank-Act imposed new restrictions and an expanded framework of regulatory oversight for depository institutions and their holding companies, and capital requirements that are discussed above under the section entitled “Capital Requirements.”
In addition, among other changes, the Dodd-Frank Act requires public companies to (i) provide their shareholders with a non-binding vote (a) at least once every three years on the compensation paid to executive officers and (b) at least once every six years on whether they should have a “say on pay” vote every one, two or three years; (ii) have a separate, non-binding shareholder vote regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments; (iii) provide disclosure in annual proxy materials concerning the relationship between the executive compensation paid and the financial performance of the issuer; and (iv) disclose the ratio of the Chief Executive Officer’s annual total compensation to the median annual total compensation of all other employees. The company as an “emerging growth company,” unlike other public companies that are not emerging growth companies under the JOBS Act, will not be required to comply with the foregoing disclosure requirements for as long as it maintains its emerging growth company status. We will remain an emerging growth company until the earliest of   (i) the end of the fiscal year during which we have total annual gross revenues of   $1.07 billion or more, (ii) the end of the fiscal year following the fifth anniversary of the completion of this offering, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt and (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act.
The regulations to implement the provisions of Section 619 of the Dodd-Frank Act, commonly referred to as the Volcker Rule, contain prohibitions and restrictions on the ability of financial institutions holding companies and their affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds. The Company is continuously reviewing its investment portfolio to determine if changes in its investment strategies are in compliance with the various provisions of the Volcker Rule regulations.

For certain provisions of the Dodd-Frank Act, implementing regulations have not been promulgated, so the full impact of the Dodd-Frank Act on the company cannot be determined at this time. For information on the Economic Growth Act, which amended the Dodd-Frank Act, see “2018 Reforms” above.
Sarbanes-Oxley Act of 2002.   As a public company that files periodic reports with the SEC, under the Exchange Act, BayCom is subject to the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), which addresses, among other issues, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. Our policies and procedures are designed to comply with the requirements of the Sarbanes-Oxley Act.
Interstate Banking and Branching.   The Federal Reserve must approve an application of a bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than the holding company’s home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. Nor may the Federal Reserve approve an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank’s home state or in any state in which the target bank maintains a branch. Federal law does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the federal law.
The federal banking agencies are generally authorized to approve interstate merger transactions without regard to whether the transaction is prohibited by the law of any state. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions are subject to the nationwide and statewide insured deposit concentration amounts described above. Under the Dodd-Frank Act, the federal banking agencies may generally approve interstate de novo branching.
Dividends.   The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses its view that although there are no specific regulations restricting dividend payments by bank holding companies other than state corporate laws. A bank holding company must maintain an adequate capital position and generally should not pay cash dividends unless the company’s net income for the past year is sufficient to fully fund the cash dividends and that the prospective rate of earnings appears consistent with the company’s capital needs, asset quality, and overall financial condition. The Federal Reserve policy statement also indicates that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. As described above under “Capital Requirements,” the capital conversion buffer requirement can also restrict the Company’s ability to pay dividends.
Stock Repurchases.   Except for certain “well-capitalized” and highly rated bank holding companies, a bank holding company is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of its consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice, violate any law or regulation, Federal Reserve order, any condition imposed by or written agreement with, the Federal Reserve.
Competition
The financial services industry is highly competitive as we compete for loans, deposits and client relationships in our market. We compete for loans, deposits, and financial services in all of our principal markets. We compete directly with other bank and nonbank institutions, including credit unions, located within our markets, internet-based banks, and “FinTech” companies that rely on technology to provide financial services, out of market banks, and bank holding companies that advertise in or otherwise serve our markets, along with money market and mutual funds, brokerage houses, mortgage companies, and insurance companies or other commercial entities that offer financial services products. Competition involves efforts to retain current clients, make new loans and obtain new deposits, increase the scope and sophistication of services offered and offer competitive interest rates paid on deposits and charged on loans.
In commercial banking, we face competition to underwrite loans to sound, stable businesses and real estate projects at competitive price levels that make sense for our business and risk profile. Our major competitors include larger national, regional and local financial institutions and other providers of financial services, including finance companies, mutual funds, insurance companies, that may have the ability to make loans on larger projects than we can or provide a larger mix of product offerings. We also compete with smaller local financial institutions that may have aggressive pricing and unique terms on various types of loans and, increasingly, FinTech companies that offer their products exclusively through web-based portals.
In retail banking, we primarily compete for deposits with national and local banks and credit unions that have visible retail presence and personnel in our market areas. The primary factors driving competition for deposits are client service, interest rates, fees charged, branch location and hours of operation and the range of products offered. We compete for deposits by advertising, offering competitive interest rates and seeking to provide a higher level of personal service.
Many of our competitors enjoy competitive advantages, including greater financial resources, a wider geographic presence, more accessible branch office locations, the ability to offer additional services, more favorable pricing alternatives, and lower origination and operating costs. Some of our competitors have been in business for a long time and have an established client base and name recognition. We believe that our competitive pricing, personalized service, and community involvement enable us to effectively compete in the communities in which we operate.
Legal Proceedings
We operate in a highly regulated environment. From time to time we are a party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings where we believe the resolution would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels.
Nevertheless, given the nature, scope and complexity of the extensive legal and regulatory landscape applicable to our business (including laws and regulations governing consumer protection, fair lending, fair labor, privacy, information security and anti-money laundering and anti-terrorism laws), we, like all banking organizations, are subject to heightened legal and regulatory compliance and litigation risk.
Employees
As of December 31, 2018, we had approximately 214 full-time equivalent employees. None of our employees are represented by any collective bargaining unit or is a party to a collective bargaining agreement.
Corporate Information
Our principal executive offices are located at 500 Ygnacio Valley Road, Suite 200, Walnut Creek, California 94596. Our telephone number is (925) 476-1800.
We maintain a website with the address www.unitedbusinessbank.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor’s own internet access charges, we make available, free of charge, through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the SEC. The Securities and Exchange Commission maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at (http://www.sec.gov).

Item 1A. Risk Factors
An investment in our common stock is subject to risks inherent in our business. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included in this report. The risks described below are not the only ones we face. Additional risks and uncertainties not currently known to us or that are currently deemed to be immaterial may also materially and adversely affect our business, financial condition, capital levels, cash flows, liquidity, results of operations and prospects. The market price of our common stock could decline significantly due to any identified or other risks, and some or all of your investment value could diminish. The risks discussed below include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements. This report is qualified in its entirety by these risk factors.
Risks Related to Our Business
Our business may be adversely affected by downturns in the national economy and the regional economies in which we operate.
Our operations are significantly affected by national and regional economic conditions. Weakness in the national economy or the economies of the markets in which we operate could have a material adverse effect on our financial condition, results of operations and prospects. We provide banking and financial services primarily to businesses and individuals in the states of California, Washington, and New Mexico. All of our branches and most of our deposit clients are located in these three states. Further, as a result of a high concentration of our client base in the San Francisco Bay area, the deterioration of businesses in this market, or one or more businesses with a large employee base in this market, could have a material adverse effect on our business, financial condition and results of operations. Weakness in the global economy has adversely affected many businesses operating in our markets that are dependent upon international trade and it is not known how changes in tariffs being imposed on international trade may also affect these businesses. In addition, adverse weather conditions as well as decreases in market prices for agricultural products grown in our primary markets can adversely affect agricultural businesses in our markets.
Deteriorations in economic conditions in the market areas we serve, in particular the San Francisco Bay Area, Seattle, Washington, and Central New Mexico and the agricultural region of the California Central Valley, could result in the following consequences, any of which could have a material adverse effect on our business, financial condition and results of operations:
•
demand for our products and services may decline;

•
loan delinquencies, problem assets and foreclosures may increase;

•
collateral for loans, especially real estate, may decline in value, in turn reducing clients’ borrowing power, reducing the value of assets and collateral associated with existing loans;

•
the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and

•
the amount of our low-cost or non-interest-bearing deposits may decrease.

We rely heavily on our management team and could be adversely affected by the unexpected loss of key officers and relationship managers.
We are led by an experienced management team with substantial experience in the markets that we serve and the financial products that we offer. The members of our executive management team, have many years of experience working for financial institutions and have significant merger and acquisition experience in the financial services industry. Our operating strategy focuses on providing products and services through long-term relationship managers. Our ability to retain and grow our loans, deposits and fee income depends upon the business generation capabilities, reputation, relationship management skills and acquisition experience of our relationship managers and other employees. In addition, an important part of our future growth strategy includes growing our business through strategic acquisitions. Accordingly, our success depends in large part on the performance of our key personnel, as well as on our ability to attract, motivate and retain highly qualified loan officers, senior and middle management with specific skill sets. Competition for employees is intense and the process of locating key personnel with the combination of skills and attributes required to execute our operating and growth strategies may be lengthy. We may not be successful in retaining our key employees and the unexpected loss of services of one or more of our key personnel, including successful bankers employed by banks that we acquire, could have a material adverse effect on our business because of their skills, knowledge of our market and financial products, years of industry experience, long-term client relationships and the difficulty of promptly finding qualified replacement personnel. If the services of any of our key personnel should become unavailable for any reason, we may not be able to identify and hire qualified persons on terms acceptable to us, which could have an adverse effect on our business, financial condition and results of operations.
Our business and profitability may be harmed if we are unable to identify and acquire other financial institution or manage our growth.
A substantial part of our historical growth has been a result of acquisitions of other financial institutions. We intend to continue our strategy of evaluating and selectively acquiring other financial institutions that serve clients or markets we find desirable. The market for acquisitions remains highly competitive and we may be unable to find satisfactory acquisition candidates in the future that fit our acquisition strategy and standards. Many of our competitors possess greater financial, human, technical and other resources than us. Our ability to compete will depend on our available financial resources to fund acquisitions, including the amount of cash and cash equivalents and the liquidity and market price of our common stock. In addition, increased competition may also drive up the price that we will be required to pay for acquisitions. Acquisition prices may fluctuate with market conditions. We have experienced times during which acquisitions could not be made in specific markets at acceptable prices and expect that we will experience this condition in the future. If we are able to identify attractive acquisition opportunities, we must generally satisfy a number of conditions prior to completing any such transaction, including certain bank regulatory approvals, which can be burdensome, time-consuming and unpredictable. An important component of our growth strategy may not be realized if we are unable to find suitable acquisition targets. Additionally, any future acquisition may not produce the revenue, earnings or synergies that we anticipated.
Further, acquisitions typically involve the payment of a premium over book and market values and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future acquisition. The carrying amount of any goodwill that we currently maintain or may acquire may be subject to impairment in future periods.
If we continue to grow, we will face risks arising from our increased size. If we grow too quickly and are unable to control costs and maintain asset quality, such growth, whether organic or through select acquisitions, could materially and adversely affect our financial condition and results of operations. If we do not manage such growth effectively, we may be unable to realize the benefit from the investments in technology, infrastructure and personnel that we have made to support our expansion. In addition, we may incur higher costs and realize less revenue growth than we expect, which would reduce our earnings and diminish our future prospects, and we may not be able to continue to implement our business strategy and successfully conduct our operations. Risks associated with failing to maintain effective financial and operational controls as we grow, such as maintaining appropriate loan underwriting procedures, information technology systems, determining adequate allowances for loan losses and complying with regulatory accounting requirements, including increased loan losses, reduced earnings and potential regulatory penalties and restrictions on growth, all could have a negative effect on our business, financial condition and results of operations.
Our strategy of pursuing acquisitions exposes us to financial, execution, compliance and operational risks that could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
We anticipate that much of our future growth will be dependent on our ability to successfully implement our acquisition growth strategy. Our pursuit of acquisitions may disrupt our business, and any equity that we issue as merger consideration may have the effect of diluting the value of your investment. In addition, we may fail to realize some or all of the anticipated benefits of completed acquisitions.

Our acquisition activities strategy involves a number of significant risks, including the following:
•
incurring time and expense associated with identifying, evaluating and negotiating potential acquisitions which could divert management’s attention from the operation of our existing business;

•
using inaccurate estimates and judgments to evaluate credit, operations, management, and market risks with respect to the target company or the assets and liabilities that we seek to acquire;

•
exposure to potential asset quality and credit quality;

•
higher than expected deposit attrition;

•
potential exposure to unknown or contingent liabilities of banks and businesses we acquire, including, without limitation, liabilities for regulatory and compliance issues;

•
inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and other projected benefits of the acquisition;

•
incurring time and expense required to integrate the operations and personnel of the combined businesses;

•
inconsistencies in standards, procedures, and policies that would adversely affect our ability to maintain relationships with clients and employees;

•
experiencing higher operating expenses relative to operating income from the new operations;

•
creating an adverse short-term effect on our results of operations;

•
significant problems relating to the conversion of the financial and client data of the entity;

•
integration of acquired clients into our financial and client product systems;

•
borrowing funds to finance acquisitions or pursuing other forms of financing, such as issuing voting and/or non-voting common stock or convertible preferred stock, which may have high dividend rights or may be highly dilutive to our existing shareholders, may increase our leverage and diminish our liquidity; and

•
risks of impairment to goodwill which would require a charge to earnings.

Any of the foregoing could have an adverse effect on our business, financial condition, and results of operation.
In addition, we face additional risks in acquisitions to the extent we acquire new lines of business or new products, or enter new geographic areas, in which we have little or no current experience, especially if we lose key employees of the acquired operations. We cannot assure you that we will be successful in overcoming these risks or any other problems encountered in connection with acquisitions. Our inability to overcome risks associated with acquisitions could have an adverse effect on our ability to successfully implement our acquisition growth strategy and grow our business and profitability.
Our ability to grow our loan portfolio may be limited by, among other things, economic conditions, competition within our market areas, the timing of loan repayments and seasonality, which may adversely affect our operating results.
Our ability to continue to improve our operating results is dependent upon, among other things, growing our loan portfolio. Competition for loans within our market areas is significant. We compete with large regional and national financial institutions, who are sometimes able to offer more attractive interest rates and other financial terms, as well as other community based banks who seek to offer a similar level of service as us. This competition can make loan growth challenging, particularly if we are unwilling to price loans at levels that would cause an unacceptable compression of our net interest margin, or if we are unwilling to structure a loan in a manner that we believe results in an unacceptable level of risk to us. Moreover, loan growth throughout the year can fluctuate due in part to seasonality of the businesses of our borrowers and potential borrowers and the timing of loan repayments, particularly our borrowers with significant relationships with us. To the extent that we are unable to grow our loan portfolio, we may be unable to successfully implement our growth strategy, which could materially and adversely affect our business, financial condition and results of operations.
The required accounting treatment of loans acquired through acquisitions, including purchase credit impaired loans, could result in higher net interest margins and interest income in current periods and lower net interest margins and interest income in future periods.
Under U.S. generally accepted accounting principles, or GAAP, we are required to record loans acquired through acquisitions, including purchase credit impaired loans, at fair value. Estimating the fair value of such loans requires management to make estimates based on available information and facts and circumstances on the acquisition date. Actual performance could differ from management’s initial estimates. If these loans outperform our original fair value estimates, the difference between our original estimate and the actual performance of the loan (the “discount”) is accreted into net interest income. Thus, our net interest margins may initially increase due to the discount accretion. We expect the yields on our loans to decline as our acquired loan portfolio pays down or matures and the discount decreases, and we expect downward pressure on our interest income to the extent that the runoff on our acquired loan portfolio is not replaced with comparable high-yielding loans. This could result in higher net interest margins and interest income in current periods, and lower net interest margins and lower interest income in future periods. For example, the total loan yield for the year ended December 31, 2018 was 5.42%, which included 10 basis points from excess accretion related to purchase credit impaired loans. As a result, if we are unable to replace loans in our existing portfolio with comparable or higher yielding loans, our results of operations may be adversely affected. Our business, financial condition and results of operations may also be materially and adversely affected if we choose to pursue riskier higher yielding loans that fail to perform.
Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.
At December 31, 2018, approximately 87.3% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. Real estate values are affected by various factors, including changes in general or regional economic conditions, governmental rules or policies, and natural disasters such as earthquakes, floods, fires and mudslides. Deterioration in the real estate markets where collateral for a mortgage loan is located could negatively affect the borrower’s ability to repay the loan and the value of the collateral securing the loan. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans, and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect profitability. Such declines and losses would have a material adverse impact on our business, results of operations and growth prospects.
Many of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.
At December 31, 2018, we had $871.1 million of commercial loans, consisting of  $749.3 million of commercial real estate and construction and land loans, representing 76.8% of our total loan portfolio, and $121.9 million of commercial and industrial loans, representing 12.5% of our total loan portfolio and for which real estate is not the primary source of collateral. The $749.3 million of commercial real estate loans includes $117.2 million of multifamily loans and $47.3 million of commercial construction and land loans. Of the remaining $584.8 million of commercial real estate loans at December 31, 2018, $312.1 million, or 32.0% of our total loan portfolio, consisted of loans secured by non owner occupied commercial real estate properties.
Commercial loans typically involve higher principal amounts than other types of loans, and some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one to four family residential mortgage loan. Because payments on such loans are often dependent on the cash flow of the commercial venture and the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy in one of our markets or in occupancy rates where a property is located. Repayments of loans secured by non owner occupied properties depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. Accordingly, a downturn in the real estate market or a challenging business and economic environment may increase our risk related to commercial loans. In addition, many of our commercial real estate loans are not fully amortizing and require large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non payment. Our commercial and industrial loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. The borrowers’ cash flow may prove to be unpredictable, and collateral securing these loans may fluctuate in value. Most often, this collateral consists of accounts receivable, inventory and equipment. Significant adverse changes in our borrowers’ industries and businesses could cause rapid declines in values and collectability of those business assets, which could result in inadequate collateral coverage for our commercial and industrial loans and expose us to future losses. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its clients. Inventory and equipment may depreciate over time, be difficult to appraise, be illiquid and fluctuate in value based on the success of the business. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. An increase in specific reserves and charge offs related to our commercial and industrial loan portfolio could have a material adverse effect on our business, financial condition, results of operations and future prospects.
The foregoing risks are enhanced as a result of the limited geographic scope of our principal markets. Most of the real estate securing our loans is located in our California markets. Because the value of this collateral depends upon local real estate market conditions and is affected by, among other things, neighborhood characteristics, real estate tax rates, the cost of operating the properties, and local governmental regulation, adverse changes in any of these factors in our markets could cause a decline in the value of the collateral securing a significant portion of our loan portfolio. Further, the concentration of real estate collateral in California limits our ability to diversify the risk of such occurrences.
The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.
The Federal Deposit Insurance Corporation (the “FDIC”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending, should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development and other land represent 100% or more of total capital, or (ii) total reported commercial real estate loans (as defined in the guidance) represent 300% or more of total capital. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. We have concluded that we have a concentration in commercial real estate lending under the foregoing standards because our balance in commercial real estate loans at December 31, 2018 represents more than 300% of total capital. Owner occupied commercial real estate totaled 136.25% of total capital, while non-owner occupied commercial real estate totals an additional 312.2% of total capital. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.
Our high concentration of large loans to certain borrowers may increase our credit risk.
Our growth over the last several years has been partially attributable to our ability to originate and retain large loans. We have established an informal, internal limit on loans to one borrower, principal or guarantor. Our limit is based on “total exposure” which represents the aggregate exposure of economically related borrowers for approval purposes. However, we may, under certain circumstances, consider going above this internal limit in situations where management’s understanding of the industry and the credit quality of the borrower are commensurate with the increased size of the loan. Many of these loans have been made to a small number of borrowers, resulting in a high concentration of large loans to certain borrowers. As of December 31, 2018, our 10 largest borrowing relationships accounted for approximately $151.3 million or 14.1% of our total loan portfolio, including undisbursed commitments to these borrowers. Along with other risks inherent in these loans, such as the deterioration of the underlying businesses or property securing these loans, this high concentration of borrowers presents a risk to our lending operations. If any one of these borrowers becomes unable to repay its loan obligations as a result of economic or market conditions, or personal circumstances, such as divorce or death, our non-accruing loans and our provision for loan losses could increase significantly, which could have a material adverse effect on our business, financial condition and results of operations.
Several of our large depositors have relationships with each other, which creates a higher risk that one client’s withdrawal of its deposit could lead to a loss of other deposits from clients within the relationship, which, in turn, could force us to fund our business through more expensive and less stable sources.
As of December 31, 2018, our ten largest non-brokered depositors accounted for $148.6 million in deposits, or approximately 11.5% of our total deposits. Several of our large depositors are affiliated locals of labor unions or have business, family, or other relationships with each other, which creates a risk that any one client’s withdrawal of its deposit could lead to a loss of other deposits from clients within the relationship. See “Deposits from labor unions and their related businesses are one important source of funds for us and a reduced level of such deposits may hurt our profits” risk factor below.
Withdrawals of deposits by any one of our largest depositors, or by one of our related client groups, could force us to rely on borrowings and other sources of funding for our business operations and withdrawal demands, adversely affecting our net interest margin and results of operations. Additionally, withdrawal of deposits may force us to potentially rely on other more expensive and less stable funding sources. Consequently, the occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.
Any expansion into new markets or new lines of business might not be successful.
As part of our ongoing strategic plan, we may consider expansion into new geographic markets. Such expansion might take the form of the establishment of de novo branches or the acquisition of existing banks or branches. There are considerable costs associated with opening new branches, and they generally do not generate sufficient revenues to offset costs until they have been in operation for some time. Additionally, we may consider expansion into new lines of business through the acquisition of third parties or organic growth and development. There are substantial risks associated with such efforts, including risks that (i) revenues from such activities might not be sufficient to offset the development, compliance, and other implementation costs, (ii) competing products and services and shifting market preferences might affect the profitability of such activities, and (iii) our internal controls might be inadequate to manage the risks associated with new activities. Furthermore, it is possible that our unfamiliarity with new markets or lines of business might adversely affect the success of such actions. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also affect the ultimate implementation of a new line of business or offerings of new products, product enhancements or services. If any such expansions into new geographic or product markets are not successful, there could be an adverse effect on our financial condition and results of operations.

Our small to medium-sized business and entrepreneurial clients may have fewer financial resources than larger entities to weather adverse business developments, which may impair a borrower’s ability to repay a loan, and such impairment could adversely affect our financial condition and results of operations.
We focus our business development and marketing strategy primarily to serve the banking and financial services needs of small to medium sized businesses and entrepreneurs. These small to medium sized businesses and entrepreneurs may have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact our markets, and small to medium sized businesses are adversely affected, our financial condition and results of operations may be negatively affected.
Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.
We maintain our allowance for loan losses at a level that management considers adequate to absorb probable incurred loan losses based on an analysis of our portfolio and market environment. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships, as well as probable incurred losses inherent in the loan portfolio and credit undertakings that are not specifically identified. The amount of the allowance is determined by our management through periodic reviews and consideration of a variety of factors, including an analysis of the loan portfolio, historical loss experience and an evaluation of current economic conditions in our market areas.
The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other conditions within our markets, which may be beyond our control, may cause a required increase in the allowance for loan losses. Management also recognizes that significant new loan growth, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner and will increase the risk that our allowance may be insufficient to absorb losses without significant additional provisions.
Although management believes that the allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, we may be required to take additional provisions for loan losses in the future to further supplement the allowance for loan losses, either due to management’s discretion or because banking regulators require us to do so. Bank regulatory agencies will periodically review our allowance for loan losses and the value attributed to nonaccrual loans, and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. If charge-offs in future periods exceed the allowance for loan losses, we may need additional provisions to replenish the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and most likely capital, and may have a material negative effect on our financial condition and results of operations.
The acquisition method of accounting requires that acquired loans are initially recorded at fair value at the time of acquisition, and therefore no corresponding allowance for loan losses is recorded for these loans at acquisition because credit quality, among other elements, was considered in the determination of fair value. To the extent that our estimates of fair value are too high, we will incur impairment losses associated with the acquired loans.
We expect that implementation of a new accounting standard could require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.
The Financial Accounting Standards Board (“FASB”) has adopted a new accounting standard, referred to as Current Expected Credit Loss (“CECL”), which will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for credit losses that are probable, which may require us to increase our allowance for loan losses, and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses. As an emerging growth company, this standard will be effective for us for fiscal years beginning after December 15, 2021 and for interim reporting periods beginning after December 15, 2021. We are evaluating the impact the CECL accounting model will have on our accounting and expect to recognize a one time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective. We cannot yet determine the magnitude of any such one time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations. The federal banking regulators, including the Federal Reserve and the FDIC, have adopted a rule that gives a banking organization the option to phase in, over a three year period, the day one adverse effects of CECL on its regulatory capital. Any increases in the allowance for loan losses will result in a decrease in net income and possibly capital, and may have a material adverse effect on our financial condition and results of operations.
Our profitability is vulnerable to interest rate fluctuations.
As with most financial institutions, our results of operations depend substantially on our net interest income, which is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, in particular, the Federal Reserve. In an attempt to help the overall economy, the Federal Reserve kept interest rates low through its targeted Fed Funds rate for a number of years. The Federal Reserve has steadily increased the federal funds rate over the last three fiscal years to a range of 2.25% to 2.50% in December 2018 and indicated likelihood for further increases, subject to economic conditions. As the Federal Reserve increases the Fed Funds rate, overall interest rates will likely rise, which may negatively impact housing refinancing activity, new home purchases and the U.S. economic recovery.
We principally manage interest rate risk by managing volume and mix of our earning assets and funding liabilities. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but could also affect (i) our ability to originate and/or sell loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, which could negatively impact shareholders’ equity, and our ability to realize gains from the sale of such assets, (iii) our ability to obtain and retain deposits in competition with other available investment alternatives, (iv) the ability of our borrowers to repay adjustable or variable rate loans, and (v) the average duration of our investment securities portfolio and other interest earning assets. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially affected.
A sustained increase in market interest rates could adversely affect our earnings. A significant portion of our loans have fixed interest rates and longer terms than our deposits and borrowings. As a result of the relatively low interest rate environment, an increasing percentage of our deposits have been comprised of certificates of deposit and other deposits yielding no or a relatively low interest rate, having a shorter duration than our assets. At December 31, 2018, we had $150.5 million in certificates of deposit that mature within one year and $1.0 billion in noninterest bearing checking, NOW checking, savings and money market accounts. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. Our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans and other investments.
Changes in interest rates also affect the value of our interest earning assets and in particular our securities portfolio. Generally, the fair value of fixed rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available for sale are reported as a separate component of equity, net of tax. Decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on shareholders’ equity.
Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet or projected operating results. For further discussion of how changes in interest rates could impact us, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Sensitivity and Market Risk,” of this Form 10-K for a discussion of interest rate risk modeling and the inherent risks in modeling assumptions.
Uncertainty relating to the London Interbank Offered Rate (“LIBOR”) calculation process and potential phasing out of LIBOR may adversely affect our results of operations.
On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities, variable rate loans, subordinated debentures, or other securities or financial arrangements, given LIBOR’s role in determining market interest rates globally. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and to a lesser extent, securities in our portfolio. It may impact the availability and cost of hedging instruments and borrowings, including the rates we pay on our subordinated debentures and trust preferred securities. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers or our existing borrowings, we may incur significant expenses in effecting the transition. It may also be subject to disputes or litigation with customers and creditors over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations.
Construction loans are based upon estimates of costs and values associated with the complete project. These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.
Construction and land development loans totaled $47.3 million, or 4.8%, of our total loan portfolio as of December 31, 2018, of which $34.6 million were commercial real estate construction loans and $12.7 million were residential real estate construction loans. These loans involve additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to accurately evaluate the total funds required to complete a project and the related loan-to-value ratio. Higher than anticipated building costs may cause actual results to vary significantly from those estimated. For these reasons, this type of lending also typically involves higher loan principal amounts and may be concentrated with a small number of builders. A downturn in the commercial real estate market could increase delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Some of the builders we deal with have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss. In addition, during the term of some of our construction loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated, or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. In addition, construction loans involve additional cost as a result of the need to actively monitor the building process, including cost comparisons and on-site inspections.
Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold, which complicates the process of working with our problem construction loans. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it. Further, in the case of speculative construction loans, there is the added risk associated with the borrower obtaining a take-out commitment for a permanent loan. Loans on land under development or held for future construction also pose additional risk because of the lack of income production by the property and the potential illiquid nature of the collateral.
At December 31, 2018, all construction loans were performing in accordance to their repayment terms. Any material increase in our nonperforming construction loans could have a material adverse effect on our financial condition and results of operation.
Our business may be adversely affected by credit risk associated with residential property.
At December 31, 2018, $87.6 million, or 9.0% of our total loan portfolio, was secured by first liens on one to four family residential loans. In addition, at December 31, 2018, our home equity loans and lines of credit totaled $15.1 million. A portion of our one to four family residential real estate loan portfolio consists of jumbo loans that do not conform to secondary market mortgage requirements, and therefore are not immediately sellable to Fannie Mae or Freddie Mac, because such loans exceed the maximum balance allowable for sale (generally $424,100 – $625,500 for single family homes in our markets, depending on the area). Jumbo one to four family residential loans may expose us to increased risk because of their larger balances and because they cannot be immediately sold to government sponsored enterprises.
In addition, one to four family residential loans are generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values resulting from a downturn in the housing market in our market areas may reduce the value of the real estate collateral securing these types of loans and increase our risk of loss if borrowers’ default on their loans. Recessionary conditions or declines in the volume of real estate sales and/or the sales prices coupled with elevated unemployment rates may result in higher than expected loan delinquencies or problem assets, and a decline in demand for our products and services. These potential negative events may cause us to incur losses and adversely affect our business, financial condition and results of operations.
We may be adversely affected by recent changes in U.S. tax laws.
Changes in tax laws contained in the Tax Cuts and Jobs Act (the “Tax Act”), which was enacted in December 2017, include a number of provisions that will have an impact on the banking industry, borrowers and the market for single family residential real estate. Changes include (i) a lower limit on the deductibility of mortgage interest on single family residential mortgage loans, (ii) limitations on interest deductions for home equity loans, (iii) a limitation on the deductibility of business interest expense and (iv) a limitation on the deductibility of property taxes and state and local income taxes. The recent changes in the tax laws may have an adverse effect on the market for, and valuation of, residential properties, and on the demand for such loans in the future, and could make it harder for borrowers to make their loan payments. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.
Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.
At December 31, 2018, nonperforming loans were $3.1 million, or 0.3% of the total loan portfolio, and nonperforming assets were $3.9 million, or 0.3% of total assets. In addition to the nonperforming loans, there were $750,000 in loans classified as performing TDRs at December 31, 2018. Nonperforming assets adversely affect our earnings in various ways. We do not record interest income on nonaccrual loans or foreclosed assets, thereby adversely affecting our income and increasing our loan administration costs.

Upon foreclosure or similar proceedings, we record the repossessed asset at the estimated fair value, less costs to sell, which may result in a write down or loss. If we experience increases in nonperforming loans and nonperforming assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our financial condition and results of operations, as our loan administration costs could increase, each of which could have an adverse effect on our net income and related ratios, such as return on assets and equity. A significant increase in the level of nonperforming assets from current levels would also increase our risk profile and may impact the capital levels our regulators believe are appropriate in light of the increased risk profile. While we reduce problem assets through collection efforts, asset sales, workouts and restructurings, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities.
The success of our SBA lending program is dependent upon the continued availability of SBA loan programs, our status as a preferred lender under the SBA loan programs and our ability to comply with applicable SBA lending requirements.
As an SBA Preferred Lender, we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose other restrictions, including revocation of the lender’s Preferred Lender status. If we lose our status as a Preferred Lender, we may lose our ability to compete effectively with other SBA Preferred Lenders, and as a result we would experience a material adverse effect to our financial results. Any changes to the SBA program, including changes to the level of guaranty provided by the federal government on SBA loans or changes to the level of funds appropriated by the federal government to the various SBA programs, may also have an adverse effect on our business, results of operations and financial condition.
Historically, we have sold the guaranteed portion of our SBA 7(a) loans in the secondary market. These sales have resulted in gains or premiums on the sale of the loans and have created a stream of future servicing income. There can be no assurance that we will be able to continue originating these loans, that a secondary market will exist or that we will continue to realize premiums upon the sale of the guaranteed portion of these loans. When we sell the guaranteed portion of our SBA 7(a) loans, we incur credit risk on the retained, non-guaranteed portion of the loans.
In order for a borrower to be eligible to receive an SBA loan, the lender must establish that the borrower would not be able to secure a bank loan without the credit enhancements provided by a guaranty under the SBA program. Accordingly, the SBA loans in our portfolio generally have weaker credit characteristics than the rest of our portfolio, and may be at greater risk of default in the event of deterioration in economic conditions or the borrower’s financial condition. In the event of a loss resulting from default and a determination by the SBA that there is a deficiency in the manner in which the loan was originated, funded or serviced by us, the SBA may require us to repurchase the previously sold portion of the loan, deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of the principal loss related to the deficiency from us. Management has estimated losses inherent in the outstanding guaranteed portion of SBA loans and recorded a recourse reserve at a level determined to be appropriate. Significant increases to the recourse reserve may materially decrease our net income, which may adversely affect our business, results of operations and financial condition.
Deposits from labor unions and their related businesses are one important source of funds for us and a reduced level of such deposits may hurt our profits.
Deposits from labor unions and their related businesses are an important source of funds for our lending and investment activities. At December 31, 2018, $464.2 million, or 36.9%, of our total deposits were comprised of deposits from labor unions, representing ten different local unions with an average deposit balance per local union of approximately $6.0 million. At December 31, 2018, two labor unions had aggregate deposits of  $10.0 million or more, totaling $34.1 million, or 2.6% of our total deposits, with the largest union relationship totaling $21.7 million or 1.6% of total deposits. Given our use of these high average balance deposits as a source of funds, the inability to retain these funds could have an adverse effect on our liquidity. In addition, these deposits are primarily demand deposit accounts or short term deposits and therefore may be more sensitive to changes in interest rates. If we are forced to pay higher rates on these deposits to retain the funds, or if we are unable to retain the funds and are forced to turn to borrowing and other funding sources for our lending and investment activities, the interest expense associated with such borrowings may be higher than the rates we are paying on these deposits, which could adversely affect our net margin and net income. We may also be forced, as a result of any material withdrawal of deposits, to rely more heavily on other, potentially more expensive and less stable funding sources. Consequently, the occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.
Liquidity risk could impair our ability to fund operations and jeopardize our financial condition, growth and prospects.
Liquidity is essential to our business. We rely on a number of different sources in order to meet our potential liquidity demands. Our primary sources of liquidity are increases in deposit accounts, cash flows from loan payments and our securities portfolio. Borrowings also provide us with a source of funds to meet liquidity demands. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically, or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated, negative operating results, or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry or deterioration in credit markets. Any decline in available funding in amounts adequate to finance our activities or on terms which are acceptable could adversely impact our ability to originate loans, invest in securities, meet our expenses, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could, in turn, have a material adverse effect on our business, financial condition and results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity” of this Form 10-K.
Our liquidity is dependent on dividends from the Bank.
The Company is a legal entity separate and distinct from the Bank. A substantial portion of our cash flow, including cash flow to pay principal and interest on any debt we may incur, comes from dividends the Company receives from the Bank. Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to the Company. Because our ability to receive dividends or loans from the Bank is restricted, our ability to pay dividends to our shareholders may also be restricted. As of December 31, 2018, the Bank had the capacity to pay the Company a dividend of up to $26.2 million without the need to obtain prior regulatory approval. Also, the Company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Bank is unable to pay dividends to us, we may not be able to service any debt we may incur, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Our growth or future losses may require us to raise additional capital in the future, but that capital may not be available when it is needed, or the cost of that capital may be very high.
We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. At some point, we may need to raise additional capital or issue additional debt to support our growth or replenish future losses. Our ability to raise additional capital or issue additional debt depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Such borrowings or additional capital, if sought, may not be available to us or, if available, may not be on favorable terms.

Accordingly, we cannot make assurances that we will be able to raise additional capital or issue additional debt if needed on terms that are acceptable to us, or at all. If we cannot raise additional capital or issue additional debt when needed, our ability to further expand our operations could be materially impaired and our financial condition and liquidity could be materially and adversely affected. In addition, any additional capital we obtain may result in the dilution of the interests of existing holders of our common stock. Further, if we are unable to raise additional capital when required by our bank regulators, we may be subject to adverse regulatory action.
The financial services industry is highly competitive. Strong competition within our market area may limit our growth and profitability.
We face pricing competition for loans and deposits. We also face competition with respect to customer convenience, product lines, accessibility of service and service capabilities. We compete with numerous commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere and, more recently, with FinTech companies that rely on technology to provide financial services. The significant competition in attracting and retaining deposits and making loans as well as in providing other financial services throughout our market area may impact future earnings and growth. Our success depends, in part, on the ability to adapt products and services to evolving industry standards. There is increasing pressure to provide products and services at lower prices, which can reduce net interest income and noninterest income from fee based products and services. New technology driven products and services are often introduced and adopted, including innovative ways that customers can make payments, access products and manage accounts. We could be required to make substantial capital expenditures to modify or adapt existing products and services or develop new products and services. We may not be successful in introducing new products and services or those new products may not achieve market acceptance. We could lose business, be forced to price products and services on less advantageous terms to retain or attract clients, or be subject to cost increases if we do not effectively develop and implement new technology. In addition, advances in technology such as telephone, text, and online banking; e-commerce; and self service automatic teller machines and other equipment, as well as changing customer preferences to access our products and services through digital channels, could decrease the value of our branch network and other assets. We may close or sell certain branches and restructure or reduce our remaining branches and work force. These actions could lead to losses on assets, expense to reconfigure stores and loss of customers in certain markets. As a result, our business, financial condition or results of operations may be adversely affected.
As a community bank, our ability to maintain our reputation is critical to the success of our business, and the failure to do so may materially adversely affect our performance.
We are a community bank, and our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring, and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our clients, and caring about our clients and associates. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results may be materially adversely affected. Further, negative public opinion can expose us to litigation and regulatory action as we seek to implement our growth strategy.
Agricultural lending and volatility in commodity prices may adversely affect our financial condition and results of operations.
At December 31, 2018, agricultural loans, including agricultural real estate and operating loans, were $23.9 million, or 1.8% of our total loan portfolio. Agricultural lending involves a greater degree of risk and typically involves higher principal amounts than other types of loans. Repayment is dependent upon the successful operation of the business, which is greatly dependent on many things outside the control of either us or the borrowers. These factors include adverse weather conditions that prevent the planting of a crops or limit crop yields (such as hail, drought, fires and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including tariffs, changes in price supports, subsidies and environmental regulations). Volatility in commodity prices could adversely impact the ability of borrowers in these industries to perform under the terms of their borrowing arrangements with us, and as a result, a severe and prolonged decline in commodity prices may adversely affect our financial condition and results of operations. It is also difficult to project future commodity prices as they are dependent upon many different factors beyond our control. In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. Consequently, agricultural loans may involve a greater degree of risk than other types of loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment (some of which is highly specialized with a limited or no market for resale), or assets such as livestock or crops. In such cases, any repossessed collateral for a defaulted agricultural operating loan my not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation or because the assessed value of the collateral exceeds the eventual realization value.
Another factor that could have a major impact on the agricultural industry involves water availability and distribution rights. If the amount of water available to agriculture becomes increasingly scarce due to drought and/or diversion to other uses, farmers may not be able to continue to produce agricultural products at a reasonable profit, which has the potential to force many out of business. Such conditions have affected and may continue to adversely affect our borrowers and, by extension, our business, and if general agricultural conditions decline our level of nonperforming assets could increase.
Adverse weather or manmade events could negatively affect our markets or disrupt our operations.
A significant portion of our business is generated in our California and Washington markets, which have been, and may continue to be, susceptible to natural disasters, such as flooding, mudslides, brush fires, earthquakes, droughts and other natural disasters and adverse weather. These natural disasters could negatively impact regional economic conditions, cause a decline in the value or destruction of mortgaged properties and increase the risk of delinquencies, foreclosures, or loss on loans originated by us, damage our banking facilities and offices, and negatively impact our growth strategy. Such weather events could disrupt operations, result in damage to properties, and negatively affect the local economies in the markets where we operate. We cannot predict whether or to what extent damage that may be caused by future weather or manmade events will affect our operations or the economies in our current or future market areas, but such events could negatively impact economic conditions in these regions and result in a decline in local loan demand and loan originations, a decline in the value or destruction of properties securing our loans, and an increase in delinquencies, foreclosures, or loan losses as uninsured property losses, interruptions of our clients’ operations or sustained job interruption or loss may materially impair the ability of borrowers to repay their loans. Our business or results of operations may be adversely affected by these and other negative effects of natural or manmade disasters. Further, severe weather, natural disasters, acts of war or terrorism, and other external events could adversely affect us in a number of ways, including an increase in delinquencies, bankruptcies, or defaults that could result in a higher level of non-performing assets, net charge-offs, and provision for loan losses. A natural disaster or other catastrophic event could, therefore, result in decreased revenue and loan losses that have a material adverse effect on our business, financial condition and results of operations.
We face risks related to our operational, technological and organizational infrastructure.
Our ability to grow and compete is dependent on our ability to build or acquire the necessary operational and technological infrastructure and to manage the cost of that infrastructure as we expand. Operational risk can manifest itself in many ways, such as errors related to failed or inadequate processes, faulty or disabled computer systems, fraud by employees, or outside persons and exposure to external events. As discussed below, we are dependent on our operational infrastructure to help manage these risks. In addition, we are heavily dependent on the strength and capability of our technology systems which we use both to interface with our clients and to manage our internal financial and other systems. Our ability to develop and deliver new products that meet the needs of our existing clients and attract new ones depends on the functionality of our technology systems. Additionally, our ability to run our business in compliance with applicable laws and regulations is dependent on these infrastructures.
The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. Our future success will depend in part upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience as well as to provide secure electronic environments and create additional efficiencies in our operations as we continue to grow and expand our market area. We continuously monitor our operational and technological capabilities and make modifications and improvements when we believe it will be cost effective to do so. In some instances, we may build and maintain these capabilities ourselves. In connection with implementing new operational and technology enhancements or products in the future, we may experience certain operational challenges (e.g. human error, system error, incompatibility, etc.) which could result in us not fully realizing the anticipated benefits from such new technology or require us to incur significant costs to remedy any such challenges in a timely manner. Many of our larger competitors have substantially greater resources to invest in operational and technological infrastructure. As a result, they may be able to offer additional or more convenient products compared to those that we will be able to provide, which would put us at a competitive disadvantage. Accordingly, we may not be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our clients, which could adversely affect our business, financial condition and results of operations.
In addition, the implementation of technological changes and upgrades to maintain current systems and integrate new ones may also cause service interruptions, transaction processing errors and system conversion delays and may cause us to fail to comply with applicable laws. We expect that new technologies and business processes applicable to the banking industry will continue to emerge, and these new technologies and business processes may be better than those we currently use. Because the pace of technological change is high and our industry is intensely competitive, we may not be able to sustain our investment in new technology as critical systems and applications become obsolete or as better ones become available. A failure to successfully keep pace with technological change affecting the financial services industry and failure to avoid interruptions, errors and delays could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents could have a material adverse effect on our business, financial condition and results of operations.
As a bank, we are susceptible to fraudulent activity, information security breaches and cybersecurity related incidents that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Information security breaches and cybersecurity related incidents may include fraudulent or unauthorized access to systems used by us or our clients, denial or degradation of service attacks, and malware or other cyber attacks. There continues to be a rise in electronic fraudulent activity, security breaches and cyber attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. Consistent with industry trends, we have also experienced an increase in attempted electronic fraudulent activity, security breaches and cybersecurity related incidents in recent periods. Moreover, in recent periods, several large corporations, including financial institutions and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their clients and employees and subjecting them to potential fraudulent activity. We are not aware that we have experienced any material misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information as a result of a cyber security breach or other act, however, some of our clients may have been affected by these breaches, which could increase their risks of identity theft, credit card fraud and other fraudulent activity that could involve their accounts with us.
The secure maintenance and transmission of confidential information, as well as execution of transactions over the networks and systems maintained by us, our clients and third party vendors, such as our online banking or reporting systems, are essential to protect us and our clients against fraud and security breaches and to maintain the confidence of our clients. Breaches of information security also may occur through intentional or unintentional acts by those having access to our systems or our clients’ or counterparties’ confidential information, including employees. Furthermore, our cardholders use their debit and credit cards to make purchases from third parties or through third party processing services. As such, we are subject to risk from data breaches of such third party’s information systems or their payment processors. Such a data security breach could compromise our account information. We may suffer losses associated with reimbursing our clients for such fraudulent transactions on clients’ card accounts, as well as for other costs related to data security breaches, such as replacing cards associated with compromised card accounts.
In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, and vulnerabilities in third party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions. Although we have developed and continue to invest in systems and processes that are designed to detect and prevent security breaches and cyber attacks and periodically test our security, a breach of our systems could result in losses to us or our clients, our loss of business and/or clients, damage to our reputation, the incurrence of additional expenses, disruption to our business, our inability to grow our online services or other businesses, additional regulatory scrutiny or penalties, or our exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.
We depend on information technology and telecommunications systems of third parties, and any systems failures, interruptions or data breaches involving these systems could adversely affect our operations and financial condition.
We rely heavily on third party service providers for much of our communications, information, operating and financial control systems technology, including client relationship management, internet banking, website, general ledger, deposit, loan servicing and wire origination systems. Any failure or interruption or breach in security of these systems could result in failures or interruptions in our client relationship management, internet banking, website, general ledger, deposit, loan servicing and/or wire origination systems.
We cannot assure you that such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. The Company may not be insured against all types of losses as a result of third party failures and insurance coverage may be inadequate to cover all losses resulting from system failures or other disruptions. If any of our third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to locate alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Any of these circumstances could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Additionally, the bank regulatory agencies expect financial institutions to be responsible for all aspects of our vendors’ performance, including aspects which they delegate to third parties. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and clients, or cyber attacks or security breaches of the networks, systems or devices that our clients use to access our products and services could result in client attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.
We are subject to certain operational risks, including, but not limited to, client or employee fraud and data processing system failures and errors.
Employee errors and employee and client misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our clients or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence.

We maintain a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors and client or employee fraud. If our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.
If our enterprise risk management framework is not effective at mitigating risk and loss to us, we could suffer unexpected losses.
Our enterprise risk management framework seeks to achieve an appropriate balance between risk and return, which is critical to optimizing shareholder value. We have established processes and procedures intended to identify, measure, monitor, report, analyze and control the types of risk to which we are subject. These risks include liquidity risk, credit risk, market risk, interest rate risk, operational risk, legal and compliance risk, and reputational risk, among others. We also maintain a compliance program to identify, measure, assess, and report on our adherence to applicable laws, policies and procedures. While we assess and improve these programs on an ongoing basis, there can be no assurance that our risk management or compliance programs, along with other related controls, will effectively mitigate all risk and limit losses in our business. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. Any failure or circumvention of our controls, processes and procedures or failure to comply with regulations related to controls, processes and procedures could necessitate changes in those controls, processes and procedures, which may increase our compliance costs, divert management attention from our business or subject us to regulatory actions and increased regulatory scrutiny. If our framework is not effective, we could suffer unexpected losses and our business, financial condition and results of operations could be materially and adversely affected. We could also be subject to potentially adverse regulatory consequences.
Changes in accounting standards could materially impact our financial statements.
From time to time, the FASB or the SEC may change the financial accounting and reporting standards that govern the preparation of our financial statements. Such changes may result in us being subject to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators, outside auditors or management) may change their interpretations or positions on how these standards should be applied. These changes may be beyond our control, can be hard to predict, and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, or apply an existing standard differently, also retrospectively, in each case resulting in our needing to revise or restate prior period financial statements.
A change in the tax laws relating to like-kind exchanges could adversely affect our business.
We offer escrow services and facilitate tax-deferred commercial exchanges under Section 1031 of the Code to generate non-interest income and low cost deposits. As of December 31, 2018, deposit balances associated with these operations totaled $25.3 million.
Section 1031 of the Code provides for tax-free exchanges of real property for other real property. Legislation has been proposed on several occasions that would repeal or restrict the application of Section 1031. Any repeal or significant change in the tax rules pertaining to like-kind exchanges could adversely affect results of operations.
Changes in management’s estimates and assumptions may have a material impact on our consolidated financial statements and our financial condition or operating results.
In preparing this annual report as well as other periodic reports we are required to file under the Securities Exchange Act of 1934, including our consolidated financial statements, our management is and will be required under applicable rules and regulations to make estimates and assumptions as of a specified date. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Critical accounting policies requiring significant estimates and assumptions by management include our policies related to the allowance for loan losses, securities, purchased credit impaired (“PCI”) loans, business combinations, loan sales and servicing of financial assets, goodwill and income taxes. For more information, see Note 1 — Organization and Significant Accounting Policies of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.
We are an “emerging growth company,” and the reduced regulatory and reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.
We are an “emerging growth company,” as described in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of reduced regulatory and reporting requirements that are otherwise generally applicable to public companies. These include, without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced financial reporting requirements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments. As a result, our stockholders may not have access to certain information that they may deem important. The JOBS Act also permits an emerging growth company to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. This election allows a company to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.
We have elected to, and expect to continue to, take advantage of certain of these and other exemptions, including the extended transition period to comply with new or revised accounting standards applicable to public companies, for so long as we are an emerging growth company. Our status as an emerging growth company will continue until December 31, 2023, unless before such date (i) our annual gross revenues exceed $1.07 billion, (ii) we issue more than $1.0 billion in non-convertible debt in a three-year period, or (iii) the market value of our common stock held by non-affiliates exceeds $700.0 million as of any June 30, in which case we would no longer be an emerging growth company as of the following December 31.
Investors and securities analysts may find it more difficult to evaluate our common stock because we may rely on one or more of these exemptions and, as a result, investors may find our common stock less attractive, which may result in a less active trading market, increased volatility in our stock price and a lack of investor confidence, which may adversely affect the market price of our common stock. In addition, as a result of our election take advantage of the extended transition period to comply with new or revised accounting standards applicable to public companies, our consolidated financial statements may not be comparable to companies that comply with these accounting standards as of the public company effective dates. Because our consolidated financial statements may not be comparable to companies that comply with public company effective dates, investors may have difficulty evaluating or comparing our business, financial results or prospects in comparison to other public companies.
Anti-takeover laws and certain agreements and charter provisions may adversely affect share value.
Certain provisions of state and federal law and our articles of incorporation may make it more difficult for someone to acquire control of the Company. Under federal law, subject to certain exemptions, a person, entity, or group must notify the federal banking agencies before acquiring 10% or more of the outstanding voting stock of a bank holding company, including the Company’s shares. Banking agencies review the acquisition to determine if it will result in a change of control. The banking agencies have 60 days to act on the notice, and take into account several factors, including the resources of the acquiror and the antitrust effects of the acquisition. There also are California statutory provisions and provisions in our articles of incorporation that may be used to delay or block a takeover attempt. As a result, these statutory provisions and provisions in our articles of incorporation could result in the Company being less attractive to a potential acquiror.
Risks Related to the Regulation of Our Industry
We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations that could increase our costs of operations.
The banking industry is extensively regulated. Federal banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a company’s shareholders. These regulations may sometimes impose significant limitations on our operations. The significant federal and state banking regulations that affect us are described in this report under the heading “Item 1. Business-Supervision and Regulation”. These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Any new regulation or legislation, change in existing regulation or oversight, whether a change in regulatory policy or a change in a regulator’s interpretation of a law or regulation, could have a material impact on our operations, increase our costs of regulatory compliance and of doing business and adversely affect our profitability.
Many of our new activities and expansion plans require regulatory approvals, and failure to obtain them may restrict our growth.
We intend to complement and expand our business by pursuing strategic acquisitions of financial institutions and other complementary businesses. Generally, we must receive state and federal regulatory approval before we can acquire an FDIC-insured depository institution or related business. In determining whether to approve a proposed acquisition, federal banking regulators will consider, among other factors, the effect of the acquisition on competition, our financial condition, our future prospects, and the impact of the proposal on U.S. financial stability. The regulators also review current and projected capital ratios and levels, the competence, experience and integrity of management and its record of compliance with laws and regulations, the convenience and needs of the communities to be served (including the acquiring institution’s record of compliance under the CRA) and the effectiveness of the acquiring institution in combating money laundering activities. Such regulatory approvals may not be granted on terms that are acceptable to us, or at all. We may also be required to sell branches as a condition to receiving regulatory approval, which condition may not be acceptable to us or, if acceptable to us, may reduce the benefit of any acquisition.
We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.
The Bank Secrecy Act, USA Patriot Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and to file reports such as suspicious activity reports and currency transaction reports. We are required to comply with these and other anti-money laundering requirements. The federal banking agencies and Financial Crimes Enforcement Network are authorized to impose significant civil money penalties for violations of those requirements and have recently engaged in coordinated enforcement efforts against banks and other financial services providers with the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the denial of regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans.
Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.
We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and we could be negatively affected by these laws. For example, our business is subject to the Gramm-Leach-Bliley Act which, among other things (i) imposes certain limitations on our ability to share nonpublic personal information about our clients with nonaffiliated third parties, (ii) requires that we provide certain disclosures to clients about our information collection, sharing and security practices and afford clients the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions) and (iii) requires that we develop, implement and maintain a written comprehensive information security program containing appropriate safeguards based on our size and complexity, the nature and scope of our activities and the sensitivity of client information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Moreover, legislators and regulators in the United States are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information and some of our current or planned business activities. This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives. This includes increased privacy related enforcement activity at the federal level, by the Federal Trade Commission and the CFPB, as well as at the state level, such as with regard to mobile applications.
Compliance with current or future privacy, data protection and information security laws (including those regarding security breach notification) affecting client or employee data to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions and damage to our reputation, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal executive offices are located at 500 Ygnacio Valley Road, Suite 200, Walnut Creek, California 94596. Including our principal executive offices, we currently operate a total of 22 full service banking branches consisting of branch offices in Northern and Southern California, Seattle, Washington and Central New Mexico. In addition, we have one loan production office in Los Angeles, California. Many of our branches are equipped with automated teller machines and drive through facilities. We believe all of our facilities are suitable for our operational needs.
The following table summarizes pertinent details of our principal executive offices and branches, as of December 31, 2018.
Office Location	Owned/Leased
San Francisco Bay Area, California
500 Ygnacio Valley Road, Suite 130, 200, 350 and 390, Walnut Creek, CA	Leased
3895 E. Castro Valley, Suite A, Castro Valley, CA	Leased
700 E. El Camino Real, Suite 110, Mountain View, CA	Leased
960 School Street, Napa, CA	Leased
100 Hegenberger Rd, Oakland, CA	Owned
465 Main Street, Pleasanton, CA	Leased
2300 First Street, Suite 100, Livermore, CA	Leased
2 Harrison Street, Suite 158, San Francisco, CA	Leased
2250 N. First Street, Suite 102, San Jose, CA	Leased

Office Location	Owned/Leased
Central Valley, California
22 West Yokuts Avenue, Stockton, CA	Leased
4426 E. Waterloo Road, Stockton, CA	Leased
2815 J Street, Sacramento, CA	Leased
Southern California
330 N. Brand Blvd., Suite 120, Glendale, CA	Leased
3750 Kilroy Airway Way, Suite 130, Long Beach, CA	Leased
3530 Wilshire Blvd., Suite 1400, Los Angeles, CA	Leased
Washington
14900 Interurban Ave. S., Suite 150, Seattle, WA	Leased
520 Pike Street, Suite 2750, Seattle, WA	Leased
New Mexico
1500 Mercantile Avenue NE, Albuquerque, NM	Owned
6000 Montgomery Blvd NE, Albuquerque, NM	Owned
19339 Highway 314, Belen, NM	Owned
2199 Main Street SE, Los Lunas, NM	Owned
307 West Broadway, Mountainair, NM	Owned
394 Rio Communities Blvd, Belen, NM	Owned
Item 3. Legal Proceedings
Periodically, there have been various claims and lawsuits involving the Company, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Company’s business. The Company is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Company.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
General.   Our common stock, since May 4, 2018, is listed on the NASDAQ Global Select Market under the symbol “BCML”. Prior to our listing on the NASDAQ Global Select Market on May 4, 2018, our common stock was traded on the OTCQB, Over the Counter Marketplace, under the symbol “BCML”. At December 31, 2018, we had approximately 1,221 shareholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 10,869,275 outstanding shares of common stock.
Stock Repurchases.   There were no stock repurchases by the Company for the year ended December 31, 2018.
Equity Compensation Plan Information.   The equity compensation plan information presented under subparagraph (d) in Part III, Item 12 of this report is incorporated herein by reference.
Performance Graph.   Our shares of common stock began trading on the NASDAQ Global Select Market on May 4, 2018. Accordingly, no comparative stock performance information is available for periods ending prior to this date. The performance graph below compares the Company’s cumulative shareholder return on its common stock since the inception of trading on May 4, 2018, to the cumulative total return of the NASDAQ Composite Index and the SNL U.S. Bank NASDAQ Index for the period indicated. The information presented below assumes $100 was invested on May 4, 2018, in the Company’s common stock and in each of the indices and assumes the reinvestment of all dividends. Historical stock price performance is not necessarily indicative of future stock price performance. Total return assumes the reinvestment of all dividends and that the value of Common Stock and each index was $100 on May 4, 2018.
Source: S&P Global Market Intelligence© 2019
Index Values	5/14/2018	6/30/2018	9/30/2018	12/31/2018
Baycom Corp	100.00	106.68	115.00	99.53
Nasdaq Composite	100.00	101.34	108.57	89.53
SNL U.S. Bank Nasdaq	100.00	96.63	94.06	76.77

Item 6. Selected Financial Data
The following condensed consolidated statements of financial condition and operations and selected performance ratios, as of and for the five years ended December 31, 2018, have been derived from our audited consolidated financial statements. The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statement and Supplementary Data” of this report.
	At December 31,
	2018	2017	2016	2015	2014
	(In thousands, except for per share data)
Selected Financial Condition Data:
Total assets	$1,478,395	$1,245,794	$675,299	$623,304	$504,391
Cash and due from banks	327,561	251,596	130,213	111,391	145,281
Investments, available for sale	99,796	40,505	13,918	23,615	17,540
FHLB and FRB stock, at cost	9,243	7,759	3,923	3,846	2,859
Loans receivable, net	970,189	886,864	504,264	460,208	322,908
Total liabilities	1,277,642	1,127,159	597,236	550,923	446,217
Deposits	1,257,768	1,104,305	590,759	543,304	437,941
Borrowings	8,161	11,387	—	—	6,000
Total equity	200,753	118,635	78,063	72,381	58,174
	For the Years ended December 31,
	2018	2017	2016	2015	2014
Selected Operating Data:
Interest and dividend income	$56,860	$44,253	$29,625	$25,715	$19,637
Interest expense	4,942	4,312	3,074	2,691	2,310
Net interest income before provision for loan loss	51,918	39,941	26,551	23,024	17,327
Provision for loan loss	1,842	462	598	1,412	1,074
Net interest income after provision for loan loss	50,076	39,479	25,953	21,612	16,253
Noninterest income	7,082	4,794	1,358	6,902	3,705
Noninterest expense	36,669	30,124	16,963	19,350	13,063
Income before provision for income tax	20,489	14,149	10,348	9,164	6,895
Provision for income tax	5,996	8,889	4,436	1,712	1,717
Net income	$14,493	$5,260	$5,912	$7,452	$5,178
Per Share Data:
Shares outstanding at end of period	10,869,275	7,496,995	5,472,426	5,493,209	4,875,787
Average diluted shares outstanding	9,692,009	6,520,230	5,449,998	5,466,468	4,740,152
Diluted earnings per share	$1.50	$0.81	$1.09	$1.37	$1.09
Book value per share	18.47	15.82	14.26	13.18	11.93
Tangible book value per share(1)	16.46	13.81	14.12	12.96	11.76
Dividends paid during period	—	—	—	—	—

(1)
We calculate tangible book value per share, a non-GAAP financial measure, by dividing tangible common equity by the number of common shares outstanding. Reconciliations of the GAAP and non-GAAP financial measures are presented below under Non-GAAP Financial Measures.

	At and for the Years Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except for per share data)
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	1.07%	0.51%	0.91%	1.24%	1.13%
Return on average equity	8.28%	5.28%	7.87%	10.36%	10.02%
Yield on earning assets	4.54%	4.59%	4.74%	4.47%	4.55%
Rate paid on average interest bearing liabilities	0.62%	0.65%	0.73%	0.72%	0.89%
Interest rate spread(1)	3.92%	3.94%	4.01%	3.75%	3.66%
Net interest margin(2)	4.15%	4.14%	4.25%	4.00%	3.95%
Dividend payout ratio	—	—	—	—	—
Noninterest expense to average assets	2.78%	2.93%	2.61%	3.21%	2.79%
Average interest earning assets to average interest bearing liabilities	157.80%	144.87%	149.24%	153.08%	148.15%
Efficiency ratio(3)	62.15%	67.34%	60.78%	64.66%	62.11%
Capital Ratios(4):
Tier 1 leverage ratio – Bank	10.04%	8.92%	10.59%	10.59%	10.67%
Common equity tier 1 – Bank	14.63%	12.43%	13.43%	13.30%	15.78%
Tier 1 capital ratio – Bank	14.63%	12.43%	13.43%	13.30%	15.78%
Total capital ratio – Bank	15.17%	12.94%	14.18%	14.13%	16.50%
Equity to total assets at end of period	13.58%	14.68%	11.56%	11.61%	11.53%
Asset Quality Ratios:
Non-performing assets to total assets(5)	0.27%	0.01%	0.28%	0.05%	0.59%
Non-performing loans to total loans	0.32%	0.02%	0.22%	0.07%	0.26%
Allowance for loan losses to non-performing loans	164.32%	2354.75%	343.18%	1152.69%	84.49%
Allowance for loan losses to total loans	0.53%	0.47%	0.74%	0.83%	0.77%
Classified assets (graded substandard and doubtful)	$8,602	$7,017	$7,602	$9,620	$3,325
Total accruing loans 30 – 89 days past due	2,707	1,894	625	499	399
Total loans 90 days past due and still accruing	—	—	230	334	96
Other Data:
Number of full service offices	22	19	10	10	7
Number of full-time equivalent employees	214	158	110	103	78

(1)
Interest rate spread is calculated as the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.

(2)
Net interest margin is calculated as net interest income divided by total average earning assets.

(3)
Calculated by dividing noninterest expense by the sum of net interest income before provision for loan losses plus noninterest income.

(4)
Regulatory capital ratios are for United Business Bank only.

(5)
Nonperforming assets consists of non accruing loans and other real estate owned.

Non-GAAP Financial Measures
Tangible book value per share is a non GAAP financial measure generally used by financial analysts and investment bankers to evaluate financial institutions. For tangible book value, the most directly comparable financial measure calculated in accordance with GAAP is book value. Tangible common shareholders’ equity is calculated by excluding goodwill and core deposit intangibles from shareholders’ equity. Tangible book value per share is calculated by dividing tangible common shareholders’ equity by the number of common shares outstanding. The Company believes that this measure is consistent with the capital treatment by our bank regulatory agencies, which excludes intangible assets from the calculation of risk-based capital ratios and presents this measure to facilitate comparison of the quality and composition of the Company’s capital over time and in comparison, to its competitors. Non GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Further, this non GAAP financial measure of tangible book value per share should not be considered in isolation or as a substitute for book value per share or total shareholders’ equity determined in accordance with GAAP and may not be comparable to a similarly titled measure reported by other companies.
The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and compares book value per common share to tangible book value per common share (dollars in thousands, except per share data).
	Years ended December 31,
Tangible Common Equity	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Total shareholders’ equity	$200,753	$118,635	$78,063	$72,381	$58,174
Less:
Core deposit intangibles	(7,205)	(4,772)	(802)	(1,201)	(812)
Goodwill	(14,594)	(10,365)	—	—	—
Tangible common equity	178,954	103,498	77,261	71,180	57,362
Common shares outstanding	10,869,275	7,496,995	5,472,426	5,493,209	4,875,787
Book value per common share (GAAP)	$18.47	$15.82	$14.26	$13.18	$11.93
Tangible book value per common share (non GAAP)	$16.46	$13.81	$14.12	$12.96	$11.76
Item 7. Management’s Discussion and Analysis Of Financial Condition and Results Of Operations
This discussion and analysis reviews our consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the Consolidated Financial Statements and footnotes thereto that appear in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K. The information contained in this section should be read in conjunction with these Consolidated Financial Statements and footnotes and the business and financial information provided in this Form 10-K. Unless otherwise indicated, the financial information presented in this section reflects the consolidated financial condition and results of operations of BayCom Corp and its subsidiary, United Business Bank. Because we conduct all of our material business operations through the Bank, the entire discussion relates to activities primarily conducted by the Bank.
History and Overview
BayCom is a bank holding company headquartered in Walnut Creek, California. The Company’s wholly owned banking subsidiary, United Business Bank, provides a broad range of financial services primarily to businesses and business owners, as well as individuals, through our network of 22 full service branches located in Northern, Central and Southern California, Seattle, Washington and Central New Mexico.

Since 2010, we have completed a series of six acquisitions with aggregate total assets of approximately $1.1 billion and total deposits of approximately $904.1 million, including three since 2017, and currently have one pending acquisition. We have sought to integrate the banks we acquire into our existing operational platform and enhance shareholder value through the creation of efficiencies within the combined operations. Since 2017, our acquisitions include:
•
In April 2017, we acquired United Business Bank, FSB, headquartered in Oakland, California, our largest acquisition to date. The United Business Bank acquisition increased our assets by approximately $473.1 million, increased our deposits by approximately $428.0 million, consisting primarily of lower cost stable core deposits from a strong network of relationships with labor unions, and provided us with nine full-service banking offices in Albuquerque, New Mexico; Long Beach, Oakland, Sacramento, San Francisco, San Jose and Glendale, California; and Seattle, Washington. Two of the branches we acquired in the United Business Bank, FSB, acquisition were consolidated into other branches, one in January 2017 and one in April 2018.

•
In November 2017, we acquired Plaza Bank, which had one branch located in Seattle, Washington. At the time of the acquisition, Plaza Bank had total assets of approximately $75.8 million and deposits of $54.2 million.

•
In November 2018, we acquired BFC, the bank holding company for MyBank, headquartered in Belin, New Mexico. MyBank operated through five branches serving central New Mexico. At the time of acquisition, MyBank had $157.8 million in total assets and $135.5 million in deposits.

•
On December 7, 2018, we entered into an agreement to acquire Uniti and its wholly owned subsidiary, Uniti Bank. Uniti Bank serves the Los Angeles and Orange County communities in Southern California through three branches. At December 31, 2018, Uniti had approximately $345.8 million in total consolidated assets, $267.4 million in total consolidated loans, $295.9 million in total consolidated deposits and $47.7 million in stockholders’ equity.

We completed our IPO of our common stock on May 8, 2018, where we sold an aggregate of 3,278,900 shares of our common stock at a price to the public of  $22.00 per share. Net proceeds to the Company were approximately $66.8 million. Our common stock began trading on the NASDAQ Global Select Market on May 4, 2018 under the ticker symbol “BCML.”
Our principal objective is to continue to increase shareholder value and generate consistent earnings growth by expanding our commercial banking franchise through both strategic acquisitions and organic growth. We believe our strategy of selectively acquiring and integrating community banks has provided us with economies of scale and improved our overall franchise efficiency. We expect to continue to pursue strategic acquisitions and believe our targeted market areas present us with many and varied acquisition opportunities. We are also focused on continuing to grow organically and believe the markets in which we operate currently provide meaningful opportunities to expand our commercial client base and increase our current market share. We believe our geographic footprint, which includes the San Francisco Bay Area and the metropolitan markets of Los Angeles and Seattle and other community markets including Albuquerque, New Mexico, provides us with access to low cost, stable core deposits in community markets that we can use to fund commercial loan growth. We strive to provide an enhanced banking experience for our clients by providing them with a comprehensive suite of sophisticated banking products and services tailored to meet their needs, while delivering the high-quality, relationship-based client service of a community bank. At December 31, 2018, the Company, on a consolidated basis, had assets of $1.5 billion, deposits of $1.3 billion and shareholders’ equity of $200.8 million.
We continue to focus on growing our commercial loan portfolios through acquisitions as well as organic growth. At December 31, 2018, we had $975.7 million in total loans, excluding loans held for sale. Of this amount $393.8 million, or 40.6%, consisted of loans we acquired (all of which were recorded to their estimated fair values at the time of acquisition), and $581.9 million, or 59.6%, consisted of loans we originated.
The profitability of our operations depends primarily on our net interest income after provision for loan losses, which is the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities less the provision for loan losses. The provision for loan losses is dependent on changes in our loan portfolio and management’s assessment of the collectability of our loan portfolio, as well as prevailing economic and market conditions. Our net income is also affected by noninterest income and noninterest expenses. Noninterest income consists of, among other things: (i) service charges on loans and deposits; (ii) gain on sale of loans; and (iii) other noninterest income. Noninterest expense includes, among other things: (i) salaries and related benefits; (ii) occupancy and equipment expense; (iii) data processing; (iv) FDIC and state assessments; (v) outside and professional services; (vi) amortization of intangibles; and (vii) other general and administrative expenses. Noninterest income and noninterest expenses are impacted by the growth of our banking operations and growth in the number of loan and deposit accounts both organically and through strategic acquisitions.
Business Strategy
Our strategy is to continue to make strategic acquisitions of financial institutions within the Western United States, grow organically and preserve our strong asset quality through disciplined lending practices. We seek to achieve these results by focusing on the following:
•
Strategic Consolidation of Community Banks.   We believe our strategy of selectively acquiring and integrating community banks has provided us with economies of scale and improved our overall franchise efficiency. We expect to continue to pursue strategic acquisitions of financial institutions and believe our target market areas present us with numerous acquisition opportunities as many of these financial institutions will continue to be burdened and challenged by new and more complex banking regulations, resource constraints, competitive limitations, rising technological and other business costs, management succession issues and liquidity concerns. In addition, we believe that the breadth of our operating experience and successful track record of integrating prior acquisitions increases the potential acquisition opportunities available to us.

Despite the significant number of opportunities, we intend to continue to employ a disciplined approach to our acquisition strategy and only seek to identify and partner with financial institutions that possess attractive market share, low-cost deposit funding and compelling noninterest income generating businesses. Our disciplined approach to acquisitions, consolidations and integrations, includes the following: (i) selectively acquiring community banking franchises only at appropriate valuations, after taking into account risks that we perceive with respect to the targeted bank; (ii) completing comprehensive due diligence and developing an appropriate plan to address any legacy credit problems of the targeted institution; (iii) identifying an achievable cost savings estimate; (iv) executing definitive acquisition agreements that we believe provide adequate protections to us; (v) installing our credit procedures, audit and risk management policies and procedures, and compliance standards upon consummation of the acquisition; (vi) collaborating with the target’s management team to execute on synergies and cost saving opportunities related to the acquisition; and (vii) involving a broader management team across multiple departments in order to help ensure the successful integration of all business functions. We believe this approach allows us to realize the benefits of the acquisition and consolidation will lead to organic growth opportunities for us following the integration of businesses we acquire. We also expect to continue to manage our branch network in order to ensure effective coverage for clients while minimizing any geographic overlap and driving corporate efficiency.
•
Enhance the Performance of the Banks We Acquire.   We strive to successfully integrate the banks we acquire into our existing operational platform and enhance shareholder value through the creation of efficiencies within the combined operations. We seek to realize operating efficiencies from our recently completed acquisitions by utilizing technology to streamline our operations. We continue to centralize the back office functions of our acquired banks, as well as realize cost savings through the use of third party vendors and technology, in order to take advantage of economies of scale as we continue to grow. We intend to focus on initiatives that we believe will provide opportunities to enhance earnings, including the continued rationalization of our retail banking footprint through the evaluation of possible branch consolidations or opportunities to sell branches.

•
Focus on Lending Growth in Our Metropolitan Markets While Increasing Deposits in Our Community Markets.   Our banking footprint has given us experience operating in small communities and large cities. We believe that our presence in smaller communities gives us a relatively stable source of low cost core deposits, while our more metropolitan markets represents strong long term growth opportunities to expand our commercial client base and increase our current market share through organic growth. In acquiring United Business Bank, FSB in 2017, we acquired a large deposit base from the local and regional unionized labor community. As of December 31, 2018, our top ten depositors, which included five labor unions and accounted for roughly 11.5% of our deposits. At that date, nearly 31.7% of our deposit base was comprised of noninterest bearing demand deposit accounts, significantly lowering our aggregate cost of funds.

•
Our team of seasoned bankers represents an important driver of our organic growth by expanding banking relationships with current and potential clients.   We expect to continue to make opportunistic hires of talented and entrepreneurial bankers, to further augment our growth. Our bankers are incentivized to increase the size of their loan and deposit portfolios and generate fee income while maintaining strong credit quality. We also seek to cross sell our various banking products, including our deposit products, to our commercial loan clients, which we believe provides a basis for expanding our banking relationships as well as a stable, low cost deposit base. We believe we have built a scalable platform that will support our growth and will continue to allow us to efficiently and effectively manage our anticipated growth in the future, both organically and through acquisitions. We also intend to implement a new core processing system to further enhance our acquisition ability.

•
Preserve Our Asset Quality Through Disciplined Lending Practices.   Our approach to credit management uses well defined policies and procedures, disciplined underwriting criteria and ongoing risk management. We believe we are a competitive and effective commercial lender, supplementing ongoing and active loan servicing with early stage credit review provided by our bankers. This approach has allowed us to maintain loan growth with a diversified portfolio of assets. We believe our credit culture supports accountability amongst our bankers, who maintain an ability to expand our client base as well as make sound decisions for our Company. As of December 31, 2018, our ratio of nonperforming assets to total assets was 0.27% and our ratio of nonperforming loans to total loans was 0.32%. In the 15 years since our inception, which timeframe includes the recent recession in the U.S., we have cumulative net charge-offs of $6.9 million. We believe our success in managing asset quality is illustrated by our aggregate net charge-off history.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP. The JOBS Act permits us an extended transition period for complying with new or revised accounting standards affecting public companies. We have elected to take advantage of this extended transition period, which means that the financial statements included in this annual report on Form 10-K, as well as any financial statements that we file in the future, will not be subject to all new or revised accounting standards generally applicable to public companies for the transition period for so long as we remain an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period under the JOBS Act.
The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. The following represent our critical accounting policies:
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
Estimated expected cash flows related to purchased credit impaired loans.   Loans purchased with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. In situations where such PCI loans have similar risk characteristics, loans may be aggregated into pools to estimate cash flows. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation.
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
Business combinations.   We apply the acquisition method of accounting for business combinations. Under the acquisition method, the acquiring entity in a business combination recognizes all of the identifiable assets acquired and liabilities assumed at their acquisition date fair values. Management utilizes prevailing valuation techniques appropriate for the asset or liability being measured in determining these fair values. Any excess of the purchase price over amounts allocated to assets acquired, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. Where amounts allocated to assets acquired and liabilities assumed is greater than the purchase price, a bargain purchase gain is recognized. Acquisition related costs are expensed as incurred unless they are directly attributable to the issuance of the Company’s common stock in a business combination.
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
Goodwill.   Our goodwill resulted from our acquisitions of United Business Bank, FSB, Plaza Bank and MyBank. Goodwill is reviewed for impairment annually and more often if an event occurs or circumstances change that might indicate the recorded value of the goodwill is more than its implied value. Such indicators may include, among others: a significant adverse change in legal factors or in the general business climate; significant decline in the Company’s stock price and market capitalization; unanticipated competition; and an adverse action or assessment by a regulator. Any adverse changes in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our financial condition and results of operations.
The testing for impairment may begin with an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that the fair value of goodwill is less than carrying value. The qualitative assessment includes adverse events or circumstances identified that could negatively affect the reporting unit’s fair value as well as positive and mitigating events. When required, the goodwill impairment test involves a two step process. The first test for goodwill impairment is done by comparing the reporting unit’s aggregate fair value to its carrying value. Absent other indicators of impairment, if the aggregate fair value exceeds the carrying value, goodwill is not considered impaired and no additional analysis is necessary. If the carrying value of the reporting unit were to exceed the aggregate fair value, a second test would be performed to measure the amount of impairment loss, if any. To measure any impairment loss the implied fair value would be determined in the same manner as if the reporting unit were being acquired in a business combination. If the implied fair value of goodwill is less than the recorded goodwill, an impairment charge would be recorded for the difference. For the year ended December 31, 2018, we completed step one of the two step process of the goodwill impairment test. Based on the results of the test, we concluded that the reporting unit’s fair value was greater than its carrying value and there was no impairment of goodwill.
Comparison of Financial Condition at December 31, 2018 and 2017
Total assets.   Total assets increased $232.6 million, or 18.7%, to $1.5 billion at December 31, 2018 from $1.2 billion at December 31, 2017. The increase was primarily due to a $84.3 million, or 9.5%, increase in total loans receivable, net, a $65.1 million, or 130.3%, increase in investment securities and $73.7 million, or 29.5%, increase in cash and cash equivalents. The increase was primarily the result of the BFC acquisition in November 2018, the $66.7 million we receive from our IPO in May 2018, and organic growth.
Cash and cash equivalents.   Cash and cash equivalents increased $73.7 million, or 29.5%, to $323.6 million at December 31, 2018 from $249.9 million at December 31, 2017. The increase was primarily due to cash received from our IPO, the BFC acquisition, and an increase in client deposits. We invest our excess cash in marketable securities until such funds are needed to support loan growth or other operating or strategic initiatives.
Securities.   Our investment policy is established by the Board of Directors and monitored by the board’s risk committee. It is designed primarily to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complements our lending activities. The policy dictates the criteria for classifying securities as either available for sale or held to maturity. The policy permits investment in various types of liquid assets permissible under applicable regulations, which include U.S. Treasury obligations, U.S. Government agency obligations, some certificates of deposit of insured banks, mortgage backed and mortgage related securities, corporate notes and municipal bonds. Investment in non-investment grade bonds and stripped mortgage-backed securities is not permitted under the policy.
Investment securities, all of which are classified as available-for-sale, increased $59.3 million, or 148.4%, to $99.8 million at December 31, 2018 from $40.5 million at December 31, 2017. The increase was primarily due to the purchases of  $41.4 million of new securities as we started to deploy excess cash and the acquisition of  $56.2 million of securities from BFC, of which, $26.3 million was subsequently sold. These increases were partially offset by $12.1 million of maturities and repayment of securities, in addition to routine amortization of investment premiums and discounts.
The following table sets forth the amortized cost and fair value of available-for-sale securities by type as of the dates indicated. At December 31, 2018, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies or United States Government Sponsored Enterprises.
	At December 31,
	2018		2017		2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
U.S. Treasuries	$984	$985	$—	$—	$1,008	$1,006
U.S. Government Agencies	13,761	13,765	6,984	6,971	5,358	5,377
Municipal securities	19,604	19,503	15,910	16,047	4,003	4,081
Mortgage-backed securities	49,565	49,602	9,621	9,740	1,666	1,684
Collateralized mortgage obligations	4,705	4,717	1,758	1,750	1,732	1,770
SBA securities	4,300	4,241	5,929	5,997	—	—
Corporate bonds	7,016	6,983	—	—	—	—
Total	$99,935	$99,796	$40,202	$40,505	$13,767	$13,918

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our available for sale investment securities as of December 31, 2018. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Yields are calculated on a pre-tax basis.
	Amount Due or Repricing Within:
	One Year or Less		Over One to Five Years		Over Five to Ten Years		Over Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
U.S. Treasuries	$984	2.78%	$—	—	$—	—	$—	—	$984	2.78%
U.S. Government Agencies	5,236	2.12%	8,525	2.77%	—	—		—	13,761	2.50%
Municipal securities	2,540	1.65%	7,497	2.09%	7,572	2.80%	1,995	3.77%	19,604	2.36%
Mortgage-backed securities	2,047	1.83%	13,606	2.96%	4,388	4.19%	29,524	3.70%	49,565	3.21%
Collateralized mortgage obligations	—	—	—	—	869	2.96%	3,836	2.96%	4,705	2.96%
SBA securities	—	—	—	—	1,836	3.48%	2,464	4.17%	4,300	3.71%
Corporate bonds	3,485	2.68%	3,531	3.08%	—	—	—	—	7,016	2.90%
Total	$14,292	2.21%	$33,159	2.73%	$14,665	3.36%	$37,819	2.73%	$99,935	2.92%

Loans, net.   We originate a wide variety of loans with a focus on commercial real estate loans and commercial and industrial loans. Loans receivable, net of allowance for loan losses, increased $83.3 million, or 9.4%, to $970.2 million at December 31, 2018, from $886.9 million at December 31, 2017. The increase in loans receivable was primarily due the $75.4 million of loans acquired in connection with the BFC acquisition. We also sold $37.8 million of the guaranteed portion of U.S. Small Business Administration (“SBA”) loans during 2018.
The following table provides information about our loan portfolio by type of loan, with PCI loans presented as a separate balance, at the dates presented.
	As of December 31,
	2018		2017		2016		2015		2014
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Commercial and industrial	$121,853	12.5%	$113,778	12.8%	$70,987	14.0%	$71,357	15.4%	$71,248	21.9%
Real estate:
Residential	100,915	10.3%	83,486	9.4%	30,498	6.0%	27,938	6.0%	25,312	7.8%
Multifamily residential	112,958	11.6%	113,759	12.8%	38,235	7.5%	36,778	7.9%	8,233	2.5%
Owner occupied CRE	270,204	27.7%	249,062	27.9%	145,200	28.6%	126,413	27.2%	80,813	24.8%
Nonowner occupied CRE	308,045	31.6%	293,332	32.9%	194,961	38.4%	174,007	37.5%	124,981	38.4%
Construction and land	47,069	4.8%	22,720	2.5%	19,745	3.8%	17,086	3.7%	12,548	3.9%
Total real estate	839,191	86.0%	762,359	85.5%	428,639	84.3%	382,222	82.3%	251,887	77.3%
Consumer	1,847	0.2%	1,096	0.1%	1,317	0.3%	967	0.2%	452	0.1%
PCI loans	12,804	1.3%	14,315	1.6%	7,407	1.4%	9,854	2.1%	2,112	0.6%
Total loans	975,695	100.0%	891,548	100.0%	508,350	100.0%	464,400	100.0%	325,699	100.0%
Deferred loan fees and costs, net	(366)		(469)		(311)		(342)		(292)
Allowance for loan losses	(5,140)		(4,215)		(3,775)		(3,850)		(2,500)
Loans, net	$970,189		$886,864		$504,264		$460,208		$322,907

The following table shows at December 31, 2018, the geographic distribution of our loan portfolio in dollar amounts and percentages.
	San Francisco Bay Area(1)		Other California		Total in State of California		All Other States(2)		Total
	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category
	(Dollars in thousands)
Commercial and industrial	$52,093	10.0%	$27,018	13.2%	$79,111	10.9%	$42,744	17.0%	$121,855	12.5%
Real estate:
Residential	$59,722	11.5%	$9,281	4.5%	$69,003	9.5%	$33,705	13.4%	$102,708	10.5%
Multifamily residential	75,632	14.6%	17,872	8.7%	93,504	12.9%	23,678	9.4%	117,181	12.0%
Owner occupied CRE	157,767	30.4%	57,217	28.0%	214,984	29.7%	57,687	22.9%	272,672	27.9%
Nonowner occupied	156,934	30.2%	78,143	38.2%	235,077	32.5%	77,052	30.6%	312,130	32.0%
Construction and land	17,605	3.4%	14,401	7.0%	32,006	4.4%	15,297	6.1%	47,302	4.8%
Total real estate	$467,660		$176,914		$644,574		$207,419		$851,993
Consumer	21	0.0%	561	0.3%	582	0.1%	1,265	0.5%	1,847	0.2%
Total loans	$519,774		$204,493		$724,267		$251,428		$975,695

(1)
Includes Alameda, Contra Costa, Solano, Napa, Sonoma, Marin, San Francisco, San Joaquin, San Mateo and Santa Clara counties.

(2)
Includes loans located in the states of New Mexico, Washington and other states. At December 31, 2018, loans in New Mexico and Washington totaled $166.8 million and $85.1 million, respectively.

The following table provides information about our loan portfolio segregated by legacy and acquired loans at the dates presented.
	As of December 31,
	2018			2017			2016
	Legacy	Acquired	Total	Legacy	Acquired	Total	Legacy	Acquired	Total
	(In thousands)
Commercial and industrial	$90,946	$30,907	$121,853	$76,938	$37,435	$114,373	$67,925	$3,062	$70,987
Real estate:
Residential	24,053	76,862	100,915	19,771	63,715	83,486	24,494	6,004	30,498
Multifamily residential	41,073	71,886	112,958	34,041	79,718	113,759	35,334	2,901	38,235
Owner occupied CRE	170,599	99,605	270,204	150,419	101,293	251,712	112,247	32,953	145,200
Nonowner occupied CRE	220,471	87,574	308,045	195,670	97,662	293,332	174,499	20,462	194,961
Construction and land	34,188	12,881	47,069	17,028	5,692	22,720	19,010	735	19,745
Total real estate	490,384	348,808	839,191	416,929	348,080	765,009	365,584	63,055	428,639
Consumer	588	1,259	1,847	1,005	91	1,096	781	536	1,317
PCI loans	—	12,804	12,804	—	14,315	14,315	—	7,407	7,407
Total Loans	581,918	393,778	975,695	494,872	399,921	894,793	434,290	74,060	508,350
Deferred loan fees and costs, net	(390)	24	(366)	(469)	—	(469)	(311)	—	(311)
Allowance for loan losses	(5,140)	—	(5,140)	(4,215)	—	(4,215)	(3,775)	—	(3,775)
Net loans	$576,388	$393,802	$970,189	$490,188	$399,921	$890,109	$430,204	$74,060	$504,264

The following table schedules illustrate the contractual maturity and repricing information for our loan portfolio at December 31, 2018. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. Purchased credit impaired loans are reported at their contractual interest rate. The schedule does not reflect the effects of possible prepayments or enforcement of due on sale clauses.
	Maturing Within One Year	Maturing After One to Five Years	Maturing After Five Years	Total
	(In thousands)
Commercial and industrial	$26,372	$51,291	$44,190	$121,853
Real estate:
Residential	5,617	6,184	89,114	100,915
Multifamily residential	2,394	10,848	99,717	112,958
Owner occupied CRE	10,186	29,305	230,713	270,204
Nonowner occupied CRE	26,566	82,593	198,886	308,045
Construction and land	32,104	11,683	3,282	47,069
Total real estate	76,867	140,612	621,712	839,191
Consumer and other	81	1,589	177	1,847
PCI loans	1,874	1,836	9,094	12,804
Total loans	105,194	195,328	675,173	975,695
Deferred loan fees and costs, net	37	(17)	(386)	(366)
Allowance for loan losses	(833)	(989)	(3,318)	(5,140)
Loans, net	$104,398	$194,321	$671,470	$970,189

The following table sets forth the amounts of loans by floating/adjustable or fixed rate maturing after December 31, 2018.
	Floating or Adjustable Rate	Fixed Rate	Total
	(In thousands)
Commercial and industrial	$47,062	$74,791	$121,853
Real estate:
Residential	73,086	27,828	100,914
Multifamily residential	98,896	14,062	112,958
Owner occupied CRE	171,326	98,879	270,205
Nonowner occupied CRE	212,588	95,457	308,045
Construction and land	30,864	16,205	47,069
Total real estate	586,760	252,431	839,191
Consumer and other	564	1,282	1,846
PCI loans	10,490	2,314	12,804
Total loans	$644,876	$330,818	$975,695

A significant portion of our loans are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” The following table presents the weighted average age of our loan portfolio by category as of the date indicated:
December 31, 2018 Weighted Average Age (months)
Commercial and industrial	57
Real estate:
Residential	218
Multifamily residential	118
Owner occupied CRE	113
Nonowner occupied CRE	84
Construction and land	16
Consumer and other	8
Total	104

The following table sets forth the originations, purchases, sales and repayments of loans as of the dates indicated.
	Years ended December 31,
	2018	2017	2016
	(In thousands)
Loans originated
Commercial and industrial	$30,204	$35,817	$30,954
Real estate:
Residential	5,608	5,323	11,985
Multifamily residential	10,169	6,465	5,808
Owner occupied CRE	49,758	41,180	43,102
Nonowner occupied CRE	49,712	50,345	62,862
Construction and land	2,286	26,801	—
Total real estate	117,533	130,114	123,757
Consumer	35	500	—
Total loans originated	147,772	166,431	154,711
Loans purchased
Net loans purchased in acquisitions	75,384	381,336	—
Other loans purchased	14,995	5,808	—
Loans sold
Commercial and industrial	(11,641)	(6,445)	—
Real estate	(16,776)	(15,867)	—
Other
Principal repayments	(127,583)	(144,703)	(109,775)
Transfer to real estate owned	(394)	(275)	(954)
(Decrease)/increase in allowance for loan losses and other items, net	(822)	(440)	75
Net increase in loans receivable and loans held for sale	$80,935	$385,845	$44,057

Nonperforming assets and nonaccrual loans.   Nonperforming assets consist of nonaccrual loans and other real estate owned. Nonperforming assets increased $3.8 million to $3.9 million at December 31, 2018 from $179,000 at December 31, 2017, due to an increase in nonaccrual loans and other real estate owned. The increase in nonaccrual loans related to the migration of several unrelated loans to non accrual status, including a $1.9 million loan to a long-standing borrower of the Bank. Other real estate owned increased to $801,000 at December 31, 2018, compared to no foreclosed assets at December 31, 2017.
In general, loans are placed on non accrual status after being contractually delinquent for more than 90 days, or earlier, if management believes full collection of future principal and interest on a timely basis is unlikely. When a loan is placed on non accrual status, all interest accrued but not received is charged against interest income. When the ability to fully collect non accrual loan principal is in doubt, cash payments received are applied against the principal balance of the loan until such time as full collection of the remaining recorded balance is expected. Generally, loans with temporarily impaired values and loans to borrowers experiencing financial difficulties are placed on non accrual status even though the borrowers continue to repay the loans as scheduled. Such loans are categorized as performing non accrual loans and are reflected in nonperforming assets. Interest received on such loans is recognized as interest income when received. A non accrual loan is restored to an accrual basis when principal and interest payments are paid current, and full payment of principal and interest is probable. Loans that are well secured and in the process of collection will remain on accrual status.
Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date, without a carryover of the related allowance for loan and lease losses. These acquired loans are segregated into three types: pass rated loans with no discount attributable to credit quality, non impaired loans with a discount attributable at least in part to credit quality, and impaired loans with evidence of significant credit deterioration.
•
Pass rated loans (typically performing loans) are accounted for in accordance with ASC Topic 310-20 “Nonrefundable Fees and Other Costs” as these loans do not have evidence of credit deterioration since origination.

•
Non impaired loans (typically performing substandard loans) are accounted for in accordance with ASC Topic 310-30, if they display at least some level of credit deterioration since origination.

•
Impaired loans (typically substandard loans on non-accrual status) are accounted for in accordance with ASC Topic 310-30, as they display significant credit deterioration since origination.

For pass rated loans (non purchased credit impaired loans), the difference between the estimated fair value of the loans and the principal outstanding is accreted over the remaining life of the loans.
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
Troubled debt restructured loans.   Troubled debt restructurings (“TDRs”) which are accounted for under ASC Topic 310-40, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a below market interest rate, a reduction in principal, or a longer term to maturity. TDR loans as of December 31, 2018 totaled $1.4 million, of which $750,000 was performing according to their restructured terms. TDR loans as of December 31, 2017, totaled $1.0 million, of which $967,000 was performing according to their restructured terms. The performing TDR loans are not considered nonperforming assets as they continue to accrue interest despite being considered impaired due to the restructured status. PCI loans included in TDR loans totaled $750,000 and $794,000 as of December 31, 2018 and 2017 respectively. There was related allowance for loan losses on the TDR loans of  $10,000 and $13,000 at December 31, 2018 and December 31, 2017, respectively.

Potential problem loans.   Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which we are monitoring because the financial information of the borrower causes us concern as to their ability to comply with their loan repayment terms. There are no loans which are past due 90 days or more and still accruing interest at December 31, 2018. Potential problem loans, not included in the nonperforming loans, totaled $7.8 million at December 31, 2018.
Past due loans increased $3.9 million to $5.8 million at December 31, 2018, from $1.9 million at December 31, 2017. There were no loans greater than 90 days past due and still accruing at December 31, 2018 and 2017. The following table sets forth the amounts of past due loans as of the dates indicated:
	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	PCI Loans	Total Loans Receivable	Non- performing Loans
December 31, 2018
Commercial and industrial	$270	$349	$1,861	$2,480	$119,373	$2	$121,855	$1,878
Construction and land	—	—	—	—	47,069	233	47,302	—
Commercial real estate	2,345	356	501	3,202	688,005	10,776	701,983	596
Residential	93	—	57	150	100,765	1,793	102,708	—
Consumer	—	4	—	4	1,843	—	1,847	654
Total	$2,708	$709	$2,419	$5,836	$957,055	$12,804	$975,695	$3,128
December 31, 2017
Commercial and industrial	$96	$—	$—	$96	$113,702	$3	$113,801	$13
Construction and land	—	—	—	—	22,720	—	22,720	—
Commercial real estate	1,446	—	—	1,446	654,687	13,017	669,150	166
Residential	349	—	—	349	83,137	1,295	84,781	—
Consumer	3	—	—	3	1,093	—	1,096	—
Total	$1,894	$—	$—	$1,894	$875,339	$14,315	$891,548	$179

The following table sets forth the non-performing loans, non-performing assets and troubled debt restructured loans as of the dates indicated:
	As of December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Commercial and industrial	$1,878	$13	$458	$334	$614
Real estate:
Residential	654	—	—	—	241
Multifamily residential	—	—	—	—	—
Owner occupied CRE	—	78	—	—	—
Nonowner occupied CRE	596	88	632	—	—
Construction and land	—	—	—	—	—
Total real estate	1,249	166	632	—	241
Consumer	—	—	—	—	—
Total nonaccrual loans	3,128	179	1,090	334	855
More than 90 days past due and still accruing	—	—	—	—	—
Total of nonaccrual and 90 days past due loans	3,128	179	1,090	334	855
Real estate owned	801	—	775	—	2,103
Total nonperforming assets(1)	$3,929	$179	$1,865	$334	$2,958
Troubled debt restructurings – performing	$750	$1,045	$632	$—	$—
PCI loans	$12,804	$14,315	$7,407	$9,854	$2,112
Nonperforming assets to total assets(1)	0.27%	0.01%	0.28%	0.05%	0.59%
Nonperforming loans to total loans(1)	0.32%	0.02%	0.22%	0.07%	0.26%

(1)
Performing TDRs are not included in nonperforming loans above, nor are they included in the numerators used to calculate this ratio.

Loans under ASC Topic 310-30 are considered performing and are not included in nonperforming assets in the table above. At December 31, 2018, and 2017, we had no credit impaired loans under ASC Topic 310-30 that were 90 days past due and still accruing.
For the year ended December 31, 2018, gross interest income which would have been recorded had the non accruing loans been current in accordance with their original terms amounted to $115,000, none of which was included in interest income.
Allowance for loan losses.   The allowance for loan losses is maintained to cover losses that are estimated in accordance with GAAP. It is our estimate of credit losses inherent in our loan portfolio at each balance sheet date. Our methodology for analyzing the allowance for loan losses consists of general and specific components. For the general component, we stratify the loan portfolio into homogeneous groups of loans that possess similar loss potential characteristics and apply a loss ratio to these groups of loans to estimate the credit losses in the loan portfolio. We use both historical loss ratios and qualitative loss factors assigned to major loan collateral types to establish general component loss allocations. Qualitative loss factors are based on management’s judgment of company, market, industry or business specific data and external economic indicators, which may not yet be reflected in the historical loss ratios, and that could impact our specific loan portfolios. Management and the Board of Directors sets and adjusts qualitative loss factors by regularly reviewing changes in underlying loan composition and the seasonality of specific portfolios. Management and the Board of Directors also considers credit quality and trends relating to delinquency, nonperforming and classified loans within our loan portfolio when evaluating qualitative loss factors. Additionally, management and the Board of Directors adjusts qualitative factors to account for the potential impact of external economic factors, including the unemployment rate, vacancy, capitalization rates, commodity prices and other pertinent economic data specific to our primary market area and lending portfolios.
For the specific component, the allowance for loan losses includes loans where management has concerns about the borrower’s ability to repay and on individually analyzed loans found to be impaired. Management evaluates current information and events regarding a borrower’s ability to repay its obligations and considers a loan to be impaired when the ultimate collectability of amounts due, according to the contractual terms of the loan agreement, is in doubt. If an impaired loan is collateral-dependent, the fair value of the collateral, less the estimated cost to sell, is used to determine the amount of impairment. If an impaired loan is not collateral-dependent, the impairment amount is determined using the negative difference, if any, between the estimated discounted cash flows and the loan amount due. For impaired loans, the amount of the impairment can be adjusted, based on current data, until such time as the actual basis is established by acquisition of the collateral or until the basis is collected. Impairment losses are reflected in the allowance for loan losses through a charge to the provision for credit losses. Subsequent recoveries are credited to the allowance for loan losses. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied first to principal.
In accordance with acquisition accounting, loans acquired from our acquisitions were recorded at their estimated fair value, which resulted in a net discount to the loans contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value and as a result no allowance for loan losses is recorded for acquired loans at the acquisition date. Although the discount recorded on the acquired loans is not reflected in the allowance for loan losses, or related allowance coverage ratios, we believe it should be considered when comparing the current ratios to similar ratios in periods prior to the acquisitions of BFC in 2018 and United Business Bank, FSB, and Plaza Bank in 2017. The remaining net discount on these acquired loans was $7.5 million and $8.7 million at December 31, 2018 and 2017, respectively.

The following table presents an analysis of changes in the allowance for loan losses for the periods presented.
	Years ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Allowance, beginning of period	$4,215	$3,775	$3,850	$2,500	$2,775
Provisions for loan losses	1,842	462	599	1,412	1,074
Recoveries:
Commercial and industrial	189	45	55	46	119
Residential	—	—	—	—	—
Owner occupied CRE	—	—	—	—	—
Nonowner occupied CRE	—	—	—	—	—
Consumer	—	—	12	—	—
Total recoveries	189	45	67	46	119
Charge-offs:
Commercial and industrial	(1,106)	(63)	(491)	(95)	(1,112)
Residential	—	—	—	—	—
Owner occupied CRE	—	—	—	—	(356)
Nonowner occupied CRE	—	(3)	(250)	—	—
Consumer	—	(1)	—	(13)	—
Total charge-offs	(1,106)	(67)	(741)	(108)	(1,468)
Net charge-offs	(917)	(22)	(674)	(62)	(1,349)
Balance at end of period	$5,140	$4,215	$3,775	$3,850	$2,500
Ratios:
Allowance for loan losses as a percentage of total loans	0.53%	0.47%	0.74%	0.83%	0.77%
Allowance for loan losses to total loans excluding PCI loans	0.53%	0.48%	0.75%	0.85%	0.77%
Allowance for loan losses excluding acquired loans (loans not covered by the allowance)	0.88%	0.85%	0.87%	1.08%	0.96%
Allowance for loan losses as a percentage of total nonperforming loans	164.32%	2354.75%	343.18%	1152.69%	84.49%
Net charge-offs as a percentage of average loans outstanding for the period	0.09%	0.00%	0.14%	0.02%	0.43%

The following table shows the allocation of the allowance for loan losses at the indicated dates. The allocation is based upon an evaluation of defined loan problems, historical loan loss ratios, and industry-wide and other factors that affect loan losses in the categories shown below.
	As of December 31,
	2018			2017			2016
	Loan Balance	Allowance by Loan Category	Percent of Loans in Category to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans in Category to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans in Category to Total Loans
	(In thousands)
Commercial and industrial	$121,853	$1,093	12.5%	$113,778	$911	12.8%	$70,987	$1,072	14.0%
Real estate:
Residential	100,915	232	10.3%	83,486	163	9.4%	30,498	160	6.0%
Multifamily residential	112,958	333	11.6%	113,759	289	12.8%	38,235	407	7.5%
Owner occupied CRE	270,204	1,327	27.7%	249,062	1,105	27.9%	145,200	671	28.6%
Nonowner occupied CRE	308,045	1,800	31.6%	293,332	1,528	32.9%	194,961	1,156	38.4%
Construction and land	47,069	352	4.8%	22,720	216	2.5%	19,745	304	3.8%
Total real estate	839,191	4,044	86.0%	765,009	3,301	85.5%	428,639	2,698	84.3%
Consumer	1,847	3	0.2%	1,096	3	0.1%	1,317	5	0.3%
PCI loans	12,804	—	1.3%	14,315	—	1.6%	7,407	—	1.4%
Total Loans	$975,695	$5,140	100.0%	$891,548	$4,215	100.0%	$508,350	$3,775	100.0%

	As of December 31,
	2015			2014
	Loan Balance	Allowance by Loan Category	Percent of Loans in Category to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans in Category to Total Loans
	(In thousands)
Commercial and industrial	$71,357	$1,559	15.4%	$70,901	$1,368	21.8%
Real estate:
Residential	27,938	144	6.0%	25,312	285	7.8%
Multifamily residential	36,778	384	7.9%	8,233	11	2.5%
Owner occupied CRE	126,413	494	27.2%	68,821	178	21.1%
Non owner occupied CRE	174,007	1,032	37.5%	125,737	362	38.7%
Construction and land	17,086	234	3.7%	24,131	293	7.3%
Total real estate	382,222	2,288	82.3%	252,234	1,457	77.4%
Consumer	967	3	0.2%	452	3	0.1%
PCI loans	9,854	—	2.1%	2,112	—	0.7%
Total Loans	$464,400	$3,850	100.0%	$325,699	$2,500	100.0%

The allowance for loan losses increased by $925,000, or 21.9%, to $5.1 million at December 31, 2018, from $4.2 million at December 31, 2017. Included in the carrying value of loans, are net discounts on acquired loans, which may reduce the need for an allowance for loan losses on these loans, because they are carried at their estimated fair value on the date on which they were acquired.
As of December 31, 2018, we identified $3.9 million in impaired loans, inclusive of  $2.5 million of nonperforming loans and $606,000 of nonperforming TDR loans. Of these impaired loans, only $10,000 had allowances for loan losses as their estimated collateral value or discounted expected cash flow is equal to or exceeds their carrying costs. As of December 31, 2017, we identified $1.1 million in impaired loans, inclusive of  $179,000 of nonperforming loans and $954,000 of performing TDR loans. Of these impaired loans, only $13,000 had allowances for loan losses as their estimated collateral value or discounted expected cash flow is equal to or exceeds their carrying costs.
Based on the established comprehensive methodology discussed above, management deemed the allowance for loan losses of  $5.1 million at December 31, 2018 (0.53% of loans, net and 164.32% of nonperforming loans) appropriate to provide for probable incurred credit losses based on an evaluation of known and inherent risks in the loan portfolio at that date. This compares to an allowance for loan losses at December 31, 2017 of  $4.2 million (0.47% of loans, net and 2,354.75% of nonperforming loans).
Management believes it has established our allowance for loan losses in accordance with GAAP, however, there can be no assurance that regulators, in reviewing our loan portfolio, will not request us to increase the allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is appropriate or that increased provisions will not be necessary should the quality of the loans deteriorate. Any material increase in the allowance for loan losses would adversely affect the Company’s financial condition and results of operations.
Deposits.   Deposits are our primary source of funding and consists of core deposits from the communities served by our branch and office locations. We offer a variety of deposit accounts with a competitive range of interest rates and terms to both consumers and businesses. Deposits include interest bearing and noninterest bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts. These accounts earn interest at rates established by management based on competitive market factors, management’s desire to increase certain product types or maturities, and in keeping with our asset/liability, liquidity and profitability objectives. Competitive products, competitive pricing and high touch client service are important to attracting and retaining these deposits.
Total deposits increased $153.5 million, or 13.9%, to $1.3 billion at December 31, 2018 from $1.1 billion at December 31, 2017, primarily due to the $135.5 million of deposits acquired in the BFC acquisition. Noninterest bearing deposits totaled $398.0 million, or 31.6% of total deposits, at December 31, 2018 compared to $327.3 million, or 29.6% of total deposits, at December 31, 2017.
The following table sets forth the dollar amount of deposits in the various types of deposit programs offered at the dates indicated.
	December 31,
	2018			2017			2016
	Amount	Percent of Total Deposits	Increase/ (Decrease)	Amount	Percent of Total Deposits	Increase/ (Decrease)	Amount	Percent of Total Deposits	Increase/ (Decrease)
	(Dollars in thousands)
Noninterest bearing demand	$398,045	31.6%	$70,736	$327,309	29.6%	$198,612	$128,697	21.8%	$(23,316)
NOW accounts and savings	246,288	19.6%	54,738	191,550	17.3%	138,364	53,186	9.0%	(796)
Money market	398,081	31.6%	41,441	356,640	32.3%	108,908	247,732	41.9%	37,209
Time deposits – $250,000 or less	117,653	9.4%	(8,618)	126,271	11.4%	47,713	80,808	13.7%	7,271
Time deposits – more than $250,000	97,701	7.8%	(4,834)	102,535	9.4%	19,949	80,336	13.6%	27,087
Total	$1,257,768	100.0%	$153,463	$1,104,305	100.0%	$513,546	$590,759	100.0%	$47,455

The following table shows time deposits by maturity and rate as of December 31, 2018.
	One Year or Less	After One Year Through Two Years	After Two Years Through Three Years	After Three Years	Total
	(In thousands)
0.00 – 0.99%	$60,241	$10,267	$1,566	$1,177	$73,251
1.00 – 1.99%	56,001	4,323	1,638	8,633	70,595
2.00% and above	34,297	25,897	4,442	6,872	71,508
Total	$150,539	$40,487	$7,646	$16,682	$215,354

The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 2018.
	Three Months or Less	Over Three to Six Months	Over Six to 12 Months	Over 12 Months	Total
	(In thousands)
Certificates of deposit less than $100,000	$7,857	$6,628	$9,553	$10,470	$34,508
Certificates of deposit of $100,000 or more	32,147	31,163	61,987	53,681	178,978
Public funds	613	250	341	664	1,868
Total	$40,617	$38,041	$71,881	$64,815	$215,354

Borrowings.   Although deposits are our primary source of funds, we may from time to time utilize borrowings as a cost effective source of funds when they can be invested at a positive interest rate spread, for additional capacity to fund loan demand, or to meet our asset/liability management goals. We are a member of and may obtain advances from the FHLB of San Francisco, which is part of the Federal Home Loan Bank System. The eleven regional Federal Home Loan Banks provide a central credit facility for their member institutions. These advances are provided upon the security of certain of our mortgage loans and mortgage-backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2018, we had no FHLB advances outstanding and the ability to borrow up to $369.6 million. At December 31, 2017, there were no FHLB advances outstanding.
In addition to FHLB advances, we may also utilize Fed Funds purchased from correspondent banks as a source of short-term funding. At December 31, 2018, we had a total of  $55.0 million federal funds line available from four third-party financial institutions and no balances outstanding.
We are required to provide collateral for certain local agency deposits. As of December 31, 2018, the FHLB had issued a letter of credit on behalf of the Bank totaling $11.5 million as collateral for local agency deposits.

The following table sets forth the maximum year-end balance and daily average balance of subordinated debt and other borrowings for the periods indicated.
	December 31,
	2018	2017	2016
	(In thousands)
Maximum balance:
Subordinated debt	$9,485	$6,392	$—
FHLB and other borrowings	—	13,502	26,000
Term loan(1)	—	6,000	—
Average balance:
Subordinated debt	5,654	3,618	—
FHLB and other borrowings	—	85	76
Term loan	2,104	4,092	—
Weighted average rate:
Subordinated debt	6.19%	5.48%	0.00%
FHLB and other borrowings	0.00%	0.75%	0.57%
Term loan	0.00%	4.71%	0.00%

(1)
Repaid in full out of proceeds from our IPO.

At December 31, 2018, we had $8.2 million in aggregate principal (net of mark-to-market adjustments) of junior subordinated debentures issued in connection with the sale of trust preferred securities by two statutory business trusts, which we assumed in our acquisitions. The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each trust agreement. The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon maturity of the Debentures or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures governing the Debentures, plus any accrued but unpaid interest to the redemption date. The Company also has the right to defer the payment of interest on each of the Debentures for a period not to exceed 20 consecutive quarters, provided that the deferral period does not extend beyond the stated maturity. During such deferral period, distributions on the corresponding trust preferred securities will also be deferred and the Company may not pay cash dividends to the holders of shares of the Company’s common stock. The common securities issued by the grantor trusts are held by the Company, and the Company’s investment in the common securities was $395,000 at December 31, 2018, which is included under “Interest receivable and other assets” in the Consolidated Balance Sheets included in our Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K. Also, see Note 12 — Junior Subordinated Deferrable Interest Debentures in the Notes to the Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.
Shareholders’ equity.   Shareholders’ equity increased $82.1 million, or 69.2%, to $200.8 million at December 31, 2018 from $118.6 million at December 31, 2017. The increase in shareholders’ equity was primarily due to the issuance of common stock in our IPO for approximately $66.8 million, net of expenses and underwriting commissions and to a lesser extent, our net income during the year ended December 31, 2018. The Company does not pay a regular cash dividend.

Comparison of Operating Results for the Years Ended December 31, 2018 and 2017
Earnings summary.   We reported net income of $14.5 million for the year ended December 31, 2018, compared to $5.3 million for the year ended December 31, 2017, an increase of  $9.2 million, or 175.5%. The increase in net income primarily was the result of increases in net interest income and noninterest income and lower corporate income tax rates, partially offset by an increase in noninterest expense. Net income for the year ended December 31, 2017 included a $2.7 million write-down of deferred tax assets as a result of the enactment of the Tax Act in December 2017 with no comparable charge in 2018.
Diluted earnings per share were $1.50 for the year ended December 31, 2018, an increase of $0.69 from diluted earnings per share of  $0.81 for the year ended December 31, 2017.
Our efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income before provision for loan losses plus noninterest income, was 62.15% for the year ended December 31, 2018, compared to 67.34% for the year ended December 31, 2017. The improvement in the efficiency ratio for the year ended December 31, 2018 compared to the year ended December 31, 2017 is attributable primarily to increases in net interest income before provision for loan losses plus noninterest income exceeding the increase in noninterest expenses.
Interest income.   Interest income for the year ended December 31, 2018 was $56.9 million, compared to $44.3 million December 31, 2017, an increase of $12.6 million, or 28.5%. The increase in interest income primarily was due to an increase in average interest earning assets, principally loans, which was driven by the BFC acquisition and the Plaza Bank acquisition in November 2018 and 2017, respectively. To a lesser extent, the increase also due to net proceeds received from our IPO in 2018, as well as a higher yield on interest earning deposits primarily due to increases in market interest rates during the year. Interest income on loans increased $8.0 million as a result of a $151.7 million increase in the average total loan balance. The average yield earned on loans for the year ended December 31, 2018 was 5.42%, compared to 5.44% for the year ended December 31, 2017. Interest income on loans for the year ended December 31, 2018 included $3.2 million in accretion of purchase accounting fair value adjustments on acquired loans, compared to $3.0 million for the year ended December 31, 2017. The remaining net discount on these purchased loans was $7.5 million and $8.7 million at December 31, 2018 and 2017, respectively.
Interest income on interest bearing deposits increased $3.8 million as a result of a $105.6 million increase in the average balance of interest earning deposits and an 89 basis point increase in the yield on interest earning deposits to 2.10% for the year ended December 31, 2018 from 1.21% for the year ended December 31, 2017. Interest income on investment securities increased $578,000 as a result of a $27.4 million increase in the average balance of investment securities and a two basis point increase in the yield on investment securities to 2.09% for the year ended December 31, 2018 from 2.07% for the year ended December 31, 2017.
Interest expense.   Interest expense increased by $630,000, or 14.6%, to $4.9 million for the year ended December 31, 2018 from $4.3 million for the year ended December 31, 2017. The average cost of interest bearing liabilities decreased three basis points to 0.62% for the year ended December 31, 2018 from 0.65% for the year ended December 31, 2017. Total average interest bearing liabilities increased by $127.3 million, or 19.1%, to $793.5 million for the year ended December 31, 2018, from $666.2 million for the year ended December 31, 2017.
Interest expense on deposits increased $554,000, or 14.2%, to $4.5 million during the year ended December 31, 2018 from $3.9 million in 2017, primarily due to a $128.0 million increase in the average balance of deposits resulting from the $135.5 million in deposits acquired in the BFC acquisition. The effect of the increase in the average cost of deposits was partially offset by increases in noninterest bearing deposit average balances. Noninterest bearing deposits totaled $398.0 million, or 31.6% of total deposits, at December 31, 2018, compared to $327.3 million, or 29.6% of total deposits, at December 31, 2017. The average rate paid on interest bearing deposits decreased to 0.57% for the year ended December 31, 2018 from 0.59% for the year ended December 31, 2017. Interest expense on borrowings was $480,000 for the year ended December 31, 2018, compared to $404,000 for 2017, as a result of the junior subordinated debentures assumed in connection with our acquisitions and the $6.0 million term loan obtained in connection with our United Business Bank, FSB acquisition, which was repaid in the second quarter of 2018.

Net interest income.   Net interest income increased $12.0 million, or 30.0%, to $51.9 million for the year ended December 31, 2018 compared to $39.9 million for the year ended December 31, 2017. Net interest margin for the year ended December 31, 2018 increased one basis point to 4.15% from 4.14% for 2017. Accretion of acquisition accounting discounts on loans and the recognition of revenue from purchase credit impaired loans in excess of discounts increased our net interest margin by 30 basis points and 38 basis points during years ended December 31, 2018 and 2017, respectively. The average yield on interest earning assets for the year ended December 31, 2018 was 4.54%, a five basis point decrease from 4.59% for the year ended December 31, 2017, due to the lower accretion on acquired loans. The average cost of interest bearing liabilities for the year ended December 31, 2018 was 0.62%, down three basis points from 0.65% the year ended December 31, 2017, due to lower cost money market and savings accounts assumed in the FULB acquisition in April 2017.
Average Balances, Interest and Average Yields/Cost.   The following table presents, for the periods indicated, information about (i) average balances, the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average yields; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin. Yields have been calculated on a pre-tax basis. The loan yields include the effect of amortization or accretion of deferred loan fees/costs and purchase accounting premiums/discounts to interest and fees on loans.

	Years ended December 31,
	2018			2017			2016
	(Dollars in thousands)
	Average Balance(1)	Interest	Annualized Average Yield	Average Balance	Interest	Annualized Average Yield	Average Balance	Interest	Annualized Average Yield
Interest earning assets
Interest earning deposits	$278,927	$5,862	2.10%	$173,321	$2,092	1.21%	$105,999	$566	0.53%
Investments available-for-sale	57,823	1,209	2.09%	30,452	631	2.07%	21,400	268	1.25%
FHLB Stock	5,013	446	8.90%	4,116	356	8.65%	2,462	307	12.47%
FRB Stock	3,328	223	6.70%	1,863	87	4.67%	1,441	90	6.25%
Total loans(1)	907,083	49,120	5.42%	755,404	41,087	5.44%	493,091	28,394	5.76%
Total interest earning assets	1,252,174	56,860	4.54%	965,156	44,253	4.59%	624,393	29,625	4.74%
Non-interest earning assets	68,914			61,545			25,350
Total average assets	$1,321,088			$1,026,701			$649,743
Interest bearing liabilities
Savings accounts	$41,365	34	0.08%	$30,748	28	0.09%	$13,694	21	0.15%
Interest bearing checking	166,124	133	0.08%	117,965	120	0.10%	40,222	77	0.19%
Money market accounts	363,168	1,895	0.52%	317,946	1,703	0.54%	228,011	1,102	0.48%
Certificates of deposit	215,103	2,400	1.12%	191,086	2,057	1.08%	136,382	1,874	1.37%
Total deposit accounts	785,760	4,462	0.57%	657,745	3,908	0.59%	418,309	3,074	0.73%
Borrowed funds	7,758	480	6.19%	8,485	404	4.76%	77	—	—
Total interest bearing liabilities	793,518	4,942	0.62%	666,230	4,312	0.65%	418,386	3,074	0.73%
Non-interest bearing liabilities	356,636			260,903			156,280
Total average liabilities	1,150,154			927,133			574,666
Average equity	170,934			99,568			75,077
Total average liabilities and equity	$1,321,088			$1,026,701			$649,743
Net interest income		$51,918			$39,941			$26,551
Interest rate spread(2)			3.92%			3.94%			4.01%
Net interest margin(3)			4.15%			4.14%			4.25%
Ratio of average interest earning assets to average interest bearing liabilities			157.80%			144.87%			149.24%

(1)
Average balances are average daily balances.

(2)
Interest rate spread is calculated as the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.

(3)
Net interest margin is calculated as net interest income divided by total average earning assets.

Rate/Volume Analysis.   Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest earning assets and interest bearing liabilities, as well as changes in weighted average interest rates. The following table sets forth the effects of changing rates and volumes on our net interest income during the periods shown. Information is provided with respect to

(i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). Changes applicable to both volume and rate have been allocated to volume. Yields have been calculated on a pre-tax basis.
	Year ended December 31, 2018 compared to 2017 Increase/(Decrease) Attributable to			Year ended December 31, 2017 compared to 2016 Increase/(Decrease) Attributable to
	Rate	Volume	Total	Rate	Volume	Total
	(Dollars in thousands)			(Dollars in thousands)
Interest earning assets:
Interest bearing deposits	$2,495	$1,275	$3,770	$716	$810	$1,526
Investments available for sale	11	567	578	176	188	364
Other equity securities	51	175	226	(117)	163	46
Total loans	(217)	8,250	8,033	(1,578)	14,270	12,692
Total interest income	2,340	10,267	12,607	(803)	15,431	14,628
Interest bearing liabilities:
Savings accounts	(4)	10	6	(8)	15	7
Interest bearing checking	(36)	49	13	(37)	80	43
Money market accounts	(50)	242	192	132	469	601
Certificates of deposit	84	259	343	(371)	555	184
Total deposits	(6)	560	554	(284)	1,119	835
Borrowed funds	111	(35)	76	3	400	403
Total interest expense	105	525	630	(281)	1,519	1,238
Net interest income	$2,235	$9,742	$11,977	$(522)	$13,912	$13,390

Provision for loan losses.   We establish an allowance for loan losses by charging amounts to the loan provision at a level required to reflect estimated credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers, among other factors, historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral, prevailing economic conditions and current risk factors specifically related to each loan type. See “Critical Accounting Policies and Estimates —  Allowance for loan loss” above for a description of the manner in which the provision for loan losses is established.
Based on management’s evaluation of the foregoing factors, we recorded a provision for loan losses of $1.8 million for the year ended December 31, 2018, compared to a provision for loan losses of  $462,000 for the year ended December 31, 2017, an increase of  $1.4 million. The provision for loan losses increased primarily as a result of an increase in delinquent, nonperforming and classified loans, as well as specific reserves on certain nonaccrual loans. During the year ended December 31, 2018, our allowance for loan losses specific reserves decreased from $13,000 to $10,000. We recorded no provision for loan losses for acquired loans related to the acquired non purchased credit impaired loans as accounted for in accordance with ASC Topic 310-20, for both the years ended December 31, 2018 and 2017. In addition, no additional provisions were recorded on the purchase credit impaired loans accounted for in accordance with ASC Topic 310-30 during 2018 and 2017. We had net charge-offs of  $917,000 for the year ended December 31, 2018 compared to $22,000 for the year ended December 31, 2017. For the year ended December 31, 2018, charge-offs increased due to $669,000 of charge-offs related to a single commercial and industrial loan. The ratio of net charge-offs to average total loans outstanding was 0.09% for the year ended December 31, 2018 and 0.00% for the year ended December 31, 2017. The allowance for loan losses to total loans, was 0.53% at December 31, 2018 compared to 0.47% at December 31, 2017.

Management considers the allowance for loan losses at December 31, 2018 to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.
Noninterest income.   Noninterest income increased $2.3 million, or 47.7%, to $7.1 million for the year ended December 31, 2018 compared to $4.8 million for the year ended December 31, 2017. During the current year, the Company sold $37.8 million of SBA loans, which generated a gain on sale of  $2.1 million. Servicing charges and other fees increased $762,000, or 61.0%, due to higher deposit balances and an increase in the number of deposit accounts. Loan servicing and other loan fees increased $677,000, or 119.6%, to $1.2 million for the year ended December 31, 2018, compared to $566,000 for the year ended December 31, 2017, due primarily to an increase in our SBA loan servicing portfolio and the related servicing fee income. Other noninterest income also increased by $1.2 million, or 219%, primarily due to $777,000 of death benefit payments received on two Bank owned life insurance policies and $452,000 of income received on our investment in a Small Business Investment Company fund.
The following table presents the key components of noninterest income for the years ended December 31, 2018 and 2017.
	Year ended December 31,		Amount Increase (Decrease)	Percent Increase (Decrease)
	2018	2017
	(Dollars in thousands)
Gain on sale of loans	$2,061	$2,173	$(112)	-5.2%
Service charges and other fees	2,010	1,249	761	60.9%
Loan servicing and other loan fees	1,243	566	677	119.6%
Gain on sale of OREO	70	252	(182)	-72.2%
Other income and fees	1,698	554	1,144	206.5%
Total non interest income	$7,082	$4,794	$2,288	47.7%

Noninterest expense.   Noninterest expense increased $6.5 million, or 21.7%, to $36.7 million for the year ended December 31, 2018 compared to $30.1 million for the year ended December 31, 2017. The increase was primarily due to a $4.4 million, or 26.0%, increase in salary and benefits as a result of an increase in the number of employees by reason of the BFC acquisition in 2018 and our two bank acquisitions in 2017 and a $757,000 increase in stock-based compensation. Occupancy and equipment expense increased $1.0 million, or 32.0%, primarily due additional branch offices resulting from our BFC acquisition. As of December 31, 2018, we operated 22 full service branches, compared to 19 a year earlier. Data processing expense decreased $929,000, or 19.6%, for the year ended December 31, 2018 compared to last year primarily because the prior year included significant system conversion and termination costs related to one of our acquisitions, partially offset by the cost of higher transaction volume. Other noninterest expense increased $2.0 million, or 39.2%, to $7.2 million during the year ended December 31, 2018, compared to $5.1 million during 2017, primarily due to an increase in professional fees of  $668,000, due primarily to expenses related to our BFC acquisition, one-time consulting services related to the implementation of enhanced regulatory and risk management processes, expenses associated with being a public company and an increase in audit and accounting fees. In addition, increases in the amoritization of our core deposit intangible asset of  $322,000, marketing expenses of  $378,000 and supplies of  $88,000 contributed to other noninterest expenses. Lastly, other noninterest expense for the year ended December 31, 2018, includes a $600,000 write-down of acquired office facilities held for sale.

The following table presents the key components of noninterest expense for the periods indicated:
	Years ended December 31,		Amount Increase (Decrease)	Percent Increase (Decrease)
	2018	2017
Salaries and related benefits	$21,444	$17,018	$4,426	26.0%
Occupancy and equipment	4,259	3,227	1,032	32.0%
Data processing expense	3,806	4,735	(929)	-19.6%
Other expense	7,160	5,144	2,016	39.2%
Total non interest expense	$36,669	$30,124	$6,545	21.7%

Income taxes.   Income tax expense decreased $2.9 million, or 32.5%, to $6.0 million for the year ended December 31, 2018 from $8.9 million for the year ended December 31, 2017. The effective tax rate was 29.3% for the year ended December 31, 2018 compared to 62.8% for 2017. The decrease in the income tax expense and effective tax rate during the year ended December 31, 2018 was primarily due to the impact of the Tax Act enacted in December 2017 which lowered the corporate income tax rate from 35% to 21%. Income tax expense for 2017 included a $2.7 million write-down of deferred tax assets as a result of the enactment of the Tax Act. Outside of this one-time cost, the effective tax rate in 2017 would have been 43.9%.
Comparison of Operating Results for the Years Ended December 31, 2017 and 2016
Earnings summary.   We reported net income of  $5.3 million for the year ended December 31, 2017, compared to $5.9 million for the year ended December 31, 2016, a decrease of $652,000, or 11.0%. The decrease in net income primarily was the result of  $3.5 million in merger expenses related to the United Business Bank, FSB and Plaza Bank acquisitions and a $2.7 million income tax adjustment to the Company’s deferred tax asset related to the December 22, 2017 enactment of the Tax Act. The effect of these adjustments reduced earnings per share by $0.77 for the year ended December 31, 2017.
Basic and diluted earnings per share were $0.81 for the year ended December 31, 2017, a decrease of $0.28 from earnings per share of  $1.09 for the year ended December 31, 2016.
Our efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income before provision for loan losses plus noninterest income, was 67.3% for the year ended December 31, 2017, compared to 60.8% for the year ended December 31, 2016. The change in the efficiency ratio for the year ended December 31, 2017 compared to the year ended December 31, 2016 is attributable primarily to increases in noninterest expenses, partially offset by an increase in noninterest income.
Interest income.   Interest income for the year ended December 31, 2017 was $44.3 million, compared to $29.6 million December 31, 2016, an increase of $14.7 million or 49.4%. The increase in interest income primarily was due to an increase in average interest earning assets, principally loans, which was driven by the two whole bank acquisitions completed during the year ended December 31, 2017, partially offset by a lower average yield on the loan portfolio. Interest income on loans increased $12.7 million as a result of a $262.3 million increase in the average loan balance, partially offset by a 32 basis point decline in average loan yield. The average yield earned on loans for the year ended December 31, 2017 was 5.44%, compared to 5.76% for the year ended December 31, 2016. Interest income on loans for the year ended December 31, 2017 included $3.0 million in accretion of purchase accounting fair value adjustments on acquired loans, compared to $2.3 million for the year ended December 31, 2016. The remaining net discount on these purchased loans was $8.7 million and $5.3 million at December 31, 2017 and 2016, respectively. The average yield earned on loans for the year ended December 31, 2017 was 4.95%, down 13 basis points from 5.08% for the year ended December 31, 2016.
Interest income on interest bearing deposits increased $1.5 million as a result of a $67.3 million increase in the average balance of interest earning deposits and a 68 basis point increase in the yield on interest earning deposits to 1.21% for the year ended December 31, 2017 from 0.53% for the year ended December 31, 2016. Interest income on investment securities increased $363,000 as a result of a $9.1 million increase in the average balance of investment securities and an 82 basis point increase in the yield on investment securities to 2.07% for the year ended December 31, 2017 from 1.25% for the year ended December 31, 2016. For the year ended December 31, 2017, net interest income included $3.0 million in accretion of purchase accounting fair value adjustments on acquired loans, compared to $2.3 million for the year ended December 31, 2016.
Interest expense.   Interest expense increased by $1.2 million, or 40.3%, to $4.3 million for the year ended December 31, 2017 from $3.1 million for the year ended December 31, 2016. The average cost of interest bearing liabilities decreased eight basis points to 0.65% for the year ended December 31, 2017 from 0.73% for the year ended December 31, 2016. Total average interest-bearing liabilities increased by $247.8 million, or 59.2%, to $666.2 million for the year ended December 31, 2017 from $418.4 million for the year ended December 31, 2016.
Interest expense on deposits increased $834,000, or 27.1%, to $3.9 million during the year ended December 31, 2017 from $3.1 million the same period in 2016, primarily due to the deposits acquired during the year totaling $428.0 million in the United Business Bank, FSB acquisition and $54.2 million in the Plaza Bank acquisition. The effects of the increase in the average deposit balance was partially offset by lower rates paid on interest bearing deposits, reflecting the relatively low interest rate environment. The average rate paid on interest bearing deposits decreased to 0.59% for the year ended December 31, 2017 from 0.73% for the year ended December 31, 2016. Interest expense on borrowings was $404,000 for the year ended December 31, 2017 compared to none for the same period in 2016, as a result of the junior subordinated debentures assumed and another borrowing obtained in connection with our United Business Bank, FSB acquisition. The Company replaced a term loan of United Business Bank, FSB that matured upon its acquisition with a similar $6.0 million term loan. This term loan was repaid from the net proceeds of our IPO in 2018.
Net interest income.   Net interest income increased $13.4 million, or 50.4%, to $39.9 million for the year ended December 31, 2017 compared to $26.6 million for the year ended December 31, 2016. Net interest margin for the year ended December 31, 2017 decreased 11 basis points to 4.14% from 4.25% for the same period in 2016. Accretion of acquisition accounting discounts on loans and the recognition of revenue from purchase credit impaired loans in excess of discounts increased our net interest margin by 31 basis points and 32 basis points during years ended December 31, 2017 and 2016, respectively. The average yield on interest-earning assets for the year ended December 31, 2017 was 4.59%, a 15 basis point decrease from the year ended December 31, 2016, while the average cost of interest-bearing liabilities for the year ended December 31, 2017 was 0.65%, down eight basis points from the year ended December 31, 2016.
Provision for loan losses.   We recorded a provision for loan losses of  $462,000 for the year ended December 31, 2017, compared to a provision for loan losses of  $598,000 for the year ended December 31, 2016, a decrease of  $136,000 or 22.7%. We recorded no provision for loan losses for acquired loans related to the acquired non purchased credit impaired loans as accounted for in accordance with ASC Topic 310-20 for both the years ended December 31, 2017 and 2016. In addition, no additional provisions were recorded on the purchase credit impaired loans accounted for in accordance with ASC Topic 310-30 during 2017 and 2016. The provision for loan losses decreased primarily as a result of the low levels of delinquent, nonperforming and classified loans, as well as stabilizing real estate values in our market areas which mitigated the required allowance for loan losses due to our loan growth. We had net charge-offs of $22,000 for the year ended December 31, 2017 compared to $673,000 for the year ended December 31, 2016. The ratio of net charge-offs to average total loans outstanding was 0.00% for the year ended December 31, 2017 and 0.14% for the year ended December 31, 2016. The allowance for loan losses to total loans receivable, was 0.47% at December 31, 2017 compared to 0.74% at December 31, 2016.
Noninterest income.   Noninterest income increased $3.4 million, or 253.0%, to $4.8 million for the year ended December 31, 2017 compared to $1.4 million for the year ended December 31, 2016. During the current year, the Company sold $22.3 million of SBA loans, which generated fees of  $2.2 million. Additionally, the acquisitions and organic growth significantly increased our deposit accounts, which resulted in an $642,000, or 105.8%, increase in service charges and other fees. Loan fee income increased $235,000, or 71.0%, to $566,000 for the year ended December 31, 2017, compared to $331,000 for the year ended December 31, 2016. All other components of noninterest income increased $386,000, net during the year.

The following table presents the key components of noninterest income for the periods indicated:
	Year ended December 31,		Amount Increase (Decrease)	Percent Increase (Decrease)
	2017	2016
Gain on sale of loans	$2,173	$—	$2,173	NM
Service charges and other fees	1,249	607	642	105.8%
Loan servicing and other loan fees	566	331	235	71.0%
Gain on sale of OREO	252	—	252	NM
Other income and fees	554	420	134	31.9%
Total non interest income	$4,794	$1,358	$3,436	253.0%

NM — Not meaningful.
Noninterest expense.   Noninterest expense increased $13.2 million, or 77.6%, to $30.1 million for the year ended December 31, 2017 compared to $17.0 million for the year ended December 31, 2016. Each line category of noninterest expense was higher than the previous year, as we nearly doubled in size due to the acquisitions and organic growth. Salaries and related benefits increased $6.4 million, or 60.4%, to $17.0 million, as the number of full-time equivalent employees increased to 158 at December 31, 2017, compared to 110 a year earlier. Data processing expenses increased $3.3 million, or 241.6%, to $4.7 million, related to the acquisitions and the systems conversion we undertook during the year, as well as a result of higher transaction volume. Occupancy and equipment expenses increased $1.1 million, or 50.3%, to $3.2 million, primarily due to the increase in the number of branch office resulting from our acquisitions. As of December 31, 2017, we operated 19 full service branches, compared to 10 a year earlier. As we build our market presence, we regularly evaluate the appropriate number and locations of our branches, and have recently closed one of our two locations in San Jose, California in March 2018, due to overlapping market areas. Other noninterest expense increased $2.3 million, or 82.5%, to $5.1 million during the year ended December 31, 2017, compared to $2.8 million during the same period in 2016, primarily due to increases in professional fees of  $517,000, in the amortization of our core deposit intangible asset of  $452,000, in marketing expenses of  $332,000 and in supplies of  $296,000.
The following table presents the key components of noninterest expense for the periods indicated:
	Year ended December 31,		Amount Increase (Decrease)	Percent Increase (Decrease)
	2017	2016
Salaries and related benefits	$17,018	$10,611	$6,407	60.4%
Occupancy and equipment	3,227	2,147	1,080	50.3%
Data processing expense	4,735	1,386	3,349	241.6%
Other expense	5,144	2,819	2,325	82.5%
Total non interest expense	$30,124	$16,963	$13,161	77.6%

Income taxes.   Income tax expense increased $4.5 million, or 100.4%, to $8.9 million for the year ended December 31, 2017 compared to $4.4 million for the year ended December 31, 2016. The Company’s effective tax rate was 62.8% for the year ended December 31, 2017 compared to 42.9% for the same period in 2016. The increase in the Company’s effective tax rate during the year ended December 31, 2017 compared to the same period in 2016 is primarily the result of a $2.7 million charge against our deferred tax assets related to recent changes in the U.S. tax laws, wherein the statutory corporate tax rate was lowered from 35.0% to 21.0%. Outside of this one-time cost, the effective tax rate would have been 43.9%, slightly up from the 42.9% recorded during the year ended December 31, 2016.
Liquidity and Capital Resources
Planning for our normal business liquidity needs, both expected and unexpected, is done on a daily and short term basis through the cash management function. On a longer term basis it is accomplished through the budget and strategic planning functions, with support from internal asset/liability management software model projections.

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run off that may occur in the normal course of business. We rely on a number of different sources in order to meet our potential liquidity demands. Our primary sources of funds are deposits, escrow and custodial deposits, principal and interest payments on loans and proceeds from sale of loans. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions, and competition. Our most liquid assets are cash, short term investments, including interest bearing demand deposits and securities available for sale. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.
Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $6.2 million and $9.3 million for the years ended December 31, 2018 and 2017, respectively. During the year ended December 31, 2018, net cash provided by investing activities, which consists primarily of net change in loans receivable and purchases, sales and maturities of investment securities, was $11.3 million. During the year ended December 31, 2017, net cash provided by investing activities was $90.4 million. Net cash provided from financing activities, which is comprised primarily of net change in deposits and, in 2018, proceeds from our IPO, was $78.7 million and $21.4 million for the years ended December 31, 2018 and 2017, respectively.
The Company, which is a separate legal entity from the Bank and must provide for its own liquidity, had liquid assets of  $323.6 million on an unconsolidated basis at December 31, 2018. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders, funds paid out for Company stock repurchases, and payments on trust-preferred securities and subordinated debt held at the Company level. The Company has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends.
Consistent with our goal to operate a sound and profitable organization, our policy is for the Company and the Bank to maintain “well-capitalized” status under the Federal Reserve regulations. Based on capital levels at December 31, 2018 and 2017, the Bank and the Company were considered to be well-capitalized.

The table below shows the capital ratios under the Basel III capital framework as of the dates indicated:
	Actual		Minimum Regulatory Requirement		Minimum Regulatory Requirement for “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
BayCom Corp
As of December 31, 2018
Tier 1 leverage ratio	$177,573	12.11%	$58,670	4.00%	$73,337	5.00%
Common equity tier 1 capital	177,573	17.63%	45,322	4.50%	65,466	6.50%
Tier 1 capital to risk-weighted assets	185,734	18.44%	60,430	6.00%	80,573	8.00%
Total capital to risk-weighted assets	191,204	18.98%	80,573	8.00%	100,716	10.00%
United Business Bank
As of December 31, 2018
Tier 1 leverage ratio	$147,209	10.04%	$58,663	4.00%	$73,328	5.00%
Common equity tier 1 capital	147,209	14.63%	45,293	4.50%	65,424	6.50%
Tier 1 capital to risk-weighted assets	147,209	14.63%	60,391	6.00%	80,522	8.00%
Total capital to risk-weighted assets	152,679	15.17%	80,522	8.00%	100,652	10.00%

The capital adequacy requirements are quantitative measures established by regulation that require the Company and the Bank to maintain minimum amounts and ratios of capital. The Federal Reserve requires the Company to maintain capital adequacy that generally parallels the FDIC requirements. The FDIC requires the Bank to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 Leverage Capital to average assets. In addition to the minimum capital ratios, the Bank now has to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This capital conservation buffer requirement began to be phased in starting in January 2016 at an amount more than 0.625% of risk-weighted assets and increased each year to an amount more than 2.5% of risk-weighted assets in January 2019. At December 31, 2018, the required capital conservation buffer was an amount more than 1.875%. At December 31, 2018, the Bank exceeded all regulatory capital requirements.
For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company’s subsidiary banks to be well-capitalized under the prompt corrective action regulations. If the Company was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at December 31, 2018, the Company would have exceeded all regulatory capital requirements.
For additional information see “Supervision and Regulation — Bank Regulation — Capital Requirements,” “Regulatory Capital Compliance” and Note 17, Regulatory Matters, “Regulatory Capital” in the Notes to the Consolidated Financial Statements, included in “Item 8. Financial Statements and Supplementary Data”, within this report.

Contractual Obligations
The following table summarizes aggregated information about our outstanding contractual obligations and other long-term liabilities as of December 31, 2018. The payment amounts represent those amounts contractually due to the recipients.
	One Year or Less	After One Year Through Three Years	After Three Years Through Five Years	After Five Years	Total
	(In thousands)
Deposits without a stated maturity	$1,042,414	$—	$—	$—	$1,042,414
Certificates of deposit	150,539	48,133	16,682	—	215,354
Subordinated debt, net	—	—	—	8,161	8,161
Salary continuation plan	609	1,257	1,302	4,755	7,923
Operating lease obligations	2,160	4,330	3,664	9,519	19,673
Total contractual obligations	$1,195,722	$53,720	$21,648	$22,435	$1,293,525

Borrowings are fully described in Notes 11 — Borrowings and Note 12 — Junior Subordinated Deferrable Interest Debentures, in the Notes to the Consolidated Financial Statements, included in “Item 8. Financial Statements and Supplementary Data” within this report. Operating lease obligations are in place primarily for facilities and land on which banking facilities are located. See Note 6 — Premises and Equipment in the Notes to the Consolidated Financial Statements, included in “Item 8. Financial Statements and Supplementary Data” within this report.
Off-Balance Sheet Arrangements
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
For information about our loan commitments, unused lines of credit and standby letters of credit, see Note 14 — Commitment and Contingencies in the Notes to the Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data” within this report.
We have not engaged in any other off balance sheet transactions in the normal course of our lending activities.
Quantitative and Qualitative Disclosures About Market and Interest Rate Risk
Market Risk.   Market risk represents the risk of loss due to changes in market values of assets and liabilities. We incur market risk in the normal course of business through exposures to market interest rates, equity prices, and credit spreads. We have identified two primary sources of market risk: interest rate risk and price risk.
Interest Rate Risk.   Interest rate risk is the risk to earnings and value arising from changes in market interest rates. Interest rate risk arises from timing differences in the repricing and maturities of interest earning assets and interest bearing liabilities (reprice risk), changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers’ ability to prepay residential mortgage loans at any time and depositors’ ability to redeem certificates of deposit before maturity (option risk), changes in the shape of the yield curve where interest rates increase or decrease in a nonparallel fashion (yield curve risk), and changes in spread relationships between different yield curves, such as U.S. Treasuries and LIBOR (basis risk).
The Asset Liability Committee of our Board of Directors (“ALCO”), establishes broad policy limits with respect to interest rate risk. ALCO establishes specific operating guidelines within the parameters of the Board of Directors’ policies. In general, we seek to minimize the impact of changing interest rates on net interest income and the economic values of assets and liabilities. Our ALCO meets quarterly to monitor the level of interest rate risk sensitivity to ensure compliance with the Board of Directors’ approved risk limits.

Interest rate risk management is an active process that encompasses monitoring loan and deposit flows complemented by investment and funding activities. Effective management of interest rate risk begins with understanding the dynamic characteristics of assets and liabilities and determining the appropriate interest rate risk posture given business forecasts, management objectives, market expectations, and policy constraints.
An asset sensitive position refers to a balance sheet position in which an increase in short-term interest rates is expected to generate higher net interest income, as rates earned on our interest-earning assets would reprice upward more quickly than rates paid on our interest-bearing liabilities, thus expanding our net interest margin. Conversely, a liability sensitive position refers to a balance sheet position in which an increase in short-term interest rates is expected to generate lower net interest income, as rates paid on our interest-bearing liabilities would reprice upward more quickly than rates earned on our interest-earning assets, thus compressing our net interest margin.
Income simulation and economic value analysis.   Interest rate risk measurement is calculated and reported to the ALCO at least quarterly. The information reported includes period-end results and identifies any policy limits exceeded, along with an assessment of the policy limit breach and the action plan and timeline for resolution, mitigation, or assumption of the risk.
Our primary approach to model interest rate risk is Net Interest Income at Risk (NII at Risk). Under NII at Risk, net interest income is modeled utilizing various assumptions for assets, liabilities, and derivatives.
We report NII at Risk to isolate the change in income related solely to interest earning assets and interest-bearing liabilities. The NII at Risk results reflect the analysis used quarterly by management. It models gradual parallel shifts in market interest rates based on the indicated interest rate environments implied by the forward yield curve over a two-year period. No rates in the model are allowed to go below zero. The current targeted federal funds rate is between 2.25% and 2.50%.
The following table sets forth the estimated changes in the Company’s annual net interest income that would result from the designated instantaneous parallel shift in interest rates noted, as of the dates indicated. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.
	Net Interest Income Sensitivity Immediate Changes in Rates
	-200	-100	+100	+200	+300
	(Dollars in thousands)
December 31, 2018
Dollar change	$(24,997)	$(10,812)	$4,627	$9,234	$13,820
Percent change	-19%	-8%	4%	7%	11%
December 31, 2017
Dollar change	$(20,772)	$(8,011)	$1,917	$2,908	$3,221
Percent change	-21%	-9%	2%	3%	3%
This data does not reflect any actions that we may undertake in response to changes in interest rates such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on net interest income, if any.
As with any method of gauging interest rate risk, there are certain shortcomings inherent to the methodology noted above. The model assumes interest rate changes are instantaneous parallel shifts in the yield curve. In reality, rate changes are rarely instantaneous. The use of the simplifying assumption that short-term and long-term rates change by the same degree may also misstate historic rate patterns, which rarely show parallel yield curve shifts. Further, the model assumes that certain assets and liabilities of similar maturity or period to repricing will react in the same way to changes in rates. In reality, certain types of financial instruments may react in advance of changes in market rates, while the reaction of other types of financial instruments may lag behind the change in general market rates. Additionally, the methodology noted above does not reflect the full impact of annual and lifetime restrictions on changes in rates for certain assets, such as adjustable rate loans. When interest rates change, actual loan prepayments and actual early withdrawals from certificates may deviate significantly from the assumptions used in the model. Finally, this methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan borrowers’ ability to service their debt. All of these factors are considered in monitoring the Company’s exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data
BAYCOM CORP AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
BayCom Corp
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of BayCom Corp and Subsidiary (the “Company”) as of December 31, 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ Moss Adams LLP
Los Angeles, California
March 18, 2019
We have served as the Company’s auditor since 2018.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders of
BayCom Corp and Subsidiary
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of BayCom Corp and Subsidiary (the “Company”) as of December 31, 2017, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years in the two year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the two year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also includes evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provided a reasonable basis for our opinion.
We have served as the Company's auditor since 2016.
Laguna Hills, California
February 23, 2018

BAYCOM CORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
December 31, 2018 and 2017
(In thousands, except for per share data)
	2018	2017
ASSETS
Cash and due from banks	$20,846	$14,754
Federal funds sold	302,735	235,099
Cash and cash equivalents	323,581	249,853
Interest bearing deposits in banks	3,980	1,743
Investment securities available-for-sale	99,796	40,505
Federal Home Loan Bank (“FHLB”) stock, at par	5,162	4,772
Federal Reserve Bank (“FRB”) stock, at par	4,081	2,987
Loans held for sale	855	3,245
Loans, net of allowance for loan losses of $5,140 and $4,215 at December 31, 2018 and 2017, respectively	970,189	886,864
Premises and equipment, net	11,168	8,399
Other real estate owned (“OREO”)	801	—
Core deposit intangible	7,205	4,772
Cash surrender value of Bank owned life insurance policies, net	19,602	17,132
Goodwill	14,594	10,365
Interest receivable and other assets	17,381	15,157
Total Assets	$1,478,395	$1,245,794
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest and interest bearing deposits	$1,257,768	$1,104,305
Long-term borrowings	—	6,000
Salary continuation plan	3,338	4,046
Interest payable and other liabilities	8,375	7,421
Junior subordinated deferrable interest debentures, net	8,161	5,387
Total liabilities	1,277,642	1,127,159
Commitments and contingencies (Note 14)
Shareholders’ equity
Preferred stock – no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock – no par value; 100,000,000 shares authorized; 10,869,275 and 7,496,995 shares issued and outstanding at December 31, 2018 and 2017, respectively	149,248	81,307
Additional paid in capital	287	287
Accumulated other comprehensive (loss) income, net of tax	(103)	213
Retained earnings	51,321	36,828
Total shareholders’ equity	200,753	118,635
Total Liabilities and Shareholders’ Equity	$1,478,395	$1,245,794

The accompanying notes are an integral part of the consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 2018, 2017 and 2016
(In thousands, except for per share data)
	2018	2017	2016
Interest income:
Loans, including fees	$49,120	$41,087	$28,394
Investment securities and interest bearing deposits in banks	7,071	2,723	834
FHLB dividends	446	356	307
FRB dividends	223	87	90
Total interest and dividend income	56,860	44,253	29,625
Interest expense:
Deposits	4,462	3,908	3,074
Other borrowings	480	404	—
Total interest expense	4,942	4,312	3,074
Net interest income	51,918	39,941	26,551
Provision for loan losses	1,842	462	598
Net interest income after provision for loan losses	50,076	39,479	25,953
Noninterest income:
Gain on sale of loans	2,061	2,173	—
Service charges and other fees	2,010	1,249	607
Loan servicing fees and other income	1,243	566	331
Gain on sale of OREO	70	252	—
Other income	1,698	554	420
Total noninterest income	7,082	4,794	1,358
Noninterest expense:
Salaries and employee benefits	21,444	17,018	10,611
Occupancy and equipment	4,259	3,227	2,147
Data processing	3,806	4,735	1,386
Other	7,160	5,144	2,819
Total noninterest expense	36,669	30,124	16,963
Income before provision for income taxes	20,489	14,149	10,348
Provision for income taxes	5,996	8,889	4,436
Net income	$14,493	$5,260	$5,912
Earnings per common share:
Basic earnings per common share	$1.50	$0.81	$1.10
Weighted average shares outstanding	9,692,009	6,520,230	5,441,085
Diluted earnings per common share	$1.50	$0.81	$1.09
Weighted average shares outstanding	9,692,009	6,520,230	5,449,998
The accompanying notes are an integral part of the consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31, 2018, 2017 and 2016
(In thousands, except for per share data)
	2018	2017	2016
Net income	$14,493	$5,260	$5,912
Other comprehensive (loss) income:
Change in unrealized (loss) gain on available-for-sale securities	(442)	152	(57)
Deferred tax benefit (expense)	126	(63)	24
Other comprehensive (loss) income, net of tax	(316)	89	(33)
Total comprehensive income	$14,177	$5,349	$5,879

The accompanying notes are an integral part of the consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the years ended December 31, 2018, 2017 and 2016
(In thousands, except for per share data)
	Number of Shares	Common Stock Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
Balance, December 31, 2015	5,493,209	$46,280	$287	$25,692	$121	$72,380
Net income				5,912		5,912
Other comprehensive loss, net					(33)	(33)
Restricted stock granted	12,794
Termination of restricted stock	(2,000)
Stock based compensation		334				334
Exercise of stock options	38,331	371				371
Repurchase of shares	(69,908)	(901)				(901)
Balance, December 31, 2016	5,472,426	46,084	287	31,604	88	78,063
Net income				5,260		5,260
Other comprehensive income, net					89	89
Reclassification of stranded tax effects from change in tax rate				(36)	36	—
Restricted stock granted	28,500
Stock based compensation		423				423
Issuance of shares	1,997,960	34,824				34,824
Repurchase of shares	(1,891)	(24)				(24)
Balance, December 31, 2017	7,496,995	81,307	287	36,828	213	118,635
Net income				14,493		14,493
Other comprehensive loss, net					(316)	(316)
Restricted stock granted	93,380
Stock based compensation		1,180				1,180
Initial public offering (“IPO”), net	3,278,900	66,761				66,761
Balance, December 31, 2018	10,869,275	$149,248	$287	$51,321	$(103)	$200,753

The accompanying notes are an integral part of the consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2018, 2017 and 2016
(In thousands, except for per share data)
	2018	2017	2016
Cash flows from operating activities:
Net income	$14,493	$5,260	$5,912
Adjustments to reconcile net income to net cash provided by
operating activities:
Decrease in deferred tax asset	740	3,491	1,699
Accretion on acquired loans	(2,944)	(3,000)	(1,891)
Gain on sale of loans	(2,061)	(2,173)	—
Proceeds from sale of loans	28,959	24,784	—
Loans originated for sale	(37,773)	(25,558)	—
Loss on impairment of building held for sale	600	—	—
Accretion on junior subordinated debentures	59	40	—
Increase in cash surrender value of life insurance policies	(301)	(231)	(214)
Provision for loan losses	1,842	462	598
Net (gain) loss on sale of OREO	(70)	(252)	179
Amortization/accretion of premium/discount on investment securities	441	369	190
Depreciation and amortization	935	762	498
Core deposit intangible amortization	1,171	850	398
Stock based compensation expense	1,180	423	334
(Increase) decrease in deferred loan origination fees, net	(103)	158	(30)
(Increase) decrease in accrued interest receivable and other assets	(848)	990	(212)
(Decrease) increase in salary continuation liability, net	(708)	126	(37)
Increase (decrease) in accrued expenses and other liabilities	625	2,827	(1,106)
Net cash provided by operating activities	6,237	9,328	6,318
Cash flows from investing activities:
Maturity of interest bearing deposits in banks	1,491	2,522	1,690
Purchase of investment securities	(41,353)	(1,180)	—
Proceeds from the sale, maturity and repayment of investment securities	37,377	7,651	9,564
(Purchase) redemption of Federal Home Loan Bank stock	(236)	319	(151)
(Purchase) redemption of Federal Reserve Bank stock	(921)	(1,576)	75
Net decrease (increase) in loans	4,267	295	(43,687)
Purchase of equipment and leasehold improvements	(1,013)	(368)	(214)
Proceeds from sale of OREO	729	1,754	—
Purchase of Bank owned life insurance	—	(4,003)	(8)
Proceeds from death benefit on BOLI investment	1,382	—	—
Net cash (paid out) received from acquisition	(12,974)	84,996	—
Net cash (used in) provided by investing activities	(11,251)	90,410	(32,731)
The accompanying notes are an integral part of the consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)
For the years ended December 31, 2018, 2017 and 2016
(In thousands, except for per share data)
	2018	2017	2016
Cash flows from financing activities:
Net increase in noninterest and interest bearing deposits	69,144	7,812	13,098
Net (decrease) increase in time deposits	(51,163)	23,538	34,357
Repurchase of common stock	—	(24)	(901)
Exercise of stock options	—	—	371
(Decrease) increase in long-term borrowings	(6,000)	6,000	—
Decrease in short-term borrowings	—	(15,895)	—
Proceeds from initial public offering, net	66,761	—	—
Net cash provided by financing activities	78,742	21,431	46,925
Increase in cash and cash equivalents	73,728	121,169	20,512
Cash and cash equivalents at beginning of period	249,853	128,684	108,172
Cash and cash equivalents at end of period	$323,581	$249,853	$128,684
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$4,939	$4,178	$3,055
Income tax, net of refunds	5,402	3,838	2,845
Non-cash investing and financing activities:
Change in unrealized (loss) gain on available-for-sale securities, net of tax	$(316)	$89	$(33)
Transfer of loans to other real estate owned	394	275	954
Acquisition:
Assets acquired, net of cash received	$143,542	$444,826	$—
Liabilities assumed	138,526	505,364	—
Common stock issued	—	34,824	—
Cash consideration	23,523	19,156	—
Goodwill	4,229	10,365	—
The accompanying notes are an integral part of the consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)
1.
ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BayCom Corp (the “Company”) is a bank holding company incorporated in the State of California in 2016 as the proposed holding company for United Business Bank (the “Bank”), a California state-chartered bank in connection in connection with the Bank’s holding company reorganization which was completed on January 17, 2017. On that date the Company became the sole shareholder of the Bank and all outstanding shares of Bank common stock were converted into an equal number of shares of Company common stock. The Company is primarily engaged in the business of planning, directing and coordinating the business activities of the Bank.
The Bank, formerly known as Bay Commercial Bank, is a California-chartered commercial bank which opened for business on July 20, 2004. The Bank provides a broad range of financial services primarily to local small and mid-sized businesses, service professionals and individuals through its 22 full service banking branches. The main office is located in Walnut Creek, California and branch offices are located in Oakland, Castro Valley, Mountain View, Napa, Stockton (2), Pleasanton, Livermore, San Jose, Long Beach, Sacramento, San Francisco and Glendale, California, and Seattle, Washington (2) and New Mexico (6). In addition, the Bank has one loan production office in Los Angeles, California. BayCom Corp is subject to regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). United Business Bank is subject to regulation by the California Department of Business Oversight, Division of Financial Institutions (“DBO”) and as a state-member bank, by the Federal Reserve.
The Company has two subsidiary grantor trusts, First ULB Statutory Trust I (“FULB Trust”) and Bethlehem Capital Trust (“BFC Trust”) (collectively, the “Trusts”) which were established in connection with the issuance of trust preferred securities (see Note 12). In accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), the accounts and transactions of the Trusts are not included in the accompanying consolidated financial statements. The Trusts were acquired through acquisitions.
The accounting and reporting policies of the Company conform to U.S. GAAP and prevailing practice within the banking industry. The following is a summary of the significant accounting and reporting policies used in preparing the consolidated financial statements.
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. All material intercompany transactions and accounts have been eliminated in consolidation. For financial reporting purposes, the Trusts are accounted for under the equity method and are included in other assets on the consolidated balance sheets. The junior subordinated debentures issued and guaranteed by the Company and held by the Trusts are reflected as liabilities on the Company’s consolidated balance sheets.
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates reflected in the consolidated financial statements include the allowance for loan losses, the valuation for deferred tax assets, the valuation of financial assets and liabilities, and the determination, recognition and measurement of impaired loans. Actual results could differ from these estimates.
Business Combinations
On November 30, 2018, the Company acquired all of the assets and assumed all of the liabilities of Bethlehem Financial Corporation and its subsidiary, MyBank, (“BFC”) under a Merger and Plan of Reorganization dated August 10, 2018.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)

On November 3, 2017, the Company acquired all of the assets and assumed all of the liabilities of Plaza Bank (“Plaza”) located in downtown Seattle, Washington under a Merger and Plan of Reorganization dated June 26, 2017.
On April 28, 2017, the Company acquired all of the assets and assumed all of the liabilities of First ULB Corp and its subsidiary, United Business Bank, FSB, (“FULB”) under a Merger and Plan of Reorganization dated December 14, 2016.
The acquired assets and assumed liabilities, both tangible and intangible for all acquisitions were measured at estimated fair values, as required by the acquisition method of accounting for business combinations Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations. Management made significant estimates and exercised significant judgment in accounting for the acquisition. For additional information, see “Note 2 — Acquisitions.”
Cash and Cash Equivalents
Cash equivalents are defined as short-term, highly liquid investments both readily convertible into known amounts of cash and so near maturity that there is insignificant risk of change in value because of changes in interest rates. Generally, only investments with original maturities of three months or less at the time of purchase qualify as cash equivalents. Cash and cash equivalents include cash and due from banks and federal funds sold. Generally, banks are required to maintain noninterest bearing cash reserves equal to a percentage of certain deposits. For the years ended December 31, 2018 and 2017, $40.9 million and $29.8 million in reserve balances were required, respectively.
As of December 31, 2018 and 2017, the Company had cash deposits at other financial institutions in excess of FDIC insured limits. The Company places these deposits with major financial institutions and management monitors the financial condition of these institutions and believes the risk of loss to be minimal. At December 31, 2018 and 2017, the Company held interest bearing money market in these financial institutions totaling $75.0 million and $95.0 million, with a yield of 2.6% and 1.5%, respectively.
Interest Bearing Deposits in Banks
The Company invests in certificates of time deposits with other banks. At December 31, 2018 and 2017, the certificates of time deposits totaled $4.0 million and $1.7 million, with a yield of 1.46% and 0.96%, respectively. These deposits do not exceed FDIC limits and mature in one year or less.
Investment Securities Available-for-Sale
Available-for-sale securities include bonds, notes, mortgage-backed securities, and debentures not classified as held-to-maturity securities. These securities are carried at estimated fair value with unrealized holding gains and losses, net of tax impact, if any, reported as a net amount in a separate component of shareholders’ equity, accumulated other comprehensive income (loss), until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method. The amortization of premiums and accretion of discounts are recognized as adjustments to interest income over the period to maturity.
Investments with fair values that are less than amortized costs are considered impaired. Impairment may result from either a decline in the financial condition of the issuing entity or in the case of fixed interest rate investments, from rising interest rates. At each financial statement date management assesses each investment to determine if impaired investments are temporarily impaired or if the impairment is other than temporary. This assessment includes a determination of whether the Company intends to sell the security, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered other than temporarily impaired and that the Company does not intend to sell and will not be required to sell

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)

prior to recovery of the amortized cost basis, the amount of impairment is separated into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is calculated as the difference between the security’s amortized costs basis and the present value of its expected future cash flows.
The remaining difference between the security’s fair value and the present value of the future expected cash flow is deemed to be due to factors that are not credit related and is recognized in other comprehensive income (loss).
Federal Home Loan Bank Stock
As of December 31, 2018 and 2017, FHLB of San Francisco stock totaling $5.2 million and $4.8 million, respectively, was recorded at cost and is redeemable at par value. Investment in FHLB stock is a required investment for member institutions. FHLB stock is periodically evaluated for impairment based on ultimate recovery of par value.
Federal Reserve Bank Stock
As of December 31, 2018 and 2017, the Company held FRB stock totaling $4.1 million and $3.0 million, respectively, recorded at cost and redeemable at par value. Investment in FRB stock is a required investment for member institutions. FRB Stock is periodically evaluated for impairment based on ultimate recovery of par value.
Loans
Loans are stated at the principal amount outstanding, net of the allowance for loan losses, net deferred fees, and unearned discounts, if any. The Company holds loans receivable primarily for investment purposes. The Company purchases and sells interests in certain loans referred to as participations. The participations are sold without recourse.
The Company acquires loans in business combinations that are recorded at estimated fair value as of their purchase date. The purchaser cannot carryover the related allowance for loan losses as probable credit losses are considered in the estimation of fair value. Purchased loans are accounted for under ASC 310-30, Loans and Debt Securities with Deteriorated Credit Quality or ASC 310-20, Non-refundable Fees and other Costs. Certain acquired loans exhibited credit quality deterioration since origination and are therefore being accounted for under ASC 310-30. The acquired loans that did not exhibit credit quality deterioration are accounted for under ASC 310-20.
A significant portion of the Company’s loan portfolio is comprised of adjustable rate loans. Interest on loans is calculated and accrued daily using the simple interest method based on the daily amount of principal outstanding. Generally, loans with temporarily impaired values and loans to borrowers experiencing financial difficulties are placed on non-accrual even though the borrowers continue to repay the loans as scheduled.
When the ability to fully collect non-accrual loan principal is in doubt, cash payments received are applied first to principal until such time as full collection of the remaining recorded balance is expected. Loans are returned to accrual basis when principal and interest payments are being paid currently and full payment of principal and interest is probable.
Purchased Credit Impaired Loans
The Company purchases individual loans and groups of loans, some of which show evidence of credit deterioration since origination. The purchased credit impaired (“PCI”) loans are recorded at the amount paid, since there is no carryover of the seller’s allowance for loan losses.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)

PCI loans are accounted for individually or aggregated into pools of loans on common risk characteristics. The Company estimates the amount and timing of expected cash flows for the loan or pool. The expected cash flows in excess of the amount paid are recorded as interest income over the life of the loan (accretable yield). The excess of the loan’s or pool’s contractual principal and interest over the expected cash flows is not recorded (nonaccretable differences). Over the life of the loan or pool, expected cash flows continue to be estimated. If the present value of the expected cash flows is less than the amount, a loss is recorded as a provision for loan losses. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of the future interest income.
Loan Fees and Costs
Loan origination fees, commitment fees, direct loan origination costs and purchase premiums and discounts on loans are deferred and recognized as an adjustment of yield, to be amortized to interest income over the contractual term of the loan. Other loan fees and charges which represent income from delinquent payment charges, and miscellaneous loan or letter of credit services, are recognized as non-interest income when collected.
Salaries, employee benefits and other expenses totaling $776,000 and $660,000 were deferred as loan origination costs for the years ended December 31, 2018 and 2017, respectively.
Allowance for Loan Losses
The allowance for loan losses is evaluated on a regular basis by management. Periodically, the Company charges current earnings with provisions for estimated probable losses of loans receivable. The provision or adjustment takes into consideration the adequacy of the total allowance for loan losses giving due consideration to specifically identified problem loans, the financial condition of the borrower, fair value of the underlying collateral, recourse provisions, prevailing economic conditions, and other factors. Additional consideration is given to the Company’s historical loan loss experience relative to the Company’s loan portfolio concentrations related to industry, collateral and geography. The Company considers this concentration of credit risk when assessing and assigning qualitative factors in the allowance for loan losses. Portfolio segments identified by the Company include commercial and industrial, construction and land, commercial real estate including multi-family, residential real estate and consumer. This evaluation is inherently subjective and requires estimates that are susceptible to significant change as additional or new information becomes available. Relevant risk characteristics for the Company’s loan portfolio segments include vintage of the loan, debt service coverage, loan-to-value ratios and other financial performance ratios. In addition, regulatory examiners may require additional allowances based on their judgments of the information regarding problem loans and credit risk available to them at the time of their examinations. At December 31, 2018 and 2017, management believes the allowance for loan losses adequately reflects the credit risk in the loan portfolio.
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
The Company evaluates and assigns a risk grade to each loan based on certain criteria to assess the credit quality of each loan. The assignment of a risk rating is done for each individual loan. Loans are graded from inception and on a continuing basis until the debt is repaid. Any adverse or beneficial trends will trigger a review of the loan risk rating. Each loan is assigned a risk grade based on its characteristics. Loans with low to average credit risk are assigned a lower risk grade than those with higher credit risk as determined by the individual loan characteristics.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)

The Company’s Pass loans includes loans with acceptable business or individual credit risk where the borrower’s operations, cash flow or financial condition provides evidence of low to average levels of risk.
Loans that are assigned higher risk grades are loans that exhibit the following characteristics:
A Special Mention asset has potential weaknesses that deserve close attention. If left uncorrected, these potential weaknesses may result in a deterioration of the repayment prospects for the asset or in the Company’s credit position at some future date. Special Mention assets are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.
Loans in this category would be characterized by any of the following situations:
•
Credit that is currently protected but is potentially a weak asset

•
Credit that is difficult to manage because of an inadequate loan agreement, the condition of and/or control over collateral, failure to obtain proper documentation, or any other deviation from product lending practices

•
Adverse financial trends

A Special Mention rating should be a temporary rating, pending the occurrence of an event that would cause the risk rating to either improve or to be downgraded.
A Substandard asset is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Assets are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. The potential loss does not have to be recognizable in an individual credit for that credit to be risk rated Substandard. A loan can be fully and adequately secured and still be considered Substandard.
Some characteristics of Substandard loans are:
•
Inability to service debt from ordinary and recurring cash flow

•
Chronic delinquency

•
Reliance upon alternative sources of repayment

•
Term loans that are granted on liberal terms because the borrower cannot service normal payments for that type of debt

•
Repayment dependent upon the liquidation of collateral

•
Inability to perform as agreed, but adequately protected by collateral

•
Necessity to renegotiate payments to a non-standard level to ensure performance

•
The borrower is bankrupt, or for any other reason, future repayment is dependent on court action

Any asset classified Doubtful has all the weaknesses inherent in one classified as Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and value, highly questionable and improbable. Doubtful assets have a high probability of loss, yet certain important and reasonably specific pending factors may work toward the strengthening of the asset.
Losses are recognized as charges to the allowance when the loan or portion of the loan is considered uncollectible or at the time of foreclosure. Recoveries on loans previously charged off are credited to the allowance for loan losses.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)

A loan may be considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.
Troubled Debt Restructuring
In situations where, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring (“TDR”). The Company measures any loss on the TDR in accordance with the guidance concerning impaired loans set forth above. Additionally, loans modified in troubled debt restructurings are generally placed on non-accrual status at the time of restructuring and included in impaired loans. These loans are returned to accrual status after the borrower demonstrates performance with the modified terms for a sustained period of time (generally six months) and has the capacity to continue to perform in accordance with the modified terms of the restructured debt.
Other Real Estate Owned
Other real estate owned (“OREO”) acquired through, or in lieu of foreclosure are held-for-sale and are initially recorded at fair value less selling expenses. Any write-downs to fair value at the time of transfer are charged to the allowance for loan losses. Costs to hold OREO are expensed when incurred.
The Company obtains an appraisal or market valuation analysis on all OREO. If the periodic valuation indicates a decline in the fair value below recorded carrying value, an additional write-down or valuation allowance for OREO losses is established as a charge to earnings. Fair value is based on current market conditions, appraisals, and estimated sales values of similar properties. Operating expenses of such properties, net of related income, are included in other expenses.
Premises and Equipment
Land is carried at cost. Premises and equipment are stated at historical cost less accumulated depreciation or amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the related assets. The useful lives of premises range between twenty-five to thirty-nine years.
The useful lives of furniture, fixtures and equipment are estimated to be three to five years. Leasehold improvements are amortized over the life of the asset or the term of the related lease, whichever is shorter. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is recognized in non-interest income. The cost of maintenance and repairs is charged to expense as incurred. Annually at the end of each year, the Company evaluates premises and equipment for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.
Goodwill, Core Deposit Intangible and Long-Lived Assets
Goodwill is determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and the liabilities assumed as of the acquisition date. Goodwill that arises from a business combination is evaluated

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)

for impairment at lease annually, at the reporting unit level. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Core deposit intangible represents the estimated future benefit of deposits related to an acquisition and is booked separately from the related deposits and amortized over an estimated useful live of seven years.
As of December 31, 2018 and 2017, goodwill totaled $14.6 million and $10.4 million and a core intangible totaled $7.2 million and $4.8 million from business combinations, respectively. A significant decline in expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant decline in the price of our common stock could necessitate taking charges in the future related to the impairment of goodwill or core deposit intangibles. The core deposit intangible assets represent the value ascribed to the long-term deposit relationships acquired and is being amortized over an estimated average useful life of seven years. At December 31, 2018, the weighted average remaining useful life was 3.1 years.
All assets are reviewed for impairment whenever events or changes indicate that the carrying value of the asset may not be recoverable. As of December 31, 2018 the Company determined that one of its owned branch properties located in Oakland, California had declined in value and determined that it was appropriate to reduce the book value by $600,000. No events or changes occurred during 2018 that would indicate that the carrying value of any long-lived assets may not be recoverable.
Bank Owned Life Insurance
The Bank owns life insurance policies (“BOLI”) on certain key current officers. BOLI is recorded on the consolidated balance sheets at the amount that can be realized based on cash surrender value.
Transfers of Financial Assets
Transfers of an entire financial asset, a group of financial assets, or a participating interest in an entire financial asset are accounted for as sales when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
The Company may sell certain portions of government guaranteed loans in the secondary market. These sales are recorded by the Company when control is surrendered and any warranty period or recourse provision expires.
Servicing Assets and Liabilities
All servicing assets and liabilities are initially measured at fair value. The Company amortizes servicing rights in proportion to and over the period of the estimated net servicing income or loss assuming prepayments and assesses the rights for impairment.
Loans serviced for others totaled $160.8 million and $160.1 million as of December 31, 2018 and 2017, respectively. Total servicing liabilities, included in interest payable and other liabilities on the consolidated balance sheets, were $179,000 and $254,000 as of December 31, 2018 and 2017, respectively. Servicing assets totaled $814,000 and $1.3 million as of December 31, 2018 and 2017, respectively.
In connection with the sale of the Company’s U.S. Small Business Administration (“SBA”) loans, the Company recognizes servicing assets when servicing rights are retained The Company initially recognizes and measures at fair value servicing rights obtained by SBA loan sales. The Company subsequently measures these servicing assets by using the amortization method, which amortizes servicing assets in proportion to, and over the period of, estimated net servicing income. The amortization of the servicing assets is analyzed periodically and is adjusted to reflect changes in prepayment rates and other estimates.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)

The servicing asset is included in other assets on the consolidated statements of financial condition and the related amortization is net against other non-operating income in the consolidated statement of income. Gain or loss on sale of loans is included in non-interest income.
Loans Held for Sale
Periodically, the Company sells loans and retains the servicing rights. The gain or loss on sale of loans depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer.
The portions of the SBA loans that are guaranteed by the SBA are classified by management as loans held for sale since the Company intends to sell these loans. Loans held for sale are recorded at their lower aggregate cost or estimated fair value. During 2018, the Company sold $29.0 million of SBA loans in the secondary market, $28.1 million of which settled by end of year 2018. During 2017, the Company sold $24.7 million of SBA loans in the secondary market, $22.3 million of which settled by end of year 2017.
The fair value of SBA loans held for sale is based primarily on prices that secondary markets are currently offering for loans with similar characteristics. Net unrealized losses, if any, are recognized through a valuation allowance through a charge to income. The carrying value of SBA loans held for sale is net of premiums as well as deferred originations fees and costs. Premiums and net origination fees and costs are deferred and included in the basis of the loans in calculating gains or losses upon sale. SBA loans are generally secured by the borrowing entities’ assets such accounts receivable, property and equipment and other business assets. The Company generally recognizes gains and losses on these loan sales based on the differences between the sales proceeds received and the allocated carrying value of the loans sold (which can include deferred premiums and net origination fees and costs). The non-guaranteed portion of the SBA loans is not typically sold by the Company and is classified as held for investment.
Reserve for Unfunded Commitments
The reserve for unfunded commitments is established through a provision for losses — unfunded commitments, the changes of which are recorded in noninterest expense. The reserve for unfunded commitments is an amount that Management believes will be adequate to absorb probable losses inherent in existing commitments, including unused portions of revolving lines of credit and other loans, standby letters of credit, and unused deposit account overdraft privileges. The reserve for unfunded commitments is based on evaluations of the collectability, and prior loss experience of unfunded commitments. The evaluations take into consideration such factors as changes in the nature and size of the loan portfolio, overall loan portfolio quality, loan concentrations, specific problem loans and related unfunded commitments, and current economic conditions that may affect the borrower’s or depositor’s ability to pay.
Income Taxes
The Company and the Bank file a United States consolidated federal income tax return and state income tax returns in California and New Mexico. Income taxes are accounted for using the asset and liability method. Under such method, deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis (temporary differences). Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in the period of change.
A valuation allowance is established as a reduction to deferred tax assets to the extent that it is more than likely than not that the benefits associated with the deferred tax assets will not be realized. The determination, recognition, and measurement of deferred tax assets and the requirement for a related valuation allowance is based on estimated future taxable income.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2018, 2017 and 2016, the Company did not recognize any interest and penalties. The Company had no unrecognized tax benefits as of December 31, 2018 and 2017.
On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). Among other provisions, the Tax Act reduced the federal marginal corporate income tax rate from 35% to 21%. As a result of the passage of the Tax Act, the Company recorded a $2.7 million charge for the revaluation of its net deferred tax asset to account for the future impact of the decrease in the corporate income tax rate and other provisions of the legislation. The charge was recorded as an increase to tax expense and reduction of the net deferred asset. The Company’s financial results reflect the income tax effects of the Tax Act for which the accounting is complete and provisional amounts for those specific income tax effects of the Tax Act for which the accounting is incomplete but a reasonable estimate could be determined. The Company did not identify any other items which had income tax effects from the Tax Act.
Revenue Recognition
The Company records revenue from contracts with customers in accordance with Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“Topic 606”). Under Topic 606, the Company must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the Company satisfies a performance obligation.
Most of our revenue-generating transactions are not subject to Topic 606, including revenue generated from financial instruments, such as our loans and investment securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of the new guidance. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2018 and December 31, 2017, the Company did not have any significant contract balances. The following are descriptions of revenues within the scope of ASC 606.
Deposit service charges
The Company earns fees from its deposit customers for account maintenance, transaction-based and overdraft services. Account maintenance fees consist primarily of account fees and analyzed account fees charged on deposit accounts on a monthly basis. The performance obligation is satisfied and the fees are recognized on a monthly basis as the service period is completed. Transaction-based fees on deposit accounts are charged to deposit customers for specific services provided to the customer, such as non-sufficient funds fees, overdraft fees, and wire fees. The performance obligation is completed as the transaction occurs and the fees are recognized at the time each specific service is provided to the customer.
Debit and ATM interchange fee income and expenses
Debit and ATM interchange income represent fees earned when a debit card issued by the Company is used. The Company earns interchange fees from debit cardholder transactions through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. The performance obligation is satisfied and the fees are earned when the cost of the transaction is charged to the cardholders’ debit card. Certain expenses directly associated with the credit and debit card are recorded on a net basis with the interchange income.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)

Merchant fee income
Merchant fee income represents fees earned by the Company for card payment services provided to its merchant customers. The Company outsources these services to a third party to provide card payment services to these merchants. The third party provider passes the payments made by the merchants through to the Company. The Company, in turn, pays the third party provider for the services it provides to the merchants. These payments to the third party provider are recorded as expenses as a net reduction against fee income. In addition, a portion of the payment received represents interchange fees which are passed through to the card issuing bank. Income is primarily earned based on the dollar volume and number of transactions processed. The performance obligation is satisfied and the related fee is earned when each payment is accepted by the processing network.
Gain/loss on other real estate owned, net
The Company records a gain or loss from the sale of other real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed of trust. When the Company finances the sale of other real estate owned to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the other real estate owned asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on sale, the Company adjusts the transaction price and related gain or loss on sale if a significant financing component is present.
Stock Based Compensation
Restricted Equity Grants
The Company granted restricted stock to directors and employees in 2018 and 2017. The grant-date fair value of the award is amortized on the straight-line basis over the requisite service period, which is generally the vesting period, as compensation expense in salaries and benefits for employees and other non-interest expense for directors.
Stock Options
The Company recognized in the statement of income the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period). The fair value of each option was estimated on the date of grant using the Black-Scholes options pricing model. The fair value method includes an estimate of expected volatility and an estimate of the expected option term, which is based on consideration of the vesting period and contractual term of the option.
Earnings per Share
Earnings per common share (“EPS”) is computed based on the weighted average number of common shares outstanding during the period. Basic EPS excludes dilution and is computed by dividing net earnings available to common stockholders by the weighted average of common shares outstanding. Non-vested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities and are included in the computation of basic earnings per share. All of the Company’s non-vested restricted stock awards qualify as participating securities.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)

For the periods indicated below, total weighted average common shares outstanding are as follows:
	December 31, 2018	December 31, 2017	December 31, 2016
Common Stock	9,692,009	6,520,230	5,441,085
Diluted effect of stock options	—	—	8,913
Total weighted average diluted shares	9,692,009	6,520,230	5,449,998

Repurchase of Common Stock
In 2018 the Company did not repurchase any shares of common stock. In 2017, the Company repurchased 1,891 shares of common stock under the Dissenters’ Rights provisions as a result of the FULB merger. During the year ended December 31, 2016, the Company repurchased 69,908 shares of common stock as part of a stock repurchase program.
Comprehensive Income (Loss)
Comprehensive income (loss) includes disclosure of other comprehensive income or loss that historically has not been recognized in the calculation of net income or loss. Unrealized gains and losses on the Company’s available-for-sale investment securities are included in other comprehensive income or loss. Total comprehensive income or loss and the components of accumulated other comprehensive income are presented as a separate statement of comprehensive income.
Loss Contingencies and Legal Claims
In the normal course of business, the Company may be subject to claims and lawsuits. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits, if any, will not have a material adverse effect on the financial position of the Company.
Recent Accounting Guidance Not Yet Effective and Adopted Accounting Guidance
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This Update requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. These amendments are effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and one year later for nonpublic business entities. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that period. The Company adopted ASU No. 2014-09 on January 1, 2018. The adoption of ASU 2014-09 did not have a material impact on its financial statements and disclosures. However, additional disclosures required by the ASU have been included above.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). Changes made to the current measurement model primarily affect the accounting for equity securities and readily determinable fair values, where changes in fair value will impact earnings instead of other comprehensive income. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged. The Update also changes the presentation and disclosure requirements for financial instruments including a requirement that public business entities use exit price when measuring the

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)

fair value of financial instruments measured at amortized cost for disclosure purposes. This Update is generally effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and one year later for nonpublic business entities. Nonpublic business entities are permitted to immediately adopt a provision which would omit the disclosure of fair value of financial instruments carried at amortized cost. The Company has adopted this provision. ASU 2016-01 did not have a material impact on its financial statements and disclosures. The disclosures to the Company’s consolidated financial statements have been updated appropriately using the exit price notion in “Note 20 — Fair Value of Financial Instruments.”
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The most significant change for lessees is the requirement under the new guidance to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases, which is generally defined as a lease term of less than 12 months. This change will result in lessees recognizing right-of-use assets and lease liabilities for most leases currently accounted for as operating leases under current lease accounting guidance. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2018 for public business entities and one year later for all other entities. Early application of the amendments in the ASU is permitted. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. ASU No. 2018-10 contains clarifications to ASU 2016-02 by providing a new transition method in addition to the existing transition method contained in ASU No. 2016-02 to allow entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This amendment has the same effective date as ASU 2016-02. The effect of the adoption of these ASUs will depend on leases at time of adoption. Once adopted, we expect to report higher assets and liabilities as a result of including right-of-use assets and lease liabilities related to certain banking offices and certain equipment under noncancelable operating lease agreements. The Company estimates that the adoption of this standard will result in an increase in assets of approximately $17.1 million to recognize the present value of the lease obligations with a corresponding increase in liabilities. The Company does not expect this to have a material impact on the Company’s consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326) and subsequent amendment to the initial guidance in November 2018, ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, which clarifies codification and corrects unintended application of the guidance. ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, public business entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU 2018-19 clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments. ASU No. 2016-13 and 2018-19 are effective for interim and annual reporting periods beginning after December 15, 2019 for SEC filers, one year later for non SEC filing public business

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)

entities and annual reporting periods beginning after December 15, 2021 for nonpublic business entities and interim periods within those fiscal years. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is reviewing the requirements of ASU 2016-13 and ASU 2018-19 and expects to begin developing and implementing processes and procedures to ensure it is fully compliant with the amendments at the adoption date. Upon adoption, the Company expects changes in the processes and procedures used to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The new guidance may result in an increase in the allowance for loan losses which will also reflect the new requirement to include the nonaccretable principal differences on purchased credit-impaired loans, however, the Company is still in the process of determining the magnitude of the changes and its impact on the Company’s consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. This guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation, and goodwill impairment will simply be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The amendments in this Update are required for public business entities and other entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. ASU No. 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2021 for public business entities who are not SEC filers and one year latter for all other entities. The Company does not expect ASU 2017-04 to have a material impact on its consolidated financial statements.
In March 2017, FASB issued ASU 2017-08, Receivables — Nonrefundable Fees and Other Costs (Topic 310). ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium to require such premiums to be amortized to the earliest call date unless applicable guidance related to certain pools of securities is applied to consider estimated prepayments. Under prior guidance, entities were generally required to amortize premiums on individual, non-pooled callable debt securities as a yield adjustment over the contractual life of the security. ASU 2017-08 does not change the accounting for callable debt securities held at a discount. ASU 2017-08 will be effective for the Company on January 1, 2019, and is not expected to have a significant impact on the Company’s consolidated financial statements.
In February 2018, FASB issued ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220). This ASU was issued to allow a reclassification from accumulated other comprehensive income to retained earnings from stranded tax effects resulting from the revaluation of the net deferred tax asset (“DTA”) to the new corporate tax rate of 21% as a result of the Tax Cuts and Jobs Act of 2017 (“Tax Act”). The ASU is effective for reporting periods beginning after December 15, 2018 with early adoption permitted. The Company elected to early adopt this ASU and to reclassify $36,000 of stranded tax effects from accumulated other comprehensive income to retained earnings in the fourth quarter of 2017.
In March 2018, FASB issued ASU No. 2018-05, Income Taxes (Topic 740). This ASU was issued to provide guidance on the income tax accounting implications of the Tax Act and allows for entities to report provisional amounts for specific income tax effects of the Tax Act for which the accounting under Topic 740 was not yet complete, but a reasonable estimate could be determined. A measurement period of one-year is allowed to complete the accounting effects under Topic 740 and revise any previous estimates reported. Any provisional amounts or subsequent adjustments included in an entity’s financial statements during the measurement period should be included in income from continuing operations as an adjustment

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)

to tax expense in the reporting period the amounts are determined. The Company adopted this ASU with the provisional adjustments as reported in the consolidated financial statements as of December 31, 2017. As of December 31, 2018, the Company did not incur any adjustments to the provisional recognition.
In June 2018, the FASB issued ASU No. 2018-07, Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This new guidance simplifies the accounting for share-based payment transactions for acquiring goods and services from nonemployees, applying some of the same requirements as employee share-based payment transactions. This ASU will not affect the accounting for share-based payment awards to nonemployee directors, which will continue to be treated as employee share-based transactions under the current standards. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim period within those fiscal years. Early adoption is permitted. As of December 31, 2018, the Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements, as it is not the Company’s practice to issue stock-based awards to pay for goods and services from nonemployees, other than nonemployee directors.
In August, 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement. This ASU contains some technical adjustments related to the fair value disclosure requirements of public companies. Included in this ASU is the additional disclosure requirement of unrealized gains and losses for the period in recurring level 3 fair value disclosures and the range and weighted average of significant unobservable inputs, among other technical changes. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. The adoption of ASU 2018-13 is not expected to have a material impact on the Company’s consolidated financial statements.
In August 2018, FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this ASU broaden the scope of ASC Subtopic 350-40 to include costs incurred to implement a hosting arrangement that is a service contract. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The costs are capitalized or expensed depending on the nature of the costs and the project stage during which they are incurred, consistent with the accounting for costs for internal-use software. The amendments in this ASU result in consistent capitalization of implementation costs of a hosting arrangement that is a service contract and implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this ASU. This ASU is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The amendments in this ASU should be applied either retrospectively to all implementation costs incurred after the date of adoption. Adoption of ASU 2018-15 is not expected to have a material impact on the Company’s consolidated financial statements.
Subsequent Events
Management has evaluated subsequent events for potential recognition and disclosure through March 18, 2019, the date the financial statements were issued.
On December 7, 2018, the Company entered into a definitive agreement (the “Agreement”) with Uniti Financial Corporation, (“Uniti”), headquartered in Buena Park, California, pursuant to which Uniti will be merged with and into BayCom Corp, immediately thereafter Uniti’s bank subsidiary, Uniti Bank, will be merged with and into United Business Bank. Uniti Bank serves the Los Angeles and Orange County communities in Southern California through three branches. Under the terms of the Agreement, Uniti shareholders will receive (i) $2.30 in cash and (ii) 0.07234 shares of Company common stock for each share

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)

of Uniti common stock. Options to purchase Uniti common stock outstanding at the effective time of the merger will be cancelled for a cash payment equal to the difference, if positive, between $4.00 and the corresponding exercise price of such option. The transaction is valued at approximately $63.9 million in aggregate based on the closing price of Company common stock of  $23.39 on December 7, 2018. The Agreement has been unanimously approved by the boards of directors of both the Company and Uniti. The merger is subject to regulatory approvals, approval by Uniti shareholders and certain other customary closing conditions and is expected to close in the second quarter of 2019.
The unaudited pro forma information in the following table is intended for informational purposes only and is not necessarily indicative of future operating results or operating results that would have occurred had the mergers been completed at the beginning of each respective year. No assumptions have been applied to the pro forma results of operation regarding possible revenue enhancements, expense efficiencies or asset dispositions.
	December 31, 2018	December 31, 2017	December 31, 2016
Net interest income	$64,547	$44,620	$33,906
Net income	17,269	7,228	7,241
Basic earnings per share	$1.60	$0.95	$1.13
Diluted earnings per share	$1.60	$0.95	$1.13
Reclassifications
Certain prior year amounts are reclassified to conform to the current year presentation. None of the reclassifications impact net income or earnings per common share.
2.
ACQUISITIONS

On November 30, 2018, to increase the Company’s market share in New Mexico and to reduce net funding cost, the Company acquired BFC. The Company added five branches in Central New Mexico. The Company paid BFC shareholders $62.00 in cash for each share of BFC common stock or approximately $23.5 million. There were no fair value adjustments made during the measurement period. The Company assumed subordinated debentures held by a subsidiary of Bethlehem Financial Corporation.
On November 3, 2017, to enhance its market share in Washington, the Company acquired Plaza, adding one branch office located in Seattle, Washington. The Company issued 626,381 shares of common stock at a price of  $19.10 per share in exchange for the all of the common shares outstanding of Plaza. Each share of Plaza’s common stock outstanding converted into 0.084795 shares of the Company’s common stock. There were no fair value adjustments made during the measurement period. The Company assumed the lease obligation related to the branch facility.
On April 28, 2017, to increase its market share in the San Francisco Bay Area and other areas, reduce net funding costs and improve operating efficiency, the Company acquired FULB. The Company added eight locations including seven full service branches and one loan production office. The Company paid a total of  $41.9 million, comprised of cash of  $19.0 million and 1,371,579 shares at a price of  $16.66 per share of common stock in exchange for all of the common shares outstanding of FULB. Each share of FULB stock converted into 0.9733 shares of the Company’s common stock. The fair value estimates are subject to change during the measurement period as additional information relative to the acquisition date fair values becomes available. The Company assumed subordinated debentures held by a subsidiary of First ULB Corp. The Company assumed the lease obligations related to each facility.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)

The following table summarizes the fair value of the assets acquired and liabilities assumed at the acquisition date:
	BFC Acquisition Date November 30, 2018	Plaza Acquisition Date November 3, 2017	FULB Acquisition Date April 28, 2017
Fair value of assets:
Cash and due from banks	$4,932	$1,124	$27,992
Federal funds sold	9,346	—	75,037
Total cash and cash equivalents	14,278	1,124	103,029
Investment securities	56,198	5,772	30,241
FHLB stock, at par	154	493	2,087
FRB stock, at par	173	—	—
Loans, net	75,384	65,366	315,970
Other real estate owned	1,066	—	—
Core deposit intangible	3,604	385	4,435
BOLI	2,937	—	6,428
Deferred tax assets, net	3,291	2,070	(164)
Servicing asset	—	—	1,282
Other assets	735	630	9,831
Total assets acquired	157,820	75,840	473,139
Liabilities:
Deposits
Noninterest bearing	97,771	17,256	152,842
Interest bearing	37,711	36,923	275,175
	135,482	54,179	428,017
Other borrowings	2,715	10,467	10,775
Salary continuation plan	—	—	764
Other liabilities	329	350	812
Total liabilities assumed	138,526	64,996	440,368
Stock issued	—	11,964	22,860
Cash consideration	23,523	119	19,037
Goodwill	$4,229	$1,239	$9,126

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)

The following table presents the net assets acquired and the estimated fair value adjustments, which resulted in goodwill at the acquisition date:
	BFC Acquisition Date November 30, 2018	Plaza Acquisition Date November 3, 2017	FULB Acquisition Date April 28, 2017
Book value of net assets acquired	$16,201	$8,107	$29,321
Fair value adjustments:
Investments	(382)	—	—
Loans	284	386	636
Branch facilities	668	—	—
Write-down on real estate investment	(229)	—	(262)
Core deposit intangible	3,604	385	4,435
Deferred tax assets	(1,176)	2,070	(2,404)
Time deposits	(54)	(74)	—
Other borrowings	—	(30)	—
Trust preferred securities	378	—	1,045
Total purchase accounting adjustments	3,093	2,737	3,450
Fair value of net assets acquired	19,294	10,844	32,771
Price paid:
Common stock issued	—	11,964	22,860
Cash paid	23,523	119	19,037
Total price paid	23,523	12,083	41,897
Goodwill	$4,229	$1,239	$9,126

Pro Forma Results of Operations (Unaudited)
The operating results of the Company in the consolidated statements of income include the operating results of BFC, Plaza and FULB, since their respective acquisition dates. The following table represents the net interest income, net income, basic and diluted earnings per share, as if the mergers with BFC, Plaza and FULB were effective January 1, 2018, 2017 and 2016, for the respective years in which each acquisition was closed. The unaudited pro forma information in the following table is intended for informational purposes only and is not necessarily indicative of future operating results or operating results that would have occurred had the mergers been completed at the beginning of each respective year. No assumptions have been applied to the pro forma results of operation regarding possible revenue enhancements, expense efficiencies or asset dispositions.
Unaudited pro forma net interest income, net income and earnings per share are presented below:
	December 31,
	2018	2017	2016
Net interest income	$58,185	$53,957	$50,649
Net income	15,503	5,225	10,501
Basic earnings per share	$1.60	$0.80	$1.93
Diluted earnings per share	$1.60	$0.80	$1.93

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)

These amounts include the acquisition-related third party expenses, accretion of the discounts on acquired loans and amortization of the fair value mark adjustments on core deposit intangible.
Acquisition Expenses
Acquisition expenses are recognized as incurred and continue until all systems are converted and operational functions become fully integrated. The Company incurred third-party acquisition expenses in the consolidated statements of income for the periods indicated are as follows:
	December 31, 2018	December 31, 2017
	BFC	Plaza	FULB	Total
Professional fees	$130	$225	$349	$574
Data processing	1,290	855	1,586	2,441
Severance expense	536	75	212	287
Other	369	54	120	174
Total	$2,325	$1,209	$2,267	$3,476

3.
INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale at the dates indicated are summarized as follows:
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
December 31, 2018
U.S. Treasuries	$984	$1	$—	$985
U.S. Government Agencies	13,761	21	(17)	13,765
Municipal securities	19,604	65	(166)	19,503
Mortgage-backed securities	49,565	243	(206)	49,602
Collateralized mortgage obligations	4,705	32	(20)	4,717
SBA securities	4,300	2	(61)	4,241
Corporate bonds	7,016	4	(37)	6,983
Total	$99,935	$368	$(507)	$99,796

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
December 31, 2017
U.S. Treasuries	$—	$—	$—	$—
U.S. Government Agencies	6,984	—	(13)	6,971
Municipal securities	15,910	182	(45)	16,047
Mortgage-backed securities	9,621	143	(24)	9,740
Collateralized mortgage obligations	1,758	1	(9)	1,750
SBA securities	5,929	78	(10)	5,997
Corporate bonds	—	—	—	—
Total	$40,202	$404	$(101)	$40,505

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)

During the year ended December 31, 2018, the Company sold $32.3 million in available-for-sale investments, of which, $26.3 million were sold shortly after their acquisition from BFC. The net loss on sale was used to determine the fair value of the investments acquired. Of the remaining investments sold during 2018, no net gain or loss was recorded. There was no sale of investments during the years ended December 31, 2017 and 2016.
The estimated fair value and gross unrealized losses for securities available-for-sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position at the dates indicated are as follows:
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
December 31, 2018
U.S. Treasuries	$—	$—	$—	$—	$—	$—
U.S. Government Agencies	4,014	(9)	1,743	(8)	5,757	(17)
Municipal securities	6,883	(35)	7,537	(131)	14,420	(166)
Mortgage-backed securities	14,919	(91)	6,054	(115)	20,973	(206)
Collateralized mortgage obligations	2,427	(9)	477	(11)	2,904	(20)
SBA securities	677	(32)	2,336	(29)	3,013	(61)
Corporate bonds	4,975	(37)	—	—	4,975	(37)
Total	$33,895	$(213)	$18,147	$(294)	$52,042	$(507)

	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
December 31, 2017
U.S. Treasuries	$—	$—	$—	$—	$—	$—
U.S. Government Agencies	6,981	(13)	—	—	6,981	(13)
Municipal securities	4,011	(39)	267	(6)	4,278	(45)
Mortgage-backed securities	4,075	(24)	—	—	4,075	(24)
Collateralized mortgage obligations	1,201	(9)	—	—	1,201	(9)
SBA securities	1,245	(10)	—	—	1,245	(10)
Corporate bonds	—	—	—	—	—	—
Total	$17,513	$(95)	$267	$(6)	$17,780	$(101)

Certain investment securities shown in the previous table have fair values less than amortized cost and therefore contain unrealized losses. The Company considers a number of factors including, but not limited to: (a) length of time and the extent to which the fair value has been less than the amortized costs, (b) the financial condition and near-term prospects of the issuer, (c) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for an anticipated recovery in value, (d) whether the debtor is current on interest and principal payments, and (e) general market conditions and the industry or sector-specific outlook. Management has evaluated all securities at December 31, 2018 and has

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)

determined that no securities are other than temporarily impaired. Because the Company does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, which may be maturity, the Company does not consider these securities to be other-than temporarily impaired.
At December 31, 2018, the Company held 218 investment securities, of which 59 were in a loss position for more than twelve months and 64 were in an unrealized loss position for less than twelve months. These temporary unrealized losses relate principally to current interest rates for similar types of securities. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.
The amortized cost and estimated fair value of securities available-for-sale at the dates indicated by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
	December 31, 2018		December 31, 2017
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Available-for-sale:
Due in one year or less	$14,292	$14,279	$5,248	$5,243
Due after one through five years	26,287	26,327	4,987	4,959
Due after five years through ten years	20,840	20,758	14,619	14,737
Due after ten years	38,516	38,432	15,348	15,566
Total	$99,935	$99,796	$40,202	$40,505

At December 31, 2018 there were no securities pledged. At December 31, 2017, available-for-sale securities with a carrying amount of approximately $5.4 million were pledged to secure borrowing arrangements with the FHLB.
4.
LOANS

The Company’s loan portfolio at the dates indicated is summarized below:
	December 31, 2018	December 31, 2017
Commercial and industrial	$121,855	$113,801
Construction and land	47,302	22,720
Commercial real estate	701,983	669,150
Residential	102,708	84,781
Consumer	1,847	1,096
Total loans	975,695	891,548
Net deferred loan fees	(366)	(469)
Allowance for loan losses	(5,140)	(4,215)
Net loans	$970,189	$886,864

For the years ended December 31, 2018 and 2017, impaired loans on nonaccrual were $3.1 million and $179,000, respectively. Interest foregone on nonaccrual loans was approximately $115,000 and $8,000 for the years ended December 31, 2018 and 2017, respectively.
As of December 31, 2018 and 2017, the Company had variable rate loans totaling $644.9 million and $635.5 million, respectively. As of December 31, 2018, a total of  $489.8 million have interest rate floors, of which $303.6 million are at their floors.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)

The Company’s total impaired loans, including nonaccrual loans, accruing TDR loans and accreting PCI loans that have experienced post-acquisition declines in cash flows expected to be collected are summarized as follows:
	Commercial and industrial	Construction and land	Commercial real estate	Residential	Consumer	Total
December 31, 2018
Recorded investment in impaired loans:
With no specific allowance recorded	$1,868	$—	$1,346	$654	$—	$3,868
With a specific allowance recorded	10	—	—	—	—	10
Total recorded investment in impaired loans	$1,878	$—	$1,346	$654	$—	$3,878
Specific allowance on impaired loans	10	—	—	—	—	10
December 31, 2017
Recorded investment in impaired loans:
With no specific allowance recorded	$—	$—	$1,120	$—	$—	$1,120
With a specific allowance recorded	—	—	13	—	—	13
Total recorded investment in impaired loans	$—	$—	$1,133	$—	$—	$1,133
Specific allowance on impaired loans	—	—	13	—	—	13
Year ended December 31, 2018
Average recorded investment in impaired loans	2,004	—	629	664	—	3,297
Interest recognized	54	—	106	24	—	184
Year ended December 31, 2017
Average recorded investment in impaired loans	—	—	1,160	—	—	1,160
Interest recognized	—	—	58	—	—	58
Year ended December 31, 2016
Average recorded investment in impaired loans	473	—	653	—	—	1,126
Interest recognized	—	—	—	—	—	—
The following table represents loans by class, modified as TDRs, during the periods indicated:
	Number of loans	Rate modification	Term modification	Interest only modification	Rate & term modification	Total
Year ended December 31, 2018
Commercial and industrial	—	$—	$—	$—	$—	$—
Construction and land	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Residential	2	—	125	—	471	596
Consumer	—	—	—	—	—	—
Total	2	$—	$125	$—	$471	$596

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)

	Number of loans	Rate modification	Term modification	Interest only modification	Rate & term modification	Total
Year ended December 31, 2017
Commercial and industrial	1	$—	$—	$—	$13	$13
Construction and land	—	—	—	—	—	—
Commercial real estate	3	—	238	—	794	1,032
Residential	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	4	$—	$238	$—	$807	$1,045

In 2018 and 2017, the Company recorded no charge-off related to restructured loans. As of December 31, 2018 and 2017, TDR loans had a related allowance of  $10,000 and $13,000, respectively. There are no commitments to lend additional amounts to borrowers with outstanding loans that are classified as TDRs at December 31, 2018. At December 31, 2018, $750,000 of TDR loans were performing in accordance with their modified terms.
The following tables represent the internally assigned risk grade by class of loans at the dates indicated:
	Pass	Special mention	Substandard	Doubtful	Total
December 31, 2018
Commercial and industrial	$119,926	$1,302	$627	$—	$121,855
Construction and land	44,490	—	2,812	—	47,302
Commercial real estate	686,154	12,120	3,709	—	701,983
Residential	101,908	147	653	—	102,708
Consumer	1,847	—	—	—	1,847
Total	$954,325	$13,569	$7,801	$—	$975,695

	Pass	Special mention	Substandard	Doubtful	Total
December 31, 2017
Commercial and industrial	$112,078	$807	$916	$—	$113,801
Construction and land	19,833	—	2,887	—	22,720
Commercial real estate	661,878	4,058	3,214	—	669,150
Residential	84,781	—	—	—	84,781
Consumer	1,096	—	—	—	1,096
Total	$879,666	$4,865	$7,017	$—	$891,548

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)

The following table provides an aging of the Company’s loans receivable as of the dates indicated:
	30 – 59 Days past due	60 – 89 Days past due	90 Days or more past due	Total past due	Current	PCI loans	Total loans receivable	Non- performing loans
December 31, 2018
Commercial and industrial	$270	$349	$1,861	$2,480	$119,373	$2	$121,855	$1,878
Construction and land	—	—	—	—	47,069	233	47,302	—
Commercial real estate	2,345	356	501	3,202	688,005	10,776	701,983	596
Residential	93	—	57	150	100,765	1,793	102,708	654
Consumer	—	4	—	4	1,843	—	1,847	—
Total	$2,708	$709	$2,419	$5,836	$957,056	$12,804	$975,696	$3,128

	30 – 59 Days past due	60 – 89 Days past due	90 Days or more past due	Total past due	Current	PCI loans	Total loans receivable	Non- performing loans
December 31, 2017
Commercial and industrial	$96	$—	$—	$96	$113,702	$3	$113,801	$13
Construction and land	—	—	—	—	22,720	—	22,720	—
Commercial real estate	1,446	—	—	1,446	654,687	13,017	669,150	166
Residential	349	—	—	349	83,137	1,295	84,781	—
Consumer	3	—	—	3	1,093	—	1,096	—
Total	$1,894	$—	$—	$1,894	$875,339	$14,315	$891,548	$179

At December 31, 2018 and 2017, there were no loans greater than 90 days and still accruing. For the years ended December 31, 2018, 2017 and 2016, the Company did not recognize any interest income under the cash basis.
PCI Loans
The unpaid principal balance and carrying value of the Company’s PCI loans at the dates indicated are as follows:
	December 31, 2018		December 31, 2017
	Unpaid principal balance	Carrying value	Unpaid principal balance	Carrying value
Commercial and industrial	$125	$2	$149	$3
Construction and land	335	233	—	—
Commercial real estate	12,605	10,776	15,706	13,017
Residential	2,381	1,793	1,562	1,295
Consumer	—	—	—	—
Total	$15,446	$12,804	$17,417	$14,315

At the acquisition date, the contractual amount and timing of undiscounted principal and interest payments and the estimated the amount and timing of undiscounted expected principal and interest payments was used to estimate the fair value of PCI loans. The difference between these two amounts represented the nonaccretable difference. On the acquisition date, the amount by which the undiscounted expected cash flows exceed the estimated fair value of the acquired loans is the “accretable yield”. The

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)

accretable yield is then measured at each financial reporting date and represented the difference between the remaining undiscounted expected cash flows and the current carrying value of the loans. For PCI loans the accretable yield is accreted into interest income over the life of the estimated remaining cash flows. At each financial reporting date, the carrying value of each PCI loan is compared to an updated estimate of expected principal payment or recovery on each loan. To the extent that the loan carrying amount exceeds the updated expected principal payment or recovery, a provision of loan loss would be recorded as a charge to income and an allowance for loan loss established.
At December 31, 2018, the accretable and nonaccretable difference was approximately $256,000 and $2.4 million, respectively. At December 31, 2017, the accretable and nonaccretable difference was approximately, $372,000 and $2.7 million, respectively. The Company did not increase the allowance for loan losses for PCI loans during the years ending December 31, 2018 and 2017.
The following table reflects the chances in the accretable yield of PCI loans for the periods indicated:
	December 31, 2018	December 31, 2017
Balance at beginning of period	$372	$311
Additions	485	1,422
Removals	301	—
Accretion	(902)	(1,361)
Balance at end of period	$256	$372

5.
ALLOWANCE FOR LOAN LOSSES

The following table summarizes the Company’s allowance for loan losses and loan balances individually and collectively evaluated for impairment by loan product and collateral type as of or for the periods ending as indicated:
	Commercial and industrial	Construction and land	Commercial real estate	Residential	Consumer	Unallocated	Total
December 31, 2018
Allowance for loan losses
Beginning balance	$841	$199	$2,695	$150	$3	$327	$4,215
Charge-offs	(1,106)	—	—	—	—	—	(1,106)
Recoveries	189	—	—	—	—	—	189
Provision for loan losses	1,093	128	519	65	—	37	1,842
Ending balance	$1,017	$327	$3,214	$215	$3	$364	$5,140
Allowance for loan losses related to:
Loans individually evaluated for impairment	$10	$—	$—	$—	$—	$—	$10
Loans collectively evaluated for impairment	1,007	327	3,214	215	3	364	5,130
PCI loans	—	—	—	—	—	—	—
Loans receivable
Individually evaluated for impairment	$1,878	$—	$1,346	$654	$—	$—	$3,878
Collectively evaluated for impairment	119,975	47,069	690,611	100,261	1,847	—	959,763
PCI loans	2	233	10,026	1,793	—	—	12,054
Total loans	$121,855	$47,302	$701,983	$102,708	$1,847	$—	$975,695

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)

	Commercial and industrial	Construction and land	Commercial real estate	Residential	Consumer	Unallocated	Total
December 31, 2017
Allowance for loan losses
Beginning balance	$1,011	$287	$2,105	$151	$4	$217	$3,775
Charge-offs	(63)	—	(3)	—	(1)	—	(67)
Recoveries	45	—	—	—	—	—	45
Provision (reclassification) for loan losses	(152)	(88)	593	(1)	—	110	462
Ending balance	$841	$199	$2,695	$150	$3	$327	$4,215
Allowance for loan losses related to:
Loans individually evaluated for impairment	$13	$—	$—	$—	$—	$—	$13
Loans collectively evaluated for impairment	828	199	2,695	150	3	327	4,202
PCI loans	—	—	—	—	—	—	—
Loans receivable
Individually evaluated for impairment	$13	$—	$1,120	$—	$—	$—	$1,133
Collectively evaluated for impairment	114,357	22,720	654,441	83,486	1,096	—	876,100
PCI loans	3	—	13,017	1,295	—	—	14,315
Total loans	$114,373	$22,720	$668,578	$84,781	$1,096	$—	$891,548

	Commercial and industrial	Construction and land	Commercial real estate	Residential	Consumer	Unallocated	Total
December 31, 2016
Allowance for loan losses
Beginning balance	$1,418	$212	$1,735	$131	$3	$351	$3,850
Charge-offs	(491)	—	(250)	—	—	—	(741)
Recoveries	55	—	—	—	12	—	67
Provision (reclassification) for loan losses	29	75	620	20	(11)	(134)	599
Ending balance	$1,011	$287	$2,105	$151	$4	$217	$3,775

6.
PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at the dates indicated:
	December 31, 2018	December 31, 2017
Premises owned	$10,267	$7,276
Write-down on premises owned	(600)	—
Premises owned, net	9,667	7,276
Leasehold improvements	1,654	1,271
Furniture, fixtures and equipment	3,835	2,939
Less accumulated depreciation and amortization	(3,988)	(3,087)
Total premises and equipment, net	$11,168	$8,399

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)

Depreciation and amortization included in occupancy and equipment expense totaled $935,000, $762,000 and $498,000 for the years ended December 31, 2018, 2017 and 2016, respectively.
The Company leases 16 branches and administration offices under noncancelable operating leases. These leases expire on various dates through 2030. All leases have an option to renew with renewal periods between three and twelve years. Future minimum lease payments as of December 31, 2018, are as follows:
Year ending December 31,
2019	$2,160
2020	2,282
2021	2,048
2022	1,931
2023	1,733
Thereafter	9,519
Total	$19,673

Rental expense included in occupancy and equipment on the consolidated statements of income totaled $2.5 million, $1.9 million and $1.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.
7.
OTHER REAL ESTATE OWNED

Other real estate owned as of the dates indicated consisted of the following:
	December 31, 2018	December 31, 2017
Land	$490	$—
Commercial real estate	311	—
Total	$801	$—

As of December 31, 2018, there were no loans in the process of foreclosure.
8.
GOODWILL AND INTANGIBLE ASSETS

Goodwill
Changes in the Company’s goodwill for the periods indicated are as follows:
	December 31, 2018	December 31, 2017
Balance at beginning of period	$10,365	$—
Acquired goodwill	4,229	10,365
Impairment	—	—
Balance at end of period	$14,594	$10,365

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. As of December 31, 2018, the Company had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the Company exceeded its carrying value, including goodwill. The qualitative assessment indicated that is was more likely than not that its fair value exceeded its carrying value, resulting in no impairment.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)

Core Deposit Intangible
Changes in the Company’s core deposit intangible for the periods indicated were as follows:
	December 31, 2018	December 31, 2017
Balance at beginning of period	$4,772	$802
Additions	3,604	4,820
Less amortization	(1,171)	(850)
Balance at end of period	$7,205	$4,772

Amortization expense in other non-interest expense on the consolidated statements of income totaled $1.2 million, $850,000 and $398,000 for the years ended December 31, 2018, 2017 and 2016, respectively.
Estimated annual amortization at December 31, 2018 is as follows:
Year ending December 31,
2019	$1,545
2020	1,395
2021	1,368
2022	1,368
2023	542
Thereafter	987
Total	$7,205

9.
OTHER ASSETS

The Company’s other assets at the dates indicated consisted of the following:
	December 31, 2018	December 31, 2017
Deferred tax assets, net	$5,891	$6,519
Accrued interest receivable	3,676	3,002
Investment in SBIC Fund	1,347	799
Prepaid assets	2,156	2,391
Servicing asset	814	1,270
Low income housing partnership, net	607	—
Investment in statutory trusts	395	296
All other	2,495	880
Total	$17,381	$15,157

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)

10.
DEPOSITS

The Company’s deposits consisted of the following at the dates indicated:
	December 31, 2018	December 31, 2017
Demand deposits	$398,045	$327,309
NOW accounts and savings	246,288	191,550
Money market	398,081	356,640
Time under $250,000	117,653	126,271
Time $250,000 and over	97,701	102,535
Total	$1,257,768	$1,104,305

At December 31, 2018 and 2017, the weighted average stated rate on the Company’s deposits was 0.47%.
The Company accepts deposits related to real estate transactions qualifying under the Internal Revenue Code Section 1031, Tax Deferred Exchanges. These deposits fluctuate as the sellers of real estate have up to six months to invest in replacement real estate to defer the income tax on the property sold. The Company also accepts deposits related to business escrow services. Deposits related to these activities totaled $25.2 million and $14.1 million at December 31, 2018 and 2017, respectively.
At December 31, 2018, aggregate annual maturities of time deposits are as follows:
Year ending December 31,
2019	$150,539
2020	40,487
2021	7,646
2022	14,755
2023	1,927
Total	$215,354

Interest expense, net of early withdrawal penalty, recognized on interest bearing deposits at the dates indicated consisted of the following:
	December 31, 2018	December 31, 2017	December 31, 2016
NOW accounts and savings	$167	$148	$98
Money market	1,895	1,703	1,102
Time under $250,000	949	1,137	1,114
Time $250,000 and over	1,451	920	760
Total	$4,462	$3,908	$3,074

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)

11.
BORROWINGS

The Company has an approved secured borrowing facility with the FHLB for up to 25% of total assets for a term not to exceed five years under a blanket lien of certain types of loans. There were no outstanding borrowings under this facility at December 31, 2018 and 2017.
The Company has a Federal Funds line with four corresponding banks. Cumulative available commitments totaled $55.0 million at December 31, 2018. There are no amounts outstanding under these facilities at December 31, 2018 and 2017.
At December 31, 2017 the Company had a long term borrowing totaling $6.0 million which was subsequently paid in full in early 2018 with proceeds from the IPO.
12.
JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

The Company acquired the BFC Trust in the acquisition of BFC. The BFC Trust was formed in Delaware with capital of  $93,000 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by BFC. The BFC Trust issued Floating Rate Capital Trust Pass-Through Securities (“BFC Trust Preferred Securities”), with a liquidation value of  $1,000 per security, for gross proceeds of  $3.1 million prior to the BFC acquisition and the liability was assumed during the acquisition. The entire proceeds of the issuance were invested by the BFC Trust in $3.1 million of Floating Rate Junior Subordinated Deferrable Interest Debentures issued by BFC, with identical maturities, repricing and payment terms as the BFC Trust Preferred Securities. The subordinated debentures have a variable interest rate based on the three months LIBOR plus 2.75%, with quarterly repricing. The debentures are redeemable by the Company subject to prior approval from the Federal Reserve on any March 15, June 15, September 15, or December 15. The redemption price is par plus accrued and unpaid interest, except in the case of redemption under special event which is defined in the debenture. The BFC Trust Preferred Securities are subject to mandatory redemption to the extent of any early redemption of the subordinated debentures or upon its maturity on June 17, 2034.
The Company acquired the FULB Trust in the acquisition of FULB. The FULB Trust was formed in Delaware with capital of  $192,000 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by FULB. The FULB Trust issued 6,200 Floating Rate Capital Trust Pass-Through Securities (“FULB Trust Preferred Securities”), with a liquidation value of  $1,000 per security, for gross proceeds of  $6.2 million prior to the FULB acquisition and the liability was assumed during the acquisition. The entire proceeds of the issuance were invested by the FULB Trust in $6.4 million of Floating Rate Junior Subordinated Deferrable Interest Debentures issued by FULB, with identical maturities, repricing and payment terms as the FULB Trust Preferred Securities. The subordinated debentures have a variable interest rate based on the three months LIBOR plus 2.5%, with quarterly repricing. The debentures are redeemable by the Company subject to prior approval from the Federal Reserve, on any March 15, June 15, September 15, or December 15. The redemption price is par plus accrued and unpaid interest, except in the case of redemption under special event which is defined in the debenture. The FULB Trust Preferred Securities are subject to mandatory redemption to the extent of any early redemption of the subordinated debentures or upon its maturity on September 15, 2034.
Holders of the trust preferred securities issued by the Trusts are entitled to a cumulative cash distribution on the liquidation amount of  $1,000 per security. Each of the Trusts has the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default of the payment of interest on the subordinated debentures. The trust preferred securities were sold and issued in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the trust preferred securities.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)

The following is a summary of the contractual terms of the subordinated debentures due to the Trusts at the date indicated:
	December 31, 2018
Subordinated debenture	Gross	Mark to Market	Net	Interest rate	Effective Rate
BFC Trust	$3,093	$(376)	$2,717	5.54%	7.00%
FULB Trust	6,392	(948)	5,444	5.29%	7.05%
Total	$9,485	$(1,324)	$8,161	5.37%	7.03%

	December 31, 2017
Subordinated debenture	Gross	Mark to Market	Net	Interest rate	Effective Rate
FULB Trust	$6,392	$(1,005)	$5,387	3.82%	5.28%

13.
INCOME TAXES

Income tax expense for the dates indicated consisted of the following:
	December 31, 2018		December 31, 2017		December 31, 2016
	Federal	State	Federal	State	Federal	State
Current income taxes	$3,157	$2,299	$4,164	$1,234	$2,060	$677
Deferred tax asset adjustment for enacted change in tax rate	—	—	2,681	—	—	—
Deferred income taxes, net	517	23	437	373	1,222	477
Total provision for income taxes	$3,674	$2,322	$7,282	$1,607	$3,282	$1,154

The provision for income tax differs from the amounts computed by applying the statutory Federal and State income tax rates. The significant items comprising these differences for the dates indicated consisted of the following:
	December 31, 2018		December 31, 2017		December 31, 2016
	Amount	Rate %	Amount	Rate %	Amount	Rate%
Federal statutory tax rate	$4,303	21.00%	$4,811	34.00%	$3,518	34.00%
State statutory tax rate, net of federal effective tax rate	1,835	8.95%	1,061	7.50%	727	7.02%
Tax exempt interest	(51)	-0.25%	(77)	-0.54%	(13)	-0.13%
Bank owned life insurance	(190)	-0.93%	(79)	-0.56%	(73)	-0.71%
Tax impact from enacted change in tax rate	—	0.00%	2,681	18.95%	—	0.00%
Acquisition expenses	30	0.14%	179	1.26%	—	0.00%
Other	69	0.35%	313	2.21%	277	2.69%
Total income tax expense	$5,996	29.26%	$8,889	62.82%	$4,436	42.87%

The Company is subject to federal income tax and state franchise tax. Federal income tax returns for the years ended on or after December 31, 2015 are open to audit by the federal authorities and California and New Mexico returns for the years ended on or after December 31, 2014 are open to audit by state authorities.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)

Deferred tax assets at the dates indicated, included as a component of interest receivable and other assets in the consolidated balance sheets consisted of the following:
	December 31, 2018	December 31, 2017
Deferred tax assets
Net operating loss carryforward	$3,717	$3,935
Mark to market adjustments	—	515
Salary continuation plan	962	1,178
Allowance for loan losses	1,214	879
Amortization of start up costs	134	221
Stock based compensation	296	196
Depreciation	195	—
Unrealized loss on AFS securities	42	—
State taxes on income, net of federal benefit	346	259
Other	508	20
Total deferred tax assets	7,414	7,203
Deferred tax liabilities
Mark to market adjustment	(766)	—
Depreciation	—	(3)
FHLB stock dividend	(197)	(193)
Unrealized gain on AFS securities	—	(88)
Excess servicing asset	(235)	(370)
Other	(325)	(30)
Total deferred tax liability	(1,523)	(684)
Deferred tax assets, net	$5,891	$6,519

The utilization of the net operating losses is subject to an annual limit pursuant to Section 382 of the Internal Revenue Code. The amount of the annual limitations for Federal and California Franchise Tax purpose is $1.3 million and begins expiring in 2028. As of December 31, 2018, 2017 and 2016, there is no valuation allowance recorded against the net deferred tax asset based on management’s estimate that the Company will more likely than not, utilize all of the deferred tax assets prior to expiration. At December 31, 2018, Federal and California net operating losses included in the deferred tax asset totaled $13.2 million and $11.0 million, respectively.
14.
COMMITMENTS AND CONTINGENCIES

Lending and Letter of Credit Commitments
In the normal course of business, the Company enters into various commitments to extend credit which are not reflected in the financial statements. These commitments consist of the undisbursed balance on personal, commercial lines, including commercial real estate secured lines of credit, and of undisbursed funds on construction and development loans. At December 31, 2018 and 2017, undisbursed commitments totaled $99.2 million and $98.7 million, respectively. In addition, at December 31, 2018 and 2017, the Company has issued standby letter of credit commitments, primarily issued for the third party performance obligations of clients totaling $1.8 million and $213,000, respectively. There were no outstanding balances at December 31, 2018 and 2017.
Commitments generally have fixed expiration dates or other termination clauses. The actual liquidity needs or the credit risk that the Company will experience will be lower than the contractual amount of commitments to extend credit because a significant portion of these commitments are expected to expire

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)

without being drawn upon. The commitments are generally variable rate and include unfunded home equity lines of credit, commercial real estate construction where disbursement is made over the course of construction, commercial revolving lines of credit, and unsecured personal lines of credit. The Company’s outstanding loan commitments are made using the same underwriting standards as comparable outstanding loans. As of December 31, 2018 and 2017, the reserve associated with these commitments included in interest payable and other liabilities on the consolidated balance sheets was $330,000 and $310,000, respectively.
Commercial Real Estate Concentrations
At December 31, 2018 and 2017, in management’s judgment, a concentration of loans existed in commercial real estate related loans. The Company’s commercial real estate loans are secured by owner-occupied and non-owner occupied commercial real estate and multi-family properties. Although management believes that loans within these concentrations have no more than the normal risk of collectability, a decline in the performance of the economy in general or a decline in real estate value in the Company’s primary market areas in particular, could have an adverse impact on collectability.
Other Assets
The Company has commitments to fund Low Income Housing Tax Credit Partnerships (“LIHTC”) and a Small Business Investment Company (“SBIC”). At December 31, 2018, the remaining commitments to the LIHTC and SBIC were approximately $3.8 million and $976,000, respectively. At December 31, 2017, the remaining commitment to the SBIC was approximately $1.0 million.
Deposits
At December 31, 2018, approximately $148.6 million, or 11.5%, of the Company’s deposits are derived from the top ten depositors. At December 31, 2017, approximately $120.3 million, or 10.9%, of the Company’s deposits are derived from the top ten depositors.
Local Agency Deposits
In the normal course of business, the Company accepts deposits from local agencies. The Company is required to provide collateral for certain local agency deposits in the states of California, New Mexico and Washington. As of December 31, 2018 and 2017, the FHLB issued letters of credit on behalf of the Company totaling $11.5 million and $9.9 million, respectively, as collateral for local agency deposits.
15.
EMPLOYEE BENEFIT PLANS

401(k) Plan
Effective January 1, 2005, the Company adopted a qualified 401(k) profit sharing plan (the “401(k) Plan”) that covers substantially all full-time employees. The 401(k) Plan permits voluntary contributions by participants and provides for voluntary matching contributions by the Company after 90 days of employment. For the years ended December 31, 2018, 2017 and 2016 the Company made contributions to the plan of  $285,000, $403,000 and $259,000, respectively.
Salary Continuation Plan
In 2014, the Company established a salary continuation plan for one of its executive officers. In 2017, the Company extended coverage to two additional executive officers. Under the agreements, the Company provides the executive, or their designated beneficiaries, with annual benefits for fifteen years after retirement or death. The contributions are based on the executive’s performance related to Company’s

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)

financial performance. These benefits are substantially equivalent to those available under insurance policies purchased by the Company on the life of the executives. At December 31, 2018, approximately $2.0 million of the salary continuation plan was related to plans assumed through the Company’s acquisitions. There are no further requirements to fund these plans.
The expense recognized included in salaries and benefits expense in the consolidated statements of income under the salary continuation agreements defined above totaled $432,000, $391,000 and $171,000, for the years ended December 31, 2018, 2017 and 2016, respectively.
16.
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
The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date. For the years ended December 31, 2018, 2017 and 2016, total compensation expense for these plans was $1.2 million, $423,000 and $334,000, respectively.
As of December 31, 2018, there was $3.0 million of total unrecognized compensation cost related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately two years.
The following table provides the restricted stock grant activity for the periods indicated:
	December 31, 2018		December 31, 2017
	Shares	Weighted-average grant date fair value	Shares	Weighted-average grant date fair value
Non-vested at January 1,	67,481	$13.51	68,605	$11.51
Granted	93,380	21.58	28,500	15.94
Vested	(29,861)	13.88	(29,624)	11.23
Non-vested at December 31,	131,000	$19.18	67,481	$13.51

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)

17.
REGULATORY MATTERS

Dividends
The Company’s ability to pay cash dividends is dependent on dividends or other capital distributions paid to it by the Bank, and is also limited by state corporation law. Generally, under California law a California corporation may pay dividends to its shareholders if the corporation’s retained earnings equal at least the amount of the proposed distribution plus the preferential dividend arrears amount (if any) of the corporation, or if immediately after the distribution, the value of the corporation’s assets would equal or exceed its total liabilities plus the preferential dividend arrears amount (if any).
Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period or, with the approval of the DBO, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. During the year ending December 31, 2018 the Bank did not pay any dividends to the Company. During the year ended December 31, 2017, the Bank paid dividends to the Company totaling $19.0 million.
Regulatory Capital
The Company is a bank holding company subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve, except that, pursuant to the Economic Growth, Regulatory Relief and Consumer Protection Act, effective August 30, 2018, a bank holding company with consolidated assets of less than $3 billion is generally not subject to the Federal Reserve’s capital regulations.
The Bank is subject to various regulatory capital requirements administered by the Federal Reserve. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines of the regulatory framework for prompt corrective action, the Bank must meet specific capital adequacy guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices and until August 30, 2018, BayCom Corp was subject to similar capital regulations. At December 31, 2017, and if the Company were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets at December 31, 2018, the Company exceeded all regulatory requirements.
The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 total capital (as defined) and common equity Tier 1 (“CET 1”) capital to risk-weighted assets (as defined).
Failure to meet minimum capital requirements can initiate regulatory action. As of December 31, 2018 and 2017, management believes that the Company and the Bank met all the capital adequacy requirements. At December 31, 2018 and 2017, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes to have changed the category.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)

The following is a summary of actual capital amounts and ratios as of the dates indicated, for the Company and the Bank compared to the requirements for minimum capital adequacy and classification as well capitalized:
	At December 31, 2018		At December 31, 2017
	Amount	Ratio	Amount	Ratio
Leverage Ratio
BayCom Corp	$177,573	12.11%	$107,153	8.73%
Minimum requirement for “Well-Capitalized”	73,337	5.00%	61,396	5.00%
Minimum regulatory requirement	58,670	4.00%	49,117	4.00%
United Business Bank	147,209	10.04%	111,143	8.92%
Minimum requirement for “Well-Capitalized”	73,328	5.00%	62,279	5.00%
Minimum regulatory requirement	58,663	4.00%	49,823	4.00%
Common Equity Tier 1 Ratio
BayCom Corp	177,573	17.63%	100,761	11.43%
Minimum requirement for “Well-Capitalized”	65,466	6.50%	57,285	6.50%
Minimum regulatory requirement	45,322	4.50%	39,659	4.50%
United Business Bank	147,209	14.63%	111,143	12.43%
Minimum requirement for “Well-Capitalized”	65,424	6.50%	58,109	6.50%
Minimum regulatory requirement	45,293	4.50%	40,229	4.50%
Tier 1 Risk-Based Capital Ratio
BayCom Corp	185,734	18.44%	107,153	12.16%
Minimum requirement for “Well-Capitalized”	80,573	8.00%	70,504	8.00%
Minimum regulatory requirement	60,430	6.00%	52,878	6.00%
United Business Bank	147,209	14.63%	111,143	12.43%
Minimum requirement for “Well-Capitalized”	80,522	8.00%	71,519	8.00%
Minimum regulatory requirement	60,391	6.00%	53,639	6.00%
Total Risk-Based Capital Ratio
BayCom Corp	191,204	18.98%	111,678	12.67%
Minimum requirement for “Well-Capitalized”	100,716	10.00%	88,133	10.00%
Minimum regulatory requirement	80,573	8.00%	70,504	8.00%
United Business Bank	152,679	15.17%	115,668	12.94%
Minimum requirement for “Well-Capitalized”	100,652	10.00%	89,399	10.00%
Minimum regulatory requirement	80,522	8.00%	71,519	8.00%
In addition to the minimum CET1, Tier 1, leverage ratio and total capital ratios, the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. The new capital conservation buffer requirement was phased in beginning on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets was required, which amount increased each year by 0.625% until the buffer requirement was fully implemented at an amount greater than 2.5% on January 1, 2019. The capital conservation requirement at December 31, 2018 was an amount greater than 1.875% of risk-weighted assets.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)

18.
RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company may enter into transactions with related parties, including Directors, shareholders, officers and their associates. These transactions are on substantially the same terms, including rates and collateral, as loans to unrelated parties and do not involve more than normal risk of collection.
The following is a summary of the aggregate loan activity involving related party borrowers for the dates indicated:
	December 31, 2018	December 31, 2017
Beginning of the year	$4,559	$9,862
Disbursements	9,301	1,488
Amounts paid	(199)	(6,791)
End of year	$13,661	$4,559
Undisbursed commitments to related parties	$5,741	$7,187

At December 31, 2018 and 2017, the Company had deposits from related parties which totaled approximately $44.8 million and $19.8 million, respectively.
19.
OTHER EXPENSES

For the dates indicated, other expenses consisted of the following:
	December 31, 2018	December 31, 2017	December 31, 2016
Professional fees	$1,885	$1,217	$700
Core deposit premium amortization	1,171	850	398
Marketing and promotions	979	601	269
Stationary and supplies	460	585	289
Insurance (including FDIC premiums)	556	508	349
Communication and postage	456	368	219
Loan default related (recovery) expense	(73)	234	(61)
Director fees	251	219	181
Bank service charges	62	113	81
Courier expense	200	112	82
Impairment of asset	600	—	—
Write-down on OREO	—	—	179
Other	613	337	133
Total	$7,160	$5,144	$2,819

The Company expenses marketing and promotions costs as they are incurred. Advertising expense included in marketing and promotions totaled $162,000, $113,000 and $59,000 for the years ended December 31, 2018, and 2017 and 2016, respectively.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)

20.
FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables have information about the Company’s assets and liabilities measured at fair value and the fair value techniques used to determine such fair value. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2, and Level 3).
Level 1 — Inputs are unadjusted quoted prices in active markets (as defined) for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
Level 2 — Inputs are inputs other than quoted prices include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability such as interest rates and yield curves that are observable at commonly quoted intervals.
Level 3 — Inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.
In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the lowest level of inputs that is significant to the measurement is used for to determine the hierarch for the entire asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with our quarterly valuation process. There were no transfers between levels during 2018 or 2017.
The following assets are measured at fair value on a recurring basis at the dates indicated:
	Total	Level 1	Level 2	Level 3
December 31, 2018
U.S. Treasuries	$985	$985	$—	$—
U.S. Government Agencies	13,765	—	13,765	—
Municipal securities	19,503	—	19,503	—
Mortgage-backed securities	49,602	—	49,602	—
Collateralized mortgage obligations	6,983	—	6,983	—
SBA securities	4,241	—	4,241	—
Corporate bonds	4,717	—	4,717	—
Total assets measured at fair value	$99,796	$985	$98,811	$—

	Total	Level 1	Level 2	Level 3
December 31, 2017
U.S. Treasuries	$—	$—	$—	$—
U.S. Government Agencies	6,971	—	6,971	—
Municipal securities	16,047	—	16,047	—
Mortgage-backed securities	9,740	—	9,740	—
Collateralized mortgage obligations	1,750	—	1,750	—
SBA securities	5,997	—	5,997	—
Corporate bonds	—	—	—	—
Total assets measured at fair value	$40,505	$—	$40,505	$—

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)

The following assets are measured at fair value on a nonrecurring basis as of the dates indicated:
	Total	Level 1	Level 2	Level 3
December 31, 2018
Performing impaired loans	$750	$—	$—	$750
Nonperforming impaired loans	3,128	—	—	3,128
OREO	801	—	—	801
Total assets measured at fair value	$4,679	$—	$—	$4,679
December 31, 2017
Performing impaired loans	$954	$—	$—	$954
Nonperforming impaired loans	179	—	—	179
OREO	—	—	—	—
Total assets measured at fair value	$1,133	$—	$—	$1,133

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise and liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. When the fair value of the collateral is based on an observable market price or a current appraised value which uses substantially observable data, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value or the appraised value contains a significant assumption and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.
The Company records OREO at fair value on a non-recurring basis based on the collateral value of the property. When the fair value of the collateral is based on an observable market price or a current appraised value which uses substantially observable data, the Company records the OREO as non-recurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value or the appraised value contains a significant assumption, and there is no observable market price, the Company records the impaired loan as non-recurring Level 3. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Management also incorporates assumptions regarding market trends or other relevant factors and selling and commission costs ranging from 5% to 7%. Such adjustments and assumptions are typically significant and result in a Level 3 classification of the inputs for determining fair value.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)

The following methods and assumptions were used to estimate the fair value disclosure for financial instruments:
Cash and cash equivalents — Cash and cash equivalents include cash and due from banks, interest bearing deposits in banks, and Fed funds sold, and are valued at their carrying amounts because of the short-term nature of these instruments.
Interest bearing deposits in banks — Interest bearing deposits in banks are valued based on quoted interest rates for comparable instruments with similar remaining maturities.
Investment securities  — The fair value of available of sale securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are estimated using quoted market prices for similar securities and indications of value provides by brokers.
Other equity securities — The carrying value of the FHLB and FRB stock approximates the fair value because the stock is redeemable at par.
Loans — Loans with variable interest rates are valued at the current carrying value, because these loans are regularly adjusted to market rates. The fair value of fixed rate with remaining maturities in excess of one year is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities. The allowance for loan losses is considered to be a reasonable estimate of the loan discount related to credit risk.
Interest receivable and payable — The accrued interest receivable and payable balance approximates its fair value.
Deposits — The fair value of non-interest bearing deposits, interest bearing transaction accounts and savings accounts is the amount payable on demand at the reporting date. The fair value of time deposits is estimated by discounting the future cash flows using current rates offered for deposits of similar remaining maturities.
Other borrowings — The fair value is estimated by discounting the future cash flows using current rates offered for similar borrowings. The discount rate is equal to the market rate of currently offered similar products. This is an adjustable rate borrowing and adjusts to market on a quarterly basis.
Junior Subordinated Deferrable Interest Debentures — The fair value of junior subordinated deferrable interest debentures is determined based on rates and/or discounted cash flow analysis using interest rates offered in inactive markets for instruments of a similar maturity and structure resulting in a Level 3 classification. The debenture carried at the current carrying value, because the debentures regularly adjusted to market rates
Undisbursed loan commitments and standby letters of credit — The fair value of the off-balance sheet items are based on discounted cash flows of expected fundings.
Loans held for sale — Since the loans designated by the Company as available-for-sale are typically sold shortly after making the decision to sell them, realized gains and loses are usually recognized within the same period and fluctuations in fair value are thus not relevant for reporting purposes. If the available-for-sale loans stay on our books for an extended period of time, the fair value of those loans is determined using quoted secondary-market prices.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)

The carrying amounts and fair values of the Company’s financial instruments at the dates indicated are presented below:
	Carrying amount	Fair value	Fair value measurements
			Level 1	Level 2	Level 3
December 31, 2018
Financial assets:
Cash and cash equivalents	$323,581	$323,581	$323,581	$—	$—
Interest bearing deposits in banks	3,980	3,980	3,980	—	—
Securities available for sale	99,796	99,796	985	98,811	—
Loans, net(1)	970,189	967,882	—	—	967,882
Loans held for sale	855	855	—	855	—
Other equity securities	9,243	9,243	9,243	—	—
Accrued interest receivable	3,676	3,676	—	3,676	—
Financial liabilities:
Deposits	1,257,768	1,259,045	—	1,259,045	—
Subordinated debentures	8,161	6,824	—	—	6,824
Accrued interest payable	198	198	—	198	—
Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	101,076	100,746	—	—	100,746
	Carrying amount	Fair value	Fair value measurements
			Level 1	Level 2	Level 3
December 31, 2017
Financial assets:
Cash and cash equivalents	$249,853	$249,853	$249,853	$—	$—
Interest bearing deposits in banks	1,743	1,743	1,743	—	—
Securities available for sale	40,505	40,505	—	40,505	—
Loans, net(1)	7,759	7,759	—	7,759	—
Loans held for sale	886,864	883,361	—	—	883,361
Other equity securities	3,245	3,245	—	3,245	—
Accrued interest receivable	3,002	3,002	—	3,002	—
Financial liabilities:
Deposits	1,104,305	1,104,665	875,506	229,159	—
Subordinated debentures	5,387	5,387	—	—	5,387
Other borrowings	6,000	6,000	—	—	6,000
Accrued interest payable	141	141	—	141	—
Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	98,664	98,354	—	—	98,354

(1)
The estimated fair value of loans for December 31, 2018 reflects on exit price assumption. The December 31, 2017 fair value estimate is not based upon an exit price.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)

21.
PARENT COMPANY ONLY

BAYCOM CORP

BALANCE SHEETS
December 31, 2018 and 2017
	2018	2017
ASSETS
Cash and due from banks	$37,954	$676
Investment in bank subsidiary	170,783	129,246
Premises and equipment, net	1	4
Interest receivable and other assets	245	198
Total Assets	$208,983	$130,124
LIABILITIES AND SHAREHOLDERS’ EQUITY
Junior subordinated debt	$8,161	$5,387
Long-term borrowings	—	6,000
Interest payable and other liabilities	69	102
Total liabilities	8,230	11,489
Shareholders’ equity
Preferred stock – no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock – no par value; 100,000,000 shares authorized; 10,869,275 and 7,496,995 shares issued and outstanding at December 31, 2018 and 2017, respectively	149,248	81,307
Additional paid in capital	287	287
Accumulated other comprehensive (loss) income, net of tax	(103)	213
Retained earnings	51,321	36,828
Total shareholders’ equity	200,753	118,635
Total Liabilities and Shareholders’ Equity	$208,983	$130,124

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)

BAYCOM CORP

STATEMENTS OF INCOME
For the years ended December 31, 2018 and 2017
	2018	2017
Income:
Interest income	$466	$—
Dividends from bank subsidiary	14,535	5,620
Dividends from statutory trusts	2	3
Total income	15,003	5,623
Expense:
Interest expense	480	404
Noninterest expense	98	106
Total expense	578	510
Income before tax benefit	14,425	5,113
Provision for income tax benefit	(68)	(147)
Net income	$14,493	$5,260

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)

BAYCOM CORP

STATEMENTS OF CASH FLOWS
For the years ended December 31, 2018 and 2017
	2018	2017
Cash flows from operating activities:
Net income	$14,493	$5,260
Adjustments to reconcile net income to net cash provided by operating activities:
Income from subsidiary	(14,655)	(5,620)
Dividend from subsidiary	—	19,035
Depreciation of furniture, fixtures and equipment	3	2
Income tax benefit	(68)	(147)
Accretion on junior subordinated debt	36	40
Stock-based compensation expense	45	—
(Increase) in accrued interest receivable and other assets	(88)	(12)
(Decrease) in accrued expenses and other liabilities	(217)	—
Net cash (used in) provided by operating activities	(451)	18,558
Cash flows from investing activities:
Capital contribution to subsidiary	(644)	—
Sale of real estate investment	—	452
Net cash paid for acquisitions	(23,523)	(18,881)
Net cash used in investing activities	(24,167)	(18,429)
Cash flows from financing activities:
Restricted stock issued	1,135	—
(Decrease) increase in long-term borrowings	(6,000)	6,000
Repurchase of shares	—	(24)
Proceeds from initial public offering, net	66,761	—
Payoff of short-term borrowings	—	(5,429)
Net cash provided by financing activities	61,896	547
Increase in cash and cash equivalents	37,278	676
Cash and cash equivalents at beginning of period	676	—
Cash and cash equivalents at end of period	$37,954	$676

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9(A). Controls and Procedures.
(a)
Evaluation of Disclosure Controls and Procedures:   An evaluation of the disclosure controls and procedures as defined in Rule 13a 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of December 31, 2018 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that based on their evaluation at December 31, 2018, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to BayCom Corp’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.
(b)
Changes in Internal Controls:

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2018, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
The following table sets forth information regarding our directors and executive officers, including their age, position with the Company. Our directors are elected annually and each of our current directors has been nominated for re-election to the Company’s Board of Directors at the 2019 annual meeting of stockholders. There are no arrangements or understandings between any director or director nominee and any other person pursuant to which the director or director nominee was selected.
Name	Age	Position(s) Held in the Company	Director Since(1)
Lloyd W. Kendall, Jr.	72	Chairman of the Board	2004
George J. Guarini	65	President, Chief Executive Officer and Director	2004
James S. Camp	67	Director	2004
Harpreet S. Chaudhary	57	Director	2011
Rocco Davis	60	Director	2017
Malcolm F. Hotchkiss	70	Director	2017
Robert G. Laverne, MD	70	Director	2004
David M. Spatz	71	Director	2004

(1)
Includes years of service on the Board of Directors of United Business Bank.

Business Background of Our Directors.
The business experience of each director and executive officer of BayCom for at least the past five years and the experience, qualifications, attributes, skills and area of expertise of each director that supports his or her service as a director are set forth below. Unless otherwise indicated, the director has held his or her position for at least the past five years.
Lloyd W. Kendall, Jr.:   Mr. Kendall is a lawyer, practicing in the Bay Area since 1978 and specializing in real estate and tax law. His specialty is tax free exchanges and related areas of the law. He received much of his tax law education through his employment with the U.S. Treasury Department, Internal Revenue Service. Mr. Kendall formed and owned Lawyers Asset Management, Inc., acting as “Qualified Intermediary” for tax free exchanges under Section 1031(a) of the Internal Revenue Code, until 2006 when his company merged with Commercial Capital Bank. He also served as tax counsel for several title companies and was the President of Equity Investment Exchange, Inc., a competitor owned by Mercury Title Companies of Colorado. He has lectured extensively throughout the U.S. providing continuing education for lawyers and realtors. Mr. Kendall’s qualifications to serve as a member of our board include extensive experience in the areas of real estate and tax matters.
George J. Guarini:   Mr. Guarini is currently the President and Chief Executive Officer of BayCom and United Business Bank (formerly known as Bay Commercial Bank). Prior to opening the Bank in 2004, Mr. Guarini was the Senior Vice President and Senior Lending Officer of Summit Bank, a community bank headquartered in Oakland, California. In addition to serving as the Senior Vice President and Senior Lending Officer of Summit Bank from 2000 to 2003, Mr. Guarini served as the Bank’s acting president between August 2001 and August 2002. From 1994 to 1999, Mr. Guarini enjoyed a career with Imperial Capital based in Glendale, California, where he began as Senior Vice President and was charged with resolving significant loan portfolio weakness. In 1995, following a successful initial public offering by ITLA Capital Corporation, parent of Imperial Capital Bank, he was appointed the Bank’s Chief Lending Officer. In 1997, Mr. Guarini served as the founding Chief Executive Officer of ITLA Funding Corporation, a wholly owned subsidiary of ITLA Capital Corporation. Prior to joining Imperial Capital Bank, Mr. Guarini held the position of Senior Vice President for California Republic Bank from 1991 to 1994.

Mr. Guarini earned his Bachelor of Arts degree in Economics from Rutgers University. Mr. Guarini’s qualifications to serve as a member of our Board of Directors include more than 30 years of experience in the banking industry, holding key executive and senior level management positions with national and regional financial institutions.
James S. Camp:   Mr. Camp is the President of the S.A. Camp Companies, a closely held company incorporated in 1932. Mr. Camp has served as the company’s President since 1979. Mr. Camp has over 28 years of bank director experience, having served as a director of California Republic Bank from 1980 to 1994, including as Vice Chairman of the Board and Chairman of the Executive Committee of the Board (1985 – 1992) and as Chairman of the Board (1992 – 1994). Mr. Camp received a B.S. in Finance from the University of Southern California in 1973. In 1976, Mr. Camp was awarded a J.D. degree from the University of Santa Clara School of Law. In 1977, Mr. Camp received an L.L.M. in Taxation from New York University School of Law. Mr. Camp has been a member of the State Bar of California since 1976. Mr. Camp’s qualifications to serve as a member of our board include over 38 years of management and advisory experience, as well as over 28 years of service as a bank director.
Harpreet S. Chaudhary:   Mr. Chaudhary is a Certified Public Accountant (CPA) and a Certified Financial Planner (CFP) serving as the president of Area Financial Services, Inc., which provides accounting, wealth planning, tax planning and preparation services for high net worth individuals and small business owners in the Bay Area for over 25 years. Mr. Chaudhary is a California licensed realtor and owns and manages various commercial retail properties. Mr. Chaudhary is actively involved with various Bay Area charities like Pratham, the Fremont Sikh Gurdwara, Genco and the Punjab Cultural society. Mr. Chaudhary is a graduate of the University of Delhi, India. Mr. Chaudhary’s qualifications to serve as a member of our board include his extensive knowledge in the areas of accounting, business and real estate.
Rocco Davis:   Mr. Davis joined the BayCom Board of Directors in April 2017, following completion of BayCom’s acquisition of First ULB Corp., where Mr. Davis served on the Board of Directors of First ULB Corp. since 2014. Mr. Davis joined LIUNA, the Laborers’ International Union of North America, in 1980 as a Tri-Fund Field Coordinator and currently serves as a Vice President of LIUNA and on its General Executive Board. He also acts as LIUNA’s Pacific Southwest Regional Manager which covers the states of Arizona, California, Hawaii, New Mexico and 10 counties in West Texas. He serves as Chairman of the National Alliance for Fair Contracting and serves on numerous other boards. Mr. Davis’ qualifications to serve as a member of our board include his over 17 years of management and advisory experience, as well as his prior service on the Board of Directors of a regulated financial institution.
Malcolm F. Hotchkiss:   Mr. Hotchkiss had been a Director and the Chief Executive Officer of First ULB Corp. and its subsidiary United Business Bank, FSB, from 1994 until it was acquired by BayCom in April 2017 and has been a banking executive for more than 30 years. Mr. Hotchkiss, since May 2017, has been serving as the Chief Credit Officer of Golden Pacific Bank, a small community bank headquartered in Sacramento, California. Mr. Hotchkiss’ qualifications to serve as a member of our board include more than 30 years of experience in the banking industry, holding key executive and senior level management positions.
Robert G. Laverne, M.D.:   Dr. Laverne is an anesthesiologist at John Muir Medical Center in Walnut Creek, California. Dr. Laverne is also the founder and Managing Member of New Horizons Properties, LLC, a property development company. Dr. Laverne also served as the Chief Financial Officer of Medical Anesthesia Consultants (1988 – 1994) and at present, is a director of Medical Anesthesia Consultants. Dr. Laverne was the Chairman of the Department of Anesthesiology at John Muir Medical Center from 1989 – 1991 and was Chairman of the John Muir Medical Center Physician Credentials Committee from 1994 – 2001. Dr. Laverne received his M.D. degree from the University of California Medical Center, San Francisco, and his B.A. degree from the University of California at Berkeley. Dr. Laverne’s qualifications to serve as a member of our board include his extensive management and advisory experience, holding key board positions, and his experience as a real estate developer.
David M. Spatz:   Mr. Spatz, the President of Spatz Development Co., which owns and operates several income-producing real estate properties, retired from Chevron Corporation in 2000 after 21 years with that corporation. Mr. Spatz held various senior executive positions with Chevron, including General Manager, Chevron Lubricants Worldwide (1999 – 2000), General Manager, Chevron North America

Lubricants (1996 – 1999), Managing Director, Chevron Technology Marketing (1992 – 1996), and Business Manager, Chevron Chemical Company (1989 – 1992). Mr. Spatz received a B.S. degree in Chemistry from Clarkson University and a Ph. D. in Chemistry from the University of Michigan. Mr. Spatz’s qualifications to serve as a member of our board include his extensive management and advisory experience, holding key executive and senior level management positions with a Fortune 500 company.
Business Background of Our Executive Officers Who Are Not Directors.
The business experience for the past five years of each of our executive officers is set forth below. Unless otherwise indicated, the executive officer has held his or her position for at least the past five years.
Janet L. King:   Ms. King, age 56, is the Senior Executive Vice President and Chief Operating Officer of BayCom. Ms. King has served as the Chief Operating Officer of United Business Bank (formerly known as Bay Commercial Bank) since its inception in 2004. Ms. King is a member of the executive management team and has over 29 years of banking experience. Prior to joining the Bank, Ms. King was employed by Circle Bank in Novato, California from 1999 – 2004 where she served as the Chief Branch Administrative Officer and was a member of the executive management team. She was responsible for all aspects of operations, including Branch Development, Human Resources, Information Technology and Compliance. Prior to this, Ms. King was the Vice President of Operations for Valencia Bank & Trust in Valencia, California from 1987 – 1998 where she was responsible for Branch Development, Centralized Operations, Information Technology and Deposit Compliance. Ms. King earned her B.S. degree in Business Administration from the University of Phoenix.
Keary L. Colwell:   Ms. Colwell, age 59, is the Senior Executive Vice President, Chief Financial Officer and Corporate Secretary of BayCom. Ms. Colwell has served as the Chief Financial Officer and Corporate Secretary of United Business Bank (formerly known as Bay Commercial Bank) since inception in 2004 and is presently also the Bank’s Chief Administrative Officer. Ms. Colwell is a member of the executive management team and is responsible for all aspects of accounting and finance functions including financial reporting, asset liability management, and budget and financial planning. She also over sees the Bank’s risk management process. She has over 28 years in banking and finance. Prior to joining the Bank, Ms. Colwell was employed by The San Francisco Company and Bank of San Francisco, where she served as the Executive Vice President and Chief Financial Officer from 1996 through the sale of the company in 2001. Ms. Colwell served as the Vice President/Senior Financial Management of First Nationwide Bank from 1988 – 1992. Prior to joining First Nationwide Bank, Ms. Colwell was the Vice President and Controller at Independence Savings and Loan Association. Ms. Colwell worked in public accounting after graduating from college. She obtained her Certified Public Accountant license in 1984. Ms. Colwell holds a B.S. degree from California State University, Chico.
Izabella L. Zhu:   Ms. Zhu, age 40, joined the Bank as Chief Risk Officer and a member of the executive management team in September 2013. Ms. Zhu is responsible for developing, coordinating, and maintaining forward looking enterprise risk management framework and programs as the Bank pursues various growth strategies. Prior to joining the Bank, Ms. Zhu was a Senior Financial Institutions Examiner and a founding and inaugural member of the Examiner Council at the California Department of Business Oversight. She has served as Examiner-in-Charge of various large banks, troubled financial institutions, and trust departments. Prior to that, Ms. Zhu was a financial advisor at Morgan Stanley. Ms. Zhu earned a Master’s degree in Public Administration in International Development from the Kennedy School at Harvard University and a Bachelor’s degree in International Economics from Peking University. Ms. Zhu is also a Certified Fiduciary Investment Risk Specialist.
David Funkhouser:   Mr. Funkhouser, age 63, has been serving the Bank in the capacity of Executive Vice President and Chief Credit Officer since June 2015. He has over 30 years of experience in banking. Mr. Funkhouser is responsible for the overall management of the Bank’s Credit Quality including oversight of the Credit Administration Department, the underwriting and loan review analysis processes, all functions that provide lending support, direction, credit information, and loan policies, procedures and processes to ensure the overall quality of the Bank’s loan portfolio. Prior to joining the Bank, Mr. Funkhouser was a banking consultant (DJF Consulting LLC) from April 2014 – June 2015 and served as President and CEO at Trans Pacific National Bank from July 2010 – March 2014. Mr. Funkhouser holds a B.A. Degree from California State University, San Jose and earned a graduate certificate from the Pacific Coast Banking School at University of Washington, Seattle, WA.

Charles Yun:   Mr. Yun, age 50, has been in the banking industry for over 25 years and has served the Bank as its Executive Vice President and Chief Lending Officer since March 2016. Mr. Yun is responsible for growing the Bank’s commercial lending portfolio through a diverse focus on Real Estate and Commercial & Industrial relationships. Prior to joining the Bank, he served as a Senior Vice President at Umpqua Bank from July 2014 – March 2016 and was responsible for the middle market production group in the Bay Area. Mr. Yun served as Division Vice President, Commercial Banking at Stanford Federal Credit Union from May 2011 – July 2014 where he spearheaded the credit union’s commercial banking program. Mr. Yun’s experiences also extend to various positions with Comerica Bank, Silicon Valley Bank and Heritage Bank. Mr. Yun holds a B.S. Degree in Finance from San Jose State University and an MBA in Strategy from Pepperdine University.
Mary Therese (Terry) Curley:   Ms. Curley, age 61, joined the Bank as Executive Vice President, Director of Labor Service Division in April 2017, in connection with our acquisition of First ULB Corp and its wholly owned subsidiary, United Business Bank, FSB. At the prior bank, Ms. Curley served as EVP/Chief Credit Officer (2012 – 2017), SVP/Credit Administrator (2009 – 2012), Credit Card Administrator (2008 – 2009), SVP/Regional Sales Manager (2005 – 2009), VP/Branch Manager (2000 – 2005) and Business Development Officer (1995 – 2000). In 1992, Ms. Curley received a B.A. in Political, Legal and Economic Analysis from Mills College, Oakland, CA. In 2005, she earned a graduate certificate from the Pacific Coast Banking School at University of Washington, Seattle, WA.
Section 16(a) Beneficial Ownership Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors and persons who beneficially own more than 10% of the outstanding shares of our common stock to file reports of ownership and changes of beneficial ownership with the SEC and to furnish us with copies of the reports they file. The Company believes, based solely on a review of the copies of the reports furnished to it and written representations by the Company’s reporting persons that no other reports were required during the year ended December 31, 2018, that all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were timely filed during 2018 other than in the case of our executive officers, each of whom inadvertently failed to report certain shares of Company stock owned prior to the Company’s initial public offering on his or her Form 3 which was initially considered timely filed with the SEC on May 3, 2018. As a result, each of the following executive officers may be deemed to have filed one late report during 2018: Mr. Guarini (7,862 shares reported in the aggregate on two amendments to Form 3); Ms. King (2,756 shares reported on an amendment to Form 3); Ms. Colwell (2756 shares reported on an amendment to Form 3); Ms. Zhu (741 share reported in the aggregate on two amendments to Form 3); Mr. Funkhouser (794 shares reported on an amendment to Form 3); Mr. Yun (794 shares reported on an amendment to Form 3); and Ms. Curley (812 shares reported on an amendment to Form 3).
Code of Ethics
We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and person performing similar functions, and to all of our other employees and our directors. You may obtain a copy of the code of ethics free of charge by writing to the Corporate Secretary of BayCom Corp, 500 Ygnacio Valley Road, Suite 200, Walnut Creek, California, 94596. or by calling 925-476-1800. In addition, the code of ethics is available on our website at www.unitedbusinessbank.com under “About Us - Investor Information.”
Nomination Procedures
There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors.
Audit Committee Matters and Audit Committee Financial Expert
The Board of Directors of the Company has a standing Audit Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee operates under a formal written charter adopted by the Board of Directors. The members of that committee currently consist of

Directors Kendall, Chaudhary, Hotchkiss and Laverne, each of whom was considered independent under Nasdaq listing standards. The Board of Directors has determined that Mr. Chaudhary is an “audit committee financial expert” as defined in applicable SEC rules. All members of the Audit Committee (i) are independent as defined under Rule 4200(a)(15) of the Nasdaq Marketplace Rules; (ii) meet the criteria for independence set forth in SEC Rule 10A-3(b)(1); (iii) have not participated in the preparation of the financial statements of the Company or any of its current subsidiaries at any time during the past three years; and (iv) are able to read and understand fundamental financial statements, including our balance sheet, income statement, and cash flow statement.
Item 11. Executive Compensation
Summary Compensation Table
The “named executive officers” of BayCom are George J. Guarini, our Chief Executive Officer, Janet L. King, our Senior Executive Vice President and Chief Operating Officer and Keary L. Colwell, our Senior Executive Vice President, Chief Financial Officer and Corporate Secretary, as of December 31, 2018. The following table presents compensation awarded in the years ended December 31, 2018 and 2017 to our named executive officers or paid to or accrued for those executive officers for services rendered during those periods.
Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	All Other Compensation(2)	Total
George J. Guarini President and CEO	2018	$495,000	$394,451	$250,793	$304,267	$1,444,511
	2017	450,000	411,122	112,505	282,571	1,256,198
Janet L. King Senior Executive Vice President and COO	2018	357,500	203,487	79,871	104,779	745,637
	2017	325,000	212,095	48,756	62,049	647,900
Keary L. Colwell Senior Executive Vice President, CFO and Corporate Secretary	2018	357,500	203,487	79,871	101,707	742,565
	2017	325,000	212,095	48,756	61,910	647,761

(1)
The amounts in this column are calculated using the grant date fair value of the award under ASC Topic No. 718, Compensation-Stock Compensation, based on the number of restricted shares awarded and the grant date fair value of the Company’s common stock on the date the award was made. The assumptions used in the calculations of the grant date fair value amounts are included in Note 16 of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this report. For additional information regarding the restricted stock awards to the named executive officers in 2018, see “— Employment Agreements with Mr. Guarini, Ms. King and Ms. Colwell” and “— Equity Incentive Plans” below.

(2)
The amounts represented for the year ended December 31, 2018, consist of the following (no executive officer received personal benefits or perquisites exceeding $10,000 in the aggregate):

Name	401(k) Matching Contributions	Salary Continuation Plan	Premiums on Split-Dollar life insurance benefits	Total
George J. Guarini	$11,000	$281,146	$2,521	$294,667
Janet L. King	11,000	82,377	1,802	95,179
Keary L. Colwell	11,000	82,377	2,330	95,707
Employment Agreements with Mr. Guarini, Ms. King and Ms. Colwell
We have entered into a three-year employment agreement with each of Mr. Guarini, Ms. King and Ms. Colwell, which agreements were amended and restated effective as of February 22, 2018. The term of each agreement will automatically extend for an additional year on each annual anniversary date of the agreements, unless either party gives notice that the extensions will cease.

Each employment agreement provides for, among other things, a minimum annual base salary of $495,000 for Mr. Guarini and $357,500 for Ms. King and Ms. Colwell (subject to adjustments as may be determined by our Board of Directors), incentive bonuses, a monthly automobile allowance ($800 in the case of Mr. Guarini and Ms. King, and $500 in the case of Ms. Colwell) and group insurance benefits, as well as a group life insurance benefit payable to the executive’s designated beneficiary in an amount equal to the executive’s then-current annual base salary and participation in any retirement, profit-sharing, salary deferral, medical expense reimbursement and other similar plans we may establish for our employees. Each agreement generally provides for indemnification of the executive to the maximum extent permitted by law and applicable regulations for any expenses incurred by the executive, and for any judgments, awards, fines or penalties imposed against the executive, in any proceeding relating to the executive’s actions (or our actions) while an agent of ours. Each agreement also provides for the advancement of expenses to the executive and coverage under a director and officer liability insurance policy.
Each employment agreement provides for the grant of restricted stock awards (“IPO Awards”) to the executives in the event the Company successfully completed its initial public offering for at least $30.0 million of gross proceeds. On May 8, 2018, the Company completed its initial public offering, which resulted in gross proceeds of approximately $72.1 million. As a result, Mr. Guarini, Ms. King and Ms. Colwell are entitled to receive restricted stock awards totaling $2,182,129, $595,122 and $595,122, respectively (“Total Award Value”). The IPO Awards will be granted to our named executive officers over a three-year period as follows: (1) the initial grant was made on May 8, 2018, the closing date of our initial public offering, with the number of shares of Company common stock covered by the initial grant equal to one-third of each recipient’s Total Award Value divided by the initial public offering price of  $22.00 per share (which resulted in a restricted stock award of 33,063 shares, 9,017 shares and 9,017 shares of Company common stock to Mr. Guarini, Ms. King and Ms. Colwell, respectively); (2) the second grant will be made on the one-year anniversary of the first grant, with the number of shares of Company common stock covered by the second grant equal to one-third of each recipient’s Total Award Value divided by the fair market value of our common stock as of the close of business on such grant date, and (3) the third grant will be made on the two-year anniversary of the first grant, with the number of shares of common stock covered by the third grant equal to one-third of each recipient’s Total Award Value divided by the fair market value of our common stock as of the close of business on such grant date. Each of the grants are subject to sufficient shares being available under our 2017 Omnibus Equity Incentive Plan or any subsequent plan and compliance with the annual award limitations set forth therein. The IPO Awards will vest over a three-year period following the date of grant, with the initial vesting occurring on the one-year anniversary of the date of grant.
Each employment agreement also provides for an annual restricted stock grant in the first quarter of each year for a number of shares of Company common stock equal to 25% (15% for Ms. King and Ms. Colwell) of the executive’s base salary as of the end of the preceding calendar year, divided by the fair market value of our common stock as of the date of grant. These annual grants will vest at the rate of 20% per year over a five-year period, with the initial vesting occurring on the one-year anniversary of the date of grant.
The employment agreements provide that the IPO Awards, the annual grants of restricted stock and any other equity awards will become fully vested upon either (1) a termination of the executive’s employment due to death or disability or by the Bank without cause, (2) a change in control as defined in our 2017 Omnibus Equity Incentive Plan (or any applicable subsequent plan) if no replacement award (as defined in the employment agreements) is provided to the executive, or (3) the executive terminates his or her employment for “good reason” as defined below.
Each agreement provides that if, within one year following a change in control, the executive’s employment is terminated without cause or the executive terminates his or her employment for “good reason,” then the executive will be entitled to a lump sum cash severance payment. The severance pay in connection with a change in control would be equal to three times (two times for Ms. King and Ms. Colwell) the sum of  (a) the executive’s then-current base annual salary, (b) any incentive bonus paid to the executive with respect to the preceding year, and (c) the grant date value of the executive’s annual restricted stock award for the year in which the termination occurs or, if the termination occurs before the annual grant is made for such year, the grant date value of the annual restricted stock award for the immediately preceding calendar year. In addition, if we terminate the agreement without cause prior to a change in control, the Bank will (1) pay the aggregate amount in the preceding sentence over 24 months (12 months for Ms. King and Ms. Colwell) in equal monthly installments, and (2) for a period of 24 months in the case of Mr. Guarini and 12 months in the case of Ms. King and Ms. Colwell), continue to provide the executive with health insurance benefits on the same terms as when the executive was employed by us. The term “good reason” means any of the following: (1) a material permanent reduction in the executive’s total compensation or benefits; (2) a material permanent reduction in the executive’s title or responsibilities; or (3) a relocation of the executive’s principal office so that his or her commute distance is increased by more than 40 miles from Walnut Creek, California.
Each employment agreement provides that if the severance payments and benefits to be made thereunder, together with other change in control payments or benefits to the executive, would be deemed to be “parachute payments” under Section 280G of the Code, then the severance under the employment agreements will be reduced by the minimum amount necessary to result in no portion of the change in control payments and benefits being deemed a parachute payment only if doing so would result in a greater net after-tax benefit to the executive. If the executive’s change in control payments and benefits are deemed to be parachute payments and are not reduced, then the executive will be required to pay a 20% excise tax on the amount of his parachute payments in excess of one times the executive’s average taxable income for the preceding five calendar years, and such excess will not be deductible by the Company or the Bank for federal income tax purposes.
Each of the employment agreements also contains (i) a confidentiality provision regarding the use and disclosure of confidential information during the term of employment and for a period one year following termination of employment, and (ii) a client and employee non-solicit for a period of one year following termination of employment.
Annual Bonus
Our named executive officers participate in an annual incentive bonus program, which we refer to as the “Annual Bonus Plan,” which provides for annual cash bonuses to designated senior managers, including all of the named executive officers, upon the achievement of performance goals established by the Bank’s Board of Directors. The purpose of the Annual Bonus Plan is to provide an incentive for achieving defined target performance goals based on our annual business and profit plan, which we refer to as the “Performance Plan.” The target performance goals in the Performance Plan typically include, but are not limited to, objectives regarding earnings, loan and deposit growth, credit quality, operating efficiency, strategic initiatives and regulatory examinations, and are established annually. Under the Annual Bonus Plan, our named executive officers may earn an annual cash bonus up to a maximum of 150% of his or her target annual incentive award, or may earn no bonus at all if the Company’s actual performance is less than 75% of the target performance goal. The Bank’s Board of Directors, in its sole discretion, may increase or decrease the actual award earned by an executive under the Annual Bonus Plan. Executives must be employed on the date of payment in order to receive payment of an earned award.
In 2018, target annual incentive awards under the Annual Bonus Plan for our named executive officers were 70% of base salary for Mr. Guarini and 50% of base salary for Ms. King and Ms. Colwell, with each executive earning 113.84% of their target annual incentive award in 2018. No adjustments up or down were made by the Bank’s Board of Directors to the 2018 annual cash bonuses earned by the named executive officers. The annual cash incentives awarded for 2018 performance are reflected under the “Bonus” column in the Summary Compensation Table above.
Equity Incentive Plans
In 2017, we adopted, and the existing shareholders of the Company approved, the BayCom Corp 2017 Omnibus Equity Incentive Plan (which we refer to as the 2017 Plan and which was amended and restated effective as of February 22, 2018) in which our employees, executive officers and/or directors and consultants may participate. The 2017 Plan replaced our 2014 Omnibus Equity Incentive Plan (which we refer to as the 2014 Plan), and no further awards are being made under the 2014 Plan. All awards outstanding under the 2014 Plan remain outstanding in accordance with their terms and continue to be governed solely by the terms of the 2014 Plan and the documents evidencing such award.

The 2017 Plan provides for the issuance of up to 450,000 shares of Company common stock pursuant to awards of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock and stock unit awards, and other forms of equity or cash compensation. As December 31, 2018, 356,620 shares remain available for award under the 2017 Plan. The maximum aggregate award that may be granted to any individual participant under the 2017 Plan for any fiscal year is limited to the lesser of 50,000 shares of common stock or a fair market value of  $2,000,000, provided, however, that no individual director of the Company may be awarded more than 25,000 shares of common stock during a fiscal year. No awards may be granted under the 2017 Plan after October 17, 2027, ten years from the date of board approval of the 2017 Plan, subject to earlier termination.
The 2017 Plan is administered by the compensation committee of the Board of Directors of the Company. The Compensation Committee may, in its discretion, at the time an award is made under the 2017 Plan or at any time prior to, coincident with or after the time of a Change of Control (as defined below), subject to certain limitations, provide for the acceleration of any time periods relating to the exercise or vesting of an award; (b) provide for the purchase of an award, upon the participant’s request, for an amount of cash equal to the amount which could have been obtained upon the exercise or vesting of the award had the award been currently exercisable or payable; (c) make adjustments to an award as the Compensation Committee deems appropriate to reflect the Change of Control; or (d) use its best efforts to cause an award to be assumed, or new rights substituted therefore, by the surviving corporation in the Change of Control. Generally, where possible the Compensation Committee shall seek to cause the assumption of outstanding awards in the event of a Change of Control, as provided in the foregoing clause (d), except that the employment agreements with Mr. Guarini, Ms. King and Ms. Colwell provide for accelerated vesting of their restricted stock awards upon a Change of Control.
For purposes of the 2017 Plan, a “Change of Control” generally shall be deemed to occur if: (a) any person is or becomes the beneficial owner, directly or indirectly, in a transaction or series of transactions, of securities of BayCom representing more than 50% of the voting power of BayCom’s voting capital stock (the “Voting Stock”); (b) the consummation of a merger, or other business combination after which the holders of the Voting Stock do not collectively own 50% or more of the voting capital stock of the entity surviving such merger or other business combination, or the sale, lease, exchange or other transfer in a transaction or series of transactions of all or substantially all of the assets of BayCom; or (c) a majority of the BayCom Board of Directors is replaced in any twelve (12) month period by individuals whose appointment or election is not endorsed by a majority of the members of the BayCom Board of Directors prior to the date of the appointment or election; or (d) an event occurs that we would need to report as a change of control under the federal securities laws.
During 2018, Mr. Guarini, Ms. King and Ms. Colwell were awarded 33,063 shares, 9,017 shares and 9,017, respectively, of restricted stock under our 2017 Plan pursuant to the terms of their employment agreements. As set forth in their employment agreements, these awards will vest over a three-year period following the date of grant, with the initial vesting occurring on the one-year anniversary of the date of grant these and will become fully vested upon either (1) a termination of the executive’s employment due to death or disability or by the Bank without cause, (2) a change in control as defined in our 2017 Omnibus Equity Incentive Plan if no replacement award is provided to the executive, or (3) the executive terminates his or her employment for “good reason” as defined in their employment agreement.
Other Savings, Retirement and Benefit Plans
Executive Supplemental Retirement Agreements.   Effective January 1, 2014, the Bank entered into an executive supplemental retirement agreement with George J. Guarini, its President and Chief Executive Officer, and effective July 1, 2017 the Bank entered into similar agreements with Janet King, its Senior EVP and Chief Operating Officer and with Keary Colwell, its Senior EVP, Chief Financial Officer, Chief Administrative Officer and Secretary. Each of the agreements were amended and restated effective as of February 22, 2018. The agreements provide that the executives will receive supplemental retirement benefits for a period of 15 years, with the retirement benefits to be based upon each executive’s vested accrued liability balance. The Bank makes annual contributions to each executive’s account based on the extent to which the performance goals under the Performance Plan are achieved each year, with a minimum contribution of 6.19% (2.75% for Ms. King and Ms. Colwell) of the executive’s base salary if the overall performance is at 75% of target and with a maximum contribution of 61.36% (27.27% for Ms. King and Ms. Colwell) of the executive’s base salary if the overall performance is at 125% of target. If overall performance is at the target level, the annual contribution is equal to 45.0% (20.0% for Ms. King and Ms. Colwell) of the executive’s base salary. No annual contribution is made if the overall performance is below 75% of target. The performance goals under the Performance Plan are subject to change each year. Each executive’s account balance is credited with interest each year based on the average Citigroup Pension liability Index for the applicable year (the “applicable interest rate”).
Mr. Guarini is currently 50% vested in his account balance, with the vesting percentage increasing by 10% in October of each year until he becomes 100% vested in 2023. Ms. King and Ms. Colwell will first become 30% vested in their account balances in 2019, with their vesting percentages generally increasing by 10% each year until they become 100% vested in 2027. Mr. Guarini’s annual contributions will be made for each year through calendar 2023, with no contributions to be made for his service in any subsequent year. If an executive has a separation from service for any reason other than cause or disability and prior to a change in control, then the executive’s vested account balance shall be used to calculate an annuity payable on a monthly basis for 180 months by applying the applicable interest rate. If the executive’s employment is involuntarily terminated by the Bank other than for cause, then the executive shall be deemed 100% vested in his or her account balance. In addition, if the executive’s separation from service occurs after October 6 of any given year (October 1 for Ms. King and Ms. Colwell), his or her account balance will be credited with the contribution that would have been made for such year as if his or her separation from service had occurred on December 31 of such year. If the executive’s employment is terminated for cause, then the executive shall forfeit all rights and benefits under his or her supplemental compensation agreement.
If a change in control (as defined in the agreements) occurs on or before December 31, 2023 (December 31, 2026 for Ms. King and Ms. Colwell), then the executive’s account shall be credited with the projected annual contributions that would have been made through 2023 (2026 for Ms. King and Ms. Colwell) based on the Bank’s average performance level for the three preceding years, together with earnings at the applicable interest rate through the end of 2023 (2026 for Ms. King and Ms. Colwell). In addition, each executive shall be deemed to be 100% vested in his or her account balance. Each executive’s account balance as adjusted will then be used to calculate an annuity payable on a monthly basis for 180 months by applying the applicable interest rate, with the monthly payments to commence on the first day of the fourth month following the executive’s separation from service (subject to delay until the seventh month following separation from service if the executive is a specified employee as defined under Section 409A of the Code at the time of separation). If the change in control benefits, either alone or together with other payments the executive has the right to receive, constitute excess parachute payments under Section 280G of the Code, then the executive will pay the applicable excise taxes and the Bank (or its successor) will lose the corporate tax deduction on the excess parachute payments. The agreements also provide that the executives may require the Bank to establish and fund a trust in the event of a change in control to fund the change in control benefits payable to the executives.
The supplemental compensation agreements also provide for disability benefits, which are calculated in a manner similar to the change in control benefits if the disability occurs on or before December 31, 2023 (December 31, 2026 for Ms. King and Ms. Colwell). If the executive dies while still employed and prior to a change in control or becoming disabled, then all rights and benefits under his or her supplemental compensation agreement shall be forfeited, and the executive’s beneficiaries shall only be entitled to receive the death benefits payable under Bank-owned life insurance covering the executive to the extent applicable.
The supplemental compensation agreements provide that each executive cannot compete against the Bank by serving in any capacity with another FDIC-insured financial institution located within a 40-mile radius of any deposit taking office of the Bank for a period of three years following the executive’s separation from service.
The expense recognized for the year ended December 31, 2018 with respect to each named executive officer under their respective salary continuation agreement is reflected under “Other Annual Compensation” in the Summary Compensation Table above.

Split Dollar Life Insurance Benefits.   The Bank has purchased life insurance policies on Mr. Guarini, Ms. King and Ms. Colwell and has entered into a Joint Beneficiary Agreement with each of the executives. Mr. Guarini’s agreement was effective January 1, 2014, and Ms. King’s and Ms. Colwell’s agreements were effective April 17, 2018. These agreements provide certain death benefits to the executive’s beneficiaries upon his or her death. Under these agreements, if the executive is employed by the Bank at the time of his or her death, the executive’s beneficiaries will be entitled to receive an amount equal to the lesser of (i) $1.5 million or (ii) 50% of the amount by which the total proceeds of the policy(ies) exceed the cash value of the policy(ies). In the event the executive is not employed by the Bank for any reason other than death, then neither the executive nor the executive’s beneficiaries shall be entitled to receive any amount of the insurance proceeds. These agreements provide that the Bank owns and pays the premiums on the insurance policy(ies). The executive may request an accelerated payment of a portion of the eligible death benefit available under his or her insurance policy(ies) in the case of an unforeseeable emergency. To obtain an unforeseeable emergency withdrawal, an executive must meet the requirements of Section 409A of the Code. The total premiums paid on the policies covered by the executives’ Joint Beneficiary Agreements with the Bank is included in the Summary Compensation Table under the column “All Other Compensation.” As of December 31, 2018, the survivor’s benefit under the agreements for the named beneficiaries of: Mr. Guarini was $1.5 million; Ms. King was $1.5 million; and Ms. Colwell was $1.4 million.
401(k) Profit Sharing Plan.   We maintain a 401(k) Profit Sharing Plan (the “401(k) Plan”), which is a tax-qualified defined contribution savings plan for all of our eligible employees, including each of our named executive officers. Under the 401(k) Plan, each participating employee with a minimum service requirement is permitted to contribute to the 401(k) Plan through payroll deductions (the “salary deferral contributions”) up to the maximum amount allowable by law, thereby deferring taxes on all or a portion of these amounts. We match 100% of the first 3% of the pay that an employee contributes on a pre-tax basis to the 401(k) Plan and 50% of the next 2% of the pay that an employee contributes on a pre-tax basis to the 401(k) Plan. We may also make a discretionary matching and profit sharing contributions to the 401(k) Plan on behalf of the employee in such amounts as may be determined by our Board of Directors. Any employer matching or profit sharing contribution vests 100% after a participant has completed three years of service, provided that any such contribution which has not yet vested will vest upon the participant’s attainment of age 65 or upon the participant’s death or permanent disability. We may also make additional special contributions to the 401(k) Plan, which vest immediately. Participants are entitled to receive their salary deferral contributions and vested benefits under the 401(k) Plan upon termination of employment, retirement, death or disability. Participants have the right to self-direct all of their salary deferral contributions. The matching contributions made by the Bank for the year ended December 31, 2018 on behalf of the named executive officers are reflected under “All Other Compensation” in the Summary Compensation Table above.
Other benefits.   We currently provide health benefits to our employees, including hospitalization and comprehensive medical benefits, dental insurance, life and short- and long-term disability insurance, subject to certain deductibles and copayments by employees. These plans are generally available to all our salaried employees and do not discriminate in scope, terms or operation in favor of our executive officers or directors.

Outstanding Equity Awards at December 31, 2018
The following table sets forth information regarding outstanding restricted stock awards, which were the only type of equity awards held by each named executive officer at December 31, 2018.
	Stock Awards
Name	Number of Unvested Shares	Market Value of Unvested Shares(1)	Vesting Date
George J. Guarini	5,812	$134,199	1/1/2019
	11,021	254,475	5/8/2019
	6,098	140,803	8/19/2019
	5,812	134,199	1/1/2020
	11,021	254,475	5/8/2020
	4,238	97,855	1/1/2021
	11,021	254,475	5/8/2021
	2,786	64,329	1/1/2022
	1,272	29,370	1/1/2023
Total	59,081	$1,364,180
Janet L. King	2,361	54,515	1/1/2019
	3,006	69,409	5/8/2019
	1,676	38,699	8/19/2019
	2,361	54,515	1/1/2020
	3,006	69,409	5/8/2020
	1,761	40,661	1/1/2021
	3,006	69,409	5/8/2021
	1,208	27,893	1/1/2022
	552	12,746	1/1/2023
Total	18,937	$437,255
Keary L. Colwell	2,361	54,515	1/1/2019
	3,006	69,409	5/8/2019
	1,676	38,699	8/19/2019
	2,361	54,515	1/1/2020
	3,006	69,409	5/8/2020
	1,761	40,661	1/1/2021
	3,006	69,409	5/8/2021
	1,208	27,893	1/1/2022
	552	12,746	1/1/2023
Total	18,937	$437,255

(1)
Based on the $23.09 closing price of a share of our common stock as quoted on the Nasdaq Stock Market on December 31, 2018.

Director Compensation
The following table sets forth information regarding compensation earned by or awarded to each of the Company’s non-employee directors during 2018. All compensation paid to non-employee directors is for their service on both the BayCom Board of Directors and the Bank Board of Directors. During 2018, all of the Company’s directors served on both the BayCom Board of Directors and the Bank Board of Directors, except for Mr. Davis who was not a director of the Bank. Mr. Hotchkiss was appointed to the Bank’s Board of Directors on March 20, 2018.
Name	Fees Earned or Paid in Cash	Stock Awards(1)	Total Compensation
Lloyd W. Kendall, Jr.	$46,200	$90,596	$136,796
James S. Camp	24,000	90,596	114,596
Harpreet S. Chaudhary	33,600	57,794	91,394
Rocco Davis	8,000	29,678	37,678
Malcolm F. Hotchkiss	20,000	29,678	49,678
Robert G. Laverne, MD	24,000	90,596	114,596
David M. Spatz	33,600	90,596	124,196

(1)
Amounts reported in this column represent the aggregate grant date fair value of the stock awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation (“FASB ASC Topic 718”). The grant date fair value amount is based on the per share closing price of our common stock on the date the award was made. The aggregate number of restricted stock awards held by each director in the table above as of December 31, 2018, is as follows: Mr. Kendall — 4,118 shares; Mr. Camp — 4,118 shares, Mr. Chaudhary — 2,627 shares; Mr. Davis — 1,349 shares; Mr. Hotchkiss — 1,349 shares; Mr. Laverne — 4,118 shares; and Mr. Spatz — 4,118 shares.

BayCom Director Compensation Program
During 2018, our director compensation program provided the following compensation for non-employee members of our Board of Directors:
•
A quarterly cash retainer of  $2,000 for service on the BayCom Board of Directors, provided that directors who also serve on the Bank Board of Directors only receive fees at the Bank level;

•
A monthly cash retainer of  $2,000 for service on the Bank Board of Directors;

•
An additional monthly cash retainer of  $1,000 for the Chairman of the Bank Board; and

•
$200 per each loan committee meeting attended.

We also reimburse all directors for reasonable and substantiated out-of-pocket expenses incurred in connection with the performance of their duties as directors. We also pay the premiums on directors’ and officers’ liability insurance.
IPO Awards were granted to our non-employee directors on May 8, 2018, in connection with the successful completion of our initial public offering, in the following amounts: Mr. Kendall — 4,118 shares; Mr. Camp — 4,118 shares, Mr. Chaudhary — 2,627 shares; Mr. Davis — 1,349 shares; Mr. Hotchkiss — 1,349 shares; Mr. Laverne — 4,118 shares; and Mr. Spatz — 4,118 shares. The IPO Awards made to our non-employee directors will vest over a one-year period following the date of grant.
Compensation Committee Interlocks and Insider Participation
None of the members of our Compensation Committee are an officer or employee of the Company or the Bank. In addition, none of our executive officers serve or have served as a member of the Board of Directors, Compensation Committee or other Board committee performing equivalent functions of any company or other entity that has one or more executive officers serving as one of our directors or on our Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table summarizes share and exercise price information about the Company’s equity compensation plans as of December 31, 2018:
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans (stock options) approved by security holders:
2017 Omnibus Equity Incentive Plan(1)	—	$—	356,620
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	356,620

Beneficial Ownership of Common Stock
The following table sets forth information as of March 12, 2019, the most recent practical date prior to the filing of this report, regarding the beneficial ownership of our common stock by:
•
all persons known by us to own beneficially more than 5% of our outstanding common stock;

•
each of our named executive officers;

•
each of our directors (at the Company level); and

•
all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to such securities. A security holder is also deemed to be, as of any date, the beneficial owner of all securities that such security holder has the right to acquire within 60 days after such date through (i) the exercise of any option or warrant, (ii) the conversion of a security, (iii) the power to revoke a trust, discretionary account or similar arrangement or (iv) the automatic termination of a trust, discretionary account or similar arrangement. Except as otherwise indicated, all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. Except as otherwise indicated, the address for each shareholder listed below is c/o BayCom Corp, 500 Ygnacio Valley Road, Suite 200, Walnut Creek, California 94596. An asterisk (*) in the table indicates that an individual beneficially owns less than one percent of the outstanding common stock.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Common Stock Outstanding
Name of Beneficial Owners Greater than 5% Shareholders
EJF Capital LLC	752,273(1)	6.9%
2107 Wilson Boulevard, Suite 410
Arlington, VA 22201
Directors and Executive Officers
Lloyd W. Kendall, Jr.	72,464(2)	*
George J. Guarini	126,329(3)	1.2%
James S. Camp	109,742(4)	1.0%
Harpreet S. Chaudhary	37,921(5)	*
Rocco Davis	3,589(6)	*
Malcolm F. Hotchkiss	10,994(7)	*
Robert G. Laverne, M.D,	109,015(8)	1.0%
David M. Spatz	63,625(9)	0.6%
Keary L. Colwell	33,600(10)	*
Janet L. King	37,600(11)	*
All directors and executive officers as a group (14 persons)	615,031(12)	5.4%

(1)
As reported on a Schedule 13G filed with the Securities and Exchange Commission on May 14, 2018 by (i) EJF Capital LLC, (ii) Emanuel J. Friedman, (iii) EJF Sidecar Fund, Series LLC — Small Financial Equities Series, (iv) EJF Financial Services Fund, LP and (v) EJF Financial Services GP, LLC, pursuant to which they reported shared voting and dispositive power with respect to the shares.

(2)
Includes 5,850 restricted shares of common stock over which Mr. Kendall has sole voting power and no dispositive power.

(3)
Includes 59,643 restricted shares of common stock over which he has sole voting power and no dispositive power.

(4)
Includes 2,500 shares owned jointly with Mr. Camp’s wife and 5,190 restricted shares of common stock over which Mr. Camp has sole voting power and no dispositive power.

(5)
Includes 3,699 restricted shares of common stock over which Mr. Chaudhary has sole voting power and no dispositive power.

(6)
Includes 1,796 restricted shares of common stock over which Mr. Davis has sole voting power and no dispositive power.

(7)
Includes 8,000 shares owned jointly with Mr. Hotchkiss’ wife and 2,421 restricted shares of common stock over which Mr. Hotchkiss has sole voting power and no dispositive power.

(8)
Includes 5,190 restricted shares of common stock over which Mr. Laverne has sole voting power and no dispositive power.

(9)
Includes 1,500 shares owned by Mr. Spatz’s wife individually and 5,190 restricted shares of common stock over which Mr. Spatz has sole voting power and no dispositive power.

(10)
Includes 21,331 restricted shares of common stock over which Ms. Colwell has sole voting power and no dispositive power.

(11)
Includes 21,331 restricted shares of common stock over which Ms. King has sole voting power and no dispositive power.

(12)
Includes shares held by directors and executive officers directly, in retirement accounts, in a fiduciary capacity or by certain affiliated entities or members of the named individuals’ families, with respect to which shares the named individuals and group may be deemed to have sole or shared voting and/or dispositive powers. Also includes 140,301 restricted shares of common stock over which they have sole voting power and no dispositive power.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Party Transactions
We may occasionally enter into transactions with certain “related persons.” Related persons include our executive officers, directors, 5% or more beneficial owners of our common stock, immediate family members of these persons and entities in which one of these persons has a direct or indirect material interest. We generally refer to transactions with these related persons as “related party transactions.”
Related Party Transaction Policy.   Our Board of Directors has adopted a written policy governing the review and approval of transactions with related parties that will or may be expected to exceed $120,000 in any fiscal year. The policy calls for the related party transactions to be reviewed and, if deemed appropriate, approved or ratified by our audit committee. Upon determination by our audit committee that a transaction requires review under the policy, the material facts are required to be presented to the audit committee. In determining whether or not to approve a related party transaction, our audit committee will consider, among other relevant factors, whether the related party transaction is in our best interests, whether it involves a conflict of interest and the commercial reasonableness of the transaction. In the event that we become aware of a related party transaction that was not approved under the policy before it was entered into, our audit committee will review such transaction as promptly as reasonably practical and will take such course of action as may be deemed appropriate under the circumstances. In the event a member of our audit committee is not disinterested with respect to the related party transaction under review, that member may not participate in the review, approval or ratification of that related party transaction.
Certain decisions and transactions are not subject to the related party transaction approval policy, including: (i) decisions on compensation or benefits relating to directors or executive officers and (ii) indebtedness to us in the ordinary course of business, on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to us and not presenting more than the normal risk of collectability or other unfavorable features.
Certain Related Party Transactions.   In the ordinary course of our business, we have engaged and expect to continue engaging through our Bank in ordinary banking transactions with our directors, executive officers, their immediate family members and companies in which they may have a 5% or more beneficial ownership interest, including loans to such persons. Any such loan was made on substantially the same terms, including interest rates and collateral, as those prevailing at the time such loan was made as loans made to persons who were not related to us. These loans do not involve more than the normal credit collection risk and do not present any other unfavorable features to us. All loans that the Bank makes to directors and executive officers are subject to regulations of the Bank’s primary regulators restricting loans and other transactions with affiliated persons of the Bank. Loans to all directors and executive officers and their associates totaled $13.7 million at December 31, 2018, which was 6.8% of our consolidated total shareholders’ equity at that date.
During 2018, there were no related party transactions between the Company and any of its directors, executive officers and/or their related interests, except for the loans discussed above.
Director Independence
The rules of The NASDAQ Stock Market (“NASDAQ”), as well as those of the SEC, impose several requirements with respect to the independence of our directors, including the requirement that at least a majority of the board be “independent” as that term is defined under the applicable rules. Our Board of Directors has undertaken a review of the independence of each director in accordance with these rules. Based on information provided by each director concerning his background, employment and affiliations, our Board of Directors has determined that Lloyd W. Kendall, Jr., James S. Camp, Harpreet S. Chaudhary,

Rocco Davis, Malcolm F. Hotchkiss, Robert G. Laverne, M.D. and David M. Spatz do not have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules. In making these determinations, our Board of Directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence.
Item 14. Principal Accounting Fees and Services
Principal Accountant Fees and Services
On May 24, 2018, the Audit Committee of the Board of Directors of the Company approved the replacement of Vavrinek, Trine, Day & Co., LLP with Moss Adams, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2018. For the fiscal years ended December 31, 2018 and 2017, Moss Adams LLP and Vavrinek, Trine, Day & Co., respectively, provided various audit, audit-related and other services to the Company. Set forth below are the aggregate fees billed for these services:
The aggregate fees billed to the Company by Moss Adams and its affiliates for the fiscal year ended December 31, 2018 was as follows:
•
“Audit Fees” of  $145,099, comprised of professional services rendered in connection with the audit of the Company’s annual financial statements and for the review of financial statements included in the Company’s Quarterly Reports on Form 10-Q and in statutory and regulatory filings.

•
“Tax Fees” of  $20,000, comprised of tax services rendered in connection with ASC 740.

No fees were billed by Moss Adams LLP for professional services rendered for services or products other than those listed above for 2018. The Audit Committee has determined that the services provided by Moss Adams LLP as set forth herein are compatible with maintaining Moss Adams LLP’s independence.
The aggregate fees billed to the Company by Vavrinek, Trine, Day & Co. and its affiliates for the fiscal year ended December 31, 2017 was as follows:
•
Audit fees of  $142,600, comprised of professional services rendered in connection with the audit of the Company’s annual financial statements and review of financial statements in connection with statutory and regulatory filings.

•
Audit-related fees of  $87,000, which comprised fees for professional services that are reasonably related to the performance of the audit or review of the Company’s financial statement and the initial public offering.

No other fees were billed by Vavrinek, Trine, Day & Co., LLP for professional services rendered for services or products other than those listed above for 2017.
Audit Committee Pre-Approval Policy
Pursuant to the terms of its charter, the Audit Committee is responsible for the appointment, compensation, retention and oversight of the work of the independent auditors. The Audit Committee must pre-approve the engagement letters and the fees to be paid to the independent auditors for all audit and permissible non-audit services to be provided by the independent auditors and consider the possible effect that any non-audit services could have on the independence of the auditors. The Audit Committee may establish pre-approval policies and procedures, as permitted by applicable law and SEC regulations and consistent with its charter for the engagement of the independent auditors to render permissible non-audit services to the Company, provided that any pre-approvals delegated to one or more members of the committee are reported to the committee at its next scheduled meeting. At this time, the Audit Committee has not adopted any pre-approval policies.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as a part of this report:
(1) Financial Statements:    The Consolidated Financial Statements are included in Part II. “Item. 8 Financial Statements and Supplementary Data”.
(2) Financial Statements Schedules:   All schedules are omitted because they are not required or applicable, or the required information is shown in the Consolidated Financial Statements or Notes.
(3) Exhibits:   Included in schedule below.
(b) Exhibits:
Exhibit Number	Description
2.1	Agreement and Plan of Merger, between BayCom Corp, BC Merger Company, United Business Bank, Bethlehem Financial Corporation, and MyBank dated as of August 10, 2018.(1)
2.2	Agreement and Plan of Reorganization and Merger, between BayCom Corp, Bay Commercial Bank, First ULB Corp. and United Business Bank, FSB dated as of December 14, 2016.(2)
2.3	Agreement and Plan of Merger, between BayCom Corp, Bay United Business Bank, and Plaza Bank dated as of September 26, 2017.(2)
3.1	Articles of Incorporation of BayCom Corp.(2)
3.2	Amended and Restated Bylaws of BayCom Corp.(2)
4.1	Form of common stock certificate of BayCom Corp.(2)
10.1	Amended and Restated Employment Agreement, dated February 20, 2018, among BayCom Corp, United Business Bank and George Guarini.(2)
10.2	Amended and Restated Employment Agreement, dated February 20, 2018, among BayCom Corp, United Business Bank and Janet King.(2)
10.3	Amended and Restated Employment Agreement, dated February 20, 2018, among BayCom Corp, United Business Bank and Keary Colwell.(2)
10.4	Amended and Restated Executive Supplemental Compensation Agreement, dated February 20, 2018, between United Business Bank and George J. Guarini.(2)
10.5	Amended and Restated Executive Supplemental Compensation Agreement, dated February 20, 2018, between United Business Bank and Janet King.(2)
10.6	Amended and Restated Executive Supplemental Compensation Agreement, dated February 20, 2018, between United Business Bank and Keary Colwell.(2)
10.7	Amended and Restated Joint Beneficiary Agreement between United Business Bank and George Guarini.(2)
10.8	Bay Commercial Bank 2014 Equity Incentive Plan.(2)
10.9	Form of Restricted Stock Award Agreement under the Bay Commercial Bank 2014 Equity Incentive Plan.(2)
10.10	BayCom Corp Amended and Restated 2017 Omnibus Equity Incentive Plan.(2)
10.11	Form of Restricted Stock Award Agreement under the BayCom Corp Amended and Restated 2017 Omnibus Equity Incentive Plan.(2)
10.12	Form of Non-Qualified Stock Option Agreement under the BayCom Corp Amended and Restated 2017 Omnibus Equity Incentive Plan.(2)
10.13	Form of Incentive Stock Option Agreement under the BayCom Corp Amended and Restated 2017 Omnibus Equity Incentive Plan.(2)
10.14	Form of Restricted Stock Unit Agreement under the BayCom Corp Amended and Restated 2017 Omnibus Equity Incentive Plan.(2)

Exhibit Number	Description
10.15	Joint Beneficiary Agreement between United Business Bank and Janet King.(2)
10.16	Joint Beneficiary Agreement between United Business Bank and Keary Colwell.(2)
10.17	Joint Beneficiary Agreement between United Business Bank and Mary Therese Curley.(3)
14	Code of Business Conduct and Ethics.(4)
21	Subsidiaries of the Registrant
23	Consent of Moss Adams LLP
24	Power of Attorney (set forth on signature page)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets; (2) Condensed Consolidated Statements of Income; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Changes in Shareholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

(1)
Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 13, 2018 (File No. 001-38483).

(2)
Incorporated herein by reference to the Registration Statement on Form S-1 filed on April 11, 2018 (File No. 333-224236).

(3)
Incorporated herein by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the ended June 30, 2018, filed on August 14, 2018 (File No. 001-38433).

(4)
Registrant elects to satify Regulation S-K§229.406(c) by posting its Code of Ethics on its website at www.unitedbusinessbank.com in the section titled About Us — Investor Information.

 Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BAYCOM CORP
Date: March 18, 2019	By: /s/ George J. Guarini George J. Guarini President and Chief Executive Officer
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of George J. Guarini and Keary L. Colwell his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him/her and in his/her name, place and stead, in any and all capacities, to sign any amendment to BayCom Corp’s Annual Report on Form 10-K for the year ended December 31, 2018, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming said attorney-in-fact and agent or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
/s/ George J. Guarini George J. Guarini, President, Chief Executive Officer and Director (Principal Executive Officer)	Date: March 18, 2019
/s/ Lloyd W. Kendall Lloyd W. Kendall, Chairman of the Board and Director	Date: March 18, 2019
/s/ James S. Camp James S. Camp, Director	Date: March 18, 2019
/s/ Harpreet S. Chaudhary Harpreet S. Chaudhary, Director	Date: March 18, 2019
/s/ Rocco Davis Rocco Davis, Director	Date: March 18, 2019
/s/ Malcolm F. Hotchkiss Malcolm F. Hotchkiss, Director	Date: March 18, 2019
/s/ Robert G. Laverne Robert G. Laverne, MD, Director	Date: March 18, 2019
/s/ David M. Spatz David M. Spatz, Director	Date: March 18, 2019
/s/ Keary L. Colwell Keary L. Colwell, Senior Executive Vice President and Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	Date: March 18, 2019