Form 10-Q
period 2019-03-31
BayCom Corp
filed 2019-05-15
CIK 1730984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value per share	BCML	The NASDAQ Stock Market LLC

As of May 7, 2019 there were 10,891,564 shares of the registrant’s common stock outstanding.

BAYCOM CORP

QUARTERLY REPORT ON FORM 10-Q

As used throughout this report, the terms “we,” “our,” “us,” “BayCom,” or the “Company” refer to BayCom Corp and its consolidated subsidiary, United Business Bank, which we sometimes refer to as the “Bank,” unless the context otherwise requires.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for per share data)

(unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Cash and due from banks	$20,370	$20,846
Federal funds sold	312,102	302,735
Cash and cash equivalents	332,472	323,581

Interest bearing deposits in banks	3,481	3,980
Investment securities available-for-sale	97,299	99,796
Federal Home Loan Bank ("FHLB") stock, at par	5,096	5,162
Federal Reserve Bank ("FRB") stock, at par	4,166	4,081
Loans held for sale	4,208	855
Loans, net of allowance for loan losses of $5,405 and $5,140 at March 31, 2019 and December 31, 2018, respectively	959,561	970,189
Premises and equipment, net	6,479	11,168
Other real estate owned ("OREO")	801	801
Core deposit intangible	6,816	7,205
Cash surrender value of bank owned life insurance policies, net	19,766	19,602
Right-of-use assets ("ROU")	7,502	-
Goodwill	14,594	14,594
Interest receivable and other assets	20,229	17,381
Total Assets	$1,482,470	$1,478,395

LIABILITIES AND SHAREHOLDERS' EQUITY

Noninterest and interest bearing deposits	$1,250,567	$1,257,768
Lease liabilities	7,818	-
Salary continuation plan	3,400	3,338
Interest payable and other liabilities	6,093	8,375
Junior subordinated deferrable interest debentures, net	8,181	8,161
Total liabilities	1,276,059	1,277,642

Commitments and contingencies (Note 18)

Shareholders' equity
Preferred stock - no par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - no par value; 100,000,000 shares authorized; 10,891,564 and 10,869,275 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	149,368	149,248
Additional paid in capital	287	287
Accumulated other comprehensive income (loss), net of tax	494	(103)
Retained earnings	56,262	51,321
Total shareholders' equity	206,411	200,753
Total Liabilities and Shareholders' Equity	$1,482,470	$1,478,395

The accompanying notes are an integral part of the condensed consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per share data)

(unaudited)

	Three months ended
	March 31,
	2019	2018

Interest income:
Loans, including fees	$13,550	$12,280
Investment securities and interest bearing deposits in banks	2,654	1,110
FHLB dividends	92	93
FRB dividends	61	69
Total interest and dividend income	16,357	13,552

Interest expense:
Deposits	1,346	979
Other borrowings	146	159
Total interest expense	1,492	1,138
Net interest income	14,865	12,414

Provision for loan losses	277	254
Net interest income after provision for loan losses	14,588	12,160

Noninterest income:
Gain on sale of loans	190	651
Service charges and other fees	733	446
Loan servicing fees and other income	410	245
Other income	787	384
Total noninterest income	2,120	1,726

Noninterest expense:
Salaries and employee benefits	5,963	4,914
Occupancy and equipment	1,110	975
Data processing	924	708
Other	1,751	1,526
Total noninterest expense	9,748	8,123

Income before provision for income taxes	6,960	5,763

Provision for income taxes	2,019	1,694
Net income	$4,941	$4,069

Earnings per common share:
Basic earnings per common share	$0.45	$0.54
Weighted average shares outstanding	10,891,564	7,512,227

Diluted earnings per common share	$0.45	$0.54
Weighted average shares outstanding	10,891,564	7,512,227

The accompanying notes are an integral part of the condensed consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except for per share data)

(unaudited)

	Three months ended
	March 31,
	2019	2018

Net income	$4,941	$4,069
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale securities	833	(360)
Deferred tax (expense) benefit	(236)	78
Other comprehensive income (loss), net of tax	597	(282)
Total comprehensive income	$5,538	$3,787

The accompanying notes are an integral part of the condensed consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except for per share data)

(unaudited)

					Accumulated
		Common	Additional		Other	Total
	Number of	Stock	Paid in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income/(Loss)	Equity
Balance, December 31, 2017	7,496,995	$81,307	$287	$36,828	$213	$118,635
Net income				4,069		4,069
Other comprehensive loss, net					(282)	(282)
Restricted stock granted	15,232
Stock based compensation		146				146
Balance, March 31, 2018	7,512,227	$81,453	$287	$40,897	$(69)	$122,568
Net income				10,424		10,424
Other comprehensive loss, net					(34)	(34)
Restricted stock granted	78,148
Stock based compensation		1,034				1,034
Initial public offering, net	3,278,900	66,761				66,761
Balance, December 31, 2018	10,869,275	$149,248	$287	$51,321	$(103)	$200,753
Net income				4,941		4,941
Other comprehensive income, net					597	597
Restricted stock granted	22,289
Stock based compensation		120				120
Balance, March 31, 2019	10,891,564	$149,368	$287	$56,262	$494	$206,411

The accompanying notes are an integral part of the condensed consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except for per share data)

(unaudited)

	Three months ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net income	$4,941	$4,069
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
(Increase) decrease in deferred tax asset	(236)	772
Accretion on acquired loans	(577)	(1,041)
Gain on sale of loans	(190)	(651)
Proceeds from sale of loans	2,846	8,754
Loans originated for sale	(8,113)	(6,378)
Gain on sale of premises	(78)	-
Accretion on junior subordinated debentures	20	15
Increase in cash surrender value of life insurance policies	(164)	(79)
Provision for loan losses	277	254
Amortization/accretion of premium/discount on investment securities	135	120
Depreciation and amortization	301	231
Core deposit intangible amortization	389	289
Stock based compensation expense	120	146
Decrease in deferred loan origination fees, net	(8)	(37)
(Increase) decrease in accrued interest receivable and other assets	(6,035)	948
Increase in salary continuation liability, net	62	60
(Increase) decrease in accrued expenses and other liabilities	5,852	(2,438)
Net cash (used in) provided by operating activities	(458)	5,034

Cash flows from investing activities:
Maturity of interest bearing deposits in banks	499	498
Purchase of investment securities	(1,501)	-
Proceeds from the maturity and repayment of investment securities	4,694	3,195
Redemption (purchase) of Federal Home Loan Bank stock	66	(366)
Purchase of Federal Reserve Bank stock	(85)	-
Net decrease in loans	13,040	2,980
Purchase of equipment and leasehold improvements	(163)	(111)
Net cash provided by investing activities	16,550	6,196

Cash flows from financing activities:
Net (decrease) increase in noninterest and interest bearing deposits	(2,872)	3,700
Net decrease in time deposits	(4,329)	(9,232)
Net cash used in financing activities	(7,201)	(5,532)

Increase in cash and cash equivalents	8,891	5,698

Cash and cash equivalents at beginning of period	323,581	249,853

Cash and cash equivalents at end of period	$332,472	$255,551

The accompanying notes are an integral part of the condensed consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(In thousands, except for per share data)

(unaudited)

	Three months ended
	March 31,
	2019	2018
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$1,455	$989
Income tax, net of refunds	1,676	-

Non-cash investing activities:
Change in unrealized gain (loss) on available-for-sale securities, net of tax	$597	$(282)
Recognition of ROU	7,834	-
Recognition of lease liability	8,150	-

The accompanying notes are an integral part of the condensed consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except for per share data)

(unaudited)

NOTE 1 – BASIS OF PRESENTATION

BayCom Corp (the “Company”) is a bank holding company headquartered in Walnut Creek, California. United Business Bank (the “Bank”), the wholly owned banking subsidiary, is a California state-chartered bank which provides a broad range of financial services primarily to local small and mid-sized businesses, service professionals and individuals. In the 14 years of operation, the Bank has grown to 22 full service banking branches. The main office is located in Walnut Creek, California and branch offices are located in Oakland, Castro Valley, Mountain View, Napa, Stockton (2), Pleasanton, Livermore, San Jose, Long Beach, Sacramento, San Francisco and Glendale, California, and Seattle, Washington (2) and New Mexico (6). In addition, the Bank has one loan production office in Los Angeles, California. The condensed consolidated financial statements include the accounts of the Company and the Bank.

All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements include all adjustments of a normal and recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in annual financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto for the year ended December 31, 2018. Results of operations for interim periods are not necessarily indicative of results for the full year. Certain prior year information has been reclassified to conform to current year presentation. The reclassifications had no impact on consolidated net income or shareholders’ equity.

On December 7, 2018, the Company announced the signing of a definitive agreement (the “Agreement”) whereby the Company will acquire Uniti Financial Corporation (“Uniti”), in a cash and equity transaction valued at approximately $63.9 million in aggregate based on the closing price of Company common stock on that date. See Note 3 for more information.

Lease Accounting

On January 1, 2019, the Company adopted the new accounting standards that require lessees to recognize operating leases on the Consolidated Balance Sheet as right-of-use assets and lease liabilities based on the value of the discounted future lease payments. Lessor accounting is largely unchanged. Expanded disclosures about the nature and terms of lease agreements are required prospectively and are included in Note 7. The Company elected to retain prior determinations of whether an existing contract contains a lease and how the lease should be classified. The recognition of leases existing on January 1, 2019 did not require an adjustment to beginning retained earnings. Upon adoption, the Company recognized right-of-use assets and lease liabilities of $7.8 million and $8.2 million, respectively. Adoption of the standard did not have a significant effect on the Company’s regulatory capital measures.

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

All of the Company’s revenue from contracts with customers in scope of ASC 606 is recognized in noninterest income and included in our commercial and consumer banking segment. For the three months ended March 31, 2019, the Company recognized $87,000 in deposit fees, and $42,000 in debit card interchange fees considered in scope of ASC 606. There was a total of $2.0 million of noninterest income considered not in scope of ASC 606.

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

NOTE 2 - ACCOUNTING STANDARDS RECENTLY ISSUED OR ADOPTED

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326) and subsequent amendment to the initial guidance in November 2018, ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which clarifies codification and corrects unintended application of the guidance. ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, public business entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU 2018-19 clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments. ASU No. 2016-13 and ASU No. 2018-19 are effective for interim and annual reporting periods beginning after December 15, 2019 for SEC filers, one year later for non SEC filing public business entities and beginning after December 15, 2021 for nonpublic business entities. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is reviewing the requirements of ASU 2016-13 and ASU 2018-19 and expects to begin developing and implementing processes and procedures to ensure it is fully compliant with the amendments at the adoption date. Upon adoption, the Company expects changes in the processes and procedures used to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The new guidance may result in an increase in the allowance for loan losses which will also reflect the new requirement to include the nonaccretable principal differences on purchased credit-impaired loans; however, the Company is still in the process of determining the magnitude of the change and its impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. This guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation, and goodwill impairment will simply be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The amendments in this ASU are required for public business entities and other entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. ASU No. 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2019 for public business entities who are not SEC filers and one year later for all other entities. The Company does not expect ASU 2017-04 to have a material impact on its consolidated financial statements.

In March 2017, FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Topic 310). ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium to require such premiums to be amortized to the earliest call date unless applicable guidance related to certain pools of securities is applied to consider estimated prepayments. Under prior guidance, entities were generally required to amortize premiums on individual, non-pooled callable debt securities as a yield adjustment over the contractual life of the security. ASU 2017-08 does not change the accounting for callable debt securities held at a discount. The Company adopted ASU 2017-08 on January 1, 2019. The adoption of ASU 2017-08 did not have a material impact on its consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This new guidance simplifies the accounting for share-based payment transactions for acquiring goods and services from nonemployees, applying some of the same requirements as employee share-based payment transactions. This ASU will not affect the accounting for share-based payment awards to nonemployee directors, which will continue to be treated as employee share-based transactions under the current standards. The Company adopted ASU 2018-07 on January 1, 2019. The adoption of ASU 2018-07 did not have a material impact on its consolidated financial statements.

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

In March 2019, FASB issued ASU No. 2019-01, Leases (Topic 842) - Codification Improvements. The changes in this amendment include: (1) determining the fair value of the underlying asset by lessors that are not manufacturers or dealers; (2) presentation on the statement of cash flows – sales types and direct financing leases; and (3) transition disclosures related to Topic 250, Accounting Changes and Error Corrections. This ASU specifically provides an exception to the paragraph 250-10-50-3 that would otherwise have required interim disclosures in the period an accounting change including the effect of that change on income from continuing operations, net income, any other financial statement line item, and any affected per share amounts. For items 1 and 2, this ASU is effective for fiscal and interim periods beginning after December 15, 2019. Item 3 does not have an effective date because the amendments related to transition disclosures are included in Topic 842. The adoption of ASU 2019-01 is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 - ACQUISITION

On November 30, 2018, to increase the Company’s market share in New Mexico and to reduce net funding cost, the Company acquired Bethlehem Financial Corporation (“BFC”). The Company added five branches in Central New Mexico. The Company paid BFC shareholders $62.00 in cash for each share of BFC common stock or approximately $23.5 million. There were no fair value adjustments made during the measurement period. The Company assumed subordinated debentures held by a subsidiary of BFC.

The following table summarizes the fair value of the assets acquired and liabilities assumed at the acquisition date:

BFC
Acquisition
Date
November 30, 2018
Fair value of assets:
Cash and due from banks	$4,932
Federal funds sold	9,346
Total cash and cash equivalents	14,278

Investment securities	56,198
FHLB stock, at par	154
FRB stock, at par	173
Loans, net	75,384
OREO	1,066
Core deposit intangible	3,604
BOLI	2,937
Deferred tax assets, net	3,291
Other assets	735
Total assets acquired	157,820

Liabilities:
Deposits
Noninterest bearing	97,771
Interest bearing	37,711
135,482

Junior subordinated debt	2,715
Other liabilities	329
Total liabilities assumed	138,526

Cash consideration	23,523
Goodwill	$4,229

The following table presents the net assets acquired and the estimated fair value adjustments, which resulted in goodwill at the acquisition date:

BFC
Acquisition
Date
November 30, 2018

Book value of net assets acquired	$16,201
Fair value adjustments:
Investments	(382)
Loans	284
Branch facilities	668
Write-down on real estate investment	(229)
Core deposit intangible	3,604
Deferred tax assets	(1,176)
Time deposits	(54)
Junior subordinated debt	378
Total purchase accounting adjustments	3,093

Fair value of net assets acquired	19,294

Price paid:
Cash paid	23,523
Total price paid	23,523
Goodwill	$4,229

Pro Forma Results of Operations

The operating results of the Company for the three months ended March 31, 2019 in the condensed consolidated statements of income include the operating results of BFC since its acquisition date. The following table represents the net interest income, net income, basic and diluted earnings per share, as if the merger with BFC was effective January 1, 2018. The unaudited pro forma information in the following table is intended for informational purposes only and is not necessarily indicative of future operating results or operating results that would have occurred had the mergers been completed at the beginning of the respective year. No assumptions have been applied to the pro forma results of operation regarding possible revenue enhancements, expense efficiencies or asset dispositions.

Unaudited pro forma net interest income, net income and earnings per share are presented below:

	Three months ended,
	March 31, 2019	March 31, 2018
Net interest income	$14,865	$14,023
Net income	4,941	4,446

Basic earnings per share	$0.45	$0.59
Diluted earnings per share	$0.45	$0.59

These amounts include the acquisition-related third party expenses, accretion of the discounts on acquired loans and amortization of the fair value mark adjustments on core deposit intangible.

Pending Acquisition

On December 7, 2018, the Company entered into a definitive agreement (the “Agreement”) with Uniti Financial Corporation, (“Uniti”), headquartered in Buena Park, California, pursuant to which Uniti will be merged with and into BayCom Corp, immediately thereafter Uniti’s bank subsidiary, Uniti Bank, will be merged with and into United Business Bank. Uniti Bank serves the Los Angeles and Orange County communities in Southern California through three branches. Under the terms of the Agreement, Uniti shareholders will receive (i) $2.30 in cash and (ii) 0.07234 shares of Company common stock for each share of Uniti common stock. Options to purchase Uniti common stock outstanding at the effective time of the merger will be cancelled for a cash payment equal to the difference, if positive, between $4.00 and the corresponding exercise price of such option. The transaction is valued at approximately $63.9 million in aggregate based on the closing price of Company common stock of $23.39 on December 7, 2018. The Agreement has been unanimously approved by the boards of directors of both the Company and Uniti. The merger is subject to approval by Uniti shareholders and certain other customary closing conditions and is expected to close in the second quarter of 2019. At March 31, 2019, Uniti had approximately $329.3 million in total assets, $277.0 million in total loans, $278.6 million in total deposits and $48.6 million in shareholders’ equity.

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

	Three months ended,
	March 31, 2019	March 31, 2018
Net interest income	$18,496	$15,622
Net income	5,787	4,945

Basic earnings per share	$0.48	$0.57
Diluted earnings per share	$0.48	$0.57

NOTE 4 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale at the dates indicated are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
March 31, 2019	cost	gains	losses	fair value
U.S. Treasuries	$989	$2	$-	$991
U.S. Government Agencies	12,267	45	(17)	12,295
Municipal securities	19,232	199	(54)	19,377
Mortgage-backed securities	48,598	625	(98)	49,125
Collateralized mortgage obligations	4,511	54	(17)	4,548
SBA securities	3,990	5	(59)	3,936
Corporate bonds	7,018	20	(11)	7,027
Total	$96,605	$950	$(256)	$97,299

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
December 31, 2018	cost	gains	losses	fair value
U.S. Treasuries	$984	$1	$-	$985
U.S. Government Agencies	13,761	21	(17)	13,765
Municipal securities	19,604	65	(166)	19,503
Mortgage-backed securities	49,565	243	(206)	49,602
Collateralized mortgage obligations	4,705	32	(20)	4,717
SBA securities	4,300	2	(61)	4,241
Corporate bonds	7,016	4	(37)	6,983
Total	$99,935	$368	$(507)	$99,796

The estimated fair value and gross unrealized losses for securities available-for-sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position at the dates indicated are as follows:

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
March 31, 2019	fair value	loss	fair value	loss	fair value	loss
U.S. Treasuries	$-	$-	$-	$-	$-	$-
U.S. Government Agencies	1,510	(14)	1,747	(3)	3,257	(17)
Municipal securities	1,526	(2)	7,164	(52)	8,690	(54)
Mortgage-backed securities	10,301	(47)	6,017	(51)	16,318	(98)
Collateralized mortgage obligations	957	(11)	810	(6)	1,767	(17)
SBA securities	-	-	2,803	(59)	2,803	(59)
Corporate bonds	1,513	(11)	-	-	1,513	(11)
Total	$15,807	$(85)	$18,541	$(171)	$34,348	$(256)

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
December 31, 2018	fair value	loss	fair value	loss	fair value	loss
U.S. Treasuries	$-	$-	$-	$-	$-	$-
U.S. Government Agencies	4,014	(9)	1,743	(8)	5,757	(17)
Municipal securities	6,883	(35)	7,537	(131)	14,420	(166)
Mortgage-backed securities	14,919	(91)	6,054	(115)	20,973	(206)
Collateralized mortgage obligations	2,427	(9)	477	(11)	2,904	(20)
SBA securities	677	(32)	2,336	(29)	3,013	(61)
Corporate bonds	4,975	(37)	-	-	4,975	(37)
Total	$33,895	$(213)	$18,147	$(294)	$52,042	$(507)

At March 31, 2019, the Company held 215 investment securities, of which 33 were in an unrealized loss position for more than twelve months and 24 were in an unrealized loss position for less than twelve months. These temporary unrealized losses relate principally to current interest rates for similar types of securities. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

The amortized cost and estimated fair value of securities available-for-sale at the dates indicated by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2019		December 31, 2018
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
Available-for-sale:
Due in one year or less	$13,865	$13,878	$14,292	$14,279
Due after one through five years	27,416	27,627	26,287	26,327
Due after five years through ten years	16,345	16,514	20,840	20,758
Due after ten years	38,979	39,280	38,516	38,432
Total	$96,605	$97,299	$99,935	$99,796

For the three months ended March 31, 2019 and March 31, 2018, no gross realized gains or losses were recorded.

NOTE 5 - LOANS

The Company’s loan portfolio at the dates indicated is summarized below:

	March 31,	December 31,
	2019	2018
Commercial and industrial	$126,580	$121,855
Construction and land	45,669	47,302
Commercial real estate	691,055	701,983
Residential	100,467	102,708
Consumer	1,553	1,847
Total loans	965,324	975,695
Net deferred loan fees	(358)	(366)
Allowance for loan losses	(5,405)	(5,140)
Net loans	$959,561	$970,189

The Company’s total impaired loans, including nonaccrual loans, accruing TDR loans and accreting purchase credit impaired (“PCI”) loans that have experienced post-acquisition declines in cash flows expected to be collected are summarized as follows:

	Commercial and industrial	Construction and land	Commercial real estate	Residential	Consumer	Total
March 31, 2019
Recorded investment in impaired loans:
With no specific allowance recorded	$2,378	$-	$1,342	$645	$-	$4,365
With a specific allowance recorded	10	-	-	-	-	10
Total recorded investment in impaired loans	$2,388	$-	$1,342	$645	$-	$4,375
Specific allowance on impaired loans	10	-	-	-	-	10

December 31, 2018
Recorded investment in impaired loans:
With no specific allowance recorded	$1,868	$-	$1,346	$654	$-	$3,868
With a specific allowance recorded	10	-	-	-	-	10
Total recorded investment in impaired loans	$1,878	$-	$1,346	$654	$-	$3,878
Specific allowance on impaired loans	10	-	-	-	-	10

Three months ended March 31, 2019
Average recorded investment in impaired loans	$2,372	$-	$1,344	$650	$-	$4,366
Interest recognized	33	-	20	1	-	54

Three months ended March 31, 2018
Average recorded investment in impaired loans	-	-	890	132	-	1,022
Interest recognized	-	-	10	-	-	10

Impaired loans on accrual are loans that have been restructured and are performing under modified loan agreements, and principal and interest is determined to be collectible. Nonaccrual loans are loans where principal and interest have been determined to not be fully collectible.

There were no government guaranteed portions of nonaccrual loans at March 31, 2019 and December 31, 2018.

The following tables present loans by class, modified as troubled debt restructurings (“TDRs”), during the periods indicated:

Three months ended March 31, 2019	Number of loans	Rate modification	Term modification	Interest only modification	Combined modification	Total
Commercial and industrial	2	$-	$176	$-	$321	$497
Construction and land	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Residential	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	2	$-	$176	$-	$321	$497

Year ended December 31, 2018	Number of loans	Rate modification	Term modification	Interest only modification	Combined modification	Total
Commercial and industrial	-	$-	$-	$-	$-	$-
Construction and land	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Residential	2	-	125	-	471	596
Consumer	-	-	-	-	-	-
Total	2	$-	$125	$-	$471	$596

For the three months ended March 31, 2019 and 2018, the Company recorded no charge-offs related to restructured loans. As of March 31, 2019 and December 31, 2018, TDR loans had a related allowance of $10,000. There are no commitments to lend additional amounts to borrowers with outstanding loans that are classified as TDRs at March 31, 2019. At March 31, 2019, $766,000 of TDR loans were performing in accordance with their modified terms.

Risk Rating System

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

Loans in this category would be characterized by any of the following situations:

•	Credit that is currently protected but is potentially a weak asset;
•	Credit that is difficult to manage because of an inadequate loan agreement, the condition of and/or control over collateral, failure to obtain proper documentation, or any other deviation from product lending practices; and
•	Adverse financial trends.

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

Some characteristics of Substandard loans are:

•	Inability to service debt from ordinary and recurring cash flow;
•	Chronic delinquency;
•	Reliance upon alternative sources of repayment;
•	Term loans that are granted on liberal terms because the borrower cannot service normal payments for that type of debt;
•	Repayment dependent upon the liquidation of collateral;
•	Inability to perform as agreed, but adequately protected by collateral;
•	Necessity to renegotiate payments to a non-standard level to ensure performance; and
•	The borrower is bankrupt, or for any other reason, future repayment is dependent on court action.

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

The following tables present the internally assigned risk grade by class of loans at the dates indicated:

		Special
March 31, 2019	Pass	mention	Substandard	Doubtful	Total
Commercial and industrial	$123,935	$1,972	$673	$-	$126,580
Construction and land	42,755	152	2,762	-	45,669
Commercial real estate	672,715	16,105	2,235	-	691,055
Residential	99,240	582	645	-	100,467
Consumer	1,541	12	-	-	1,553
Total	$940,186	$18,823	$6,315	$-	$965,324

		Special
December 31, 2018	Pass	mention	Substandard	Doubtful	Total
Commercial and industrial	$119,926	$1,302	$627	$-	$121,855
Construction and land	44,490	-	2,812	-	47,302
Commercial real estate	686,154	12,120	3,709	-	701,983
Residential	101,908	147	653	-	102,708
Consumer	1,847	-	-	-	1,847
Total	$954,325	$13,569	$7,801	$-	$975,695

The following tables provide an aging of the Company’s loans receivable as of the dates indicated:

			90 Days
	30-59 Days	60-89 Days	or more	Total			Total loans	Nonaccrual
March 31, 2019	past due	past due	past due	past due	Current	PCI loans	receivable	loans
Commercial and industrial	$593	$19	$1,861	$2,473	$124,103	$4	$126,580	$2,388
Construction and land	-	-	-	-	45,445	224	45,669	-
Commercial real estate	7,791	484	-	8,275	673,040	9,740	691,055	576
Residential	343	-	57	400	98,295	1,772	100,467	645
Consumer	1	-	-	1	1,552	-	1,553	-
Total	$8,728	$503	$1,918	$11,149	$942,435	$11,740	$965,324	$3,609

			90 Days
	30-59 Days	60-89 Days	or more	Total			Total loans	Nonaccrual
December 31, 2018	past due	past due	past due	past due	Current	PCI loans	receivable	loans
Commercial and industrial	$270	$349	$1,861	$2,480	$119,373	$2	$121,855	$1,878
Construction and land	-	-	-	-	47,069	233	47,302	-
Commercial real estate	2,345	356	501	3,202	688,005	10,776	701,983	596
Residential	93	-	57	150	100,765	1,793	102,708	654
Consumer	-	4	-	4	1,843	-	1,847	-
Total	$2,708	$709	$2,419	$5,836	$957,055	$12,804	$975,695	$3,128

At March 31, 2019 and December 31, 2018, there were no loans greater than 90 days past due and still accruing. Interest foregone on nonaccrual loans was approximately $42,000 and $2,000 for the three months ended March 31, 2019 and 2018, respectively.

Purchase Credit Impaired Loans

As part of acquisitions, the Company has purchased loans, some of which have shown evidence of credit deterioration since origination and it is probable at the acquisition that all contractually requirement payments would not be collected.

The unpaid principal balance and carrying value of the Company’s PCI loans at the dates indicated are as follows:

	March 31, 2019		December 31, 2018
	Unpaid		Unpaid
	principal	Carrying	principal	Carrying
	balance	value	balance	value
Commercial and industrial	$125	$4	$125	$2
Construction and land	323	224	335	233
Commercial real estate	11,535	9,740	12,605	10,776
Residential	2,358	1,772	2,381	1,793
Consumer	-	-	-	-
Total	$14,341	$11,740	$15,446	$12,804

NOTE 6 – ALLOWANCE FOR LOAN LOSSES

The following tables summarize the Company’s allowance for loan losses individually and collectively evaluated for impairment by loan product as of or for the periods ending as indicated:

	Commercial	Construction	Commercial
Three months ended March 31, 2019	and industrial	and land	real estate	Residential	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$1,017	$327	$3,214	$215	$3	$364	$5,140
Charge-offs	-	-	(17)	-	(4)	-	(21)
Recoveries	9	-	-	-	-	-	9
Provision for loan losses	109	13	129	20	3	3	277
Ending balance	$1,135	$340	$3,326	$235	$2	$367	$5,405

Allowance for loan losses related to:
Loans individually evaluated for impairment	$10	$-	$-	$-	$-	$-	$10
Loans collectively evaluated for impairment	1,125	340	3,326	235	2	367	5,395
PCI loans	-	-	-	-	-	-	-

	Commercial	Construction	Commercial
Three months ended March 31, 2018	and industrial	and land	real estate	Residential	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$841	$199	$2,620	$150	$3	$402	$4,215
Charge-offs	-	-	-	-	-	-	-
Recoveries	131	-	-	-	-	-	131
Provision for loan losses	33	52	162	10	(3)	-	254
Ending balance	$1,005	$251	$2,782	$160	$-	$402	$4,600

Allowance for loan losses related to:
Loans individually evaluated for impairment	$11	$-	$-	$-	$-	$-	$11
Loans collectively evaluated for impairment	994	251	2,782	160	-	402	4,589
PCI loans	-	-	-	-	-	-	-

NOTE 7 – PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at the dates indicated:

	March 31,	December 31,
	2019	2018
Premises owned	$4,787	$10,267
Write-down on premises owned	-	(600)
Premises owned, net	4,787	9,667
Leasehold improvements	1,743	1,654
Furniture, fixtures and equipment	3,873	3,835
Less accumulated depreciation and amortization	(3,924)	(3,988)
Total premises and equipment, net	$6,479	$11,168

Depreciation and amortization included in occupancy and equipment expense totaled $301,000 and $231,000 for the three months ended March 31, 2019 and 2018, respectively.

On March 29, 2019, the Company sold a commercial building in Oakland, California with a carrying value of $4.6 million. In connection with the sale, the Company leased back 4,021 square feet, representing 11.1% of the total square footage. The sale resulted in a $78,000 gain, included in other income. The proceeds from the sale were in escrow at March 31, 2019 and included in interest receivable and other assets.

The Company leases 16 branches and administration offices under noncancelable operating leases. These leases expire on various dates through 2025. All leases have an option to renew one or more times following the expiration of the initial term with renewal periods between three and twelve years. The Company adopted the requirements of Topic 842 effective January 1, 2019, which required the Company record a right of use lease asset and a lease liability for leases with an initial term of more than 12 months for leases that existed as of January 1, 2019. The periods prior to the date of adoption are accounted for under Lease Topic 840; therefore, the following disclosures of future minimum lease payments as of March 31, 2019, include only the periods for which Topic 842 was effective:

Year ending December 31,
2019	$1,616
2020	1,898
2021	1,575
2022	1,442
2023	953
Thereafter	434
Total lease payments	7,918
Less: interest	(100)
Present value of lease liabilities	$7,818

The following table presents the weighted average operating lease term and discount rate at the date indicated:

March 31, 2019
Weighted-average remaining lease term	4.46 years
Weighted-average discount rate	2.89%

NOTE 8 – CASH SURRENDER VALUE OF LIFE INSURANCE

Activity on the Bank owned life insurance policies is as follows for the periods indicated:

	March 31,	December 31,
	2019	2018
Beginning balance	$19,602	$17,132
Increase in cash value of life insurance	164	304
Additional policies purchased	-	2,943
Death benefit carrying value payout	-	(777)
Ending balance	$19,766	$19,602

End of period death benefit	$42,255	$42,374
Number of policies owned	51	51
Insurance companies used	7	7
Current and former directors and officers covered	28	28

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

NOTE 9 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the Company’s goodwill for the periods indicated are as follows:

	March 31,	December 31,
	2019	2018
Balance at beginning of period	$14,594	$10,365
Acquired goodwill	-	4,229
Impairment	-	-
Balance at end of period	$14,594	$14,594

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. As of March 31, 2019, the Company had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the Company exceeded its carrying value, including goodwill. The qualitative assessment indicated that is was more likely than not that its fair value exceeded its carrying value, resulting in no impairment.

Core Deposit Intangible

Changes in the Company’s core deposit intangible for the periods indicated were as follows:

	March 31,	December 31,
	2019	2018
Balance at beginning of period	$7,205	$4,772
Additions	-	3,604
Less amortization	(389)	(1,171)
Balance at end of period	$6,816	$7,205

Amortization expense in other noninterest expense on the consolidated statements of income totaled $389,000 and $1.2 million for the three months ended March 31, 2019 and year ended December 31, 2018, respectively.

Estimated annual amortization at March 31, 2019 is as follows:

Year ending December 31,
2019	$1,156
2020	1,395
2021	1,368
2022	1,368
2023	542
Thereafter	987
Total	$6,816

NOTE 10 – OTHER ASSETS

The Company’s other assets at the dates indicated consisted of the following:

	March 31,	December 31,
	2019	2018
Deferred tax assets, net	$5,655	$5,891
Accrued interest receivable	3,641	3,676
Investment in SBIC Fund	1,805	1,347
Prepaid assets	2,264	2,156
Servicing asset	673	814
Low income housing partnership, net	537	607
Investment in statutory trusts	395	395
Proceeds receivable on sale of premises	4,629	-
All other	630	2,495
Total	$20,229	$17,381

NOTE 11 – DEPOSITS

The Company’s deposits consisted of the following at the dates indicated:

	March 31,	December 31,
	2019	2018
Demand deposits	$416,804	$398,045
NOW accounts and savings	250,213	246,288
Money market	372,525	398,081
Time under $250,000	116,747	117,653
Time $250,000 and over	94,278	97,701
Total	$1,250,567	$1,257,768

NOTE 12 – BORROWINGS

The Company has an approved secured borrowing facility with the Federal Home Loan Bank of San Francisco (“FHLB”) for up to 25% of total assets for a term not to exceed five years under a blanket lien of certain types of loans. There were no outstanding borrowings under this facility at March 31, 2019 and December 31, 2018.

The Company has a Federal Funds line with five corresponding banks. Cumulative available commitments totaled $65.0 million at March 31, 2019. There were no amounts outstanding under these facilities at March 31, 2019 and December 31, 2018.

NOTE 13 – JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

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

The Company acquired the FULB Trust in the acquisition of First ULB Corp. (“FULB”). The FULB Trust was formed in Delaware with capital of $192,000 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by FULB. The FULB Trust issued 6,200 Floating Rate Capital Trust Pass-Through Securities (“FULB Trust Preferred Securities”), with a liquidation value of $1,000 per security, for gross proceeds of $6.2 million prior to the FULB acquisition and the liability was assumed during the acquisition. The entire proceeds of the issuance were invested by the FULB Trust in $6.4 million of Floating Rate Junior Subordinated Deferrable Interest Debentures issued by FULB, with identical maturities, repricing and payment terms as the FULB Trust Preferred Securities. The subordinated debentures have a variable interest rate based on the three months LIBOR plus 2.5%, with quarterly repricing. The debentures are redeemable by the Company subject to prior approval from the Federal Reserve, on any March 15, June 15, September 15, or December 15. The redemption price is par plus accrued and unpaid interest, except in the case of redemption under special event which is defined in the debenture. The FULB Trust Preferred Securities are subject to mandatory redemption to the extent of any early redemption of the subordinated debentures or upon its maturity on September 15, 2034.

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

NOTE 14 – OTHER LIABILITIES

The Company’s other liabilities at the dates indicated consisted of the following:

	March 31,	December 31,
	2019	2018
Accrued expenses	$3,747	$5,508
Deferred rents	-	528
CDARs deferred fees	456	494
Contingent liability	403	418
Accounts payable	811	811
Reserve for unfunded commitments	330	330
Accrued interest	254	217
Miscellaneous other liabilities	92	69
Total	$6,093	$8,375

NOTE 15 – EQUITY INCENTIVE PLANS

2017 Omnibus Equity Incentive Plan

The shareholders approved the Omnibus Equity Incentive Plan (“2017 Plan”) in November 2017. The 2017 Plan provides for the awarding by the Company’s Board of Directors of equity incentive awards to employees and non-employee directors. An equity incentive award may be an option, stock appreciation rights, restricted stock units, stock award, other stock-based award or performance award granted under the 2017 Plan. Factors considered by the Board in awarding equity incentives to officers and employees include the performance of the Company, the employee’s or officer’s job performance, the importance of his or her position, and his or her contribution to the organization’s goals for the award period. Generally, awards are restricted and have a vesting period of no longer than ten years. Subject to adjustment as provided in the 2017 Plan, the maximum number of shares of common stock that may be delivered pursuant to awards granted under the 2017 Plan is 450,000. The 2017 Plan provides for an annual restricted stock grant limits to officers, employees and directors. The annual stock grant limit per person for officers and employees is the lessor of 50,000 shares or a value of $2.0 million, and per person for directors the maximum is 25,000 shares. All unvested restricted shares outstanding vest in the event of a change in control of the Company. Awarded shares of restricted stock vest over (i) a one-year period following the date of grant, in the case of the non-employee directors, and (ii) a three-year or five-year period following the date of grant, with the initial vesting occurring on the one-year anniversary of the date of grant, in the case of the executive officers. As of March 31, 2019, a total of 144,169 equity incentive awards have been granted under the 2017 Plan, all which are awards of restricted stock.

2014 Omnibus Equity Incentive Plan

In 2014, the shareholders approved the Omnibus Equity Incentive Plan (the “2014 Plan”). A total of 148,962 equity incentive awards have been granted under the 2014 Plan. The awards are shares of restricted stock and have a vesting period of one to five years. No future equity awards will be made from the 2014 Plan.

The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date. For the three months ended March 31, 2019 and 2018, total compensation expense for these plans was $120,000 and $146,000, respectively.

As of March 31, 2019, there was $2.5 million of total unrecognized compensation cost related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately two years.

The following table provides the restricted stock grant activity for the periods indicated:

	Three months ended March 31, 2019		Year ended December 31, 2018
		Weighted-average		Weighted-average
		grant date		grant date
	Shares	fair value	Shares	fair value
Non-vested, beginning of period	131,000	$19.18	67,481	$13.51
Granted	22,289	22.38	93,380	21.58
Vested	(19,253)	19.51	(29,861)	13.88
Non-vested, end of period	134,036	$20.76	131,000	$19.18

NOTE 16 – EARNINGS PER SHARE CALCULATION

Earnings per common share (“EPS”) are computed based on the weighted average number of common shares outstanding during the period. Basic EPS excludes dilution and is computed by dividing net earnings available to common stockholders by the weighted average of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The number of potential common shares included in the quarterly diluted EPS is computed using the average market price during the three months included in the reporting period under the treasury stock method. The number of potential common shares included in year-to-date diluted EPS is a year-to-date weighted average of potential shares included in each quarterly diluted EPS computation. Dilutive income per share includes the effect of stock options and other potentially dilutive securities using the treasury stock method. Nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities and are included in the computation of earnings per share. All of the Company's nonvested restricted stock awards qualify as participating securities. There were no dilutive shares at March 31, 2019 or 2018.

Earnings per share have been computed as follows for the periods shown:

	March 31,	March 31,
	2019	2018
Net interest income	$14,865	$12,414
Net income	4,941	4,069

Basic earnings per share	$0.45	$0.54
Diluted earnings per share	$0.45	$0.54

NOTE 17 – FAIR VALUE MEASUREMENT

The following tables have information about the Company’s assets and liabilities measured at fair value and the fair value techniques used to determine such fair value. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2, and Level 3).

Level 1 - Inputs are unadjusted quoted prices in active markets (as defined) for identical assets or liabilities that the Company has the ability to access at the measurement date.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the lowest level of inputs that is significant to the measurement is used for to determine the hierarch for the entire asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with our quarterly valuation process. There were no transfers between levels during 2019 or 2018.

The following assets are measured at fair value on a recurring basis at the dates indicated:

March 31, 2019	Total	Level 1	Level 2	Level 3
U.S. Treasuries	$991	$991	$-	$-
U.S. Government Agencies	12,295	-	12,295	-
Municipal securities	19,377	-	19,377	-
Mortgage-backed securities	49,125	-	49,125	-
Collateralized mortgage obligations	4,548	-	4,548	-
SBA securities	3,936	-	3,936	-
Corporate bonds	7,027	-	7,027	-
Total assets measured at fair value	$97,299	$991	$96,308	$-

December 31, 2018	Total	Level 1	Level 2	Level 3
U.S. Treasuries	$985	$985	$-	$-
U.S. Government Agencies	13,765	-	13,765	-
Municipal securities	19,503	-	19,503	-
Mortgage-backed securities	49,602	-	49,602	-
Collateralized mortgage obligations	6,983	-	6,983	-
SBA securities	4,241	-	4,241	-
Corporate bonds	4,717	-	4,717	-
Total assets measured at fair value	$99,796	$985	$98,811	$-

The following assets are measured at fair value on a nonrecurring basis as of the dates indicated:

	Total	Level 1	Level 2	Level 3
March 31, 2019
Performing impaired loans	$766	$-	$-	$766
Nonperforming impaired loans	3,608	-	-	3,608
OREO	801	-	-	801
Total assets measured at fair value	$5,175	$-	$-	$5,175

	Total	Level 1	Level 2	Level 3
December 31, 2018
Performing impaired loans	$750	$-	$-	$750
Nonperforming impaired loans	3,128	-	-	3,128
OREO	801	-	-	801
Total assets measured at fair value	$4,679	$-	$-	$4,679

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

Interest bearing deposits in banks - Interest bearing deposits in banks are valued based on quoted interest rates for comparable instruments with similar remaining maturities.

Investment securities available-for-sale - The fair value of available of sale securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are estimated using quoted market prices for similar securities and indications of value provides by brokers.

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

Deposits - The fair value of noninterest bearing deposits, interest bearing transaction accounts and savings accounts is the amount payable on demand at the reporting date. The fair value of time deposits is estimated by discounting the future cash flows using current rates offered for deposits of similar remaining maturities.

Other borrowings - The fair value is estimated by discounting the future cash flows using current rates offered for similar borrowings. The discount rate is equal to the market rate of currently offered similar products. This is an adjustable rate borrowing and adjusts to market on a quarterly basis.

Junior Subordinated Deferrable Interest Debentures - The fair value of junior subordinated deferrable interest debentures is determined based on rates and/or discounted cash flow analysis using interest rates offered in inactive markets for instruments of a similar maturity and structure resulting in a Level 3 classification. The debenture are carried at the current carrying value, because the debentures regularly adjusted to market rates

Undisbursed loan commitments and standby letters of credit - The fair value of the off-balance sheet items is based on discounted cash flows of expected fundings.

Loans held for sale - Since the loans designated by the Company as available- for- sale are typically sold shortly after making the decision to sell them, realized gains and loses are usually recognized within the same period and fluctuations in fair value are thus not relevant for reporting purposes. If the available-for-sale loans stay on the Company’s books for an extended period of time, the fair value of those loans is determined using quoted secondary-market prices.

The carrying amounts and fair values of the Company's financial instruments at the dates indicated are presented below:

	Carrying	Fair	Fair value measurements
March 31, 2019	amount	value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$332,472	$332,472	$332,472	$-	$-
Interest bearing deposits in banks	3,481	3,481	3,481	-	-
Investment securities available-for-sale	97,299	97,299	991	96,308	-
Loans, net	959,561	958,609	-	-	958,609
Loans held for sale	4,208	4,208	-	4,208	-
Other equity securities	9,262	9,262	9,262	-	-
Accrued interest receivable	3,641	3,641	-	3,641	-

Financial liabilities:
Deposits	1,250,567	1,250,932	-	1,250,932	-
Subordinated debentures	8,181	8,129	-	-	8,129
Accrued interest payable	236	236	-	236	-

Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	92,395	92,065	-	-	92,065

	Carrying	Fair	Fair value measurements
December 31, 2018	amount	value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$323,581	$323,581	$323,581	$-	$-
Interest bearing deposits in banks	3,980	3,980	3,980	-	-
Investment securities available-for-sale	99,796	99,796	985	98,811	-
Loans, net	970,189	967,882	-	-	967,882
Loans held for sale	855	855	-	855	-
Other equity securities	9,243	9,243	9,243	-	-
Accrued interest receivable	3,676	3,676	-	3,676	-

Financial liabilities:
Deposits	1,257,768	1,259,045	-	1,259,045	-
Subordinated debentures	8,161	6,824	-	-	6,824
Accrued interest payable	198	198	-	198	-

Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	101,076	100,746	-	-	100,746

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Lending and Letter of Credit Commitments

In the normal course of business, the Company enters into various commitments to extend credit which are not reflected in the financial statements. These commitments consist of the undisbursed balance on personal, commercial lines, including commercial real estate secured lines of credit, and of undisbursed funds on construction and development loans. At March 31, 2019 and December 31, 2018, undisbursed commitments totaled $90.5 million and $99.2 million, respectively. In addition, at March 31, 2019 and December 31, 2018, the Company has issued standby letter of credit commitments, primarily issued for the third party performance obligations of clients totaling $1.9 million and $1.8 million, respectively. There were no outstanding balances at March 31, 2019 and December 31, 2018.

Commitments generally have fixed expiration dates or other termination clauses. The actual liquidity needs or the credit risk that the Company will experience will be lower than the contractual amount of commitments to extend credit because a significant portion of these commitments are expected to expire without being drawn upon. The commitments are generally variable rate and include unfunded home equity lines of credit, commercial real estate construction where disbursement is made over the course of construction, commercial revolving lines of credit, and unsecured personal lines of credit. The Company’s outstanding loan commitments are made using the same underwriting standards as comparable outstanding loans. As of March 31, 2019 and December 31, 2018, the reserve associated with these commitments included in interest payable and other liabilities on the consolidated balance sheets was $330,000.

Commercial Real Estate Concentrations

At March 31, 2019 and December 31, 2018, in management’s judgment, a concentration of loans existed in commercial real estate related loans. The Company’s commercial real estate loans are secured by owner-occupied and non-owner occupied commercial real estate and multi-family properties. Although management believes that loans within these concentrations have no more than the normal risk of collectability, a decline in the performance of the economy in general or a decline in real estate value in the Company’s primary market areas in particular, could have an adverse impact on collectability.

Other Assets

The Company has commitments to fund Low Income Housing Tax Credit Partnerships (“LIHTC”) and a Small Business Investment Company (“SBIC”). At both March 31, 2019 and December 31, 2018, the remaining commitments to the LIHTC and SBIC were approximately $3.8 million and $976,000, respectively.

Deposits

At March 31, 2019, approximately $148.8 million, or 11.9%, of the Company's deposits are derived from the top ten depositors. At December 31, 2018, approximately $148.6 million, or 11.5%, of the Company's deposits are derived from the top ten depositors.

Local Agency Deposits

In the normal course of business, the Company accepts deposits from local agencies. The Company is required to provide collateral for certain local agency deposits in the states of California, New Mexico and Washington. As of March 31, 2019 and December 31, 2018, the FHLB issued letters of credit on behalf of the Company totaling $11.5 million, as collateral for local agency deposits.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to:

•	expected revenues, cost savings, synergies and other benefits from our recent merger with Bethlehem Financial Corporation (“BFC”) or our pending merger with Uniti Financial Corporation (the “Uniti Merger”) might not be realized within the expected time frames or at all and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected;
•	the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses;
•	changes in economic conditions in general and in California, Washington, and New Mexico;
•	changes in the levels of general interest rates and the relative differences between short and long-term interest rates, loan and deposit interest rates;
•	our net interest margin and funding sources;
•	fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas;
•	secondary market conditions for loans and our ability to originate loans held for sale and to sell loans in the secondary market;
•	results of examinations of us by regulatory authorities and the possibility that any such regulatory authority may, among other things, limit our business activities, require us to change our business mix, increase our allowance for loan and lease losses, write-down asset values or increase our capital levels, affect our ability to borrow funds or maintain or increase deposits;
•	risks related to our acquisition strategy, including our ability to identify future suitable acquisition candidates, exposure to potential asset and credit quality risks and unknown or contingent liabilities, the need for capital to finance such transactions, our ability to obtain required regulatory approvals and possible failures in realizing the anticipated benefits from acquisitions;
•	challenges arising from attempts to expand into new geographic markets, products, or services;
•	future goodwill impairment due to changes in our business, market conditions, or other factors;
•	legislative or regulatory changes that adversely affect our business including changes in banking, securities and tax law, and regulatory policies and principles, or the interpretation of regulatory capital or other rules, including changes related to Basel III;
•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the implementing regulations;
•	our ability to attract and retain deposits;
•	our ability to control operating costs and expenses;
•	the use of estimates in determining fair value of certain of our assets and liabilities, which estimates may prove to be incorrect and result in significant changes in valuation;
•	difficulties in reducing risk associated with the loans and securities on our balance sheet;
•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges;
•	the effectiveness of our risk management framework;
•	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions, which could expose us to litigation or reputational harm;

•	an inability to keep pace with the rate of technological advances;
•	our ability to retain key members of our senior management team and our ability to attract, motivate and retain qualified personnel;
•	costs and effects of litigation, including settlements and judgments;
•	our ability to implement our business strategies and manage our growth;
•	liquidity issues, including our ability to borrow funds or raise additional capital, if necessary;
•	the loss of our large loan and deposit relationships;
•	increased competitive pressures among financial services companies;
•	changes in consumer spending, borrowing and savings habits;
•	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;
•	adverse changes in the securities markets;
•	inability of key third-party providers to perform their obligations to us;
•	statements with respect to our intentions regarding disclosure and other changes resulting from the Jumpstart Our Business Startups Act of 2012 ("JOBS Act");
•	changes in accounting principles, policies or guidelines and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board;
•	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and
•	the other risks detailed in this report and from time to time in our other filings with the Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Annual Report”).

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

Executive Overview

General. BayCom is a bank holding company headquartered in Walnut Creek, California. BayCom’s wholly owned banking subsidiary, United Business Bank, provides a broad range of financial services to businesses and business owners as well as individuals through its network of 22 full service branches and one loan production office located in California, with a majority of our branches located in the San Francisco Bay Area, Seattle, Washington and Central New Mexico. At March 31, 2019, the Company had approximately $1.5 billion in total assets, $965.0 million in total loans, $1.3 billion in total deposits and $206.4 million in shareholders’ equity. The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relate primarily to the Bank.

Our principal objective is to continue to increase shareholder value and generate consistent earnings growth by expanding our commercial banking franchise through both strategic acquisitions and organic growth. In recent years we have expanded our geographic footprint through six strategic acquisitions. We believe our strategy of selectively acquiring and integrating community banks has provided us with economies of scale and improved our overall franchise efficiency. Looking forward, we expect to continue to pursue strategic acquisitions and believe our targeted market areas present us with many and varied acquisition opportunities. We are also focused on continuing to grow organically and believe the markets in which we operate currently provide meaningful opportunities to expand our commercial client base and increase our current market share. We believe our geographic footprint, which includes the San Francisco Bay area and the metropolitan markets of Los Angeles and Seattle and other community markets including Albuquerque, New Mexico, provides us with access to low cost, stable core deposits in community markets that we can use to fund commercial loan growth. We strive to provide an enhanced banking experience for our clients by providing them with a comprehensive suite of sophisticated banking products and services tailored to meet their needs, while delivering the high-quality, relationship-based client service of a community bank.

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

Provision for loan losses. We established an allowance for loan losses by charging amounts to loan provision at a level required to reflect estimated credit losses in the loan portfolio. Management considers many factors including historical experience, types and amounts of the portfolio and adverse situations that may affect borrowers’ ability to repay, among other factors. See “Critical Accounting Policies and Estimates - Allowance for loan loss” for a description of the manner in which the provision for loan losses is established.

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

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession to the borrower that we would not otherwise consider, the related loan is classified as a troubled debt restructuring, or TDR. We measure any loss on the TDR in accordance with the guidance concerning impaired loans set forth above. Additionally, TDRs are generally placed on nonaccrual status at the time of restructuring and included in impaired loans. These loans are returned to accrual status after the borrower demonstrates performance with the modified terms for a sustained period of time (generally six months) and has the capacity to continue to perform in accordance with the modified terms of the restructured debt.

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

Goodwill. Our goodwill resulted from our acquisitions of FULB, Plaza Bank and BFC. Goodwill is reviewed for impairment annually and more often if an event occurs or circumstances change that might indicate the recorded value of the goodwill is more than its implied value. Such indicators may include, among others: a significant adverse change in legal factors or in the general business climate; significant decline in the Company’s stock price and market capitalization; unanticipated competition; and an adverse action or assessment by a regulator. Any adverse changes in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our financial condition and results of operations.

The testing for impairment may begin with an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that the fair value of goodwill is less than carrying value. The qualitative assessment includes adverse events or circumstances identified that could negatively affect the reporting unit’s fair value as well as positive and mitigating events. When required, the goodwill impairment test involves a two-step process. The first test for goodwill impairment is done by comparing the reporting unit’s aggregate fair value to its carrying value. The Company’s goodwill is assigned to the Bank and is evaluated for impairment at the Bank level (reporting unit). Absent other indicators of impairment, if the aggregate fair value exceeds the carrying value, goodwill is not considered impaired and no additional analysis is necessary. If the carrying value of the reporting unit were to exceed the aggregate fair value, a second test would be performed to measure the amount of impairment loss, if any. To measure any impairment loss the implied fair value would be determined in the same manner as if the reporting unit were being acquired in a business combination. If the implied fair value of goodwill is less than the recorded goodwill an impairment charge would be recorded for the difference. As of March 31, 2019, the Company completed its qualitative assessment of goodwill and concluded that it is more likely than not that the fair value of the Bank, the reporting unit, exceeds the carrying value. Changes in the economic environment, operations of the reporting unit or other adverse events could result in future impairment charges which could have a material impact on the Company’s operating results.

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

Comparison of Financial Condition at March 31, 2019 and December 31, 2018

Total assets. Total assets remained relatively unchanged at $1.5 billion at both March 31, 2019 and December 31, 2018. The $4.1 million increase was primarily due to the recording of a $7.5 million right-of-use asset and increases in loans held for sale of $3.4 million and in interest receivable and other assets of $2.9 million partially offset by a decline in net loans receivable of $10.6 million during the first quarter of 2019.

Cash and cash equivalents. Cash and cash equivalents increased $8.9 million, or 2.7%, to $332.5 million, at March 31, 2019, from $323.6 million at December 31, 2018. These funds fluctuate based on our funding needs. The increase was primarily due to the decline in net loans receivable as loan repayments exceeded loan originations. We intend to invest our excess cash in loans and marketable securities until such funds are needed to support acquisitions or other growth oriented operating or strategic initiatives.

Investment securities available-for-sale. Investment securities available-for-sale decreased $2.5 million, or 2.5%, to $97.3 million at March 31, 2019 from $99.8 million at December 31, 2018. The decrease was primarily due to $2.0 million of maturities and repayment of investment securities, in addition to routine amortization of investment premiums and discounts. At March 31, 2019 and December 31, 2018, all of our investment securities were classified as available-for-sale.

Loans receivable, net. We originate a wide variety of loans with a focus on commercial real estate (“CRE”) loans and commercial and industrial loans. Loans receivable, net of allowance for loan losses, decreased $10.6 million, or 1.1%, to $959.6 million at March 31, 2019 from $970.2 million at December 31, 2018. The decrease was primarily due to repayments on loans in excess of loan originations. Loan originations for quarter ended March 31, 2019 totaled $20.7 million compared to $29.2 million during the first quarter 2018. Loan originations in the first quarter of 2019 were spread throughout our markets with the majority focused in San Mateo, Alameda Counties in California and Bernalillo County in New Mexico, with commercial and residential real estate secured loans accounting for the majority of the originations during the quarter.

The following table provides information about our loan portfolio by type of loan at the dates indicated:

	March 31,	December 31,
	2019	2018	% Change
	(Dollars in thousands)
Commercial and industrial	$126,575	$121,853	3.9%
Real estate:
Residential	98,696	$100,915	-2.2%
Multifamily residential	110,789	112,958	-1.9%
Owner occupied CRE	263,165	270,204	-2.6%
Non-owner occupied CRE	307,361	308,045	-0.2%
Construction and land	45,446	47,069	-3.4%
Total real estate	825,457	839,191	-1.6%
Consumer	1,553	1,847	-15.9%
PCI loans	11,739	12,804	-8.3%
Total Loans	965,324	975,695	-1.1%
Deferred loan fees and costs, net	(358)	(366)	-2.2%
Allowance for loan losses	(5,405)	(5,140)	5.2%
Loans, net	$959,561	$970,189	-1.1%

The following table shows at March 31, 2019, the geographic distribution of our loan portfolio in dollar amounts and percentages:

	San Francisco Bay				Total in State of
	Area (1)		Other California		California		All Other States (2)		Total
	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category
	(Dollars in thousands)
Commercial and industrial	$63,654	12.1%	$16,616	8.5%	$80,270	11.1%	$46,310	19.1%	$126,580	13.1%
Real estate:
Residential	56,682	10.7%	11,558	5.9%	68,240	9.4%	32,227	13.3%	100,467	10.4%
Multifamily residential	72,135	13.7%	19,302	9.9%	91,437	12.6%	23,531	9.7%	114,968	11.9%
Owner occupied CRE	148,610	28.2%	63,720	32.6%	212,330	29.4%	53,178	22.0%	265,508	27.5%
Nonowner occupied	163,960	31.1%	74,713	38.2%	238,673	33.0%	71,906	29.7%	310,579	32.2%
Construction and land	22,030	4.2%	9,776	5.0%	31,806	4.4%	13,863	5.7%	45,669	4.7%
Total real estate	463,417		179,069		642,486		194,705		837,191
Consumer	405	0.1%	4	0.0%	409	0.1%	1,144	0.5%	1,553	0.2%
Total loans	$527,476		$195,689		$723,165		$242,159		$965,324

(1)	Includes Alameda, Contra Costa, Solano, Napa, Sonoma, Marin, San Francisco, San Joaquin, San Mateo and Santa Clara counties.
(2)	Includes loans located primarily in the states of New Mexico and Washington. At March 31, 2019, loans in New Mexico and Washington totaled $101.4 million and $60.1 million, respectively.

Nonperforming assets and nonaccrual loans. Nonperforming assets consists of nonaccrual loans and other real estate owned. Nonperforming assets increased $481,000, or 12.2%, to $4.4 million at March 31, 2019 from $3.9 million at December 31, 2018. The Company had nonaccrual loans totaling $3.6 million, or 0.37% of total loans, of which $2.3 million are guaranteed by governmental agencies at March 31, 2019 as compared to $3.1 million or 0.32% of total loans at December 31, 2018. This increase in nonaccrual loans during the first quarter of 2019 was related to the addition of one owner-occupied commercial real estate loan. At March 31, 2019, accruing loans past due 30 to 89 days totaled $8.7 million, compared to $3.4 million at December 31, 2018. This increase was primarily due to increases in nonowner-occupied commercial real estate loans of $3.2 million and in owner-occupied commercial real estate loans of $1.8 million. OREO totaled $801,000 at both March 31, 2019 and December 31, 2018.

In general, loans are placed on nonaccrual status after being contractually delinquent for more than 90 days, or earlier if management believes full collection of future principal and interest on a timely basis is unlikely. When a loan is placed on nonaccrual status, all interest accrued but not received is charged against interest income. When the ability to fully collect nonaccrual loan principal is in doubt, cash payments received are applied against the principal balance of the loan until such time as full collection of the remaining recorded balance is expected. Generally, loans with temporarily impaired values and loans to borrowers experiencing financial difficulties are placed on nonaccrual status even though the borrowers continue to repay the loans as scheduled. Such loans are categorized as performing nonaccrual loans and are reflected in nonperforming assets. Interest received on such loans is recognized as interest income when received. A nonaccrual loan is restored to an accrual basis when principal and interest payments are paid current and full payment of principal and interest is probable. Loans that are well secured and in the process of collection remain on accrual status.

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

•	Pass rated loans (typically performing loans) are accounted for in accordance with ASC Topic 310-20 “Nonrefundable Fees and Other Costs” as these loans do not have evidence of credit deterioration since origination.

•	Non-impaired loans (typically performing substandard loans) are accounted for in accordance with ASC Topic 310-30 if they display at least some level of credit deterioration since origination.

•	Impaired loans (typically substandard loans on nonaccrual status) are accounted for in accordance with ASC Topic 310-30 as they display significant credit deterioration since origination.

For pass rated loans (non-purchased credit-impaired loans), the difference between the estimated fair value of the loans and the principal outstanding is accreted over the remaining life of the loans.

In accordance with ASC Topic 310-30, for both purchased non-impaired loans (performing substandard loans) and purchased credit-impaired loans, the loans are pooled by loan type and the difference between contractually required payments at acquisition and the cash flows expected to be collected is referred to as the nonaccretable difference. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan pools when there is a reasonable expectation about the amount and timing of such cash flows.

Troubled debt restructured loans. Troubled debt restructurings, also referred to as “TDRs” herein, which are accounted for under ASC Topic 310-40, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a below market interest rate, a reduction in principal, or a longer term to maturity. During the first quarter of 2019, there were two loans modified as a TDR totaling $497,000. At March 31, 2019 and December 31, 2018, the Company had TDRs that were performing in accordance with their modified terms of $767,000 and $750,000, respectively. The performing TDR loans are not considered nonperforming assets as they continue to accrue interest despite being considered impaired due to the restructured status.

The following table sets forth the nonperforming loans, nonperforming assets and troubled debt restructured loans as of the dates indicated:

	March 31,	December 31,
	2019	2018
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Commercial and industrial	$2,388	$1,878
Real estate:
Residential	645	654
Multifamily residential	-	-
Owner occupied CRE	-	-
Nonowner occupied CRE	576	596
Construction and land	-	-
Total real estate	1,221	1,249
Consumer	-	-
Total nonaccrual loans	3,609	3,128
More than 90 days past due and still accruing	-	-
Total of nonaccrual and 90 days past due loans	3,609	3,128
Real estate owned	801	801
Total nonperforming assets(1)	$4,410	$3,929
Troubled debt restructurings – performing	$766	$750
PCI loans	$11,740	$12,804
Nonperforming assets to total assets (1)	0.30%	0.27%
Nonperforming loans to total loans (1)	0.37%	0.32%

Total Assets:	1,482,470	1,479,317
Total Loans	965,324	975,695

(1)	Performing TDRs are not included in nonperforming loans above, nor are they included in the numerators used to calculate this ratio.

Loans under ASC Topic 310-30 are considered performing and are not included in nonperforming assets in the table above. At March 31, 2019 and 2018, and December 31, 2018, we had no credit impaired loans under ASC Topic 310-30 that were 90 days past due and still accruing.

For the three months ended March 31, 2019, gross interest income which would have been recorded had the nonaccruing loans been current in accordance with their original terms amounted to approximately $42,000.

Potential problem loans. Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which we are monitoring because the financial information of the borrower causes us concerns as to their ability to comply with their loan repayment terms. Potential problem loans, not included in our nonperforming loans, totaled $6.3 million at March 31, 2019.

Allowance for loan losses. We establish an allowance for loan losses by charging amounts to the loan provision at a level required to reflect estimated credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers, among other factors, historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral, prevailing economic conditions and current risk factors specifically related to each loan type. See “Critical Accounting Policies and Estimates - Allowance for loan loss” for a description of the manner in which the provision for loan losses is established.

In accordance with acquisition accounting, loans acquired from the FULB and Plaza Bank mergers were recorded at their estimated fair value, which resulted in a net discount to the loans contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value and as a result no allowance for loan losses is recorded for acquired loans at the acquisition date. Although the discount recorded on the acquired loans is not reflected in the allowance for loan losses, or related allowance coverage ratios, we believe it should be considered when comparing the current ratios to similar ratios in periods prior to the acquisitions of FULB and Plaza Bank. As of March 31, 2019, acquired loans, net of their discounts, totaled $379.6 million compared to $392.8 million at December 31, 2018. The remaining net discount on these acquired loans was $7.0 million and $7.5 million at March 31, 2019 and December 31, 2018, respectively.

Based on the Company’s established comprehensive methodology discussed above, the allowance for loan losses was $5.4 million at March 31, 2019 or 0.55% of total loans and 149.81% of nonperforming loans. This compares to an allowance for loan losses at December 31, 2018 of $5.1 million 0.53% of total loans and 164.32% of nonperforming loans.

The following table presents an analysis of changes in the allowance for loan losses for the periods indicated:

	March 31,	December 31,
	2019	2018
	(Dollars in thousands)
Allowance, beginning of period	$5,140	$4,215
Provisions for loan losses	277	1,842
Recoveries:
Commercial and industrial	9	189
Residential	-	-
Owner occupied CRE	-	-
Nonowner occupied CRE	-	-
Consumer	-	-
Total recoveries	9	189
Charge-offs:
Commercial and industrial	-	(1,106)
Residential	-	-
Owner occupied CRE	-	-
Nonowner occupied CRE	(17)	-
Consumer	(4)	-
Total charge-offs	(21)	(1,106)
Net charge-offs	(12)	(917)
Balance at end of period	$5,405	$5,140

Ratios:
Allowance for loan losses as a percentage of total loans	0.56%	0.53%
Allowance for loan losses to total loans excluding PCI loans	0.56%	0.53%
Allowance for loan losses excluding acquired loans (loans not covered by the allowance)	0.58%	0.88%
Allowance for loan losses as a percentage of total nonperforming loans	149.81%	164.32%
Net charge-offs as a percentage of average loans outstanding for the period	0.00%	0.09%

As of March 31, 2019, the Company had $4.4 million in impaired loans, inclusive of $3.6 million of nonperforming loans and $766,000 of performing TDR loans. These impaired loans had a specific allowance for loan losses totaling $10,000 based on their estimated collateral value or discounted expected cash flows. As of December 31, 2018, the Company had $3.9 million in impaired loans, inclusive of $3.1 million of nonperforming loans and $750,000 of performing TDR loans. These impaired loans had a specific allowance for loan losses totaling $10,000 based on their estimated collateral value or discounted expected cash flows.

Management considers the allowance for loan losses at March 31, 2019 to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Right-of-use assets and lease liabilities. On January 1, 2019, the Company adopted the new accounting standards that require lessees to recognize operating leases on the Consolidated Balance Sheet as right-of-use assets and lease liabilities based on the value of the discounted future lease payments. Lessor accounting is largely unchanged. Expanded disclosures about the nature and terms of lease agreements are required prospectively and are included in Note 7 – Premises and Equipment in the Notes to the Condensed Consolidated Financial Statements included in “Item 1 - Financial Statements” within this report. The Company elected to retain prior determinations of whether an existing contract contains a lease and how the lease should be classified. The recognition of leases existing on January 1, 2019 did not require an adjustment to beginning retained earnings. Upon adoption of the accounting standards, the Company recognized right-of-use assets and lease liabilities of $7.8 million and $8.2 million respectively. Adoption of these accounting standards did not have a significant effect on the Company’s regulatory capital measures.

Premises and Equipment. Premises and equipment decreased $4.7 million, or 42.0%, to $6.5 million at March 31, 2019 from $11.2 million at December 31, 2018. The decrease in premises and equipment was primarily due to the sale of the Oakland, California building with a carrying value of $4.6 million. The Bank leased back 4,021 square feet representing 11.1% of the building’s total square footage for its Oakland branch. In the first quarter 2019, the Bank recorded a $78,000 recovery on the write-down of $600,000 expensed in the second quarter of 2018.

Deposits. Deposits are our primary source of funding and consist of core deposits from the communities served by our branch and office locations. We offer a variety of deposit accounts with a competitive range of interest rates and terms to both consumers and businesses. Deposits include interest-bearing and noninterest bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts. These accounts earn interest at rates established by management based on competitive market factors, management’s desire to increase certain product types or maturities, and in keeping with our asset/liability, liquidity and profitability objectives. Competitive products, competitive pricing and high touch client service are important to attracting and retaining these deposits. Total deposits remained relatively unchanged at $1.3 billion at both March 31, 2019 and December 31, 2018. The $7.2 million decrease was primarily due to normal fluctuations within our deposit portfolio. Noninterest bearing demand deposits as a percentage of total deposits increased to 33.3% at March 31, 2019 from 31.6% at December 31, 2018.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offer at the dates indicated.

	March 31,	December 31,
	2019	2018	% Change
	(Dollars in thousands)
Noninterest bearing demand	$416,804	$398,045	4.7%
NOW accounts and savings	250,213	246,288	1.6%
Money market	372,525	398,081	-6.4%
Time deposits - $250,000 or less	116,747	117,653	-0.8%
Time deposits - more than $250,000	94,278	97,701	-3.5%
Total deposits	$1,250,567	$1,257,768	-0.6%

Borrowings. Although deposits are our primary source of funds, we may from time to time utilize borrowings as a cost effective source of funds when they can be invested at a positive interest rate spread, for additional capacity to fund loan demand, or to meet our asset/liability management goals. We are a member of and may obtain advances from the FHLB of San Francisco, which is part of the Federal Home Loan Bank System. The eleven regional Federal Home Loan Banks provide a central credit facility for their member institutions. These advances are provided upon the security of certain of our mortgage loans and mortgage-backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At March 31, 2019 and December 31, 2018, we had no FHLB advances outstanding and the ability to borrow up to $371.6 million and $369.6 million, respectively.

In addition to FHLB advances, we may also utilize Fed Funds purchased from correspondent banks as a source of short-term funding. At March 31, 2019 and December 31, 2018, we had a total of $65.0 and $55.0 million, respectively, in federal funds lines available from third-party financial institutions and no balances outstanding at March 31, 2019 and December 31, 2018.

We are required to provide collateral for certain local agency deposits. As of March 31, 2019 and December 31, 2018, the FHLB had issued a letter of credit on behalf of the Bank totaling $11.5 million as collateral for local agency deposits.

Shareholders’ equity. Shareholders’ equity increased $5.7 million, or 2.8%, to $206.4 million at March 31, 2019 from $200.7 million at December 31, 2018. This increase was primarily due to net income of $4.9 million for the three months ended March 31, 2019. In addition, other comprehensive income increased by $597,000, primarily due to improvements in the fair market value of our available-for-sale investments. The Company does not pay a regular cash dividend.

Comparison of Results of Operations for the Three Months Ended March 31, 2019 and 2018

Earnings summary. We reported net income of $4.9 million for the three months ended March 31, 2019, compared to $4.1 million for the three months ended March 31, 2018, an increase of $872,000, or 21.4%. The increase in net income primarily was the result of increases in net interest income before provision for loan losses and noninterest income partially offset by an increase in noninterest expense reflecting both the BFC acquisition and organic growth.

Diluted earnings per share were $0.45 for the three months ended March 31, 2019, a decrease of $0.09 from diluted earnings per share of $0.54 for the three months ended March 31, 2018.

The Company’s efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income before provision for loan losses plus noninterest income, improved slightly to 57.39% for the three months ended March 31, 2019, compared to 57.45% for the three months ended March 31, 2018. The change in the efficiency ratio for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 is attributable primarily to the increase in net interest income and noninterest income, partially offset by an increase in noninterest expense.

Interest income. Interest income for the three months ended March 31, 2019 was $16.4 million, compared to $13.6 million for the three months ended March 31, 2018, an increase of $2.8 million, or 20.7%. The increase in interest income primarily was due to an increase in average interest earning assets, principally loans, which was driven primarily by the BFC acquisition and organic growth. To a lesser extent, the increase was also due to the reinvestment of the net proceeds received from our initial public offering in 2018, as well as a higher yield on interest earning deposits primarily due to increases in market interest rates during the year. Interest, including fees, on loans increased $1.3 million as a result of a $74.0 million increase in the average loan balance, partially offset by a 10 basis point decrease in the average loan yield. The average yield on loans for the first quarter of 2019 was 5.67% compared to 5.57% for the same quarter last year. The accretion of the net discount on acquired loans increased the yield on loans by 33 basis points and 56 basis points during the first quarter of 2019 and 2018, respectively. Interest income on loans for the three months ended March 31, 2019 included $577,000 in accretion of purchase accounting fair value adjustments on acquired loans, compared to $1.2 million for the three months ended March 31, 2018. The incremental accretion and the impact on loan yield will change during any period based upon the volume of prepayments, but it is expected to decrease over time as the balance of the net discount declines. The remaining net discount on these purchased loans was $7.0 million and $7.7 million at March 31, 2019 and 2018, respectively.

Interest income on interest-bearing deposits increased $1.1 million as a result of a $87.6 million increase in the average balance of interest-bearing deposits and a 92 basis point increase in the average yield on interest-bearing deposits to 2.50% for the three months ended March 31, 2019 from 1.58% for the three months ended March 31, 2018.

Interest income on investment securities available-for-sale increased $471,000 as a result of a $60.3 million increase in the average balance of investment securities available-for-sale and a 71 basis point increase in the average yield on investment securities to 2.70% for the three months ended March 31, 2019 from 1.99% for the three months ended March 31, 2018.

Interest expense. Interest expense increased by $354,000, or 31.1%, to $1.5 million for the three months ended March 31, 2019 from $1.1 million for the three months ended March 31, 2018. The average cost of interest bearing liabilities increased 11 basis points to 0.70% for the three months ended March 31, 2019 from 0.59% for the three months ended March 31, 2018. Total average interest-bearing liabilities increased by $78.2 million, or 9.9%, to $865.5 million for the three months ended March 31, 2019 from $787.3 million for the three months ended March 31, 2018.

Interest expense on deposits increased $367,000, or 37.5%, to $1.35 million during the three months ended March 31, 2019 from $979,000 during this same period in 2018, primarily due to the deposits acquired in the BFC acquisition and increases in prevailing market interest rates year over year. The average rate paid on interest bearing deposits increased to 0.64% for the three months ended March 31, 2019 from 0.51% for the three months ended March 31, 2018. Increases in the cost of interest bearing deposits were partially offset by the increase in the average balance of noninterest bearing deposits. Interest expense on borrowings was $146,000 for the three months ended March 31, 2019 compared to $159,000 for the same period in 2018, as a result of a $3.1 million reduction in the average balance of borrowings outstanding quarter over quarter. The Company replaced a term loan of United Business Bank, FSB, the wholly-owned bank subsidiary of FULB, that matured upon its acquisition with a similar $6.0 million term loan which was repaid subsequent to March 31, 2018.

Net interest income. Net interest income increased $2.5 million, or 19.7%, to $14.9 million for the three months ended March 31, 2019 compared to $12.4 million for the three months ended March 31, 2018. Net interest margin for the three months ended March 31, 2019 increased two basis points to 4.30% from 4.28% for the same period in 2018. Net interest margin is enhanced by the amortization of acquisition accounting discounts on loans acquired in acquisitions. Accretion of acquisition accounting discounts on loans and the recognition of revenue from acquired loans in excess of discounts increased our net interest margin by 33 and 56 basis points during the three months ended March 31, 2019 and 2018, respectively. The average yield on interest-earning assets for the three months ended March 31, 2019 was 4.74%, a seven basis point increase compared to the three months ended March 31, 2018, while the average cost of interest-bearing liabilities for the three months ended March 31, 2019 was 0.70%, an increase of 11 basis points from 0.59% during the three months ended March 31, 2018.

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

	Three months ended March 31,
	2019			2018
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield	Balance (1)	Interest	Yield
	(Dollars in thousands)
Interest earning assets:
Interest earning deposits	$323,284	$1,989	2.50%	$235,718	$916	1.58%
Investments available-for-sale	99,803	665	2.70%	39,481	194	1.99%
FHLB Stock	5,159	92	7.23%	4,772	93	7.90%
FRB Stock	4,097	61	6.04%	3,007	69	9.31%
Total loans (1)	968,558	13,550	5.67%	894,591	12,280	5.57%
Total interest earning assets	1,400,901	16,357	4.74%	1,177,569	13,552	4.67%
Noninterest earning assets	83,479			65,441
Total average assets	$1,484,380			$1,243,010

Interest bearing liabilities:
Savings	$52,348	$10	0.08%	$37,620	$8	0.09%
Interest bearing checking	197,725	34	0.07%	160,572	33	0.08%
Money market	395,786	557	0.57%	353,902	413	0.47%
Certificates of deposit	211,484	745	1.43%	223,829	525	0.95%
Total deposit accounts	857,343	1,346	0.64%	775,923	979	0.51%
Other Borrowings	8,173	146	7.24%	11,394	159	5.66%
Total interest bearing liabilities	865,516	1,492	0.70%	787,317	1,138	0.59%
Noninterest bearing liabilties	414,919			333,051
Total average liabilities	1,280,435			1,120,368
Average equity	203,945			122,642
Total average liabilities and equity	$1,484,380			$1,243,010
Net interest income		$14,865			$12,414
Interest rate spread (2)			4.04%			4.08%
Net interest margin (3)			4.30%			4.28%
Ratio of average interest earning assets to average interest bearing liabilities			161.86%			149.57%

(1)	Average balances are average daily balances
(2)	Interest rate spread is calculated as the average rate earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(3)	Net interest margin is calculated as net interest income divided by total average earning assets.

Rate/Volume Analysis. Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in weighted average interest rates. The following table sets forth the effects of changing rates and volumes on our net interest income during the periods shown. Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). Changes applicable to both volume and rate have been allocated to volume. Yields have been calculated on a pre-tax basis. The following table compares the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019 compared to 2018
	Increase/(Decrease)
	Attributable to
	Rate	Volume	Total
	(Dollars in thousands)
Interest earning assets:
Interest bearing deposits	$534	$539	$1,073
Investments available for sale	69	402	471
Other equity securities	69	(78)	(9)
Total loans	223	1,047	1,270
Total interest income	896	1,909	2,805

Interest bearing liabilities:
Savings accounts	$1	$1	2
Interest bearing checking	1	(0)	1
Money market accounts	128	16	144
Certificates of deposit	223	(3)	220
Total deposits	354	13	367
Other Borrowings	32	(45)	(13)
Total interest expense	385	(31)	354
Net interest income	$510	$1,941	$2,451

Provision for loan losses. We recorded a provision for loan losses of $277,000 for the three months ended March 31, 2019, compared to a provision for loan losses of $254,000 for the three months ended March 31, 2018. We recorded no provision for loan losses for acquired loans related to the acquired non-purchased credit-impaired loans as accounted for in accordance with ASC Topic 310-20 for both the three months ended March 31, 2019 and 2018. In addition, no additional provisions were recorded on the purchase credit-impaired loans accounted for in accordance with ASC Topic 310-30 during the three months ended March 31, 2019 and 2018. The provision for loan losses increased primarily as a result of an increase in specific reserves related to the migration of certain loans to nonaccrual status. We had net charge-offs on loans of $12,000 for the three months ended March 31, 2019 compared to net recoveries of $131,000 during the three months ended March 31, 2018. The ratio of net charge-offs to average total loans outstanding was 0% for the three months ended March 31, 2019 and the ratio of net recoveries to average total loans outstanding was 0.02% for the three months ended March 31, 2018. The allowance for loan losses to total loans was 0.56% at March 31, 2019 compared to 0.52% at March 31, 2018. See Comparison of Financial Condition - Allowance for loan losses for additional details.

Noninterest income. Noninterest income increased $394,000, or 22.8%, to $2.1 million for the three months ended March 31, 2019 compared to $1.7 million for the three months ended March 31, 2018. The increase primarily relates to higher service charges and other loan fee income as well as an increase in other noninterest income resulting from our investment in a SBIC fund partially offset by a decline in the gain on sale of loans. During the three months ended March 31, 2019, the Company sold $2.8 million of SBA loans, which generated a net pretax gain on sale of $268,000 compared to a gain of $651,000 during the three months ended March 31, 2018. Additionally, our BFC acquisition and organic deposit growth increased our service charges and other fees by $287,000, or 64.3%, due to an increase in the number of deposit accounts. Loan servicing fees and other income increased $165,000, or 67.3%, to $410,000 for the three months ended March 31, 2019, compared to $245,000 for the three months ended March 31, 2018. Other noninterest income increased $403,000, or 104.9%, to $787,000 during the three months ended March 31, 2019, compared to $384,000 during the same period in 2018, primarily due to a one-time increase resulting from an investment in an SBIC fund.

The following table details the components of noninterest income for the periods indicated:

			Amount	Percent
	Three months ended March 31,		Increase	Increase
	2019	2018	(Decrease)	(Decrease)
	(Dollars in thousands)
Gain on sale of loans	$190	$651	$(461)	-70.8%
Service charges and other fees	733	446	287	64.3%
Loan servicing and other loan fees	410	245	165	67.3%
Other income and fees	787	384	403	104.9%
Total noninterest income	$2,120	$1,726	$394	22.8%

Noninterest expense. Noninterest expense increased $1.6 million, or 20.0%, to $9.7 million for the three months ended March 31, 2019 compared to $8.1 million for the three months ended March 31, 2018. Each line category of noninterest expense in the table below was higher than the previous year, as we increased our size due to the BFC acquisition and organic growth. Salaries and related benefits increased $1.0 million, or 21.1%, to $5.9 million, as the number of full-time equivalent employees increased to 205 at March 31, 2019, compared to 164 a year earlier. Occupancy and equipment expenses increased $135,000, or 13.8%, to $1.1 million, primarily due to the increase in the number of branch offices resulting from the BFC acquisition. As of March 31, 2019, we operated 22 full service branches, compared to 17 a year earlier. Data processing expenses increased $216,000, or 30.5%, to $924,000, related to higher transaction costs derived from increased processing volume. Other noninterest expense increased $225,000, or 14.7%, to $1.8 million during the three months ended March 31, 2019, compared to $1.5 million during the same period in 2018, primarily due to increases in the amortization of our core deposit intangible asset of $100,000 and professional fees of $56,000 to ensure compliance with various public company requirements.

The following table details the components of noninterest expense for the periods indicated:

			Amount	Percent
	Three months ended March 31,		Increase	Increase
	2019	2018	(Decrease)	(Decrease)
	(Dollars in thousands)
Salaries and related benefits	$5,963	$4,914	$1,049	21.3%
Occupancy and equipment	1,110	975	135	13.8%
Data processing expense	924	708	216	30.5%
Other expense	1,751	1,526	225	14.7%
Total noninterest expense	$9,748	$8,123	$1,625	20.0%

Income taxes. Income tax expense increased $325,000, or 19.2%, to $2.0 million for the three months ended March 31, 2019 compared to $1.7 million for the three months ended March 31, 2018, reflecting the increase in pre-tax income. The Company’s effective tax rate was 29.01% for the three months ended March 31, 2019 compared to 29.39% for the same period in 2018. The slight decrease in the Company’s effective tax rate during the three months ended March 31, 2019 compared to the same period in 2018 was primarily due to an increase in the amount of income that was either exempt from tax or that exhibited favorable tax attributes.

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

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of March 31, 2019, the Bank had an available borrowing capacity of $371.6 million with the FHLB of San Francisco, and Federal Funds lines with available commitments totaling $65.0 million with five correspondent banks. There are no amounts outstanding under these facilities at March 31, 2019 and December 31, 2018. Additionally, the Company classifies its securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our security portfolio is of high quality and the securities would therefore be marketable.

We use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. Loan commitments and letters of credit were $92.4 million and $101.1 million at March 31, 2019 and December 31, 2018, certificates of deposit scheduled to mature in one year or less at March 31, 2019, totaled $159.5 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that most of our maturing certificates of deposit will remain with us.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $458,000 for the three months ended March 31, 2019. Net cash provided by operating activities was $5.0 million for the three months ended March 31, 2018. During the three months ended March 31, 2019 and 2018, net cash provided by investing activities, which consists primarily of net change in loans receivable and purchases, sales and maturities of investment securities, was $16.6 million and $6.2 million, respectively. Net cash used in financing activities, which is comprised primarily of net change in deposits was $7.2 million and $5.5 million for the three months ended March 31, 2019 and 2018, respectively.

Baycom Corp is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders, funds paid out for Company stock repurchases, and payments on trust-preferred securities and subordinated debt held at the Company level. The Company has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At March 31, 2019, the Company on an unconsolidated basis had liquid assets of $38.0 million.

The Bank, as a state-chartered, federally insured savings bank, and member of the Federal Reserve is subject to the capital requirements established by the Federal Reserve. The Federal Reserve requires the Bank to maintain capital adequacy that generally parallels the FDIC requirements. The capital adequacy requirements are quantitative measures established by regulation that require the Bank to maintain minimum amounts and ratios of capital. The FDIC requires the Bank to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 Leverage Capital to average assets. Consistent with our goal to operate a sound and profitable organization, our policy is for the Bank to maintain “well-capitalized” status under the Federal Reserve regulations. Based on capital levels at March 31, 2019, the Bank was considered to be well-capitalized.

As a bank holding company registered with the Federal Reserve, BayCom Corp is subject to the capital adequacy requirements of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis, and the Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations. If BayCom Corp were subject to regulatory capital guidelines for bank holding companies with $3.0 billion or more in assets at March 31, 2019, BayCom Corp would have exceeded all regulatory capital requirements.

The table below shows the capital ratios under the Basel III capital framework as of the dates indicated:

	At March 31, 2019		At December 31, 2018
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Leverage Ratio
BayCom Corp	$177,618	10.63%	$177,573	12.11%
Minimum requirement for "Well-Capitalized"	83,575	5.00%	73,337	5.00%
Minimum regulatory requirement	66,860	4.00%	58,670	4.00%

United Business Bank	152,544	10.44%	147,209	10.04%
Minimum requirement for "Well-Capitalized"	73,033	5.00%	73,328	5.00%
Minimum regulatory requirement	58,426	4.00%	58,663	4.00%

Common Equity Tier 1 Ratio
BayCom Corp	177,618	17.79%	177,573	17.63%
Minimum requirement for "Well-Capitalized"	64,891	6.50%	65,466	6.50%
Minimum regulatory requirement	44,925	4.50%	45,322	4.50%

United Business Bank	152,544	15.29%	147,209	14.63%
Minimum requirement for "Well-Capitalized"	64,847	6.50%	65,424	6.50%
Minimum regulatory requirement	44,894	4.50%	45,293	4.50%

Tier 1 Risk-Based Capital Ratio
BayCom Corp	185,799	18.61%	185,734	18.44%
Minimum requirement for "Well-Capitalized"	79,866	8.00%	80,573	8.00%
Minimum regulatory requirement	59,899	6.00%	60,430	6.00%

United Business Bank	152,544	15.29%	147,209	14.63%
Minimum requirement for "Well-Capitalized"	79,812	8.00%	80,522	8.00%
Minimum regulatory requirement	59,859	6.00%	60,391	6.00%

Total Risk-Based Capital Ratio
BayCom Corp	191,534	19.19%	191,204	18.98%
Minimum requirement for "Well-Capitalized"	99,832	10.00%	100,716	10.00%
Minimum regulatory requirement	79,866	8.00%	80,573	8.00%

United Business Bank	158,279	15.87%	152,679	15.17%
Minimum requirement for "Well-Capitalized"	99,766	10.00%	100,652	10.00%
Minimum regulatory requirement	79,812	8.00%	80,522	8.00%

In addition to the minimum capital ratios, the Bank has to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital greater than 2.5% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. As of March 31, 2019, the Bank’s conservation buffer was 7.87%.

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

For information about our loan commitments, unused lines of credit and standby letters of credit, see Note 18 - Commitment and Contingencies in the Notes to the Condensed Consolidated Financial Statements included in “Item 1 - Financial Statements” within this report.

We have not engaged in any other off balance sheet transactions in the normal course of our lending activities.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to interest rate risk through our lending and deposit gathering activities. Our results of operations are highly dependent upon our ability to manage interest rate risk. We consider interest rate risk to be a significant market risk that could have a material effect on our financial condition and results of operations. Interest rate risk is measured and assessed on a quarterly basis. For information regarding the Company’s market risk, see “Management Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market and Interest Rate Risk,” in the Company’s 2018 Annual Report, filed with the Securities and Exchange Commission on March 19, 2019. In our opinion, there has not been a material change in our interest rate risk exposure since the information disclosed in our 2018 Annual Report.

Item 4.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures as defined in Rule 13a 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of March 31, 2019 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that based on their evaluation at March 31, 2019, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to BayCom Corp’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(b)	Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2019, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

In the normal course of business, the Company occasionally becomes involved in various legal proceedings. In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 1A.	Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s 2018 Annual Report, filed with the Securities and Exchange Commission on March 19, 2019. As of March 31, 2019, the risk factors of the Company have not changed materially from those disclosed in the 2018 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	Not applicable

Item 3.	Defaults of Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

2.1	Agreement and Plan of Merger, between BayCom Corp, BC Merger Company, United Business Bank, Bethlehem Financial Corporation, and MyBank dated as of August 10, 2018.(1)
2.2	Agreement and Plan of Merger by and between BayCom Corp and Uniti Financial Corporation dated December 7, 2018. (2)
3.1	Articles of Incorporation of BayCom Corp.(3)
3.2	Amended and Restated Bylaws of BayCom Corp. (3)
4.1	Form of common stock certificate of BayCom Corp.(3)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

(1)	Incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on August 13, 2018 (File No. 001-38483).
(2)	Incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on December 10, 2018 (File No. 001-38483).
(3)	Incorporated herein by reference to the Registration Statement on Form S-1 filed on April 11, 2018 (File No. 333-224236).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BAYCOM CORP
Registrant

Date: May 13, 2019	By:	/s/ George Guarini
George Guarini Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2019	By:	/s/ Keary Colwell
Keary Colwell Senior Executive Vice President Chief Financial Officer and Chief Administrative Officer (Principal Financial and Accounting Officer)

