Form 10-Q
period 2019-06-30
BayCom Corp
filed 2019-08-09
CIK 1730984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒

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

As of July 31, 2019 there were 12,052,266 shares of the registrant’s common stock outstanding.

BAYCOM CORP

QUARTERLY REPORT ON FORM 10-Q

As used throughout this report, the terms “we,” “our,” “us,” “BayCom,” or the “Company” refer to BayCom Corp and its consolidated subsidiary, United Business Bank, which we sometimes refer to as the “Bank,” unless the context otherwise requires.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for per share data)

(unaudited)

	June 30,	December 31,
	2019	2018

ASSETS
Cash and due from banks	$27,587	$20,846
Federal funds sold	324,007	302,735
Cash and cash equivalents	351,594	323,581

Interest bearing deposits in banks	3,232	3,980
Investment securities available-for-sale	100,271	99,796
Federal Home Loan Bank ("FHLB") stock, at par	7,174	5,162
Federal Reserve Bank ("FRB") stock, at par	4,169	4,081
Loans held for sale	1,016	855
Loans, net of allowance for loan losses of $5,880 and $5,140 at June 30, 2019 and December 31, 2018, respectively	1,213,527	970,189
Premises and equipment, net	6,581	11,168
Other real estate owned ("OREO")	627	801
Core deposit intangible	6,990	7,205
Cash surrender value of bank owned life insurance policies, net	19,918	19,602
Right-of-use assets ("ROU")	10,598	-
Goodwill	26,449	14,594
Interest receivable and other assets	19,581	17,381
Total Assets	$1,771,727	$1,478,395

LIABILITIES AND SHAREHOLDERS' EQUITY

Noninterest and interest bearing deposits	$1,505,382	$1,257,768
Lease liabilities	10,798	-
Salary continuation plan	3,471	3,338
Interest payable and other liabilities	9,238	8,375
Junior subordinated deferrable interest debentures, net	8,201	8,161
Total liabilities	1,537,090	1,277,642

Commitments and contingencies (Note 15)

Shareholders' equity
Preferred stock - no par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - no par value; 100,000,000 shares authorized; 12,052,266 and 10,869,275 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	174,575	149,248
Additional paid in capital	287	287
Accumulated other comprehensive income (loss), net of tax	1,286	(103)
Retained earnings	58,489	51,321
Total shareholders' equity	234,637	200,753
Total Liabilities and Shareholders' Equity	$1,771,727	$1,478,395

The accompanying notes are an integral part of the condensed consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per share data)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest income:
Loans, including fees	$15,120	$12,074	$28,670	$24,354
Investment securities and interest bearing deposits in banks	2,674	1,540	5,328	2,650
FHLB dividends	92	87	184	180
FRB dividends	62	50	123	119
Total interest and dividend income	17,948	13,751	34,305	27,303

Interest expense:
Deposits	1,783	1,025	3,129	2,004
Other borrowings	147	126	293	285
Total interest expense	1,930	1,151	3,422	2,289
Net interest income	16,018	12,600	30,883	25,014

Provision for loan losses	445	243	722	497
Net interest income after provision for loan losses	15,573	12,357	30,161	24,517

Noninterest income:
Gain on sale of loans	903	548	1,169	1,199
Service charges and other fees	663	469	1,396	915
Loan servicing fees and other income	514	274	924	519
Gain on sale of premises	109	-	187	-
Gain on sale of OREO	112	-	112	-
Other income	239	792	872	1,176
Total noninterest income	2,540	2,083	4,660	3,809

Noninterest expense:
Salaries and employee benefits	7,198	4,547	13,161	9,461
Occupancy and equipment	1,064	1,268	2,174	2,243
Data processing	3,683	615	4,607	1,323
Other	2,850	2,226	4,601	3,752
Total noninterest expense	14,795	8,656	24,543	16,779
Income before provision for income taxes	3,318	5,784	10,278	11,547

Provision for income taxes	1,091	1,496	3,110	3,190
Net income	$2,227	$4,288	$7,168	$8,357

Earnings per common share:
Basic earnings per common share	$0.20	$0.45	$0.64	$0.99
Weighted average shares outstanding	11,384,287	9,467,431	11,139,287	8,495,230

Diluted earnings per common share	$0.20	$0.45	$0.64	$0.99
Weighted average shares outstanding	11,384,287	9,467,431	11,139,287	8,495,230

The accompanying notes are an integral part of the condensed consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except for per share data)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018

Net income	$2,227	$4,288	$7,168	$8,357
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale securities	1,112	(405)	1,945	(806)
Deferred tax (expense) benefit	(320)	120	(556)	239
Other comprehensive income (loss), net of tax	792	(285)	1,389	(567)
Total comprehensive income	$3,019	$4,003	$8,557	$7,790

The accompanying notes are an integral part of the condensed consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except for per share data)

(unaudited)

					Accumulated
		Common	Additional		Other	Total
	Number of	Stock	Paid in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income/(Loss)	Equity

Balance, December 31, 2017	7,496,995	$81,307	$287	$36,828	$213	$118,635
Net income				4,069		4,069
Other comprehensive loss, net					(282)	(282)
Restricted stock granted	15,232
Stock based compensation		146				146
Balance, March 31, 2018	7,512,227	81,453	287	40,897	(69)	122,568
Net income				4,288		4,288
Other comprehensive loss, net					(285)	(285)
Restricted stock granted	78,148
Stock based compensation		308				308
Initial public offering, net	3,278,900	66,761				66,761
Balance, June 30, 2018	10,869,275	148,522	287	45,185	(354)	193,640
Net income				6,136		6,136
Other comprehensive income, net					251	251
Stock based compensation		726				726
Balance, December 31, 2018	10,869,275	149,248	287	51,321	(103)	200,753
Net income				4,941		4,941
Other comprehensive income, net					597	597
Restricted stock granted	22,289
Stock based compensation		120				120
Balance, March 31, 2019	10,891,564	149,368	287	56,262	494	206,411
Net income				2,227		2,227
Other comprehensive income, net					792	792
Restricted stock granted	45,696
Stock based compensation		320				320
Stock issued in acquisition	1,115,006	24,887				24,887
Balance, June 30, 2019	12,052,266	$174,575	$287	$58,489	$1,286	$234,637

The accompanying notes are an integral part of the condensed consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except for per share data)

(unaudited)

	Six months ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net income	$7,168	$8,357
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in deferred tax asset	(1,020)	(1,433)
Accretion on acquired loans	(1,356)	(1,553)
Gain on sale of loans	(1,169)	(1,199)
Proceeds from sale of loans	13,607	21,298
Loans originated for sale	(20,544)	(23,010)
Write-down on premises	-	600
Gain on sale of premises	(187)	-
Gain on sale of OREO	(112)	-
Accretion on junior subordinated debentures	40	30
Increase in cash surrender value of life insurance policies	(316)	(155)
Provision for loan losses	722	497
Amortization/accretion of premium/discount on investment securities	226	241
Depreciation and amortization	562	458
Core deposit intangible amortization	781	578
Stock based compensation expense	440	454
Increase (decrease) in deferred loan origination fees, net	129	(46)
(Increase) decrease in interest receivable and other assets	(7,413)	1,196
Increase (decrease) in salary continuation plan, net	133	(840)
Increase (decrease) in interest payable and other liabilities	10,475	(2,181)
Net cash provided by operating activities	2,166	3,292

Cash flows from investing activities:
Maturity of interest bearing deposits in banks	748	498
Purchase of investment securities	(6,138)	(21,772)
Proceeds from the maturity and repayment of investment securities	12,448	6,797
Purchase of Federal Home Loan Bank stock	(477)	(325)
Purchase of Federal Reserve Bank stock	(88)	(370)
Proceeds from death benefit on BOLI investment	-	777
Net decrease (increase) in loans	41,831	(14,675)
Proceeds from sale of premises	4,961	-
Proceeds from sale of OREO	362	-
Purchase of equipment and leasehold improvements	(286)	(432)
Net cash paid in acquisition	(9,342)	-
Net cash provided by (used in) investing activities	44,019	(29,502)

Cash flows from financing activities:
Net (decrease) increase in noninterest and interest bearing deposits	(14,725)	42,089
Net decrease in time deposits	(3,447)	(8,226)
Decrease in other borrowings	-	(6,000)
Proceeds from initial public offering, net	-	66,761
Net cash (used in) provided by financing activities	(18,172)	94,624
Increase in cash and cash equivalents	28,013	68,414
Cash and cash equivalents at beginning of period	323,581	249,853

Cash and cash equivalents at end of period	$351,594	$318,267

The accompanying notes are an integral part of the condensed consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(In thousands, except for per share data)

(unaudited)

	Six months ended
	June 30,
	2019	2018
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$2,183	$2,260
Income tax, net of refunds	4,040	2,522

Non-cash investing activities:
Change in unrealized gain (loss) on available-for-sale securities, net of tax	$1,389	$(567)
Recognition of ROU	11,411	-
Recognition of lease liability	11,727	-

Acquisition:
Assets acquired, net of cash received	$289,546	$-
Liabilities assumed	267,172	-
Cash consideration	37,814	-
Common stock issued	24,887	-
Goodwill	11,855	-

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTE 1 – BASIS OF PRESENTATION

BayCom Corp (the “Company”) is a bank holding company headquartered in Walnut Creek, California. United Business Bank (the “Bank”), the wholly owned banking subsidiary, is a California state-chartered bank which provides a broad range of financial services primarily to local small and mid-sized businesses, service professionals and individuals. In the 15 years of operation, the Bank has grown to 25 full service banking branches. The main office is located in Walnut Creek, California and branch offices are located in Oakland, Castro Valley, Mountain View, Napa, Stockton (2), Pleasanton, Livermore, San Jose, Long Beach, Sacramento, San Francisco, Glendale, Buena Park, Los Angeles, and Garden Grove, California, and Seattle, Washington (2), New Mexico (6). In addition, the Bank has one loan production office in Los Angeles, California. The condensed consolidated financial statements include the accounts of the Company and the Bank.

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

On November 30, 2018, the Company completed the acquisition of Bethlehem Financial Corporation (“BFC”), the holding company for MyBank, both of Belen, New Mexico (“BFC Merger”) and on May 24, 2019, the Company completed the acquisition of Uniti Financial Corporation ("Uniti”), the holding company for Uniti Bank, both of Buena Park, California ("Uniti Merger"). See Note 3 - Acquisitions for additional information on the BFC Merger and the Uniti Merger (collectively the "BFC and Uniti Mergers").

On June 28, 2019, the Company announced the signing of a definitive agreement (the “Agreement”) whereby the Company will acquire TIG Bancorp (“TIG”), in a cash and equity transaction valued at approximately $39.4 million in aggregate based on the closing price of Company common stock on that date. See Note 3 - Acquisitions for additional information on the proposed TIG merger.

Lease Accounting

On January 1, 2019, the Company adopted the new accounting standards that require lessees to recognize operating leases on the Consolidated Balance Sheets as right-of-use assets and lease liabilities based on the value of the discounted future lease payments. Lessor accounting is largely unchanged. Expanded disclosures about the nature and terms of lease agreements are required prospectively and are included in Note 7. The Company elected to retain prior determinations of whether an existing contract contains a lease and how the lease should be classified. The recognition of leases existing on January 1, 2019 did not require an adjustment to beginning retained earnings. Upon adoption, the Company recognized right-of-use assets and lease liabilities of $7.8 million and $8.2 million, respectively. Adoption of the standard did not have a significant effect on the Company’s regulatory capital measures.

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

All of the Company’s revenue from contracts with customers in scope of ASC 606 is recognized in noninterest income and included in our commercial and consumer banking segment. For the three and six months ended June 30, 2019, the Company recognized $102,000 and $189,000 in deposit fees, and $43,000 and $85,000 in debit card interchange fees considered in scope of ASC 606, respectively. There was a total of $2.4 million and $4.4 million of noninterest income considered not in scope of ASC 606 for the three and six months ended June 30, 2019.

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

NOTE 2 - ACCOUNTING STANDARDS RECENTLY ISSUED OR ADOPTED

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326) and subsequent amendment to the initial guidance in November 2018, ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, in April 2019, ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, and in May 2019, ASU 2019-05 Financial Instruments—Credit Losses, Topic 326, all of which clarifies codification and corrects unintended application of the guidance. ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, public business entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU 2018-19 clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments. ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” affects a variety of topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. ASU 2019-05 allows entities to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of ASC 326-20 if the instruments are eligible for the fair value option under ASC 825-10. The fair value option election does not apply to held-to-maturity debt securities. Entities are required to make this election on an instrument-by-instrument basis. These ASUs are effective for interim and annual reporting periods beginning after December 15, 2019 for SEC filers, one year later for non SEC filing public business entities and beginning after December 15, 2021 for nonpublic business entities, however, the FASB board proposed in July 2019 extending the adoption date for certain SEC filers to fiscal years beginning after December 15, 2022. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is reviewing the requirements of these ASUs and expects to begin developing and implementing processes and procedures to ensure it is fully compliant with the amendments at the adoption date. Upon adoption, the Company expects changes in the processes and procedures used to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The new guidance may result in an increase in the allowance for loan losses which will also reflect the new requirement to include the nonaccretable principal differences on purchased credit-impaired loans; however, the Company is still in the process of determining the magnitude of the change and its impact on the Company's consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU contains some technical adjustments related to the fair value disclosure requirements of public companies. Included in this ASU is the additional disclosure requirement of unrealized gains and losses for the period in recurring level 3 fair value disclosures and the range and weighted average of significant unobservable inputs, among other technical changes. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. The adoption of ASU 2018-13 is not expected to have a material impact on the Company’s consolidated financial statements.

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

NOTE 3 - ACQUISITION

On May 24, 2019, the Company completed the Uniti Merger. As of the acquisition date, Uniti merged into the Company and Uniti Bank merged into United Business Bank. The acquisition increased the Company’s market share in California, through the addition of three branch offices located in Southern California. BayCom issued an aggregate of 1,115,006 shares of its common stock and paid aggregate cash consideration of $37.8 million. The total consideration transferred was $62.7 million in the Uniti Merger.

On November 30, 2018, the Company completed the BFC Merger. As of the acquisition date, BFC merged into the Company and MyBank merged into United Business Bank. The acquisition increased the Company’s market share in New Mexico through the addition of five branch offices located in Central New Mexico. The Company paid BFC shareholders $62.00 in cash for each share of BFC common stock or $23.5 million in total. The Company assumed subordinated debentures held by a subsidiary of BFC.

The primary reason for the BFC and Uniti Mergers was to create depth in the Company's geographic footprint consistent with its ongoing acquisition growth strategy, and to achieve operational scale and realize efficiencies of a larger combined organization. The mergers constitute business acquisitions as defined by FASB ASC 805, Business Combinations. FASB ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired and the liabilities assumed. The Company was considered the acquirer in these transactions. Accordingly, the preliminary estimates of fair values of BFC and Uniti assets, including the identifiable intangible assets, and the assumed liabilities in the BFC Merger and Uniti Merger were measured and recorded as of November 30, 2018 and May 24, 2019, respectively. Fair values on the acquisition dates are preliminary and represent management’s best estimates based on available information and facts and circumstances in existence on the acquisition date. Fair values are subject to refinement for up to one year after the closing date of the acquisitions as additional information regarding the closing date fair values becomes available.

The following table summarizes the fair value of the assets acquired and liabilities assumed at the acquisition date:

	Uniti	BFC
	Merger	Merger
	Dated	Dated
	May 24, 2019	November 30, 2018
Fair value of assets:
Cash and due from banks	$6,392	$4,932
Federal funds sold	22,080	9,346
Total cash and cash equivalents	28,472	14,278

Investment securities available-for-sale	5,096	56,198
FHLB stock, at par	1,535	154
FRB stock, at par	-	173
Loans, net	276,719	75,384
Premises and equipment, net	463	3,291
OREO	76	1,066
Core deposit intangible	566	3,604
Cash surrender value of bank owned life insurance policies, net	-	2,937
Servicing assets	1,824	-
Interest receivable and other assets	3,267	735
Total assets acquired	318,018	157,820

Liabilities:
Deposits
Noninterest bearing	143,082	97,771
Interest bearing	122,704	37,711
	265,786	135,482

Junior subordinated deferrable interest debentures, net	-	2,715
Other liabilities	1,386	329
Total liabilities assumed	267,172	138,526

Cash consideration	37,814	23,523
Common stock issued	24,887	-
Goodwill	$11,855	$4,229

The following table presents the net assets acquired and the estimated fair value adjustments, which resulted in goodwill at the acquisition date:

	Uniti	BFC
	Merger	Merger
	Dated	Dated
	May 24, 2019	November 30, 2018

Book value of net assets acquired	$47,445	$16,201
Fair value adjustments:
Investments available-for-sale	-	(382)
Loans, net	4,617	284
Premises and equipment, net	-	668
Write-down on OREO	(32)	(229)
Core deposit intangible	566	3,604
Deferred tax assets	(695)	(1,176)
Write-down on servicing assets	(805)	-
Time deposits	(250)	(54)
Junior subordinated deferrable interest debentures, net	-	378
Total purchase accounting adjustments	3,401	3,093
Fair value of net assets acquired	50,846	19,294

Price paid:
Cash paid	37,814	23,523
Common stock issued	24,887	-
Total price paid	62,701	23,523
Goodwill	$11,855	$4,229

Pro Forma Results of Operations

The operating results of the Company for the three months and six months ended June 30, 2019 in the condensed consolidated statements of income include the operating results by the net assets acquired in the BFC and Uniti Mergers since the November 30, 2018 and May 24, 2019 merger dates. The following table represents the net interest income, net income, basic and diluted earnings per share, as if the BFC and Uniti Mergers were effective January 1, 2018. The unaudited pro forma information in the following table is intended for informational purposes only and is not necessarily indicative of future operating results or operating results that would have occurred had the mergers been completed at the beginning of the respective year. No assumptions have been applied to the pro forma results of operation regarding possible revenue enhancements, expense efficiencies or asset dispositions.

Unaudited pro forma net interest income, net income and earnings per share are presented below:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Net interest income	$17,735	$17,680	$34,148	$33,302
Net income	1,118	5,612	6,632	10,551

Basic earnings per share	$0.09	$0.53	$0.55	$1.10
Diluted earnings per share	$0.09	$0.53	$0.55	$1.10

These amounts include the acquisition-related third party expenses, accretion of the discounts on acquired loans and amortization of the fair value mark adjustments on core deposit intangible.

Acquisition Related Expenses

Acquisition expenses are recognized in the periods in which the costs are incurred and the services are received. The Company incurred third-party acquisition expenses in the consolidated statements of income for the periods indicated as follows:

	Uniti Merger	BFC Merger
	Six months ended	Year ended
	June 30, 2019	December 31, 2018

Professional fees	$535	$130
Data processing	2,657	1,290
Severance expense	578	536
Other	365	369
Total	$4,135	$2,325

Pending Acquisition

On June 28, 2019, BayCom Corp entered into an Agreement and Plan of Merger with TIG Bancorp (the “Agreement”), headquartered in Greenwood Village, Colorado pursuant to which TIG will be merged with and into the Company, and immediately thereafter TIG’s bank subsidiary, First State Bank of Colorado, will be merged with and into United Business Bank. First State Bank of Colorado serves the Denver metropolitan area and nearby Colorado communities through seven branch offices. Subject to the terms and conditions of the Agreement, at the effective time of the merger each TIG shareholder will receive (i) $6.34 in cash and (ii) 0.27543 shares of Company common stock. Based on the closing price of the Company’s common stock of $21.90 on June 28, 2019, the consideration value per share of TIG was $12.37 or approximately $39.4 million in aggregate. The total value of the merger consideration will fluctuate until closing based on the value of the Company's stock price. Upon consummation of the Merger, the shareholders of TIG will own approximately 6.8% of the combined company. The Agreement has been unanimously approved by the boards of directors of both the Company and TIG. The merger is subject to approval by TIG’s shareholders and certain other customary closing conditions and is expected to close in the fourth quarter of 2019. At June 30, 2019, TIG had approximately $230.5 million in total assets, $145.7 million in total loans, $197.0 million in total deposits and $32.0 million in shareholders’ equity.

The unaudited pro forma information in the following table is intended for informational purposes only and is not necessarily indicative of future operating results or operating results that would have occurred had the merger with TIG had been completed at the beginning of each respective year. No assumptions have been applied to the pro forma results of operation regarding possible revenue enhancements, expense efficiencies or asset dispositions.

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Net interest income	$18,405	$15,014	$35,813	$29,631
Net income	2,780	4,884	8,344	9,307

Basic earnings per share	$0.23	$0.47	$0.69	$0.99
Diluted earnings per share	$0.23	$0.47	$0.69	$0.99

NOTE 4 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale at the dates indicated are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
June 30, 2019	cost	gains	losses	fair value
U.S. Treasuries	$993	$3	$-	$996
U.S. Government Agencies	13,512	89	(14)	13,587
Municipal securities	17,153	326	(15)	17,464
Mortgage-backed securities	28,802	852	(8)	29,646
Collateralized mortgage obligations	23,685	492	(11)	24,166
SBA securities	4,280	9	(48)	4,241
Corporate bonds	10,040	135	(4)	10,171
Total	$98,465	$1,906	$(100)	$100,271

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
December 31, 2018	cost	gains	losses	fair value
U.S. Treasuries	$984	$1	$-	$985
U.S. Government Agencies	13,761	21	(17)	13,765
Municipal securities	19,604	65	(166)	19,503
Mortgage-backed securities	49,565	243	(206)	49,602
Collateralized mortgage obligations	4,705	32	(20)	4,717
SBA securities	4,300	2	(61)	4,241
Corporate bonds	7,016	4	(37)	6,983
Total	$99,935	$368	$(507)	$99,796

The estimated fair value and gross unrealized losses for securities available-for-sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position at the dates indicated are as follows:

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
June 30, 2019	fair value	loss	fair value	loss	fair value	loss
U.S. Treasuries	$-	$-	$-	$-	$-	$-
U.S. Government Agencies	1,509	(14)	-	-	1,509	(14)
Municipal securities	529	(4)	1,872	(11)	2,401	(15)
Mortgage-backed securities	721	(5)	1,313	(3)	2,034	(8)
Collateralized mortgage obligations	926	(10)	322	(1)	1,248	(11)
SBA securities	-	-	2,489	(48)	2,489	(48)
Corporate bonds	1,518	(4)	-	-	1,518	(4)
Total	$5,203	$(37)	$5,996	$(63)	$11,199	$(100)

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
December 31, 2018	fair value	loss	fair value	loss	fair value	loss
U.S. Treasuries	$-	$-	$-	$-	$-	$-
U.S. Government Agencies	4,014	(9)	1,743	(8)	5,757	(17)
Municipal securities	6,883	(35)	7,537	(131)	14,420	(166)
Mortgage-backed securities	14,919	(91)	6,054	(115)	20,973	(206)
Collateralized mortgage obligations	2,427	(9)	477	(11)	2,904	(20)
SBA securities	677	(32)	2,336	(29)	3,013	(61)
Corporate bonds	4,975	(37)	-	-	4,975	(37)
Total	$33,895	$(213)	$18,147	$(294)	$52,042	$(507)

At June 30, 2019, the Company held 214 investment securities, of which 20 were in an unrealized loss position for more than twelve months and 22 were in an unrealized loss position for less than twelve months. These temporary unrealized losses relate principally to current interest rates for similar types of securities. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

The amortized cost and estimated fair value of securities available-for-sale at the dates indicated by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2019		December 31, 2018
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
Available-for-sale:
Due in one year or less	$12,031	$12,057	$14,292	$14,279
Due after one through five years	28,978	29,439	26,287	26,327
Due after five years through ten years	20,258	20,720	20,840	20,758
Due after ten years	37,198	38,055	38,516	38,432
Total	$98,465	$100,271	$99,935	$99,796

For both the three and six months ended June 30, 2019 and 2018, no realized gains or losses were recorded.

NOTE 5 - LOANS

The Company’s loan portfolio at the dates indicated is summarized below:

	June 30,	December 31,
	2019	2018
Commercial and industrial	$151,862	$121,855
Construction and land	30,502	47,302
Commercial real estate	902,896	701,983
Residential	128,590	102,708
Consumer	6,052	1,847
Total loans	1,219,902	975,695
Net deferred loan fees	(495)	(366)
Allowance for loan losses	(5,880)	(5,140)
Net loans	$1,213,527	$970,189

The Company’s total impaired loans, including nonaccrual loans, accruing loans modified as troubled debt restructurings (“TDRs”), and accreting purchase credit impaired (“PCI”) loans that have experienced post-acquisition declines in cash flows expected to be collected are summarized as follows:

	Commercial and industrial	Construction and land	Commercial real estate	Residential	Consumer	Total
June 30, 2019
Recorded investment in impaired loans:
With no specific allowance recorded	$2,231	$-	$2,215	$120	$-	$4,566
With a specific allowance recorded	19	-	-	-	-	19
Total recorded investment in impaired loans	$2,250	$-	$2,215	$120	$-	$4,585
Specific allowance on impaired loans	19	-	-	-	-	19

December 31, 2018
Recorded investment in impaired loans:
With no specific allowance recorded	$1,868	$-	$1,346	$654	$-	$3,868
With a specific allowance recorded	10	-	-	-	-	10
Total recorded investment in impaired loans	$1,878	$-	$1,346	$654	$-	$3,878
Specific allowance on impaired loans	10	-	-	-	-	10

Three months ended June 30, 2019
Average recorded investment in impaired loans	$2,326	$-	$1,386	$282	$-	$3,994
Interest recognized	1	-	-	-	-	1

Six months ended June 30, 2019
Average recorded investment in impaired loans	2,347	-	1,162	441	-	3,950
Interest recognized	34	-	20	1	-	55

Three months ended June 30, 2018
Average recorded investment in impaired loans	702	-	890	132	-	1,724
Interest recognized	-	-	6	-	-	6

Six months ended June 30, 2018
Average recorded investment in impaired loans	102	-	1,002	74	-	1,178
Interest recognized	10	-	11	2	-	23

Impaired loans on accrual are loans that have been restructured and are performing under modified loan agreements, and principal and interest is determined to be collectible. Nonaccrual loans are loans where principal and interest have been determined to not be fully collectible.

The following table presents nonaccrual loans at the dates indicated:

	June 30,	December 31,
	2019	2018
Commercial and industrial	$2,250	$1,878
Construction and land	-	-
Commercial real estate	1,452	596
Residential	120	654
Consumer	-	-
Total	$3,822	$3,128

The balance of nonaccrual loans guaranteed by a government agency, which reduce the Company’s credit exposure, was $3.0 million and none as of June 30, 2019 and December 31, 2018, respectively. Interest foregone on nonaccrual loans was approximately $46,000 and $88,000 for the three and six months ended June 30, 2019 compared to $8,500 and $10,500 for the three and six months ended June 30, 2018, respectively.

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider, the related loan is classified as a TDR. TDRs are generally placed on nonaccrual status at the time of restructuring and included in impaired loans. These loans are returned to accrual status after the borrower demonstrates performance with the modified terms for a sustained period of time (generally six months) and has the capacity to continue to perform in accordance with the modified terms of the restructured debt. At both June 30, 2019 and December 31, 2018, the TDR portfolio totaled $1.4 million. At June 30, 2019, $763,000 of TDR loans were performing in accordance with their modified terms. At June 30, 2019, the Company had no commitments to extend additional credit to borrowers whose loan terms have been modified in TDRs. All TDRs are also included in the loans individually evaluated for impairment as part of the calculation of the allowance for loan losses. As of June 30, 2019 and December 31, 2018, TDR loans had a related allowance of $10,000. No loans accounted for as TDRs were charged-off to the allowance for loan losses for either the three or six months ended June 30, 2019 and 2018. There were no TDRs for which there was a payment default within the first 12 months of the modification during the six months ended June 30, 2019.

The following tables present TDR loans by class, during the periods indicated:

Three months ended June 30, 2019	Number of loans	Rate modification	Term modification	Interest only modification	Combined modification	Total
Commercial and industrial	-	$-	$-	$-	$-	$-
Construction and land	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Residential	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	-	$-	$-	$-	$-	$-

Six months ended June 30, 2019	Number of loans	Rate modification	Term modification	Interest only modification	Combined modification	Total
Commercial and industrial	2	$-	$176	$-	$321	$497
Construction and land	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Residential	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	2	$-	$176	$-	$321	$497

Three months ended June 30, 2018	Number of loans	Rate modification	Term modification	Interest only modification	Combined modification	Total
Commercial and industrial	-	$-	$-	$-	$-	$-
Construction and land	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Residential	1	-	129	-	-	129
Consumer	-	-	-	-	-	-
Total	1	$-	$129	$-	$-	$129

Six months ended June 30, 2018	Number of loans	Rate modification	Term modification	Interest only modification	Combined modification	Total
Commercial and industrial	1	$-	$-	$-	$11	$11
Construction and land	-	-	-	-	-	-
Commercial real estate	1	-	-	-	776	776
Residential	1	-	129	-	-	129
Consumer	-	-	-	-	-	-
Total	3	$-	$129	$-	$787	$916

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

The following tables present the internally assigned risk grade by class of loans at the dates indicated:

		Special
June 30, 2019	Pass	mention	Substandard	Doubtful	Total
Commercial and industrial	$149,943	$1,253	$666	$-	$151,862
Construction and land	27,618	147	2,737	-	30,502
Commercial real estate	882,714	16,038	4,144	-	902,896
Residential	127,239	1,231	120	-	128,590
Consumer	6,041	11	-	-	6,052
Total	$1,193,555	$18,680	$7,667	$-	$1,219,902

		Special
December 31, 2018	Pass	mention	Substandard	Doubtful	Total
Commercial and industrial	$119,926	$1,302	$627	$-	$121,855
Construction and land	44,490	-	2,812	-	47,302
Commercial real estate	686,154	12,120	3,709	-	701,983
Residential	101,908	147	653	-	102,708
Consumer	1,847	-	-	-	1,847
Total	$954,325	$13,569	$7,801	$-	$975,695

The following tables provide an aging of the Company’s loans receivable as of the dates indicated:

								Recorded
			90 Days					investment >
	30-59 Days	60-89 Days	or more	Total			Total loans	90 days and
June 30, 2019	past due	past due	past due	past due	Current	PCI loans	receivable	accruing
Commercial and industrial	$579	$359	$1,763	$2,701	$148,385	$776	$151,862	$-
Construction and land	93	-	-	93	30,189	220	30,502	-
Commercial real estate	306	3,916	1,960	6,182	880,865	15,849	902,896	597
Residential	-	39	-	39	126,795	1,756	128,590	-
Consumer	-	5	-	5	6,047	-	6,052	-
Total	$978	$4,319	$3,723	$9,020	$1,192,281	$18,601	$1,219,902	$597

								Recorded
			90 Days					investment >
	30-59 Days	60-89 Days	or more	Total			Total loans	90 days and
December 31, 2018	past due	past due	past due	past due	Current	PCI loans	receivable	accruing
Commercial and industrial	$270	$349	$1,861	$2,480	$119,373	$2	$121,855	$-
Construction and land	-	-	-	-	47,069	233	47,302	-
Commercial real estate	2,345	356	501	3,202	688,005	10,776	701,983	-
Residential	93	-	57	150	100,765	1,793	102,708	-
Consumer	-	4	-	4	1,843	-	1,847	-
Total	$2,708	$709	$2,419	$5,836	$957,055	$12,804	$975,695	$-

Purchase Credit Impaired Loans

As part of acquisitions, the Company has purchased loans, some of which have shown evidence of credit deterioration since origination and it is probable at the acquisition that all contractually requirement payments would not be collected.

The unpaid principal balance and carrying value of the Company’s PCI loans at the dates indicated are as follows:

	June 30, 2019		December 31, 2018
	Unpaid		Unpaid
	principal	Carrying	principal	Carrying
	balance	value	balance	value
Commercial and industrial	$1,462	$776	$125	$2
Construction and land	319	220	335	233
Commercial real estate	18,568	15,849	12,605	10,776
Residential	2,340	1,756	2,381	1,793
Consumer	-	-	-	-
Total	$22,689	$18,601	$15,446	$12,804

The following table summarized the accretable yield on the purchased credit impaired loans for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Balance at beginning of period	$231	$353	$256	$372
Additions	350	-	350	-
Accretion	(24)	(78)	(46)	(97)
Payoffs	-	-	(3)	-
Balance at end of period	$557	$275	$557	$275

NOTE 6 – ALLOWANCE FOR LOAN LOSSES

The following tables summarize the Company’s allowance for loan losses individually and collectively evaluated for impairment by loan product as of or for the periods ending as indicated:

	Commercial	Construction	Commercial
	and industrial	and land	real estate	Residential	Consumer	Unallocated	Total
Three months ended June 30, 2019
Allowance for loan losses
Beginning balance	$1,135	$340	$3,326	$235	$2	$367	$5,405
Charge-offs	-	-	-	-	-	-	-
Recoveries	30	-	-	-	-	-	30
Provision for loan losses	85	(74)	527	(10)	-	(83)	445
Ending balance	$1,250	$266	$3,853	$225	$2	$284	$5,880

Six months ended June 30, 2019
Allowance for loan losses
Beginning balance	$1,017	$327	$3,214	$215	$3	$364	$5,140
Charge-offs	-	-	(17)	-	(4)	-	(21)
Recoveries	39	-	-	-	-	-	39
Provision for loan losses	194	(61)	656	10	3	(80)	722
Ending balance	$1,250	$266	$3,853	$225	$2	$284	$5,880

June 30, 2019
Allowance for loan losses related to:
Loans individually evaluated for impairment	$19	$-	$-	$-	$-	$-	$19
Loans collectively evaluated for impairment	1,233	266	3,490	587	1	284	5,861
PCI loans	-	-	-	-	-	-	-

Three months ended June 30, 2018
Allowance for loan losses
Beginning balance	$1,005	$251	$2,782	$160	$-	$402	$4,600
Charge-offs	(251)	-	-	-	-	-	(251)
Recoveries	8	-	-	-	-	-	8
Provision for loan losses	140	41	179	15	2	(134)	243
Ending balance	$902	$292	$2,961	$175	$2	$268	$4,600

Six months ended June 30, 2018
Allowance for loan losses
Beginning balance	$841	$199	$2,695	$150	$3	$327	$4,215
Charge-offs	(251)	-	-	-	-	-	(251)
Recoveries	139	-	-	-	-	-	139
Provision for loan losses	173	93	266	25	(1)	(59)	497
Ending balance	$902	$292	$2,961	$175	$2	$268	$4,600

June 30, 2018
Allowance for loan losses related to:
Loans individually evaluated for impairment	$11	$-	$-	$-	$-	$-	$11
Loans collectively evaluated for impairment	891	292	2,961	175	2	268	4,589
PCI loans	-	-	-	-	-	-	-

NOTE 7 – PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at the dates indicated:

	June 30,	December 31,
	2019	2018
Premises owned	$4,571	$10,267
Write-down on premises owned	-	(600)
Premises owned, net	4,571	9,667
Leasehold improvements	2,178	1,654
Furniture, fixtures and equipment	4,016	3,835
Less accumulated depreciation and amortization	(4,184)	(3,988)
Total premises and equipment, net	$6,581	$11,168

Depreciation and amortization included in occupancy and equipment expense for the three months and six months ended June 30, 2019 was $261,000 and $562,000 compared to $227,000 and $458,000 for the three and six months ended June 30, 2018, respectively.

On March 29, 2019, the Company sold a commercial building in Oakland, California with a carrying value of $4.6 million. In connection with the sale, the Company leased back 4,021 square feet, representing 11.1% of the total square footage. The sale resulted in a $78,000 gain, included in noninterest income.

The Company leases 16 branches and administration offices under noncancelable operating leases. These leases expire on various dates through 2025. All leases have an option to renew one or more times following the expiration of the initial term with renewal periods between three and twelve years. The Company adopted the requirements of Topic 842 effective January 1, 2019, which required the Company record a right of use lease asset and a lease liability for leases with an initial term of more than 12 months for leases that existed as of January 1, 2019. The periods prior to the date of adoption are accounted for under Lease Topic 840; therefore, the following disclosures of future minimum lease payments as of June 30, 2019, include only the periods for which Topic 842 was effective:

Year ending December 31,
2019	$1,465
2020	2,759
2021	2,431
2022	1,801
2023	1,299
Thereafter	1,906
Total lease payments	11,661
Less: interest	(863)
Present value of lease liabilities	$10,798

The following table presents the weighted average operating lease term and discount rate at the date indicated:

June 30, 2019
Weighted-average remaining lease term	5.06 years
Weighted-average discount rate	2.89%

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the Company’s goodwill for the periods indicated are as follows:

	June 30,	December 31,
	2019	2018
Balance, January 1	$14,594	$10,365
Acquired goodwill	11,855	4,229
Impairment	-	-
Balance at end of period	$26,449	$14,594

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. As of June 30, 2019, the Company had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the Company exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that its fair value exceeded its carrying value, resulting in no impairment.

Core Deposit Intangible

Changes in the Company’s core deposit intangible for the periods indicated were as follows:

	June 30,	December 31,
	2019	2018
Balance, January 1	$7,205	$4,772
Additions	566	3,604
Less amortization	(781)	(1,171)
Balance at end of period	$6,990	$7,205

The Company recorded total amortization expense of $392,000 and $781,000 for the three and six months ended June 30, 2019 compared to $289,000 and $578,000 for the three and six months ended June 30, 2018, respectively.

Estimated annual amortization at June 30, 2019 is as follows:

Year ending December 31,
2019	$778
2020	1,441
2021	1,418
2022	1,418
2023	642
Thereafter	1,293
Total	$6,990

NOTE 9 – INTEREST RECEIVABLE AND OTHER ASSETS

The Company’s interest receivable and other assets at the dates indicated consisted of the following:

	June 30,	December 31,
	2019	2018
Deferred tax assets, net	$7,295	$5,891
Accrued interest receivable	4,228	3,676
Investment in SBIC Fund	2,113	1,347
Prepaid assets	1,322	2,156
Servicing asset	2,446	814
Low income housing partnership, net	705	607
Investment in statutory trusts	395	395
All other	1,077	2,495
Total	$19,581	$17,381

NOTE 10 – DEPOSITS

The Company’s deposits consisted of the following at the dates indicated:

	June 30,	December 31,
	2019	2018
Demand deposits	$538,504	$398,045
NOW accounts and savings	248,029	246,288
Money market	385,934	398,081
Time under $250,000	189,842	117,653
Time $250,000 and over	143,073	97,701
Total	$1,505,382	$1,257,768

NOTE 11 – INTEREST PAYABLE AND OTHER LIABILITIES

The Company’s interest payable and other liabilities at the dates indicated consisted of the following:

	June 30,	December 31,
	2019	2018
Accrued expenses	$5,448	$5,508
Deferred rents	-	528
CDARs deferred fees	434	494
Accounts payable	1,044	811
Reserve for unfunded commitments	375	330
Accrued interest payable	1,453	198
Miscellaneous other liabilities	484	506
Total	$9,238	$8,375

NOTE 12 – OTHER EXPENSES

The Company’s other expenses at the dates indicated consisted of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Professional fees	$867	$557	$1,264	$898
Core deposit premium amortization	392	290	781	578
Marketing and promotions	396	248	606	459
Stationary and supplies	161	91	298	215
Insurance (including FDIC premiums)	159	107	315	265
Communication and postage	112	109	207	222
Loan default related expense	119	3	150	44
Director fees	375	72	496	131
Bank service charges	19	18	31	47
Courier expense	117	110	231	227
Write-down on premises	-	600	-	600
Other expenses	133	21	222	66
Total	$2,850	$2,226	$4,601	$3,752

NOTE 13 – EQUITY INCENTIVE PLANS

2017 Omnibus Equity Incentive Plan

The shareholders approved the Omnibus Equity Incentive Plan (“2017 Plan”) in November 2017. The 2017 Plan provides for the awarding by the Company’s Board of Directors of equity incentive awards to employees and non-employee directors. An equity incentive award may be an option, stock appreciation rights, restricted stock units, stock award, other stock-based award or performance award granted under the 2017 Plan. Factors considered by the Board in awarding equity incentives to officers and employees include the performance of the Company, the employee’s or officer’s job performance, the importance of his or her position, and his or her contribution to the organization’s goals for the award period. Generally, awards are restricted and have a vesting period of no longer than ten years. Subject to adjustment as provided in the 2017 Plan, the maximum number of shares of common stock that may be delivered pursuant to awards granted under the 2017 Plan is 450,000. The 2017 Plan provides for an annual restricted stock grant limits to officers, employees and directors. The annual stock grant limit per person for officers and employees is the lessor of 50,000 shares or a value of $2.0 million, and per person for directors, the maximum is 25,000 shares. All unvested restricted shares outstanding vest in the event of a change in control of the Company. Awarded shares of restricted stock vest over (i) a one-year period following the date of grant, in the case of the non-employee directors, and (ii) a three-year or five-year period following the date of grant, with the initial vesting occurring on the one-year anniversary of the date of grant, in the case of the executive officers. As of June 30, 2019, a total of 161,365 equity incentive awards have been granted under the 2017 Plan, all which are awards of restricted stock.

2014 Omnibus Equity Incentive Plan

In 2014, the shareholders approved the Omnibus Equity Incentive Plan (the “2014 Plan”). A total of 148,962 equity incentive awards were granted under the 2014 Plan. The awards are shares of restricted stock and have a vesting period of one to five years. No future equity awards will be made from the 2014 Plan.

The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date. For the three and six months ended June 30, 2019, total compensation expense for these plans was $320,000 and $440,000, respectively, compared to $308,000 and $454,000 for the three and six months ended June 30, 2018, respectively.

As of June 30, 2019, there was $2.6 million of total unrecognized compensation cost related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately two years.

The following table provides the restricted stock grant activity for the periods indicated:

	2019		2018
		Weighted-average		Weighted-average
		grant date		grant date
	Shares	fair value	Shares	fair value
Non-vested at January 1,	131,000	$19.18	67,481	$13.51
Granted	22,289	22.38	15,232	19.45
Vested	(19,253)	19.51	(8,706)	13.40
Non-vested at March 31,	134,036	20.76	74,007	14.60

Granted	45,696	24.60	78,148	22.00
Vested	(36,582)	19.55	-	-
Non-vested at June 30,	143,150	21.63	152,155	19.05

NOTE 14 – FAIR VALUE MEASUREMENT

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

The following assets are measured at fair value on a recurring basis at the dates indicated:

June 30, 2019	Total	Level 1	Level 2	Level 3
U.S. Treasuries	$996	$996	$-	$-
U.S. Government Agencies	13,587	-	13,587	-
Municipal securities	17,464	-	17,464	-
Mortgage-backed securities	29,646	-	29,646	-
Collateralized mortgage obligations	24,166	-	24,166	-
SBA securities	4,241	-	4,241	-
Corporate bonds	10,171	-	10,171	-
Total assets measured at fair value	$100,271	$996	$99,275	$-

December 31, 2018	Total	Level 1	Level 2	Level 3
U.S. Treasuries	$985	$985	$-	$-
U.S. Government Agencies	13,765	-	13,765	-
Municipal securities	19,503	-	19,503	-
Mortgage-backed securities	49,602	-	49,602	-
Collateralized mortgage obligations	6,983	-	6,983	-
SBA securities	4,241	-	4,241	-
Corporate bonds	4,717	-	4,717	-
Total assets measured at fair value	$99,796	$985	$98,811	$-

The following assets are measured at fair value on a nonrecurring basis as of the dates indicated:

June 30, 2019	Total	Level 1	Level 2	Level 3
Performing impaired loans	$763	$-	$-	$763
Nonperforming impaired loans	3,822	-	-	3,822
OREO	627	-	-	627
Total assets measured at fair value	$5,212	$-	$-	$5,212

December 31, 2018	Total	Level 1	Level 2	Level 3
Performing impaired loans	$750	$-	$-	$750
Nonperforming impaired loans	3,128	-	-	3,128
OREO	801	-	-	801
Total assets measured at fair value	$4,679	$-	$-	$4,679

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

The carrying amounts and fair values of the Company's financial instruments at the dates indicated are presented below:

	Carrying	Fair	Fair value measurements
June 30, 2019	amount	value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$351,594	$351,594	$351,594	$-	$-
Interest bearing deposits in banks	3,232	3,232	3,232	-	-
Investment securities available-for-sale	100,271	100,271	996	99,275	-
Loans held for sale	1,016	1,016	-	1,016	-
Loans, net	1,213,527	1,213,527	-	-	1,213,527
Other equity securities	11,343	11,343	11,343	-	-
Accrued interest receivable	4,228	4,228	-	4,228	-

Financial liabilities:
Deposits	1,505,382	1,505,382	-	1,505,382	-
Subordinated debentures	8,201	8,201	-	-	8,201
Accrued interest payable	1,453	1,453	-	1,453	-

Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	121,438	121,063	-	-	121,063

	Carrying	Fair	Fair value measurements
December 31, 2018	amount	value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$323,581	$323,581	$323,581	$-	$-
Interest bearing deposits in banks	3,980	3,980	3,980	-	-
Investment securities available-for-sale	99,796	99,796	985	98,811	-
Loans held for sale	855	855	-	855	-
Loans, net	970,189	967,882	-	-	967,882
Other equity securities	9,243	9,243	9,243	-	-
Accrued interest receivable	3,676	3,676	-	3,676	-

Financial liabilities:
Deposits	1,257,768	1,259,045	-	1,259,045	-
Subordinated debentures	8,161	6,824	-	-	6,824
Accrued interest payable	198	198	-	198	-

Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	101,076	100,746	-	-	100,746

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Lending and Letter of Credit Commitments

In the normal course of business, the Company enters into various commitments to extend credit which are not reflected in the financial statements. These commitments consist of the undisbursed balance on personal, commercial lines, including commercial real estate secured lines of credit, and of undisbursed funds on construction and development loans. At June 30, 2019 and December 31, 2018, undisbursed commitments totaled $120.7 million and $99.2 million, respectively. In addition, at June 30, 2019 and December 31, 2018, the Company has issued standby letter of credit commitments, primarily issued for the third party performance obligations of clients totaling $769,000 and $1.8 million, respectively. There were no outstanding balances at June 30, 2019 and December 31, 2018.

Commitments generally have fixed expiration dates or other termination clauses. The actual liquidity needs or the credit risk that the Company will experience will be lower than the contractual amount of commitments to extend credit because a significant portion of these commitments are expected to expire without being drawn upon. The commitments are generally variable rate and include unfunded home equity lines of credit, commercial real estate construction where disbursement is made over the course of construction, commercial revolving lines of credit, and unsecured personal lines of credit. The Company’s outstanding loan commitments are made using the same underwriting standards as comparable outstanding loans. As of June 30, 2019 and December 31, 2018, the reserve associated with these commitments included in interest payable and other liabilities on the consolidated balance sheets was $375,000 and $330,000, respectively.

Commercial Real Estate Concentrations

At June 30, 2019 and December 31, 2018, in management’s judgment, a concentration of loans existed in commercial real estate related loans. The Company’s commercial real estate loans are secured by owner-occupied and non-owner occupied commercial real estate and multi-family properties. Although management believes that loans within these concentrations have no more than the normal risk of collectability, a decline in the performance of the economy in general or a decline in real estate value in the Company’s primary market areas in particular, could have an adverse impact on collectability.

Other Assets

The Company has commitments to fund Low Income Housing Tax Credit Partnerships (“LIHTC”) and a Small Business Investment Company (“SBIC”). At June 30, 2019 and December 31, 2018, the remaining commitments to the LIHTC and SBIC were approximately $3.6 million and $473,000, respectively and $3.8 million and $976,000, respectively.

Deposits

At June 30, 2019, approximately $129.8 million, or 8.6%, of the Company's deposits were derived from its top ten depositors. At December 31, 2018, approximately $148.6 million, or 11.5%, of the Company's deposits were derived from its top ten depositors.

Local Agency Deposits

In the normal course of business, the Company accepts deposits from local agencies. The Company is required to provide collateral for certain local agency deposits in the states of California, New Mexico and Washington. As of June 30, 2019 and December 31, 2018, the FHLB issued letters of credit on behalf of the Company totaling $1.0 million and $11.5 million, as collateral for local agency deposits, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to:

•	expected revenues, cost savings, synergies and other benefits from our recent merger with Uniti Financial Corporation (the “Uniti Merger”) or our pending merger with TIG might not be realized within the expected time frames or at all and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected;
•	the proposed TIG merger may not close when expected or at all because required regulatory, shareholder or other approvals and conditions to closing are not received or satisfied on a timely basis or at all or adverse regulatory conditions may be imposed in connection with governmental approvals of the merger;
•	the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses;
•	changes in economic conditions in general and in California, Washington, and New Mexico;
•	changes in the levels of general interest rates and the relative differences between short and long-term interest rates, loan and deposit interest rates;
•	our net interest margin and funding sources;
•	fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas;
•	secondary market conditions for loans and our ability to originate loans held for sale and to sell loans in the secondary market;
•	results of examinations of us by regulatory authorities and the possibility that any such regulatory authority may, among other things, limit our business activities, require us to change our business mix, increase our allowance for loan and lease losses, write-down asset values or increase our capital levels, affect our ability to borrow funds or maintain or increase deposits;
•	risks related to our acquisition strategy, including our ability to identify future suitable acquisition candidates, exposure to potential asset and credit quality risks and unknown or contingent liabilities, the need for capital to finance such transactions, our ability to obtain required regulatory approvals and possible failures in realizing the anticipated benefits from acquisitions;
•	challenges arising from attempts to expand into new geographic markets, products, or services;
•	future goodwill impairment due to changes in our business, market conditions, or other factors;
•	legislative or regulatory changes that adversely affect our business including changes in banking, securities and tax law, and regulatory policies and principles, or the interpretation of regulatory capital or other rules, including changes related to Basel III;
•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the implementing regulations;
•	our ability to attract and retain deposits;
•	our ability to control operating costs and expenses;
•	the use of estimates in determining fair value of certain of our assets and liabilities, which estimates may prove to be incorrect and result in significant changes in valuation;
•	difficulties in reducing risk associated with the loans and securities on our balance sheet;

•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges;
•	the effectiveness of our risk management framework;
•	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions, which could expose us to litigation or reputational harm;
•	an inability to keep pace with the rate of technological advances;
•	our ability to retain key members of our senior management team and our ability to attract, motivate and retain qualified personnel;
•	costs and effects of litigation, including settlements and judgments;
•	our ability to implement our business strategies and manage our growth;
•	liquidity issues, including our ability to borrow funds or raise additional capital, if necessary;
•	the loss of our large loan and deposit relationships;
•	increased competitive pressures among financial services companies;
•	changes in consumer spending, borrowing and savings habits;
•	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;
•	adverse changes in the securities markets;
•	inability of key third-party providers to perform their obligations to us;
•	statements with respect to our intentions regarding disclosure and other changes resulting from the Jumpstart Our Business Startups Act of 2012 ("JOBS Act");
•	changes in accounting principles, policies or guidelines and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board;
•	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and
•	the other risks detailed in this report and from time to time in our other filings with the Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Annual Report”).

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

Executive Overview

General. BayCom is a bank holding company headquartered in Walnut Creek, California. BayCom’s wholly owned banking subsidiary, United Business Bank, provides a broad range of financial services to businesses and business owners as well as individuals through its network of 25 full service branches and one loan production office located in California, with branches also located in Seattle, Washington and Central New Mexico. At June 30, 2019, the Company had approximately $1.8 billion in total assets, $1.2 billion in total loans, $1.5 billion in total deposits and $234.6 million in shareholders’ equity. The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relate primarily to the Bank.

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

Goodwill. Our goodwill resulted from our acquisitions of FULB, Plaza Bank, BFC and Uniti. Goodwill is reviewed for impairment annually and more often if an event occurs or circumstances change that might indicate the recorded value of the goodwill is more than its implied value. Such indicators may include, among others: a significant adverse change in legal factors or in the general business climate; significant decline in the Company’s stock price and market capitalization; unanticipated competition; and an adverse action or assessment by a regulator. Any adverse changes in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our financial condition and results of operations.

The testing for impairment may begin with an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that the fair value of goodwill is less than carrying value. The qualitative assessment includes adverse events or circumstances identified that could negatively affect the reporting unit’s fair value as well as positive and mitigating events. When required, the goodwill impairment test involves a two-step process. The first test for goodwill impairment is done by comparing the reporting unit’s aggregate fair value to its carrying value. The Company’s goodwill is assigned to the Bank and is evaluated for impairment at the Bank level (reporting unit). Absent other indicators of impairment, if the aggregate fair value exceeds the carrying value, goodwill is not considered impaired and no additional analysis is necessary. If the carrying value of the reporting unit were to exceed the aggregate fair value, a second test would be performed to measure the amount of impairment loss, if any. To measure any impairment loss the implied fair value would be determined in the same manner as if the reporting unit were being acquired in a business combination. If the implied fair value of goodwill is less than the recorded goodwill an impairment charge would be recorded for the difference. As of June 30, 2019, the Company completed its qualitative assessment of goodwill and concluded that it is more likely than not that the fair value of the Bank, the reporting unit, exceeds the carrying value. Changes in the economic environment, operations of the reporting unit or other adverse events could result in future impairment charges which could have a material impact on the Company’s operating results.

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

Comparison of Financial Condition at June 30, 2019 and December 31, 2018

Total assets. Total assets increased $293.3 million to $1.8 billion at June 30, 2019 as compared to $1.5 billion at December 31, 2018. The increase was primarily due to the completion of the Uniti Merger.

Cash and cash equivalents. Cash and cash equivalents increased $28.0 million, or 8.7%, to $351.6 million, at June 30, 2019, from $323.6 million at December 31, 2018. These funds fluctuate based on our funding needs. The increase was primarily due to the decline in net loans receivable as loan repayments exceeded loan originations. We intend to invest our excess cash in loans and marketable securities until such funds are needed to support acquisitions or other growth oriented operating or strategic initiatives.

Investment securities available-for-sale. Investment securities available-for-sale increased $475,000 to $100.3 million at June 30, 2019 from $99.8 million at December 31, 2018. This increase was primarily due to purchases of additional investment securities during the six months ended June 30, 2019, which was partially offset by scheduled maturities and repayments of investment securities, in addition to routine amortization of investment premiums and discounts. At June 30, 2019 and December 31, 2018, all of our investment securities were classified as available-for-sale.

Loans receivable, net. We originate a wide variety of loans with a focus on commercial real estate (“CRE”) loans and commercial and industrial loans. Loans receivable, net of allowance for loan losses, increased $243.3 million, or 25.1%, to $1.2 billion at June 30, 2019 from $1.0 billion at December 31, 2018. The increase was primarily due to the Uniti Merger partially offset by repayments on loans in excess of loan originations. Loan originations for the first six months of 2019 totaled $75.3 million compared to $71.5 million during the first six months of 2018. Loan originations in 2019 were spread throughout our markets with the majority focused in California with commercial and residential real estate secured loans accounting for the majority of the originations.

The following table provides information about our loan portfolio by type of loan at the dates indicated:

	June 30,	December 31,
	2019	2018	% Change
	(Dollars in thousands)
Commercial and industrial	$151,086	$121,853	24.0%
Real estate:
Residential	126,814	$100,915	25.7%
Multifamily residential	116,197	112,958	2.9%
Owner occupied CRE	360,978	270,204	33.6%
Non-owner occupied CRE	409,892	308,045	33.1%
Construction and land	30,282	47,069	-35.7%
Total real estate	1,044,163	839,191	24.4%
Consumer	6,052	1,847	227.7%
PCI loans	18,601	12,804	45.3%
Total Loans	1,219,902	975,695	25.0%
Deferred loan fees and costs, net	(495)	(366)	35.2%
Allowance for loan losses	(5,880)	(5,140)	14.4%
Loans, net	$1,213,527	$970,189	25.1%

The following tables show the geographic distribution of our loan portfolio in dollar amounts and percentages at the dates indicated:

	San Francisco Bay				Total in State of
	Area (1)		Other California		California		All Other States (2)		Total
	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category
	(Dollars in thousands)
June 30, 2019
Commercial and industrial	$52,468	9.9%	$57,651	13.0%	$110,119	11.4%	$41,743	16.7%	$151,862	12.4%
Real estate:
Residential	54,645	10.3%	44,845	10.1%	99,490	10.3%	29,100	11.7%	128,590	10.5%
Multifamily residential	78,696	14.9%	20,413	4.6%	99,109	10.2%	21,199	8.5%	120,308	9.9%
Owner occupied CRE	161,255	30.5%	142,566	32.2%	303,821	31.3%	61,171	24.5%	364,992	29.9%
Nonowner occupied	167,954	31.8%	168,117	38.0%	336,071	34.6%	81,525	32.6%	417,596	34.2%
Construction and land	12,632	2.4%	3,873	0.9%	16,505	1.7%	13,997	5.6%	30,502	2.5%
Total real estate	527,650		437,465		965,115		248,735		1,213,850
Consumer	377	0.2%	4,682	1.2%	5,059	0.5%	993	0.4%	6,052	0.6%
Total loans	$528,027		$442,147		$970,174		$249,728		$1,219,902

December 31, 2018
Commercial and industrial	$52,093	10.0%	$27,018	13.2%	$79,111	10.9%	$42,744	17.0%	$121,855	12.5%
Real estate:
Residential	$59,722	11.5%	$9,281	4.5%	$69,003	9.5%	$33,705	13.4%	$102,708	10.5%
Multifamily residential	75,632	14.6%	17,872	8.7%	93,504	12.9%	23,678	9.4%	117,181	12.0%
Owner occupied CRE	157,767	30.4%	57,217	28.0%	214,984	29.7%	57,687	22.9%	272,672	27.9%
Nonowner occupied	156,934	30.2%	78,143	38.2%	235,077	32.5%	77,052	30.6%	312,130	32.0%
Construction and land	17,605	3.4%	14,401	7.0%	32,006	4.4%	15,297	6.1%	47,302	4.8%
Total real estate	$467,660		$176,914		$644,574		$207,419		$851,993
Consumer	21	0.0%	561	0.3%	582	0.1%	1,265	0.5%	1,847	0.2%
Total loans	$519,774		$204,493		$724,267		$251,428		$975,695

(1)	Includes Alameda, Contra Costa, Solano, Napa, Sonoma, Marin, San Francisco, San Joaquin, San Mateo and Santa Clara counties.
(2)	Includes loans located primarily in the states of New Mexico and Washington. At June 30, 2019, loans in New Mexico and Washington totaled $98.2 million and $86.9 million, respectively. At December 31, 2018, loans in New Mexico and Washington totaled $111.3 million and $85.1 million, respectively.

Nonperforming assets and nonaccrual loans. Nonperforming assets consists of nonaccrual loans and other real estate owned. Nonperforming assets increased $520,000 or 13.2%, to $4.4 million at June 30, 2019 from $3.9 million at December 31, 2018. The Company had nonaccrual loans totaling $3.8 million, or 0.31% of total loans as compared to $3.1 million or 0.32% of total loans at December 31, 2018. This increase in nonaccrual loans during the first six months of 2019 was primarily related to an increase in a CRE loan secured by farmland of $907,000. At June 30, 2019, accruing loans past due 30 to 89 days totaled $5.0 million, compared to $2.7 million at December 31, 2018. This increase was primarily due to increases in owner-occupied commercial real estate loans of $1.3 million. OREO totaled $627,000 and $801,000 at June 30, 2019 and December 31, 2018, respectively.

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

The following table sets forth the nonperforming loans, nonperforming assets and troubled debt restructured loans as of the dates indicated:

	June 30,	December 31,
	2019	2018
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Commercial and industrial	$2,250	$1,878
Real estate:
Residential	120	654
Multifamily residential	-	-
Owner occupied CRE	1,378	-
Nonowner occupied CRE	74	596
Construction and land	-	-
Total real estate	1,572	1,249
Consumer	-	-
Total nonaccrual loans	3,822	3,128
Real estate owned	627	801
Total nonperforming assets(1)	$4,449	$3,929
More than 90 days past due and still accruing	$597	$-
Troubled debt restructurings – performing	$763	$750
PCI loans	$18,601	$12,804
Nonperforming assets to total assets (1)	0.25%	0.27%
Nonperforming loans to total loans (1)	0.31%	0.32%

(1)	Performing TDRs and loans more than 90 days past due and still accruing interest are not included in nonperforming loans above, nor are they included in the numerators used to calculate this ratio.

Loans under ASC Topic 310-30 are considered performing and are not included in nonperforming assets in the table above. At June 30, 2019 and 2018, and December 31, 2018, we had no credit impaired loans under ASC Topic 310-30 that were 90 days past due and still accruing.

For the three and six months ended June 30, 2019, gross interest income which would have been recorded had the nonaccruing loans been current in accordance with their original terms amounted to approximately $46,000 and $88,000, respectively.

Troubled debt restructured loans. Troubled debt restructurings, also referred to as “TDRs” herein, which are accounted for under ASC Topic 310-40, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a below market interest rate, a reduction in principal, or a longer term to maturity. During the first six months of 2019, there were two loans modified as a TDR totaling $497,000. Both loans were modified during the first quarter of 2019. At June 30, 2019 and December 31, 2018, the Company had TDRs that were performing in accordance with their modified terms of $763,000 and $750,000, respectively. The performing TDR loans are not considered nonperforming assets as they continue to accrue interest despite being considered impaired due to the restructured status.

Potential problem loans. Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which we are monitoring because the financial information of the borrower causes us concerns as to their ability to comply with their loan repayment terms. Potential problem loans, not included in our nonperforming loans, totaled $6.8 million at June 30, 2019.

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

In accordance with acquisition accounting, loans acquired from acquisitions were recorded at their estimated fair value, which resulted in a net discount to the loans contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value and as a result no allowance for loan losses is recorded for acquired loans at the acquisition date, although the discount recorded on the acquired loans is not reflected in the allowance for loan losses, or related allowance coverage ratios. As of June 30, 2019, acquired loans, net of their discounts, totaled $636.6 million compared to $393.8 million at December 31, 2018. The remaining net discount on these acquired loans was $9.3 million and $7.5 million at June 30, 2019 and December 31, 2018, respectively.

Based on the Company’s established comprehensive methodology discussed above, the allowance for loan losses was $5.9 million at June 30, 2019 or 0.48% of total loans and 153.85% of nonperforming loans. This compares to an allowance for loan losses at December 31, 2018 of $5.1 million 0.53% of total loans and 164.32% of nonperforming loans.

The following table presents an analysis of changes in the allowance for loan losses for the periods indicated:

	June 30,	December 31,
	2019	2018
	(Dollars in thousands)
Allowance, beginning of period	$5,140	$4,215
Provisions for loan losses	722	1,842
Recoveries:
Commercial and industrial	39	189
Residential	-	-
Owner occupied CRE	-	-
Nonowner occupied CRE	-	-
Consumer	-	-
Total recoveries	39	189
Charge-offs:
Commercial and industrial	-	(1,106)
Residential	-	-
Owner occupied CRE	-	-
Nonowner occupied CRE	(17)	-
Consumer	(4)	-
Total charge-offs	(21)	(1,106)
Net recoveries (charge-offs)	18	(917)
Balance at end of period	$5,880	$5,140

Ratios:
Allowance for loan losses as a percentage of total loans	0.48%	0.53%
Allowance for loan losses to total loans excluding PCI loans	0.49%	0.53%
Allowance for loan losses excluding acquired loans (loans not covered by the allowance)	1.01%	0.88%
Allowance for loan losses as a percentage of total nonperforming loans	153.85%	164.32%
Net charge-offs as a percentage of average loans outstanding for the period	0.00%	0.09%

As of June 30, 2019, the Company had $4.6 million in impaired loans, inclusive of $3.8 million of nonperforming loans and $763,000 of performing TDR loans. These impaired loans had a specific allowance for loan losses totaling $19,000 based on their estimated collateral value or discounted expected cash flows. As of December 31, 2018, the Company had $3.9 million in impaired loans, inclusive of $3.1 million of nonperforming loans and $750,000 of performing TDR loans. These impaired loans had a specific allowance for loan losses totaling $10,000 based on their estimated collateral value or discounted expected cash flows.

Management considers the allowance for loan losses at June 30, 2019 to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

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

Premises and Equipment. Premises and equipment decreased $4.6 million, or 41.1%, to $6.6 million at June 30, 2019 from $11.2 million at December 31, 2018. The decrease in premises and equipment was primarily due to the sale of the Oakland, California building with a carrying value of $4.6 million. The Bank leased back 4,021 square feet representing 11.1% of the building’s total square footage for its Oakland branch. In the first quarter 2019, the Bank recorded a $78,000 recovery on the write-down of $600,000 recorded in the second quarter of 2018.

Deposits. Deposits are our primary source of funding and consist of core deposits from the communities served by our branch and office locations. We offer a variety of deposit accounts with a competitive range of interest rates and terms to both consumers and businesses. Deposits include interest-bearing and noninterest bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts. These accounts earn interest at rates established by management based on competitive market factors, management’s desire to increase certain product types or maturities, and in keeping with our asset/liability, liquidity and profitability objectives. Competitive products, competitive pricing and high touch client service are important to attracting and retaining these deposits. Total deposits increased by $247.6 million to $1.5 billion at June 30, 2019 from $1.3 billion at December 31, 2018 primarily due to the Uniti Merger.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offer at the dates indicated.

	June 30,	December 31,
	2019	2018	% Change
	(Dollars in thousands)
Noninterest bearing demand	$538,504	$398,045	35.3%
NOW accounts and savings	248,029	246,288	0.7%
Money market	385,934	398,081	-3.1%
Time deposits - $250,000 or less	189,842	117,653	61.4%
Time deposits - more than $250,000	143,073	97,701	46.4%
Total deposits	$1,505,382	$1,257,768	19.7%

Borrowings. At June 30, 2019, our borrowings totaled $8.2 million consisting of junior subordinated deferrable interest debentures assumed in connection with our acquisitions. Although deposits are our primary source of funds, we may from time to time utilize borrowings as a cost effective source of funds when they can be invested at a positive interest rate spread, for additional capacity to fund loan demand, or to meet our asset/liability management goals. We are a member of and may obtain advances from the FHLB of San Francisco, which is part of the Federal Home Loan Bank System. The eleven regional Federal Home Loan Banks provide a central credit facility for their member institutions. These advances are provided upon the security of certain of our mortgage loans and mortgage-backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At June 30, 2019 and December 31, 2018, we had no FHLB advances outstanding and the ability to borrow up to $371.0 million and $369.6 million, respectively.

In addition to FHLB advances, we may also utilize Fed Funds purchased from correspondent banks as a source of short-term funding. At June 30, 2019 and December 31, 2018, we had a total of $65.0 million and $55.0 million, respectively, in federal funds lines available from third-party financial institutions and no balances outstanding at these dates.

We are required to provide collateral for certain local agency deposits. As of June 30, 2019 and December 31, 2018, the FHLB had issued a letter of credit on behalf of the Bank totaling $1.0 million and $11.5 million as collateral for local agency deposits, respectively.

Shareholders’ equity. Shareholders’ equity increased $33.9 million, or 16.8%, to $234.6 million at June 30, 2019 from $200.8 million at December 31, 2018. This increase was primarily due to the issuance of $24.9 million in common stock in the Uniti Merger, net income of $7.2 million for the six months ended June 30, 2019, and a decrease in accumulated other comprehensive loss to a gain, net of tax of $1.4 million primarily due to improvements in the fair market value of our available-for-sale investments. The Company does not pay a regular cash dividend.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2019 and 2018

Earnings summary. Net income was $2.2 million for the three months ended June 30, 2019, compared to $4.3 million for the three months ended June 30, 2018, a decrease of $2.1 million or 48.8%. Net income for the six months ended June 30, 2019 was $7.2 million compared to net income of $8.4 million for the six months ended June 30, 2018, a decrease of $1.2 million or 14.3%. The decrease in net income between the periods was primarily the result of $4.1 million of acquisition expenses related to the Uniti Merger during the three months ended June 30, 2019.

Diluted earnings per share were $0.20 for the three months ended June 30, 2019, a decrease of $0.25 from diluted earnings per share of $0.45 for the three months ended June 30, 2018. Diluted earnings per share were $0.64 for the six months ended June 30, 2019, a decrease of $0.35 from diluted earnings per share of $0.99 for the six months ended June 30, 2018.

The Company’s efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income before provision for loan losses plus noninterest income, was 79.73% and 69.05% for the three and six months ended June 30, 2019, compared to 57.39% and 58.21% for the three and six months ended June 30, 2018. The change in the efficiency ratio for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 was attributable primarily to the increase in noninterest expense that was driven in large part by the Uniti and BFC Mergers partially offset by the increase in net interest income and noninterest income.

Interest income. Total interest income for the three and six months ended June 30, 2019 was $17.9 million and $34.3 million, compared to $13.8 million and $27.3 million for the three and six months ended June 30, 2018, an increase of $4.1 million and $7.0 million, respectively. The increase in interest income was primarily due to an increase in average interest earning assets, principally loans, which was driven primarily by the Uniti and BFC Mergers. Average interest earning assets increased $267.5 million and $242.7 million or 21.8% and 20.2% for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. Loan interest, including fees on loans increased $3.0 million during the three months ended June 30, 2019 as compared to this same period in 2018 primarily as a result of a $169.2 million increase in the average loan balance and a 19 basis point increase in the average loan yield. During the six months ended June 30, 2019 compared to this same period in 2018, loan interest, including fees on loans increased $4.3 million primarily as a result of a $122.2 million increase in the average outstanding loan balance and a 15 basis point increase in the average loan yield. The average yield on loans for the three and six months ended June 30, 2019 was 5.59% and 5.63% compared to 5.40% and 5.48% for the same periods last year. Interest income on loans for the quarters ended June 30, 2019 and June 30, 2018 included $881,000 and $644,000, respectively, in accretion of purchase accounting fair value adjustments on acquired loans including the recognition of revenue from purchase credit impaired loans in excess of discounts. Interest income on loans for the six months ended June 30, 2019 included $1.7 million in accretion of purchase accounting fair value adjustments on acquired loans, compared to $1.8 million for the six months ended June 30, 2018. The accretion of the net discount on acquired loans increased the average yield on loans by 33 basis points and 19 basis points during the second quarter of 2019 and 2018, respectively and for the six months ended June 30, 2019 and 2018, the increase was 33 basis points and 37 basis points, respectively. The incremental accretion and the impact on loan yield will change during any period based upon the volume of prepayments, but it is expected to decrease over time as the balance of the net discount declines. The remaining net discount on these purchased loans was $9.3 million and $7.1 million at June 30, 2019 and 2018, respectively.

Interest income on interest-earning deposits increased $622,000 as a result of a $37.5 million increase in the average balance of interest earning deposits and a 0.55% increase in the average yield on interest-earning deposits to 2.50% for the three months ended June 30, 2019 from 1.95% for the three months ended June 30, 2018. Interest income on interest earning deposits increased $1.7 million as a result of a $60.5 million increase in the average balance of interest earning deposits and a 73 basis point increase in the average yield on interest earning deposits to 2.51% for the six months ended June 30, 2019 from 1.78% for same period last year.

Interest income on investment securities available for sale increased $757,000 as a result of a $58.9 million increase in the average balance of investment securities and to a lesser extent, a 205 basis point increase in the average yield for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. Interest income on investment securities increased $1.2 million primarily as a result of a $58.3 million increase in the average balance of investment securities for the six months ended June 30, 2019 as compared to the same period a year ago.

Interest expense. Interest expense for the three months ended June 30, 2019 and 2018, increased by $779,000 or 6.8%, to $1.9 million at June 30, 2019 compared to the same period last year. The average cost of interest bearing liabilities increased 23 basis points to 0.82% for the three months ended June 30, 2019 from 0.59% for the three months ended June 30, 2018. Total average interest bearing liabilities increased by $169.0 million, or 21.7%, to $947.1 million for the three months ended June 30, 2019 from $770.2 million for the same period last year primarily due to the BFC and Uniti Mergers. Interest expense increased by $1.1 million, or 49.5%, to $3.4 million for the six months ended June 30, 2019 from $2.3 million for the six months ended June 30, 2018. The average cost of interest bearing liabilities increased twenty basis points to 0.79% for the six months ended June 30, 2019 from 0.59% for the same period last year. Total average interest-bearing liabilities increased by $95.3 million, or 12.2%, to $878.0 million for the six months ended June 30, 2019 from $782.7 million for the six months ended June 30, 2018.

Interest expense on deposits increased $758,000, or 74.0%, to $1.8 million during the three months ended June 30, 2019 from $1.0 million for the same period in 2018 primarily due to higher market interest rates over the last year and higher interest rates paid on deposits acquired in the Uniti Merger compared to our legacy deposit base. The average rate paid on interest bearing deposits increased to 0.76% for the three months ended June 30, 2019 from 0.53% for the three months ended June 30, 2018. Interest expense on deposits increased $1.1 million, or 56.1%, to $3.1 million during the six months ended June 30, 2019 from $2.0 million the same period in 2018. The average rate paid on interest bearing deposits decreased to 0.73% for the nine months ended June 30, 2018 from 0.52% for the nine months ended June 30, 2017. The impact of the higher market interest rates was partially reduced by an increase of $77.3 million or 21.8% increase in the average balance of noninterest bearing deposits to $432.2 million for the three months ended June 30, 2019 compared to $354.9 million for the same period in 2018 due primarily to the Uniti Merger. Non-interest bearing deposits totaled $538.5 million, or 35.8% of total deposits, at June 30, 2019 compared to $346.2 million, or 30.4% of total deposits, at June 30, 2018.

Net interest income. Net interest income increased $3.4 million, or 27.1%, to $16.0 million for the three months ended June 30, 2019 compared to $12.6 million for the three months ended June 30, 2018. The Company’s net interest margin was 4.29% for the three months ended June 30, 2019 compared to 4.11% for the same quarter a year ago. The increase in net interest margin during the second quarter of 2019 compared to the same quarter a year earlier is the result of a higher yield on total loans and an increase in lower yielding cash and investments partially offset by a higher cost of funds. Net interest margin is enhanced by the amortization of acquisition accounting discounts on loans acquired in the acquisitions. Accretion of acquisition accounting discounts on loans and the recognition of revenue from purchase credit impaired loans in excess of discounts increased our net interest margin by 33 basis points and 19 basis points during the three months ended June 30, 2019 and 2018, respectively. The average yield on interest earning assets for the three months ended June 30, 2019 was 4.81%, a 32 basis point increase from the three months ended June 30, 2018, due to the higher accretion on acquired loans. The average cost of interest-bearing liabilities for the three months ended June 30, 2019 was 0.82%, up 23 basis points from the 0.59% cost of funds for the nine months ended June 30, 2017, due primarily to an increase in market interest rates.

Net interest income increased $5.9 million, or 23.5%, to $30.9 million for the six months ended June 30, 2019 compared to $25.0 million for the six months ended June 30, 2017. Net interest margin for the six months ended June 30, 2019 increased by 12 basis points to 4.31% from 4.19% for the same period in 2018. Accretion of acquisition accounting discounts on loans and the recognition of revenue from purchase credit impaired loans in excess of discounts increased our net interest margin by 33 basis points and 26 basis points during the six months ended June 30, 2019 and 2018, respectively. The average yield on interest earning assets for the six months ended June 30, 2019 was 4.78%, a 20 basis point increase from the six months ended June 30, 2018, due to higher accretion on acquired loans. The average cost of interest-bearing liabilities for the six months ended June 30, 2019 was 0.79%, up 20 basis points from the 0.59% cost of funds during the six months ended June 30, 2018, due primarily to higher market interest rates.

Average Balances, Interest and Average Yields/Cost. The following tables present, for the periods indicated, information about (i) average balances, the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average yields; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin. Yields have been calculated on a pre-tax basis.

	Three months ended June 30,
	2019			2018
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield	Balance (1)	Interest	Yield
	(Dollars in thousands)
Interest earning assets:
Interest earning deposits	$319,577	$1,990	2.50%	$282,025	$1,328	1.89%
Investments available-for-sale	100,087	930	3.73%	41,183	213	2.07%
FHLB Stock	6,090	92	6.06%	5,029	87	6.94%
FRB Stock	4,163	62	5.97%	3,353	50	5.98%
Total loans	1,066,486	14,874	5.59%	897,315	12,073	5.40%
Total interest earning assets	1,496,403	17,948	4.81%	1,228,905	13,751	4.49%
Noninterest earning assets	101,353			69,268
Total average assets	$1,597,756			$1,298,173

Interest bearing liabilities:
Savings	$56,690	$20	0.14%	$37,742	$8	0.09%
Interest bearing checking	193,195	33	0.07%	165,059	35	0.09%
Money market	430,102	643	0.60%	345,463	445	0.52%
Certificates of deposit	258,943	1,086	1.68%	221,978	537	0.97%
Total deposit accounts	938,930	1,782	0.76%	770,242	1,025	0.53%
Other Borrowings	8,192	148	7.25%	7,915	126	6.39%
Total interest bearing liabilities	947,122	1,930	0.82%	778,157	1,151	0.59%
Noninterest bearing liabilties	432,199			354,913
Total average liabilities	1,379,321			1,133,070
Average equity	218,435			165,103
Total average liabilities and equity	$1,597,756			$1,298,173
Net interest income		$16,018			$12,600
Interest rate spread (2)			3.99%			3.89%
Net interest margin (3)			4.29%			4.11%

Ratio of average interest earning assets to average interest bearing liabilities			157.99%			157.93%

(1)	Average balances are average daily balances
(2)	Interest rate spread is calculated as the average rate earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(3)	Net interest margin is calculated as net interest income divided by total average earning assets.

	Six months ended June 30,
	2019			2018
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield	Balance (1)	Interest	Yield
	(Dollars in thousands)
Interest earning assets:
Interest earning deposits	$319,495	$3,979	2.51%	$259,003	$2,235	1.74%
Investments available-for-sale	98,901	1,595	3.25%	40,559	416	2.07%
FHLB Stock	5,627	184	6.59%	4,901	180	7.41%
FRB Stock	4,130	123	6.01%	3,181	119	7.54%
Total loans	1,017,792	28,424	5.63%	895,588	24,353	5.48%
Total interest earning assets	1,445,945	34,305	4.78%	1,203,232	27,303	4.58%
Noninterest earning assets	95,436			67,222
Total average assets	$1,541,381			$1,270,454

Interest bearing liabilities:
Savings	$54,531	$30	0.11%	$37,554	$16	0.09%
Interest bearing checking	195,448	67	0.07%	162,828	68	0.08%
Money market	384,537	1,200	0.63%	349,786	858	0.49%
Certificates of deposit	235,345	1,831	1.57%	222,899	1,062	0.96%
Total deposit accounts	869,861	3,128	0.73%	773,067	2,004	0.52%
Other Borrowings	8,183	294	7.25%	9,645	285	5.96%
Total interest bearing liabilities	878,044	3,422	0.79%	782,712	2,289	0.59%
Noninterest bearing liabilties	452,106			344,399
Total average liabilities	1,330,150			1,127,111
Average equity	211,231			143,343
Total average liabilities and equity	$1,541,381			$1,270,454
Net interest income		$30,883			$25,014
Interest rate spread (2)			4.00%			3.99%
Net interest margin (3)			4.31%			4.19%
Ratio of average interest earning assets to average interest bearing liabilities			164.68%			153.73%

(1)	Average balances are average daily balances
(2)	Interest rate spread is calculated as the average rate earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(3)	Net interest margin is calculated as net interest income divided by total average earning assets.

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

The following table sets forth the effects of changing rates and volumes on our net interest income during the periods shown:

	Three months ended June 30,			Six months ended June 30,
	2019 compared to 2018			2019 compared to 2018
	Increase/(Decrease)			Increase/(Decrease)
	Attributable to			Attributable to
	Rate	Volume	Total	Rate	Volume	Total
	(Dollars in thousands)			(Dollars in thousands)
Interest earning assets:
Interest bearing deposits	$427	$235	$662	$970	$774	$1,744
Investments available for sale	170	547	717	230	949	1,179
Other equity securities	(8)	25	17	61	(53)	8
Total loans	428	2,373	2,801	651	3,420	4,071
Total interest income	1,017	3,180	4,197	1,912	5,090	7,002

Interest bearing liabilities:
Savings accounts	$5	$7	12	$6	$8	14
Interest bearing checking	(5)	3	(2)	(3)	2	(1)
Money market accounts	70	128	198	198	144	342
Certificates of deposit	394	155	549	617	152	769
Total deposits	464	293	757	818	306	1,124
Other Borrowings	17	5	22	49	(40)	9
Total interest expense	481	298	779	867	266	1,133
Net interest income	$536	$2,882	$3,418	$1,045	$4,824	$5,869

Provision for loan losses. We recorded a provision for loan losses of $445,000 and $722,000 for the three and six months ended June 30, 2019, compared to a provision for loan losses of $243,000 and $497,000 for the three and six months ended June 30, 2018. The provision is primarily a result of the renewal of acquired loans out of the discounted acquired loan portfolio and net recoveries. We recorded no provision for loan losses for acquired loans related to the acquired non-purchased credit-impaired loans as accounted for in accordance with ASC Topic 310-20 for the three and six months ended June 30, 2019 and 2018. In addition, no additional provisions were recorded on the purchase credit-impaired loans accounted for in accordance with ASC Topic 310-30 during the three and six months ended June 30, 2019 and 2018. We had net recoveries on loans of $30,000 and $18,000 for the three and six months ended June 30, 2019, respectively, compared to net charge-offs of $243,000 and $112,000 during the three and six months ended June 30, 2018, respectively. The ratio of net recoveries to average total loans outstanding was 0.00% for both the three and six months ended June 30, 2019 and the ratio of net charge-offs to average total loans outstanding was 0.00% and 0.02% for the three and six months ended June 30, 2018, respectively. The allowance for loan losses to total loans was 0.48% at June 30, 2019 compared to 0.50% at June 30, 2018. See Comparison of Financial Condition - Allowance for loan losses for additional details.

Noninterest income. Noninterest income for the second quarter of 2019 increased $457,000, or 21.9%, to $2.5 million from $2.1 million in the same quarter in 2018. The increase in noninterest income compared to the same quarter last year was primarily due to a $355,000, or 64.8%, increase in gain on sale of loans. During the three months ended June 30, 2019, the Company sold $7.9 million of SBA loans, which generated a net gain on sale of $903,000 compared to the sale of $7.9 million in SBA loans at a net gain of $548,000 during the three months ended June 30, 2018. Loan servicing fees and other income increased $240,000, or 87.6%, to $514,000 for the six months ended June 30, 2019, compared to $274,000 for the six months ended June 30, 2018 due primarily to growth in our SBA loan servicing portfolio. Service charges and other fees increased $194,000, or 41.4%, due to higher deposit balances and an increase in the number of deposit accounts. Other noninterest income decreased by $553,000, or 69.8%, primarily due to $777,000 of death benefits received under two Bank owned life insurance policies during the three months ended June 30, 2018.

Non-interest income for the six months ended June 30, 2019 increased $851,000, or 22.3%, to $4.7 million from $3.8 million in the same period in 2018. The BFC and Uniti Mergers and organic growth significantly increased our deposit accounts, which resulted in a $481,000 or 52.6%, increase in service charges and other fees for the six months ended June 30, 2019 compared to the same period in 2018. Loan servicing fee and other income increased $405,000, or 78.0%, to $924,000 for the six months ended June 30, 2019, compared to $519,000 for the six months ended June 30, 2018. During the six months ended June 30, 2019, the Company sold $12.2 million of SBA loans, compared to the sale of $16.9 million in SBA loans during the six months ended June 30, 2018 which generated a net gain on sale of $1.2 million for both periods as the decline in loans sold was offset by an increase in the average loan sale margin during the first half of 2019.

The following table details the components of noninterest income for the periods indicated:

			Amount	Percent
	Three months ended June 30,		Increase	Increase
	2019	2018	(Decrease)	(Decrease)
	(Dollars in thousands)
Gain on sale of loans	$903	$548	$355	64.8%
Service charges and other fees	663	469	194	41.4%
Loan servicing fees and other income	514	274	240	87.6%
Gain on sale of premises	109	-	109	100.0%
Gain on sale of OREO	112	-	112	100.0%
Other income	239	792	(553)	-69.8%
Total noninterest income	$2,540	$2,083	$457	43.1%

			Amount	Percent
	Six months ended June 30,		Increase	Increase
	2019	2018	(Decrease)	(Decrease)
	(Dollars in thousands)
Gain on sale of loans	$1,169	$1,199	$(30)	-2.5%
Service charges and other fees	1,396	915	481	52.6%
Loan servicing fees and other income	924	519	405	78.0%
Gain on sale of premises	186	-	186	100.0%
Gain on sale of OREO	112	-	112	100.0%
Other income	873	1,176	(303)	-25.8%
Total noninterest income	$4,660	$3,809	$851	22.3%

Noninterest expense. Noninterest expense for the three months ended June 30, 2019 totaled $14.8 million, an increase of $6.1 million, or 70.9%, compared to $8.7 million for the second quarter of 2018. Non-interest expenses for the second quarter of 2019 included $4.1 million of Uniti acquisition related expenses comprised of $578,000 in severance expenses, $2.7 million in data processing expenses, $535,000 in professional fees and $365,000 in all other expenses. Excluding the Uniti Merger acquisition related expenses, non-interest expenses increased $2.0 million or 23.1%, due primarily to increases of $455,000 in salary and related expenses, including a $78,000 increase in incentive compensation reflecting increased loan sales, $178,000 in marketing expense and $99,000 in data processing costs primarily related to the operating costs related to the additional employees and branches acquired in the BFC and Uniti Mergers.

Noninterest expense for the six months ended June 30, 2019 increased $7.8 million, or 46.3%, to $24.5 million from $16.8 million in the same period in 2018. The increase was primarily due to the $4.1 million of acquisition expenses related to the Uniti Merger, and an additional $2.9 million increase in salary and benefits from an increase in the number of employees due to the Uniti and BFC Mergers. The average full time equivalent employees increased to 262 for the six months ended June 30, 2019 compared to 165 for the same period in 2018. Data processing expense, excluding Uniti Merger related acquisition costs increased $627,000 for the six months ended June 30, 2019 compared to the same period last year primarily due to higher transaction volume reflecting the increase in deposit accounts.

The following table details the components of noninterest expense for the periods indicated:

			Amount	Percent
	Three months ended June 30,		Increase	Increase
	2019	2018	(Decrease)	(Decrease)
	(Dollars in thousands)
Salaries and related benefits	$7,198	$4,547	$2,651	58.3%
Occupancy and equipment	1,064	1,268	(204)	-16.1%
Data processing expense	3,683	615	3,068	498.9%
Other expense	2,850	2,226	624	28.0%
Total noninterest expense	$14,795	$8,656	$6,139	70.9%

			Amount	Percent
	Six months ended June 30,		Increase	Increase
	2019	2018	(Decrease)	(Decrease)
	(Dollars in thousands)
Salaries and related benefits	$13,161	$9,461	$3,700	39.1%
Occupancy and equipment	2,174	2,243	(69)	-3.1%
Data processing expense	4,607	1,323	3,284	248.2%
Other expense	4,601	3,752	849	22.6%
Total noninterest expense	$24,543	$16,779	$7,764	46.3%

Income taxes. Income tax expense decreased $405,000 and $80,000, or 27.1% and 2.5%, to $1.1 million and $1.5 million for the three and six months ended June 30, 2019 compared to $1.5 million and $3.2 million for the three and six months ended June 30, 2018, reflecting the decline in pre-tax income. The Company’s effective tax rate was 32.9% and 30.3% for the three and six months ended June 30, 2019 compared to 29.4% for both the three and six months ended June 30, 2018. The increase in the Company’s effective tax rate during the three and six months ended June 30, 2019 compared to the same period in 2018 was primarily due to an increase in the amount of nondeductible acquisition related costs in the Uniti Merger.

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

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of June 30, 2019, the Bank had an available borrowing capacity of $371.0 million with the FHLB of San Francisco, and Federal Funds lines with available commitments totaling $65.0 million with five correspondent banks. There are no amounts outstanding under these facilities at June 30, 2019 and December 31, 2018. Additionally, the Company classifies its securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our security portfolio is of high quality and the securities would therefore be marketable.

We use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. Loan commitments and letters of credit were $121.4 million and $101.1 million at June 30, 2019 and December 31, 2018, certificates of deposit scheduled to mature in one year or less at June 30, 2019, totaled $270.9 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that most of our maturing certificates of deposit will remain with us.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $2.2 million for the six months ended June 30, 2019. Net cash provided by operating activities was $3.3 million for the six months ended June 30, 2018. During the six months ended June 30, 2019, net cash provided by investing activities, which consists primarily of net change in loans receivable and purchases, sales and maturities of investment securities, was $44.0 million. During this same period in 2018, net cash used in investing activities was $29.5 million. Net cash used in financing activities, which is comprised primarily of net change in deposits was $18.2 million for the first six months of 2019. During this same period in 2018, net cash provided by financing activities was $94.6 million for the six months ended June 30, 2018.

Baycom Corp is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders, funds paid out for Company stock repurchases, and payments on trust-preferred securities and subordinated debt held at the Company level. The Company has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At June 30, 2019, the Company on an unconsolidated basis had liquid assets of $3.9 million.

The Bank, as a state-chartered, federally insured savings bank, and member of the Federal Reserve is subject to the capital requirements established by the Federal Reserve. The Federal Reserve requires the Bank to maintain capital adequacy that generally parallels the FDIC requirements. The capital adequacy requirements are quantitative measures established by regulation that require the Bank to maintain minimum amounts and ratios of capital. The FDIC requires the Bank to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 Leverage Capital to average assets. Consistent with our goal to operate a sound and profitable organization, our policy is for the Bank to maintain “well-capitalized” status under the Federal Reserve regulations. Based on capital levels at June 30, 2019, the Bank was considered to be well-capitalized.

As a bank holding company registered with the Federal Reserve, BayCom Corp is subject to the capital adequacy requirements of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis, and the Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations. If BayCom Corp were subject to regulatory capital guidelines for bank holding companies with $3.0 billion or more in assets at June 30, 2019, BayCom Corp would have exceeded all regulatory capital requirements.

The table below shows the capital ratios under the Basel III capital framework as of the dates indicated:

	At June 30, 2019		At December 31, 2018
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Leverage Ratio
BayCom Corp	$198,177	11.35%	$177,573	12.11%
Minimum requirement for "Well-Capitalized"	87,330	5.00%	73,337	5.00%
Minimum regulatory requirement	69,864	4.00%	58,670	4.00%

United Business Bank	201,766	11.55%	147,209	10.04%
Minimum requirement for "Well-Capitalized"	87,330	5.00%	73,328	5.00%
Minimum regulatory requirement	69,864	4.00%	58,663	4.00%

Common Equity Tier 1 Ratio
BayCom Corp	198,177	15.94%	177,573	17.63%
Minimum requirement for "Well-Capitalized"	80,831	6.50%	65,466	6.50%
Minimum regulatory requirement	55,960	4.50%	45,322	4.50%

United Business Bank	201,766	16.22%	147,209	14.63%
Minimum requirement for "Well-Capitalized"	80,831	6.50%	65,424	6.50%
Minimum regulatory requirement	55,960	4.50%	45,293	4.50%

Tier 1 Risk-Based Capital Ratio
BayCom Corp	206,378	16.60%	185,734	18.44%
Minimum requirement for "Well-Capitalized"	99,485	8.00%	80,573	8.00%
Minimum regulatory requirement	74,613	6.00%	60,430	6.00%

United Business Bank	201,766	16.22%	147,209	14.63%
Minimum requirement for "Well-Capitalized"	99,485	8.00%	80,522	8.00%
Minimum regulatory requirement	74,613	6.00%	60,391	6.00%

Total Risk-Based Capital Ratio
BayCom Corp	212,633	17.10%	191,204	18.98%
Minimum requirement for "Well-Capitalized"	124,356	10.00%	100,716	10.00%
Minimum regulatory requirement	99,485	8.00%	80,573	8.00%

United Business Bank	208,021	16.73%	152,679	15.17%
Minimum requirement for "Well-Capitalized"	124,356	10.00%	100,652	10.00%
Minimum regulatory requirement	99,485	8.00%	80,522	8.00%

In addition to the minimum capital ratios, the Bank has to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital greater than 2.5% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. As of June 30, 2019, the Bank’s conservation buffer was 8.58%.

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

For information about our loan commitments, unused lines of credit and standby letters of credit, see Note 15 - Commitment and Contingencies in the Notes to the Condensed Consolidated Financial Statements included in “Item 1 - Financial Statements” within this report.

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

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures as defined in Rule 13a 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of June 30, 2019 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that based on their evaluation at June 30, 2019, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to BayCom Corp’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(b)	Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2019, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, the Company occasionally becomes involved in various legal proceedings. In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s 2018 Annual Report, filed with the Securities and Exchange Commission on March 19, 2019. As of June 30, 2019, the risk factors of the Company have not changed materially from those disclosed in the 2018 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	Not applicable

Item 3.	Defaults of Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6. Exhibits

2.1	Agreement and Plan of Merger by and between BayCom Corp and TIG Bancorp dated June 28, 2019. (1)
2.2	Agreement and Plan of Merger by and between BayCom Corp and Uniti Financial Corporation dated December 7, 2018. (2)
2.3	Agreement and Plan of Merger, between BayCom Corp, BC Merger Company, United Business Bank, Bethlehem Financial Corporation, and MyBank dated as of August 10, 2018.(3)
3.1	Articles of Incorporation of BayCom Corp.(4)
3.2	Amended and Restated Bylaws of BayCom Corp. (4)
4.1	Form of common stock certificate of BayCom Corp.(4)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

(1)	Incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on July 1, 2019 (File No. 001-38483).
(2)	Incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on December 10, 2018 (File No. 001-38483).
(3)	Incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on August 13, 2018 (File No. 001-38483).
(4)	Incorporated herein by reference to the Registration Statement on Form S-1 filed on April 11, 2018 (File No. 333-224236).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BAYCOM CORP
Registrant

Date: August 9, 2019	By:	/s/ George Guarini
George Guarini
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2019	By:	/s/ Keary Colwell
Keary Colwell
Senior Executive Vice President
Chief Financial Officer and Chief Administrative Officer
(Principal Financial and Accounting Officer)

