Form 10-Q
period 2019-09-30
BayCom Corp
filed 2019-11-12
CIK 1730984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 12, 2019 there were 12,937,419 shares of the registrant’s common stock outstanding.

BAYCOM CORP

QUARTERLY REPORT ON FORM 10-Q

As used throughout this report, the terms “we,” “our,” “us,” “BayCom,” or the “Company” refer to BayCom Corp and its consolidated subsidiary, United Business Bank, which we sometimes refer to as the “Bank,” unless the context otherwise requires.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for per share data)

(unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Cash and due from banks	$25,584	$20,846
Federal funds sold	311,494	302,735
Cash and cash equivalents	337,078	323,581

Interest bearing deposits in banks	2,483	3,980
Investment securities available-for-sale	99,017	99,796
Federal Home Loan Bank (“FHLB”) stock, at par	7,174	5,162
Federal Reserve Bank (“FRB”) stock, at par	4,169	4,081
Loans held for sale	5,366	855
Loans, net of allowance for loan losses of $6,360 and $5,140 at September 30, 2019 and December 31, 2018, respectively	1,225,321	970,189
Premises and equipment, net	6,702	11,168
Other real estate owned (“OREO”)	635	801
Core deposit intangible	6,594	7,205
Cash surrender value of bank owned life insurance (“BOLI”) policies, net	20,086	19,602
Right-of-use assets (“ROU”)	10,185	-
Goodwill	26,449	14,594
Interest receivable and other assets	19,451	17,381
Total Assets	$1,770,710	$1,478,395

LIABILITIES AND SHAREHOLDERS’ EQUITY

Noninterest and interest bearing deposits	$1,498,194	$1,257,768
Lease liabilities	10,387	-
Salary continuation plan	3,551	3,338
Interest payable and other liabilities	9,472	8,375
Junior subordinated deferrable interest debentures, net	8,221	8,161
Total liabilities	1,529,825	1,277,642

Commitments and contingencies (Note 15)

Shareholders’ equity
Preferred stock - no par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - no par value; 100,000,000 shares authorized; 12,061,616 and 10,869,275 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	174,942	149,248
Additional paid in capital	287	287
Accumulated other comprehensive income (loss), net of tax	1,604	(103)
Retained earnings	64,052	51,321
Total shareholders’ equity	240,885	200,753
Total Liabilities and Shareholders’ Equity	$1,770,710	$1,478,395

The accompanying notes are an integral part of the condensed consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per share data)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest income:
Loans, including fees	$17,524	$12,044	$46,194	$36,398
Investment securities and interest bearing deposits in banks	2,662	2,107	7,990	4,757
FHLB dividends	141	86	325	266
FRB dividends	63	50	186	169
Total interest and dividend income	20,390	14,287	54,695	41,590

Interest expense:
Deposits	2,493	1,179	5,623	3,183
Other borrowings	140	93	433	378
Total interest expense	2,633	1,272	6,056	3,561
Net interest income	17,757	13,015	48,639	38,029

Provision for loan losses	479	1,081	1,201	1,578
Net interest income after provision for loan losses	17,278	11,934	47,438	36,451

Noninterest income:
Gain on sale of loans	689	424	1,782	1,623
Service charges and other fees	605	509	2,000	1,424
Loan servicing fees and other income	443	312	1,367	831
Gain on sale of premises	-	-	187	-
Gain on sale of OREO	-	-	112	-
Other income	377	393	1,326	1,569
Total noninterest income	2,114	1,638	6,774	5,447

Noninterest expense:
Salaries and employee benefits	7,440	5,342	20,600	14,670
Occupancy and equipment	1,396	976	3,570	3,219
Data processing	1,036	526	5,643	1,849
Other expense	1,792	1,573	6,394	5,458
Total noninterest expense	11,664	8,417	36,207	25,196
Income before provision for income taxes	7,728	5,155	18,005	16,702

Provision for income taxes	2,165	1,637	5,274	4,827
Net income	$5,563	$3,518	$12,731	$11,875

Earnings per common share:
Basic earnings per common share	$0.46	$0.31	$1.11	$1.30
Weighted average shares outstanding	12,061,616	10,869,275	11,450,108	9,295,274

Diluted earnings per common share	$0.46	$0.31	$1.11	$1.30
Weighted average shares outstanding	12,061,616	10,869,275	11,450,108	9,295,274

The accompanying notes are an integral part of the condensed consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except for per share data)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$5,563	3,518	$12,731	$11,875
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale securities	446	(301)	2,391	(1,106)
Deferred tax (expense) benefit	(128)	89	(684)	327
Other comprehensive income (loss), net of tax	318	(212)	1,707	(779)
Total comprehensive income	$5,881	$3,306	$14,438	$11,096

The accompanying notes are an integral part of the condensed consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except for per share data)

(unaudited)

					Accumulated
		Common	Additional		Other	Total
	Number of	Stock	Paid in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income/(Loss)	Equity
Balance, December 31, 2017	7,496,995	$81,307	$287	$36,828	$213	$118,635
Net income				4,069		4,069
Other comprehensive loss, net					(282)	(282)
Restricted stock granted	15,232
Stock based compensation		146				146
Balance, March 31, 2018	7,512,227	81,453	287	40,897	(69)	122,568
Net income				4,288		4,288
Other comprehensive loss, net					(285)	(285)
Restricted stock granted	78,148
Stock based compensation		308				308
Initial public offering, net	3,278,900	66,761				66,761
Balance, June 30, 2018	10,869,275	148,522	287	45,185	(354)	193,640
Net income				3,518		3,518
Other comprehensive loss, net					(212)	(212)
Stock based compensation		364				364
Balance, September 30, 2018	10,869,275	148,886	287	48,703	(566)	197,310
Net income				2,618		2,618
Other comprehensive income, net					463	463
Stock based compensation		362				362
Balance, December 31, 2018	10,869,275	149,248	287	51,321	(103)	200,753
Net income				4,941		4,941
Other comprehensive income, net					597	597
Restricted stock granted	22,289
Stock based compensation		120				120
Balance, March 31, 2019	10,891,564	149,368	287	56,262	494	206,411
Net income				2,227		2,227
Other comprehensive income, net					792	792
Restricted stock granted	45,696
Stock based compensation		320				320
Stock issued in acquisition	1,115,006	24,887				24,887
Balance, June 30, 2019	12,052,266	174,575	287	58,489	1,286	234,637
Net income				5,563		5,563
Other comprehensive income, net					318	318
Restricted stock granted	9,350
Stock based compensation		367				367
Balance, September 30, 2019	12,061,616	$174,942	$287	$64,052	$1,604	$240,885

The accompanying notes are an integral part of the condensed consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except for per share data)

(unaudited)

	Nine months ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net income	$12,731	$11,875
Adjustments to reconcile net income to net cash provided by
operating activities:
Increase in deferred tax asset	(1,148)	(583)
Accretion on acquired loans	(2,683)	(2,377)
Gain on sale of loans	(1,782)	(1,623)
Proceeds from sale of loans	24,317	23,409
Loans originated for sale	(33,551)	(31,524)
Write-down on premises	-	600
Gain on sale of premises	(187)	-
Gain on sale of OREO	(112)	-
Accretion on junior subordinated debentures	60	41
Increase in cash surrender value of life insurance policies	(484)	(231)
Provision for loan losses	1,201	1,578
Amortization/accretion of premium/discount on investment securities	340	345
Depreciation and amortization	859	693
Core deposit intangible amortization	1,177	868
Stock based compensation expense	807	818
Increase (decrease) in deferred loan origination fees, net	212	(88)
(Increase) decrease in interest receivable and other assets	(6,889)	281
Increase (decrease) in salary continuation plan, net	213	(789)
Increase (decrease) in interest payable and other liabilities	10,300	(1,535)
Net cash provided by operating activities	5,381	1,758

Cash flows from investing activities:
Maturity of interest bearing deposits in banks	1,497	743
Purchase of investment securities	(13,260)	(39,255)
Proceeds from the maturity and repayment of investment securities	21,173	8,627
Purchase of Federal Home Loan Bank stock	(477)	(325)
Purchase of Federal Reserve Bank stock	(88)	(370)
Proceeds from death benefit on BOLI investment	-	1,382
Net decrease in loans	29,362	2,674
Funds due Small Business Administration (“SBA”) participant	-	1,591
Proceeds from sale of premises	4,961	-
Proceeds from sale of OREO	354	-
Purchase of equipment and leasehold improvements	(704)	(638)
Net cash paid in acquisition	(9,342)	-
Net cash provided by (used in) investing activities	33,476	(25,571)

Cash flows from financing activities:
Net (decrease) increase in noninterest and interest bearing deposits	(10,410)	51,893
Net decrease in time deposits	(14,950)	(25,477)
Decrease in other borrowings	-	(6,000)
Proceeds from initial public offering, net	-	66,761
Net cash (used in) provided by financing activities	(25,360)	87,177
Increase in cash and cash equivalents	13,497	63,364
Cash and cash equivalents at beginning of period	323,581	249,853

Cash and cash equivalents at end of period	$337,078	$313,217

The accompanying notes are an integral part of the condensed consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(In thousands, except for per share data)

(unaudited)

	Nine months ended
	September 30,
	2019	2018
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$4,745	$3,608
Income tax, net of refunds	4,866	4,572

Non-cash investing activities:
Change in unrealized gain (loss) on available-for-sale securities, net of tax	$1,707	$(779)
Transfer of loans to OREO	-	362
Recognition of ROU	11,411	-
Recognition of lease liability	11,727	-

Acquisition:
Assets acquired, net of cash received	$289,546	$-
Liabilities assumed	267,172	-
Cash consideration	37,814	-
Common stock issued	24,887	-
Goodwill	11,855	-

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

On October 21, 2019, the Company completed its acquisition of TIG Bancorp (“TIG”) pursuant to an Agreement and Plan of Merger, dated June 28, 2019 (the “Merger Agreement”), by and between BayCom and TIG. Under the terms of the Merger Agreement, TIG merged with and into BayCom (the “Merger”), with BayCom as the surviving corporation in the Merger. Immediately following the Merger, First State Bank of Colorado, a wholly-owned subsidiary of TIG, merged with and into United Business Bank, a wholly-owned subsidiary of BayCom (the “Bank Merger”), with United Business Bank as the surviving bank in the Bank Merger. Upon completion of the TIG acquisition, the Bank now has 32 full service offices and has expanded its franchise into the State of Colorado.

Lease Accounting

On January 1, 2019, the Company adopted the new accounting standards that require lessees to recognize operating leases on the Consolidated Balance Sheets as right-of-use assets and lease liabilities based on the value of the discounted future lease payments. Lessor accounting is largely unchanged. Expanded disclosures about the nature and terms of lease agreements are required prospectively and are included in Note 7 - Premises and Equipment. The Company elected to retain prior determinations of whether an existing contract contains a lease and how the lease should be classified. The recognition of leases existing on January 1, 2019 did not require an adjustment to beginning retained earnings. Upon adoption, the Company recognized right-of-use assets and lease liabilities of $7.8 million and $8.2 million, respectively. Adoption of the standard did not have a significant effect on the Company’s regulatory capital measures.

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

All of the Company’s revenue from contracts with customers in scope of ASC 606 is recognized in noninterest income and included in our commercial and consumer banking segment. For the three and nine months ended September 30, 2019, the Company recognized $65,000 and $254,000 in deposit fees, and $44,000 and $129,000 in debit card interchange fees considered in scope of ASC 606, respectively. There was a total of $2.0 million and $6.4 million of noninterest income considered not in scope of ASC 606 for the three and nine months ended September 30, 2019.

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

Subsequent Events

Management has evaluated subsequent events for potential recognition and disclosure through November 12, 2019, the date the financial statements were issued. Expanded disclosures about the nature and terms of subsequent events are included in Note 16 – Subsequent Events.

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

The amendments in these ASUs are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, assuming the adoption of an ASU implementing the FASB board decision in October 2019 extending the adoption date for certain registrants, including the Company, with early adoption permitted. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is reviewing the requirements of these ASUs and expects to begin developing and implementing processes and procedures to ensure it is fully compliant with the amendments at the adoption date. Upon adoption, the Company expects changes in the processes and procedures used to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The new guidance may result in an increase in the allowance for loan losses which will also reflect the new requirement to include the nonaccretable principal differences on purchased credit-impaired loans; however, the Company is still in the process of determining the magnitude of the change and its impact on the Company's consolidated financial statements.

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

NOTE 3 - ACQUISITIONS

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

The following table summarizes the fair value of the assets acquired and liabilities assumed at the acquisition date:

	Uniti Merger	BFC Merger
	completed	completed
	May 24, 2019	November 30, 2018
Fair value of assets:
Cash and due from banks	$6,392	$4,932
Federal funds sold	22,080	9,346
Total cash and cash equivalents	28,472	14,278

Investment securities available-for-sale	5,096	56,198
FHLB stock, at par	1,535	154
FRB stock, at par	-	173
Loans, net	276,719	75,384
Premises and equipment, net	463	3,291
OREO	76	1,066
Core deposit intangible	566	3,604
Cash surrender value of bank owned life insurance policies, net	-	2,937
Servicing assets	1,824	-
Interest receivable and other assets	3,267	735
Total assets acquired	318,018	157,820

Liabilities:
Deposits
Noninterest bearing	143,082	97,771
Interest bearing	122,704	37,711
Total deposits	265,786	135,482

Interest payable and other liabilities	1,386	329
Junior subordinated deferrable interest debentures, net	-	2,715
Total liabilities assumed	267,172	138,526

Cash consideration	37,814	23,523
Common stock issued	24,887	-
Goodwill	$11,855	$4,229

The following table presents the net assets acquired and the estimated fair value adjustments, which resulted in goodwill at the acquisition date:

	Uniti Merger	BFC Merger
	completed	completed
	May 24, 2019	November 30, 2018
Book value of net assets acquired	$47,445	$16,201
Fair value adjustments:
Investments available-for-sale	-	(382)
Loans, net	4,617	284
Premises and equipment, net	-	668
Write-down on OREO	(32)	(229)
Core deposit intangible	566	3,604
Deferred tax assets	(695)	(1,176)
Write-down on servicing assets	(805)	-
Time deposits	(250)	(54)
Junior subordinated deferrable interest debentures, net	-	378
Total purchase accounting adjustments	3,401	3,093
Fair value of net assets acquired	50,846	19,294

Price paid:
Cash paid	37,814	23,523
Common stock issued	24,887	-
Total price paid	62,701	23,523
Goodwill	$11,855	$4,229

Pro Forma Results of Operations

The operating results of the Company for the three months and nine months ended September 30, 2019 in the condensed consolidated statements of income include the operating results by the net assets acquired in the BFC and Uniti Mergers since the November 30, 2018 and May 24, 2019 merger dates. The following table represents the net interest income, net income, basic and diluted earnings per share, as if the BFC and Uniti Mergers were effective January 1, 2018. The unaudited pro forma information in the following table is intended for informational purposes only and is not necessarily indicative of future operating results or operating results that would have occurred had the mergers been completed at the beginning of the respective year. No assumptions have been applied to the pro forma results of operation regarding possible revenue enhancements, expense efficiencies or asset dispositions.

Unaudited pro forma net interest income, net income and earnings per share are presented below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Net interest income	$17,757	$18,195	$51,904	$53,106
Net income	5,563	5,036	12,195	15,964

Basic earnings per share	$0.46	$0.42	$1.01	$1.53
Diluted earnings per share	$0.46	$0.42	$1.01	$1.53

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

Acquisition Related Expenses

Acquisition expenses are recognized in the periods in which the costs are incurred and the services are received. The Company incurred third-party acquisition expenses in the consolidated statements of income for the periods indicated as follows:

	Uniti Merger	BFC Merger
	Nine months ended	Year ended
	September 30, 2019	December 31, 2018
Professional fees	$535	$130
Data processing	2,657	1,290
Severance expense	578	536
Other expense	365	369
Total	$4,135	$2,325

There were no acquisition related expenses incurred during both the three months ended September 30, 2019 and 2018.

NOTE 4 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale at the dates indicated are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
September 30, 2019	cost	gains	losses	fair value
U.S. Treasuries	$997	$1	$-	$998
U.S. Government Agencies	10,523	81	(15)	10,589
Municipal securities	16,389	449	(11)	16,827
Mortgage-backed securities	29,952	1,097	(7)	31,042
Collateralized mortgage obligations	25,188	562	(10)	25,740
SBA securities	3,678	4	(50)	3,632
Corporate bonds	10,038	152	(1)	10,189
Total	$96,765	$2,346	$(94)	$99,017

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
December 31, 2018	cost	gains	losses	fair value
U.S. Treasuries	$984	$1	$-	$985
U.S. Government Agencies	13,761	21	(17)	13,765
Municipal securities	19,604	65	(166)	19,503
Mortgage-backed securities	49,565	243	(206)	49,602
Collateralized mortgage obligations	4,705	32	(20)	4,717
SBA securities	4,300	2	(61)	4,241
Corporate bonds	7,016	4	(37)	6,983
Total	$99,935	$368	$(507)	$99,796

The estimated fair value and gross unrealized losses for securities available-for-sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position at the dates indicated are as follows:

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
September 30, 2019	fair value	loss	fair value	loss	fair value	loss
U.S. Treasuries	$-	$-	$-	$-	$-	$-
U.S. Government Agencies	-	-	1,507	(15)	1,507	(15)
Municipal securities	-	-	2,386	(11)	2,386	(11)
Mortgage-backed securities	1,410	(5)	403	(2)	1,813	(7)
Collateralized mortgage obligations	902	(10)	-	-	902	(10)
SBA securities	-	-	2,361	(50)	2,361	(50)
Corporate bonds	-	-	1,519	(1)	1,519	(1)
Total	$2,312	$(15)	$8,176	$(79)	$10,488	$(94)

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
December 31, 2018	fair value	loss	fair value	loss	fair value	loss
U.S. Treasuries	$-	$-	$-	$-	$-	$-
U.S. Government Agencies	4,014	(9)	1,743	(8)	5,757	(17)
Municipal securities	6,883	(35)	7,537	(131)	14,420	(166)
Mortgage-backed securities	14,919	(91)	6,054	(115)	20,973	(206)
Collateralized mortgage obligations	2,427	(9)	477	(11)	2,904	(20)
SBA securities	677	(32)	2,336	(29)	3,013	(61)
Corporate bonds	4,975	(37)	-	-	4,975	(37)
Total	$33,895	$(213)	$18,147	$(294)	$52,042	$(507)

At September 30, 2019, the Company held 208 investment securities, of which 17 were in an unrealized loss position for more than twelve months and 19 were in an unrealized loss position for less than twelve months. These temporary unrealized losses relate principally to current interest rates for similar types of securities. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

The amortized cost and estimated fair value of securities available-for-sale at the dates indicated, by contractual maturity dates for all securities are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2019		December 31, 2018
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
Available-for-sale
Due in one year or less	$7,788	$7,823	$14,292	$14,279
Due after one through five years	27,924	28,394	26,287	26,327
Due after five years through ten years	20,971	21,603	20,840	20,758
Due after ten years	40,082	41,197	38,516	38,432
Total	$96,765	$99,017	$99,935	$99,796

For both the three and nine months ended September 30, 2019 and 2018, no realized gains or losses were recorded.

NOTE 5 – LOANS

The Company’s loan portfolio at the dates indicated is summarized below:

	September 30,	December 31,
	2019	2018
Commercial and industrial	$160,173	$121,855
Construction and land	24,623	47,302
Commercial real estate	912,622	701,983
Residential	133,466	102,708
Consumer	1,375	1,847
Total loans	1,232,259	975,695
Net deferred loan fees	(578)	(366)
Allowance for loan losses	(6,360)	(5,140)
Net loans	$1,225,321	$970,189

The Company’s total impaired loans, including nonaccrual loans, accruing loans modified as troubled debt restructurings (“TDRs”), and accreting purchase credit impaired (“PCI”) loans that have experienced post-acquisition declines in cash flows expected to be collected are summarized as follows:

	Commercial and industrial	Construction and land	Commercial real estate	Residential	Consumer	Total
September 30, 2019
Recorded investment in impaired loans:
With no specific allowance recorded	$2,289	$2,737	$2,192	$119	$-	$7,337
With a specific allowance recorded	28	-	-	-	-	28
Total recorded investment in impaired loans	$2,317	$2,737	$2,192	$119	$-	$7,365
Specific allowance on impaired loans	28	-	-	-	-	28

December 31, 2018
Recorded investment in impaired loans:
With no specific allowance recorded	$1,868	$-	$1,346	$654	$-	$3,868
With a specific allowance recorded	10	-	-	-	-	10
Total recorded investment in impaired loans	$1,878	$-	$1,346	$654	$-	$3,878
Specific allowance on impaired loans	10	-	-	-	-	10

Three months ended September 30, 2019
Average recorded investment in impaired loans	$2,283	$1,369	$1,634	$124	$-	$5,410
Interest recognized	-	-	-	-	-	-

Nine months ended September 30, 2019
Average recorded investment in impaired loans	3,330	782	1,779	494	-	6,385
Interest recognized	34	-	20	1	-	55

Three months ended September 30, 2018
Average recorded investment in impaired loans	1,387	-	1,829	192	-	3,408
Interest recognized	5	-	41	-	-	46

Nine months ended September 30, 2018
Average recorded investment in impaired loans	1,261	-	1,508	300	-	3,069
Interest recognized	5	-	47	-	-	52

Impaired loans on accrual are loans that have been restructured and are performing under modified loan agreements, and principal and interest is determined to be collectible. Nonaccrual loans are loans where principal and interest have been determined to not be fully collectible.

The following table presents nonaccrual loans at the dates indicated:

	September 30,	December 31,
	2019	2018
Commercial and industrial	$2,317	$1,878
Construction and land	2,737	-
Commercial real estate	1,435	596
Residential	119	654
Consumer	-	-
Total	$6,608	$3,128

The balance of nonaccrual loans guaranteed by a government agency, which reduce the Company’s credit exposure, was $3.0 million and $2.3 million as of September 30, 2019 and December 31, 2018, respectively. Interest foregone on nonaccrual loans was approximately $66,500 and $155,010 for the three and nine months ended September 30, 2019 compared to $18,000 and $28,290 for the three and nine months ended September 30, 2018, respectively. At September 30, 2019, there were no residential loans in the process of foreclosure.

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider, the related loan is classified as a TDR. TDRs are generally placed on nonaccrual status at the time of restructuring and included in impaired loans. These loans are returned to accrual status after the borrower demonstrates performance with the modified terms for a sustained period of time (generally six months) and has the capacity to continue to perform in accordance with the modified terms of the restructured debt. At September 30, 2019, the TDR portfolio totaled $1.3 million, compared to $1.4 million at December 31, 2018. At September 30, 2019, $757,000 of TDR loans were performing in accordance with their modified terms. At September 30, 2019, the Company had no commitments to extend additional credit to borrowers whose loan terms have been modified in TDRs. All TDRs are also included in the loans individually evaluated for impairment as part of the calculation of the allowance for loan losses. As of September 30, 2019 and December 31, 2018, TDR loans had a related allowance of $10,000. No loans accounted for as TDRs were charged-off to the allowance for loan losses for either the three or nine months ended September 30, 2019 and 2018. There were no TDRs for which there was a payment default within the first 12 months of the modification during the nine months ended September 30, 2019.

The following tables present TDR loans by class, added during the periods indicated:

Three months ended September 30, 2019	Number of loans	Rate modification	Term modification	Interest only modification	Combined modification	Total
Commercial and industrial	-	$-	$-	$-	$-	$-
Construction and land	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Residential	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	-	$-	$-	$-	$-	$-

Nine months ended September 30, 2019	Number of loans	Rate modification	Term modification	Interest only modification	Combined modification	Total
Commercial and industrial	2	$-	$176	$-	$321	$497
Construction and land	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Residential	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	2	$-	$176	$-	$321	$497

Three months ended September 30, 2019	Number of loans	Rate modification	Term modification	Interest only modification	Combined modification	Total
Commercial and industrial	-	$-	$-	$-	$-	$-
Construction and land	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Residential	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	-	$-	$-	$-	$-	$-

Nine months ended September 30, 2019	Number of loans	Rate modification	Term modification	Interest only modification	Combined modification	Total
Commercial and industrial	1	$-	$-	$-	$11	$11
Construction and land	-	-	-	-	-	-
Commercial real estate	1	-	-	-	776	776
Residential	1	-	129	-	-	129
Consumer	-	-	-	-	-	-
Total	3	$-	$129	$-	$787	$916

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

Loans that are assigned higher risk grades are loans that exhibit the following characteristics:

Special Mention loans have potential weaknesses that deserve close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the Company’s credit position at some future date. Special Mention loans are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification. A Special Mention rating is a temporary rating, pending the occurrence of an event that would cause the risk rating to either improve or to be downgraded.

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

Substandard loans are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged. Loans classified substandard must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Loans are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. The potential loss does not have to be recognizable in an individual credit for that credit to be risk rated Substandard. A loan can be fully and adequately secured and still be considered Substandard.

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

Doubtful loans have all the weaknesses inherent in one risk rated as Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and value, highly questionable and improbable. Doubtful loans have a high probability of loss, yet certain important and reasonably specific pending factors may work toward the strengthening of the credit.

Losses are recognized as charges to the allowance when the loan or portion of the loan is considered uncollectible or at the time of foreclosure. Recoveries on loans previously charged off are credited to the allowance for loan losses.

The following tables present the internally assigned risk grade by class of loans at the dates indicated:

		Special
September 30, 2019	Pass	mention	Substandard	Doubtful	Total
Commercial and industrial	$157,403	$1,135	$1,635	$-	$160,173
Construction and land	21,749	97	2,777	-	24,623
Commercial real estate	891,902	16,378	4,342	-	912,622
Residential	132,128	786	552	-	133,466
Consumer	1,366	-	9	-	1,375
Total	$1,204,548	$18,396	$9,315	$-	$1,232,259

		Special
December 31, 2018	Pass	mention	Substandard	Doubtful	Total
Commercial and industrial	$119,926	$1,302	$627	$-	$121,855
Construction and land	44,490	-	2,812	-	47,302
Commercial real estate	686,154	12,120	3,709	-	701,983
Residential	101,908	147	653	-	102,708
Consumer	1,847	-	-	-	1,847
Total	$954,325	$13,569	$7,801	$-	$975,695

The following tables provide an aging of the Company’s loans receivable as of the dates indicated:

								Recorded
			90 Days					investment >
	30-59 Days	60-89 Days	or more	Total			Total loans	90 days and
September 30, 2019	past due	past due	past due	past due	Current	PCI loans	receivable	accruing
Commercial and industrial	$10	$-	$1,861	$1,871	$157,781	$521	$160,173	$-
Construction and land	-	115	2,834	2,949	21,482	192	24,623	97
Commercial real estate	2,513	627	1,517	4,657	895,635	12,330	912,622	167
Residential	126	-	-	126	131,699	1,641	133,466
Consumer	3	-	-	3	1,372	-	1,375	-
Total	$2,652	$742	$6,212	$9,606	$1,207,969	$14,684	$1,232,259	$264

								Recorded
			90 Days					investment >
	30-59 Days	60-89 Days	or more	Total			Total loans	90 days and
December 31, 2018	past due	past due	past due	past due	Current	PCI loans	receivable	accruing
Commercial and industrial	$270	$349	$1,861	$2,480	$119,373	$2	$121,855	$-
Construction and land	-	-	-	-	47,069	233	47,302	-
Commercial real estate	2,345	356	501	3,202	688,005	10,776	701,983	-
Residential	93	-	57	150	100,765	1,793	102,708	-
Consumer	-	4	-	4	1,843	-	1,847	-
Total	$2,708	$709	$2,419	$5,836	$957,055	$12,804	$975,695	$-

Purchase Credit Impaired Loans

As part of acquisitions, the Company has purchased loans, some of which have shown evidence of credit deterioration since origination and it is probable at the acquisition that all contractually requirement payments would not be collected.

The unpaid principal balance and carrying value of the Company’s PCI loans at the dates indicated are as follows:

	September 30, 2019		December 31, 2018
	Unpaid		Unpaid
	principal	Carrying	principal	Carrying
	balance	value	balance	value
Commercial and industrial	$1,193	$521	$125	$2
Construction and land	279	192	335	233
Commercial real estate	14,562	12,330	12,605	10,776
Residential	2,227	1,641	2,381	1,793
Consumer	-	-	-	-
Total	$18,261	$14,684	$15,446	$12,804

The following table summarized the accretable yield on the purchased credit impaired loans for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Balance at beginning of period	$557	$353	$256	$372
Additions	190	-	540	-
Accretion	(15)	(78)	(61)	(97)
Payoffs	(346)	-	(349)	-
Balance at end of period	$386	$275	$386	$275

NOTE 6 – ALLOWANCE FOR LOAN LOSSES

The following tables summarize the Company’s allowance for loan losses individually and collectively evaluated for impairment by loan product as of or for the periods ending as indicated:

	Commercial	Construction	Commercial
	and industrial	and land	real estate	Residential	Consumer	Unallocated	Total
Three months ended September 30, 2019
Allowance for loan losses
Beginning balance	$1,250	$266	$3,853	$225	$2	$284	$5,880
Charge-offs	-	-	-	(1)	-	-	(1)
Recoveries	2	-	-	-	-	-	2
Provision (benefit) for loan losses	46	(59)	147	137	115	93	479
Ending balance	$1,298	$207	$4,000	$361	$117	$377	$6,360

Nine months ended September 30, 2019
Allowance for loan losses
Beginning balance	$1,017	$327	$3,214	$215	$3	$364	$5,140
Charge-offs	-	-	(17)	(1)	(4)	-	(22)
Recoveries	41	-	-	-	-	-	41
Provision (benefit) for loan losses	240	(120)	803	147	118	13	1,201
Ending balance	$1,298	$207	$4,000	$361	$117	$377	$6,360

September 30, 2019
Allowance for loan losses related to:
Loans individually evaluated for impairment	$28	$-	$-	$-	$-	$-	$28
Loans collectively evaluated for impairment	1,270	207	4,000	361	117	377	6,332
PCI loans	-	-	-	-	-	-	-

Three months ended September 30, 2018
Allowance for loan losses
Beginning balance	$1,005	$251	$2,782	$160	$-	$402	$4,600
Charge-offs	(186)	-	-	-	-	-	(186)
Recoveries	5	-	-	-	-	-	5
Provision for loan losses	672	25	245	41	2	96	1,081
Ending balance	$1,496	$276	$3,027	$201	$2	$498	$5,500

Nine months ended September 30, 2018
Allowance for loan losses
Beginning balance	$841	$199	$2,695	$150	$3	$327	$4,215
Charge-offs	(437)	-	-	-	-	-	(437)
Recoveries	144	-	-	-	-	-	144
Provision (benefit) for loan losses	948	77	332	51	(1)	171	1,578
Ending balance	$1,496	$276	$3,027	$201	$2	$498	$5,500

September 30, 2018
Allowance for loan losses related to:
Loans individually evaluated for impairment	$685	$-	$-	$-	$-	$-	$685
Loans collectively evaluated for impairment	811	276	3,027	201	2	498	4,815
PCI loans	-	-	-	-	-	-	-

NOTE 7 – PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at the dates indicated:

	September 30,	December 31,
	2019	2018
Premises owned	$4,622	$10,267
Write-down on premises owned	-	(600)
Premises owned, net	4,622	9,667
Leasehold improvements	2,295	1,654
Furniture, fixtures and equipment	4,230	3,835
Less accumulated depreciation and amortization	(4,445)	(3,988)
Total premises and equipment, net	$6,702	$11,168

Depreciation and amortization included in occupancy and equipment expense for the three months and nine months ended September 30, 2019 was $297,000 and $859,000 compared to $227,000 and $693,000 for the three and nine months ended September 30, 2018, respectively.

On March 29, 2019, the Company sold a commercial building in Oakland, California with a carrying value of $4.6 million. In connection with the sale, the Company leased back 4,021 square feet, representing 11.1% of the total square footage. The sale resulted in a $78,000 gain, included in noninterest income.

The Company leases 19 branches and administration offices under noncancelable operating leases. These leases expire on various dates through 2025. All leases have an option to renew one or more times following the expiration of the initial term with renewal periods between three and twelve years. The Company adopted the requirements of Topic 842 effective January 1, 2019, which required the Company record a right of use lease asset and a lease liability for leases with an initial term of more than 12 months for leases that existed as of January 1, 2019. The periods prior to the date of adoption are accounted for under Lease Topic 840; therefore, the following disclosures of future minimum lease payments as of September 30, 2019, include only the periods for which Topic 842 was effective:

Year ending December 31,
2019	$732
2020	2,804
2021	2,482
2022	1,853
2023	1,352
Thereafter	1,966
Total lease payments	11,189
Less: interest	(802)
Present value of lease liabilities	$10,387

The following table presents the weighted average operating lease term and discount rate at the date indicated:

September 30, 2019
Weighted-average remaining lease term	4.92 years
Weighted-average discount rate	2.88%

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the Company’s goodwill for the periods indicated are as follows:

	September 30, 2019	December 31, 2018
Balance at beginning of period	$14,594	$10,365
Acquired goodwill	11,855	4,229
Impairment	-	-
Balance at end of period	$26,449	$14,594

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. As of September 30, 2019, the Company had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the Company exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that its fair value exceeded its carrying value, resulting in no impairment.

Core Deposit Intangible

Changes in the Company’s core deposit intangible for the periods indicated were as follows:

	September 30, 2019	December 31, 2018
Balance at beginning of period	$7,205	$4,772
Additions	566	3,604
Amortization	(1,177)	(1,171)
Balance at end of period	$6,594	$7,205

The Company recorded total core deposit intangible amortization expense of $396,000 and $1.2 million for the three and nine months ended September 30, 2019 compared to $290,000 and $868,000 for the three and nine months ended September 30, 2018, respectively.

Estimated core deposit intangible amortization at September 30, 2019 is as follows:

Year ending December 31,
2019	$397
2020	1,441
2021	1,414
2022	1,414
2023	635
Thereafter	1,293
Total	$6,594

NOTE 9 – INTEREST RECEIVABLE AND OTHER ASSETS

The Company’s interest receivable and other assets at the dates indicated consisted of the following:

	September 30,	December 31,
	2019	2018
Deferred tax assets, net	$6,285	$5,891
Accrued interest receivable	4,318	3,676
Investment in SBIC Fund	2,244	1,347
Prepaid assets	2,345	2,156
Servicing asset	2,197	814
Low income housing partnership, net	786	607
Investment in statutory trusts	475	395
Miscellaneous other assets	801	2,495
Total	$19,451	$17,381

NOTE 10 – DEPOSITS

The Company’s deposits consisted of the following at the dates indicated:

	September 30,	December 31,
	2019	2018
Demand deposits	$523,505	$398,045
NOW accounts and savings	254,835	246,288
Money market	398,442	398,081
Time deposits - $250,000 or less	179,711	117,653
Time deposits - more than $250,000	141,701	97,701
Total	$1,498,194	$1,257,768

NOTE 11 – INTEREST PAYABLE AND OTHER LIABILITIES

The Company’s interest payable and other liabilities at the dates indicated consisted of the following:

	September 30,	December 31,
	2019	2018
Accrued expenses	$5,356	$5,508
Deferred rents	-	528
CDARs deferred fees	353	494
Accounts payable	1,350	811
Reserve for unfunded commitments	375	330
Accrued interest payable	1,556	198
Miscellaneous other liabilities	482	506
Total	$9,472	$8,375

NOTE 12 – OTHER EXPENSES

The Company’s other expenses at the dates indicated consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Professional fees	$379	$375	$1,643	$1,273
Core deposit premium amortization	396	289	1,177	868
Marketing and promotions	271	228	877	687
Stationary and supplies	138	98	436	313
Insurance (including FDIC premiums)	30	146	345	411
Communication and postage	142	93	349	315
Loan default related expense	38	(29)	188	(84)
Director expense	175	224	671	487
Bank service charges	9	5	40	53
Courier expense	128	76	359	303
Write-down on premises	-	-	-	600
Miscellaneous other expenses	86	68	309	232
Total	$1,792	$1,573	$6,394	$5,458

NOTE 13 – EQUITY INCENTIVE PLANS

2017 Omnibus Equity Incentive Plan

The shareholders approved the Omnibus Equity Incentive Plan (“2017 Plan”) in November 2017. The 2017 Plan provides for the awarding by the Company’s Board of Directors of equity incentive awards to employees and non-employee directors. An equity incentive award may be an option, stock appreciation rights, restricted stock units, stock award, other stock-based award or performance award granted under the 2017 Plan. Factors considered by the Board in awarding equity incentives to officers and employees include the performance of the Company, the employee’s or officer’s job performance, the importance of his or her position, and his or her contribution to the organization’s goals for the award period. Generally, awards are restricted and have a vesting period of no longer than ten years. Subject to adjustment as provided in the 2017 Plan, the maximum number of shares of common stock that may be delivered pursuant to awards granted under the 2017 Plan is 450,000. The 2017 Plan provides for an annual restricted stock grant limits to officers, employees and directors. The annual stock grant limit per person for officers and employees is the lessor of 50,000 shares or a value of $2.0 million, and per person for directors, the maximum is 25,000 shares. All unvested restricted shares outstanding vest in the event of a change in control of the Company. Awarded shares of restricted stock vest over (i) a one-year period following the date of grant, in the case of the non-employee directors, and (ii) a three-year or five-year period following the date of grant, with the initial vesting occurring on the one-year anniversary of the date of grant, in the case of the executive officers. As of September 30, 2019, a total of 170,715 equity incentive awards have been granted under the 2017 Plan, all which are awards of restricted stock.

2014 Omnibus Equity Incentive Plan

In 2014, the shareholders approved the Omnibus Equity Incentive Plan (the “2014 Plan”). A total of 148,962 equity incentive awards were granted under the 2014 Plan. The awards are shares of restricted stock and have a vesting period of one to five years. No future equity awards will be made from the 2014 Plan.

The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date. For the three and nine months ended September 30, 2019, total compensation expense for these plans was $367,000 and $807,000, respectively, compared to $362,000 and $818,000 for the three and nine months ended September 30, 2018, respectively.

As of September 30, 2019, there was $2.8 million of total unrecognized compensation cost related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately two years.

The following table provides the restricted stock grant activity for the periods indicated:

	2019		2018
		Weighted-average		Weighted-average
		grant date		grant date
	Shares	fair value	Shares	fair value
Non-vested at January 1,	131,000	$19.18	67,481	$13.51
Granted	22,289	22.38	15,232	19.45
Vested	(19,253)	19.51	(8,706)	13.40
Non-vested at March 31,	134,036	20.76	74,007	14.75

Granted	45,696	24.60	78,148	22.00
Vested	(36,582)	19.55	-	-
Non-vested at June 30,	143,150	21.63	152,155	18.47

Granted	9,350	21.40	-	-
Vested	(9,723)	10.96	(21,155)	14.08
Non-vested at September 30,	142,777	22.60	131,000	19.18

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

The following assets are measured at fair value on a recurring basis at the dates indicated:

	Total	Level 1	Level 2	Level 3
September 30, 2019
U.S. Treasuries	$998	$998	$-	$-
U.S. Government Agencies	10,589	-	10,589	-
Municipal securities	16,827	-	16,827	-
Mortgage-backed securities	31,042	-	31,042	-
Collateralized mortgage obligations	25,740	-	25,740	-
SBA securities	3,632	-	3,632	-
Corporate bonds	10,189	-	10,189	-
Total assets measured at fair value	$99,017	$998	$98,019	$-

	Total	Level 1	Level 2	Level 3
December 31, 2018
U.S. Treasuries	$985	$985	$-	$-
U.S. Government Agencies	13,765	-	13,765	-
Municipal securities	19,503	-	19,503	-
Mortgage-backed securities	49,602	-	49,602	-
Collateralized mortgage obligations	6,983	-	6,983	-
SBA securities	4,241	-	4,241	-
Corporate bonds	4,717	-	4,717	-
Total assets measured at fair value	$99,796	$985	$98,811	$-

The following assets are measured at fair value on a nonrecurring basis as of the dates indicated:

	Total	Level 1	Level 2	Level 3
September 30, 2019
Performing impaired loans	$757	$-	$-	$757
Nonperforming impaired loans	6,608	-	-	6,608
OREO	635	-	-	635
Total assets measured at fair value	$8,000	$-	$-	$8,000

	Total	Level 1	Level 2	Level 3
December 31, 2018
Performing impaired loans	$750	$-	$-	$750
Nonperforming impaired loans	3,128	-	-	3,128
OREO	801	-	-	801
Total assets measured at fair value	$4,679	$-	$-	$4,679

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

The Company records OREO at fair value on a nonrecurring basis based on the collateral value of the property. When the fair value of the collateral is based on an observable market price or a current appraised value which uses substantially observable data, the Company records the OREO as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value or the appraised value contains a significant assumption, and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Management also incorporates assumptions regarding market trends or other relevant factors and selling and commission costs ranging from 5% to 7%. Such adjustments and assumptions are typically significant and result in a Level 3 classification of the inputs for determining fair value.

The carrying amounts and fair values of the Company's financial instruments at the dates indicated are presented below:

	Carrying	Fair	Fair value measurements
September 30, 2019	amount	value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$337,078	$337,078	$337,078	$-	$-
Interest bearing deposits in banks	2,483	2,483	2,483	-	-
Investment securities available-for-sale	99,017	99,017	998	98,019	-
Loans held for sale	5,366	5,366	-	5,366	-
Loans, net	1,225,321	1,223,217	-	-	1,223,217
Other equity securities	11,343	11,343	11,343	-	-
Accrued interest receivable	4,318	4,318	-	4,318	-

Financial liabilities:
Deposits	1,498,194	1,501,852	-	1,501,852	-
Accrued interest payable	1,556	1,556	-	1,556	-
Junior subordinated deferrable interest debentures, net	8,221	8,074	-	-	8,074

Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	117,252	116,877	-	-	116,877

	Carrying	Fair	Fair value measurements
December 31, 2018	amount	value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$323,581	$323,581	$323,581	$-	$-
Interest bearing deposits in banks	3,980	3,980	3,980	-	-
Investment securities available-for-sale	99,796	99,796	985	98,811	-
Loans held for sale	855	855	-	855	-
Loans, net	970,189	967,882	-	-	967,882
Other equity securities	9,243	9,243	9,243	-	-
Accrued interest receivable	3,676	3,676	-	3,676	-

Financial liabilities:
Deposits	1,257,768	1,259,045	-	1,259,045	-
Accrued interest payable	198	198	-	198	-
Junior subordinated deferrable interest debentures, net	8,161	6,824	-	-	6,824

Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	101,076	100,746	-	-	100,746

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Lending and Letter of Credit Commitments

In the normal course of business, the Company enters into various commitments to extend credit which are not reflected in the financial statements. These commitments consist of the undisbursed balance on personal, commercial lines, including commercial real estate secured lines of credit, and of undisbursed funds on construction and development loans. At September 30, 2019 and December 31, 2018, undisbursed commitments totaled $115.3 million and $99.2 million, respectively. In addition, at September 30, 2019 and December 31, 2018, the Company has issued standby letter of credit commitments, primarily issued for the third party performance obligations of clients totaling $1.9 million and $1.8 million, respectively. There were no outstanding balances at September 30, 2019 and December 31, 2018.

Commitments generally have fixed expiration dates or other termination clauses. The actual liquidity needs or the credit risk that the Company will experience will be lower than the contractual amount of commitments to extend credit because a significant portion of these commitments are expected to expire without being drawn upon. The commitments are generally variable rate and include unfunded home equity lines of credit, commercial real estate construction where disbursement is made over the course of construction, commercial revolving lines of credit, and unsecured personal lines of credit. The Company’s outstanding loan commitments are made using the same underwriting standards as comparable outstanding loans. As of September 30, 2019 and December 31, 2018, the reserve associated with these commitments included in interest payable and other liabilities on the consolidated balance sheets was $375,000 and $330,000, respectively.

Commercial Real Estate Concentrations

At September 30, 2019 and December 31, 2018, in management’s judgment, a concentration of loans existed in commercial real estate related loans. The Company’s commercial real estate loans are secured by owner-occupied and non-owner occupied commercial real estate and multi-family properties. Although management believes that loans within these concentrations have no more than the normal risk of collectability, a decline in the performance of the economy in general or a decline in real estate value in the Company’s primary market areas in particular, could have an adverse impact on collectability.

Other Assets

The Company has commitments to fund Low Income Housing Tax Credit Partnerships (“LIHTC”) and a Small Business Investment Company (“SBIC”). At September 30, 2019 and December 31, 2018, the remaining commitments to the LIHTC and SBIC were approximately $3.4 million and $473,000, respectively and $3.8 million and $976,000, respectively.

Deposits

At September 30, 2019, approximately $155.9 million, or 10.4%, of the Company's deposits were derived from its top ten depositors. At December 31, 2018, approximately $148.6 million, or 11.5%, of the Company's deposits were derived from its top ten depositors.

Local Agency Deposits

In the normal course of business, the Company accepts deposits from local agencies. The Company is required to provide collateral for certain local agency deposits in the states of California, New Mexico and Washington. As of September 30, 2019 and December 31, 2018, the FHLB issued letters of credit on behalf of the Company totaling $1.0 million and $11.5 million, as collateral for local agency deposits, respectively.

NOTE 16 – SUBSEQUENT EVENTS

Acquisitions

On October 21, 2019, BayCom Corp completed its acquisition of TIG Bancorp, headquartered in Greenwood Village, Colorado and TIG’s bank subsidiary, First State Bank of Colorado. First State Bank of Colorado serves the Denver metropolitan area and nearby Colorado communities through seven branch offices. Pursuant to the Merger Agreement, at the effective time of the Merger, BayCom paid aggregate consideration to TIG shareholders of approximately $39.9 million consisting of 876,803 shares of BayCom common stock and $20.2 million in cash. At September 30, 2019, TIG had approximately $237.4 million in total assets, $139.5 million in total loans, $205.2 million in total deposits and $30.9 million in shareholders’ equity.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Net interest income	$20,108	$15,730	$55,920	$45,361
Net income	6,064	4,155	14,408	13,462

Basic earnings per share	$0.47	$0.35	$1.17	$1.32
Diluted earnings per share	$0.47	$0.35	$1.17	$1.32

On November 4, 2019, the Company announced the execution of a definitive agreement to acquire in an all-cash transaction Grand Mountain Bancshares, Inc. of Granby, Colorado (“GMB”), the holding company for Grand Mountain Bank, a federally-chartered savings bank. Subject to the terms and conditions of the merger agreement, the transaction provides for the GMB shareholders to receive consideration of $3.40 in cash in exchange for each share of GMB common stock representing an aggregate transaction value of approximately $13.9 million. Completion of the transaction is subject to customary conditions, including approval of the merger agreement by GMB shareholders, regulatory approvals and other customary closing conditions and is expected to close late in the first quarter of 2020. Upon closing of the transaction GMB will be merged into the Company and Grand Mountain Bank will be merged into United Business Bank. At September 30, 2019, GMB had approximately $130.6 million in assets, $85.6 million in loans, $118.1 million in deposits and $12.2 million in shareholder's equity. The transaction will expand the Company’s presence in Colorado. Grand Mountain Bank serves its communities through its four convenient full-service locations across Grand County and a loan office in Summit County. Upon completion of the transaction, the combined company will have approximately $2.2 billion in total assets, $1.5 billion in total loans and $1.8 billion in total deposits. With this acquisition the United Business Bank will have a total of 36 full service locations, with 17 locations in California, two in Washington, six in New Mexico and 11 in Colorado.

Stock Repurchase

On October 23, 2019, the Company announced that the Board of Directors authorized the repurchase of up to 5% of the Company's outstanding common shares, or approximately 646,922 shares, under its first stock repurchase plan. The actual timing, number and value of shares repurchased under the program will depend on a number of factors, including price, general business and market conditions, and alternative investment opportunities. The repurchase program does not obligate the Company to purchase any particular number of shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to:

•	expected revenues, cost savings, synergies and other benefits from our pending acquisition of Grand Mountain Bancshares, Inc. (the “GMB Merger”) and our recent acquisitions of Uniti Financial Corporation (the “Uniti Merger”) and TIG Bancorp (the “TIG Merger”) may not be realized and there may be difficulties related to integration matters, including but not limited to, customer and employee retention;
•	the proposed GMB merger may not close when expected or at all because required regulatory, shareholder or other approvals and conditions to closing are not received or satisfied on a timely basis or at all or adverse regulatory conditions may be imposed in connection with governmental approvals of the merger;
•	business disruption may occur in connection with the GMB Merger;
•	the Company’s businesses may experience disruptions due to transaction-related uncertainty or other factors making it more difficult to maintain relationships with employees, customers, other business partners or governmental entities; the diversion of managements’ attention from ongoing business operations and opportunities as a result of the GMB Merger or otherwise;
•	the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses;
•	changes in economic conditions in general and in California, Colorado, Washington, and New Mexico;
•	changes in the levels of general interest rates and the relative differences between short and long-term interest rates, loan and deposit interest rates;
•	our net interest margin and funding sources;
•	fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas;
•	secondary market conditions for loans and our ability to originate loans held for sale and to sell loans in the secondary market;
•	results of examinations of us by regulatory authorities and the possibility that any such regulatory authority may, among other things, limit our business activities, require us to change our business mix, increase our allowance for loan and lease losses, write-down asset values or increase our capital levels, affect our ability to borrow funds or maintain or increase deposits;
•	risks related to our acquisition strategy, including our ability to identify future suitable acquisition candidates, exposure to potential asset and credit quality risks and unknown or contingent liabilities, the need for capital to finance such transactions, our ability to obtain required regulatory approvals and possible failures in realizing the anticipated benefits from acquisitions;
•	challenges arising from attempts to expand into new geographic markets, products, or services;
•	future goodwill impairment due to changes in our business, market conditions, or other factors;
•	legislative or regulatory changes that adversely affect our business including changes in banking, securities and tax law, and regulatory policies and principles, or the interpretation of regulatory capital or other rules, including changes related to Basel III;
•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the implementing regulations;
•	our ability to attract and retain deposits;

•	our ability to control operating costs and expenses;
•	the use of estimates in determining fair value of certain of our assets and liabilities, which estimates may prove to be incorrect and result in significant changes in valuation;
•	difficulties in reducing risk associated with the loans and securities on our balance sheet;
•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges;
•	the effectiveness of our risk management framework;
•	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions, which could expose us to litigation or reputational harm;
•	an inability to keep pace with the rate of technological advances;
•	our ability to retain key members of our senior management team and our ability to attract, motivate and retain qualified personnel;
•	costs and effects of litigation, including settlements and judgments;
•	our ability to implement our business strategies and manage our growth;
•	liquidity issues, including our ability to borrow funds or raise additional capital, if necessary;
•	the loss of our large loan and deposit relationships;
•	increased competitive pressures among financial services companies;
•	changes in consumer spending, borrowing and savings habits;
•	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;
•	adverse changes in the securities markets;
•	inability of key third-party providers to perform their obligations to us;
•	statements with respect to our intentions regarding disclosure and other changes resulting from the Jumpstart Our Business Startups Act of 2012 ("JOBS Act");
•	changes in accounting principles, policies or guidelines and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board;
•	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and
•	the other risks detailed in this report and from time to time in our other filings with the Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Annual Report”).

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

Executive Overview

General. BayCom is a bank holding company headquartered in Walnut Creek, California. BayCom’s wholly owned banking subsidiary, United Business Bank, provides a broad range of financial services to businesses and business owners as well as individuals through its network of 25 full service branches located in California, Seattle, Washington and Central New Mexico. At September 30, 2019, the Company had approximately $1.8 billion in total assets, $1.2 billion in total loans, $1.5 billion in total deposits and $240.9 million in shareholders’ equity. The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relate primarily to the Bank. Subsequent to September 30, 2019, the Company completed the TIG Merger bringing its network of full service offices to 32 and expanding its franchise into the State of Colorado.

Our principal objective is to continue to increase shareholder value and generate consistent earnings growth by expanding our commercial banking franchise through both strategic acquisitions and organic growth. In recent years we have expanded our geographic footprint through eight strategic acquisitions cumulative to date through October 31, 2019. We believe our strategy of selectively acquiring and integrating community banks has provided us with economies of scale and improved our overall franchise efficiency. Looking forward, we expect to continue to pursue strategic acquisitions and believe our targeted market areas present us with many and varied acquisition opportunities. We are also focused on continuing to grow organically and believe the markets in which we operate currently provide meaningful opportunities to expand our commercial client base and increase our current market share. We believe our geographic footprint, which now includes the San Francisco Bay area and the metropolitan markets of Los Angeles and Seattle and other community markets including Albuquerque, New Mexico and Denver, Colorado (which began October 22, 2019), provides us with access to low cost, stable core deposits in community markets that we can use to fund commercial loan growth. We strive to provide an enhanced banking experience for our clients by providing them with a comprehensive suite of sophisticated banking products and services tailored to meet their needs, while delivering the high-quality, relationship-based client service of a community bank.

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

Set forth below is a discussion of the primary factors we use to evaluate and manage our results of operations:

Net interest income. Net interest income represents interest income less interest expense. We generate interest income from interest and fees received on interest-earning assets, including loans and investment securities and dividends on Federal Home Loan Bank of San Francisco (“FHLB”) and Federal Reserve Bank of San Francisco (“FRB”) stock we own. We incur interest expense from interest paid on interest bearing liabilities, including interest bearing deposits and borrowings. To evaluate net interest income, we measure and monitor: (i) yields on our loans and other interest-earning assets; (ii) the costs of our deposits and other funding sources; (iii) our net interest margin; and (iv) the regulatory risk weighting associated with the assets. Net interest margin is calculated as the annualized net interest income divided by average interest-earning assets. Because noninterest bearing sources of funds, such as noninterest bearing deposits and shareholders’ equity, also fund interest earning assets, net interest margin includes the benefit of these noninterest bearing sources.

Changes in market interest rates, the slope of the yield curve, and interest we earn on interest-earning assets or pay on interest bearing liabilities, as well as the volume and types of interest earning assets, interest bearing and noninterest bearing liabilities and shareholders’ equity, usually have the largest impact on changes in our net interest spread, net interest margin and net interest income during a reporting period.

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

The testing for impairment may begin with an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that the fair value of goodwill is less than carrying value. The qualitative assessment includes adverse events or circumstances identified that could negatively affect the reporting unit’s fair value as well as positive and mitigating events. When required, the goodwill impairment test involves a two-step process. The first test for goodwill impairment is done by comparing the reporting unit’s aggregate fair value to its carrying value. The Company’s goodwill is assigned to the Bank and is evaluated for impairment at the Bank level (reporting unit). Absent other indicators of impairment, if the aggregate fair value exceeds the carrying value, goodwill is not considered impaired and no additional analysis is necessary. If the carrying value of the reporting unit were to exceed the aggregate fair value, a second test would be performed to measure the amount of impairment loss, if any. To measure any impairment loss the implied fair value would be determined in the same manner as if the reporting unit were being acquired in a business combination. If the implied fair value of goodwill is less than the recorded goodwill an impairment charge would be recorded for the difference. As of September 30, 2019, the Company completed its qualitative assessment of goodwill and concluded that it is more likely than not that the fair value of the Bank, the reporting unit, exceeds the carrying value. Changes in the economic environment, operations of the reporting unit or other adverse events could result in future impairment charges which could have a material impact on the Company’s operating results.

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

Comparison of Financial Condition at September 30, 2019 and December 31, 2018

Total assets. Total assets increased $292.3 million to $1.8 billion at September 30, 2019 as compared to $1.5 billion at December 31, 2018. The increase was primarily due to the completion of the Uniti Merger.

Cash and cash equivalents. Cash and cash equivalents increased $13.5 million, or 4.2%, to $337.1 million, at September 30, 2019, from $323.6 million at December 31, 2018. These funds fluctuate based on our funding needs. The increase was primarily due to the increase in deposits from deposits assumed in the Uniti Merger. We intend to invest our excess cash in loans and marketable securities until such funds are needed to support acquisitions or other growth oriented operating or strategic initiatives.

Investment securities available-for-sale. Investment securities available-for-sale decreased $779,000 to $99.0 million at September 30, 2019 from $99.8 million at December 31, 2018. This decrease was primarily due to scheduled maturities and repayments of investment securities, in addition to routine amortization of investment premiums, exceeding discount accretion, as well as purchases of additional investment securities and securities acquired in the Uniti Merger during the nine months ended September 30, 2019. At September 30, 2019 and December 31, 2018, all of our investment securities were classified as available-for-sale.

Loans receivable, net. We originate a wide variety of loans with a focus on commercial real estate (“CRE”) loans and commercial and industrial loans. Loans receivable, net of allowance for loan losses, increased $255.1 million, or 26.3%, to $1.2 billion at September 30, 2019 from $1.0 billion at December 31, 2018. The increase was primarily due to the Uniti Merger which added approximately $276.8 million in loans and organic loan growth, partially offset by repayments on loans in excess of loan originations. Loan originations for the first nine months of 2019 totaled $176.6 million compared to $104.2 million during the first nine months of 2018. Loan originations in 2019 were spread throughout our markets with the majority focused in California with commercial and residential real estate secured loans accounting for the majority of the originations.

The following table provides information about our loan portfolio by type of loan at the dates indicated:

	September 30,	December 31,
	2019	2018	% Change
	(Dollars in thousands)
Commercial and industrial	$159,652	$121,853	31.0%
Real estate:
Residential	131,825	$100,915	30.6%
Multifamily residential	117,362	112,958	3.9%
Owner occupied CRE	368,244	270,204	36.3%
Non-owner occupied CRE	414,686	308,045	34.6%
Construction and land	24,431	47,069	(48.1)%
Total real estate	1,056,548	839,191	25.9%
Consumer	1,375	1,847	(25.6)%
PCI loans	14,684	12,804	14.7%
Total Loans	1,232,259	975,695	26.3%
Deferred loan fees and costs, net	(578)	(366)	57.9%
Allowance for loan losses	(6,360)	(5,140)	23.7%
Loans, net	$1,225,321	$970,189	26.3%

The following tables show the geographic distribution of our loan portfolio in dollar amounts and percentages at the dates indicated:

	San Francisco Bay				Total in State of
	Area (1)		Other California		California		All Other States (2)		Total
		% of		% of		% of		% of		% of
		Total in		Total in		Total in		Total in		Total in
	Amount	Category	Amount	Category	Amount	Category	Amount	Category	Amount	Category

	(Dollars in thousands)
September 30, 2019
Commercial and industrial	$55,026	10.3%	$63,639	14.2%	$118,665	12.1%	$41,508	16.6%	$160,173	13.0%
Real estate:
Residential	56,398	10.5%	48,807	10.9%	105,205	10.7%	28,261	11.3%	133,466	10.8%
Multifamily residential	77,766	14.5%	20,945	4.7%	98,711	10.1%	21,916	8.8%	120,627	9.8%
Owner occupied CRE	171,710	32.1%	140,844	31.5%	312,554	31.8%	59,626	23.8%	372,180	30.2%
Nonowner occupied	165,290	30.9%	168,842	37.8%	334,132	34.0%	85,683	34.3%	419,815	34.1%
Construction and land	8,603	1.6%	3,796	0.8%	12,399	1.3%	12,224	4.9%	24,623	2.0%
Total real estate	479,767		383,234		863,001		207,710		1,070,711
Consumer	375	0.1%	101	0.1%	476	0.0%	899	0.3%	1,375	0.1%
Total loans	$535,168		$446,974		$982,142		$250,117		$1,232,259

December 31, 2018
Commercial and industrial	$52,093	10.0%	$27,018	13.2%	$79,111	10.9%	$42,744	17.0%	$121,855	12.5%
Real estate:
Residential	$59,722	11.5%	$9,281	4.5%	$69,003	9.5%	$33,705	13.4%	$102,708	10.5%
Multifamily residential	75,632	14.6%	17,872	8.7%	93,504	12.9%	23,678	9.4%	117,181	12.0%
Owner occupied CRE	157,767	30.4%	57,217	28.0%	214,984	29.7%	57,687	22.9%	272,672	27.9%
Nonowner occupied	156,934	30.2%	78,143	38.2%	235,077	32.5%	77,052	30.6%	312,130	32.0%
Construction and land	17,605	3.4%	14,401	7.0%	32,006	4.4%	15,297	6.1%	47,302	4.8%
Total real estate	$467,660		$176,914		$644,574		$207,419		$851,993
Consumer	21	0.0%	561	0.3%	582	0.1%	1,265	0.5%	1,847	0.2%
Total loans	$519,774		$204,493		$724,267		$251,428		$975,695

(1)	Includes Alameda, Contra Costa, Solano, Napa, Sonoma, Marin, San Francisco, San Joaquin, San Mateo and Santa Clara counties.
(2)	Includes loans located primarily in the states of New Mexico and Washington. At September 30, 2019, loans in New Mexico and Washington totaled $95.5 million and $81.3 million, respectively. At December 31, 2018, loans in New Mexico and Washington totaled $111.3 million and $85.1 million, respectively.

Nonperforming assets and nonaccrual loans. Nonperforming assets consists of nonaccrual loans and other real estate owned. Nonperforming assets increased $3.3 million, or 84.3%, to $7.2 million at September 30, 2019 from $3.9 million at December 31, 2018. The Company had nonaccrual loans totaling $6.6 million, or 0.54% of total loans as compared to $3.1 million or 0.32% of total loans at December 31, 2018. This increase in nonaccrual loans during the first nine months of 2019 was primarily related to one construction loan totaling $2.7 million. At both September 30, 2019 and December 31, 2018, accruing loans past due 30 to 89 days totaled $3.4 million, with commercial and residential real estate loan delinquencies increasing and commercial and industrial loans delinquencies decreasing. OREO totaled $635,000 and $801,000 at September 30, 2019 and December 31, 2018, respectively.

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

The following table sets forth the nonperforming loans, nonperforming assets and troubled debt restructured loans as of the dates indicated:

	September 30,	December 31,
	2019	2018
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Commercial and industrial	$2,317	$1,878
Real estate:
Residential	119	654
Multifamily residential	-	-
Owner occupied CRE	1,363	-
Nonowner occupied CRE	72	596
Construction and land	2,737	-
Total real estate	4,291	1,249
Consumer	-	-
Total nonaccrual loans	6,608	3,128
Real estate owned	635	801
Total nonperforming assets(1)	$7,243	$3,929
More than 90 days past due and still accruing	$264	$-
Troubled debt restructurings – performing	$757	$750
PCI loans	$14,684	$12,804
Nonperforming assets to total assets (1)	0.41%	0.27%
Nonperforming loans to total loans (1)	0.54%	0.32%

(1)	Performing TDRs and loans more than 90 days past due and still accruing interest are not included in nonperforming loans above, nor are they included in the numerators used to calculate this ratio.

Loans under ASC Topic 310-30 are considered performing and are not included in nonperforming assets in the table above. At September 30, 2019 and 2018, and December 31, 2018, we had no credit impaired loans under ASC Topic 310-30 that were 90 days past due and still accruing.

For the three and nine months ended September 30, 2019, gross interest income which would have been recorded had the nonaccruing loans been current in accordance with their original terms amounted to approximately $66,500 and $155,010, respectively.

Troubled debt restructured loans. Troubled debt restructurings, also referred to as “TDRs” herein, which are accounted for under ASC Topic 310-40, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a below market interest rate, a reduction in principal, or a longer term to maturity. During the first nine months of 2019, there were two loans modified as a TDR totaling $497,000. Both loans were modified during the first quarter of 2019. At September 30, 2019 and December 31, 2018, the Company had TDRs that were performing in accordance with their modified terms of $757,000 and $750,000, respectively. The performing TDR loans are not considered nonperforming assets as they continue to accrue interest despite being considered impaired due to the restructured status.

Potential problem loans. Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which we are monitoring because the financial information of the borrower causes us concerns as to their ability to comply with their loan repayment terms. Potential problem loans, not included in our nonperforming loans, totaled $5.7 million at September 30, 2019 compared to $7.8 million at December 31, 2018.

Allowance for loan losses. We establish an allowance for loan losses by charging amounts to the loan provision at a level required to reflect estimated credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers, among other factors, historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral, prevailing economic conditions and current risk factors specifically related to each loan type. See “Critical Accounting Policies and Estimates - Allowance for loan losses” for a description of the manner in which the provision for loan losses is established.

In accordance with acquisition accounting, loans acquired from acquisitions were recorded at their estimated fair value, which resulted in a net discount to the loans contractual amounts. Credit discounts are included in the determination of fair value and as a result no allowance for loan losses is recorded for acquired loans at the acquisition date. Although the discount recorded on the acquired loans is not reflected in the allowance for loan losses, or related allowance coverage ratios, we believe it should be considered when comparing the current ratios to similar ratios in periods prior to our recent acquisitions. As of September 30, 2019, acquired loans, net of their discounts, totaled $566.1 million compared to $393.8 million at December 31, 2018. The remaining net discount on these acquired loans was $8.0 million and $7.5 million at September 30, 2019 and December 31, 2018, respectively.

Based on the Company’s established comprehensive methodology discussed above, the allowance for loan losses was $6.4 million at September 30, 2019 or 0.52% of total loans and 96.25% of nonperforming loans. This compares to an allowance for loan losses at December 31, 2018 of $5.1 million 0.53% of total loans and 164.32% of nonperforming loans.

The following table presents an analysis of changes in the allowance for loan losses for the periods indicated:

	September 30,	December 31,
	2019	2018
	(Dollars in thousands)
Balance at beginning of period	$5,140	$4,215
Provisions for loan losses	1,201	1,842
Recoveries
Commercial and industrial	41	189
Residential	-	-
Owner occupied CRE	-	-
Nonowner occupied CRE	-	-
Consumer	-	-
Total recoveries	41	189
Charge-offs
Commercial and industrial	-	(1,106)
Residential	(1)	-
Owner occupied CRE	-	-
Nonowner occupied CRE	(17)	-
Consumer	(4)	-
Total charge-offs	(22)	(1,106)
Net recoveries (charge-offs)	19	(917)
Balance at end of period	$6,360	$5,140

Allowance for loan losses as a percentage of total loans	0.52%	0.53%
Allowance for loan losses to total loans excluding PCI loans	0.53%	0.53%
Allowance for loan losses excluding acquired loans
(loans not covered by the allowance)	0.96%	0.88%
Allowance for loan losses as a percentage of total nonperforming loans	96.25%	164.32%
Net charge-offs as a percentage of average loans outstanding for the period	0.00%	0.09%

As of September 30, 2019, the Company had $7.4 million in impaired loans, inclusive of $6.6 million of nonperforming loans and $757,000 of performing TDR loans. These impaired loans had a specific allowance for loan losses totaling $28,000 based on their estimated collateral value or discounted expected cash flows. As of December 31, 2018, the Company had $3.9 million in impaired loans, inclusive of $3.1 million of nonperforming loans and $750,000 of performing TDR loans. These impaired loans had a specific allowance for loan losses totaling $10,000 based on their estimated collateral value or discounted expected cash flows.

Management considers the allowance for loan losses at September 30, 2019 to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

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

Premises and Equipment. Premises and equipment decreased $4.5 million, or 40.0%, to $6.7 million at September 30, 2019 from $11.2 million at December 31, 2018. The decrease in premises and equipment was primarily due to the sale of the Oakland, California building with a carrying value of $4.6 million. The Bank leased back 4,021 square feet representing 11.1% of the building’s total square footage for its Oakland branch. In the first quarter 2019, the Bank recorded a $78,000 recovery on the write-down of $600,000 recorded in the second quarter of 2018.

Deposits. Deposits are our primary source of funding and consist of core deposits from the communities served by our branch and office locations. We offer a variety of deposit accounts with a competitive range of interest rates and terms to both consumers and businesses. Deposits include interest bearing and noninterest bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts. These accounts earn interest at rates established by management based on competitive market factors, management’s desire to increase certain product types or maturities, and in keeping with our asset/liability, liquidity and profitability objectives. Competitive products, competitive pricing and high touch client service are important to attracting and retaining these deposits. Total deposits increased by $240.4 million to $1.5 billion at September 30, 2019 from $1.3 billion at December 31, 2018 primarily due to the Uniti Merger.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offer at the dates indicated.

	September 30,	December 31,
	2019	2018	% Change
	(Dollars in thousands)
Noninterest bearing demand deposits	$523,505	$398,045	31.5%
NOW accounts and savings	254,835	246,288	3.5%
Money market	398,442	398,081	0.1%
Time deposits - $250,000 or less	179,711	117,653	52.7%
Time deposits - more than $250,000	141,701	97,701	45.0%
Total	$1,498,194	$1,257,768	19.1%

Borrowings. At September 30, 2019, our borrowings totaled $8.2 million consisting of junior subordinated deferrable interest debentures assumed in connection with our acquisitions. Although deposits are our primary source of funds, we may from time to time utilize borrowings as a cost effective source of funds when they can be invested at a positive interest rate spread, for additional capacity to fund loan demand, or to meet our asset/liability management goals. We are a member of and may obtain advances from the FHLB of San Francisco, which is part of the Federal Home Loan Bank System. The eleven regional Federal Home Loan Banks provide a central credit facility for their member institutions. These advances are provided upon the security of certain of our mortgage loans and mortgage-backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At September 30, 2019 and December 31, 2018, we had no FHLB advances outstanding and the ability to borrow up to $535.1 million and $369.6 million, respectively.

In addition to FHLB advances, we may also utilize Fed Funds purchased from correspondent banks as a source of short-term funding. At September 30, 2019 and December 31, 2018, we had a total of $65.0 million and $55.0 million, respectively, in federal funds lines available from third-party financial institutions and no balances outstanding at these dates.

We are required to provide collateral for certain local agency deposits. As of September 30, 2019 and December 31, 2018, the FHLB had issued a letter of credit on behalf of the Bank totaling $1.0 million and $11.5 million as collateral for local agency deposits, respectively.

Shareholders’ equity. Shareholders’ equity increased $40.1 million, or 20.0%, to $240.9 million at September 30, 2019 from $200.8 million at December 31, 2018. This increase was primarily due to the issuance of $24.9 million in common stock in the Uniti Merger, net income of $12.7 million for the nine months ended September 30, 2019, and a decrease in accumulated other comprehensive loss to a gain, net of tax of $1.7 million primarily due to improvements in the fair market value of our available-for-sale investments. The Company does not pay a regular cash dividend. On October 23, 2019, the Company announced that the Board of Directors authorized the repurchase of up to 5% of the Company's outstanding common shares, or approximately 646,922 shares, under its first stock repurchase plan. The actual timing, number and value of shares repurchased under the program will depend on a number of factors, including price, general business and market conditions, and alternative investment opportunities. The repurchase program does not obligate the Company to purchase any particular number of shares.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2019 and 2018

Earnings summary. Net income was $5.6 million for the three months ended September 30, 2019, compared to $3.5 million for the three months ended September 30, 2018, an increase of $2.0 million or 58.1%. Net income for the nine months ended September 30, 2019 was $12.7 million compared to net income of $11.9 million for the nine months ended September 30, 2018, an increase of $856,000 million or 7.2%. The increase in net income between the periods was primarily the result of increased net interest income and noninterest income, partially offset by an increase in noninterest expense that was primarily due to Uniti Merger related expenses.

Diluted earnings per share were $0.46 for the three months ended September 30, 2019, an increase of $0.15 from diluted earnings per share of $0.31 for the three months ended September 30, 2018. Diluted earnings per share were $1.11 for the nine months ended September 30, 2019, a decrease of $0.19 from diluted earnings per share of $1.30 for the nine months ended September 30, 2018.

The Company’s efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income before provision for loan losses plus noninterest income, was 58.70% and 65.34% for the three and nine months ended September 30, 2019, compared to 57.44% and 57.95% for the three and nine months ended September 30, 2018. The change in the efficiency ratio for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 was attributable primarily to the increase in noninterest expense that was driven in large part by the Uniti and BFC Mergers, partially offset by the increase in net interest income and noninterest income.

Interest income. Total interest income for the three and nine months ended September 30, 2019 was $20.4 million and $54.7 million, compared to $14.3 million and $41.6 million for the three and nine months ended September 30, 2018, an increase of $6.1 million and $13.1 million, respectively. The increase in interest income was primarily due to an increase in average interest earning assets, principally loans, which was driven primarily by the Uniti and BFC Mergers. Average interest earning assets increased $393.1 million and $291.8 million or 30.9% and 23.8% for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. Loan interest, including fees on loans increased $5.5 million during the three months ended September 30, 2019 as compared to this same period in 2018 primarily as a result of a $295.0 million increase in the average loan balance and a 52 basis point increase in the average loan yield. During the nine months ended September 30, 2019 compared to this same period in 2018, loan interest, including fees on loans increased $9.8 million primarily as a result of a $180.4 million increase in the average outstanding loan balance and a 31 basis point increase in the average loan yield. The average yield on loans for the three and nine months ended September 30, 2019 was 5.76% and 5.71% compared to 5.24% and 5.40% for the same periods last year. Interest income on loans for the quarters ended September 30, 2019 and September 30, 2018 included $1.6 million and $746,000, respectively, in accretion of purchase accounting fair value adjustments on acquired loans including the recognition of revenue from purchase credit impaired loans in excess of discounts. Interest income on loans for the nine months ended September 30, 2019 included $3.2 million in accretion of purchase accounting fair value adjustments on acquired loans, compared to $2.5 million for the nine months ended September 30, 2018. The accretion of the net discount on acquired loans increased the average yield on loans by 51 basis points and 41 basis points during the third quarter of 2019 and 2018, respectively and for the nine months ended September 30, 2019 and 2018, the increase was 40 basis points and 42 basis points, respectively. The incremental accretion and the impact on loan yield will change during any period based upon the volume of prepayments, but it is expected to decrease over time as the balance of the net discount declines and increase as significant new acquisitions take place. The remaining net discount on these purchased loans was $8.0 million and $6.3 million at September 30, 2019 and 2018, respectively.

Interest income on interest-earning deposits increased $214,000 as a result of a $58.5 million increase in the average balance of interest earning deposits, partially offset by a 7.0% decrease in the average yield on interest-earning deposits to 2.26% for the three months ended September 30, 2019 from 2.43% for the three months ended September 30, 2018. Interest income on interest earning deposits increased $2.0 million as a result of a $58.2 million increase in the average balance of interest earning deposits and a 43 basis point increase in the average yield on interest earning deposits to 2.43% for the nine months ended September 30, 2019 from 2.00% for same period last year.

Interest income on investment securities available for sale increased $341,000 as a result of a $36.7 million increase in the average balance of investment securities and a 55 basis point increase in the average yield for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. Interest income on investment securities increased $1.3 million primarily as a result of a $51.1 million increase in the average balance of investment securities for the nine months ended September 30, 2019 as compared to the same period a year ago.

Interest expense. Interest expense increased by $1.4 million, or 107.0%, to $2.6 million for the three months ended September 30, 2019, compared to the same period last year. The average cost of interest bearing liabilities increased 41 basis points to 1.05% for the three months ended September 30, 2019 from 0.64% for the three months ended September 30, 2018. Total average interest bearing liabilities increased by $206.5 million, or 26.2%, to $994.5 million for the three months ended September 30, 2019 from $788.0 million for the same period last year primarily due to the BFC and Uniti Mergers. Interest expense increased by $2.5 million, or 70.0%, to $6.1 million for the nine months ended September 30, 2019 from $3.6 million for the nine months ended September 30, 2018. The average cost of interest bearing liabilities increased 28 basis points to 0.88% for the nine months ended September 30, 2019 from 0.60% for the same period last year. Total average interest bearing liabilities increased by $128.3 million, or 16.3%, to $917.3 million for the nine months ended September 30, 2019 from $789.0 million for the nine months ended September 30, 2018.

Interest expense on deposits increased $1.3 million, or 111.5%, to $2.5 million during the three months ended September 30, 2019 from $1.2 million for the same period in 2018 primarily due to higher market interest rates over the last year and higher interest rates paid on deposits acquired in the Uniti merger compared to our legacy deposit base. The average rate paid on interest bearing deposits increased to 1.00% for the three months ended September 30, 2019 from 0.60% for the three months ended September 30, 2018. Interest expense on deposits increased $2.4 million, or 76.7%, to $5.6 million during the nine months ended September 30, 2019 from $3.2 million for the same period in 2018. The average rate paid on interest bearing deposits increased to 0.83% for the nine months ended September 30, 2019 from 0.55% for the nine months ended September 30, 2018. The impact of the higher market interest rates was partially reduced by an increase of $184.4 million or 51.2% increase in the average balance of noninterest bearing deposits to $544.7 million for the three months ended September 30, 2019 compared to $360.3 million for the same period in 2018 due primarily to the Uniti merger. Noninterest bearing deposits totaled $523.5 million, or 34.9% of total deposits, at September 30, 2019 compared to $349.3 million, or 27.8% of total deposits, at September 30, 2018.

Net interest income. Net interest income increased $4.7 million, or 36.4%, to $17.8 million for the three months ended September 30, 2019 compared to $13.0 million for the three months ended September 30, 2018. The Company’s net interest margin was 4.23% for the three months ended September 30, 2019 compared to 4.06% for the same quarter a year ago. The increase in net interest margin during the third quarter of 2019 compared to the same quarter a year earlier is the result of a higher yield on total loans and an increase in lower yielding cash and investments, partially offset by a higher cost of funds. Net interest margin is enhanced by the amortization of acquisition accounting discounts on loans acquired in the acquisitions. Accretion of acquisition accounting discounts on loans and the recognition of revenue from purchase credit impaired loans in excess of discounts increased our net interest margin by 51 basis points and 41 basis points during the three months ended September 30, 2019 and 2018, respectively. The average yield on interest earning assets for the three months ended September 30, 2019 was 4.86%, a 40 basis point increase from the three months ended September 30, 2018, due to the higher accretion on acquired loans and was negatively impacted due to two 25 basis point decreases in the target federal funds rate during the quarter ended September 30, 2019. The average cost of interest bearing liabilities for the three months ended September 30, 2019 was 1.05%, up 41 basis points from the 0.64% cost of funds for the three months ended September 30, 2018. Increases in the cost of funds reflect higher market rates and higher interest rates paid on Uniti acquired deposits compared to the Company’s legacy deposit base. The Company was able to reduce the impact of the rising market interest rates by increasing the average balance of noninterest bearing deposits at a higher growth rate than total interest bearing deposits. The average balance of noninterest bearing deposits increased $168.6 million, or 47.9%, to $520.3 million for the three months ended September 30, 2019 compared to $351.7 million for the same period in 2018.

Net interest income increased $10.6 million, or 27.9%, to $48.6 million for the nine months ended September 30, 2019 compared to $38.0 million for the nine months ended September 30, 2018. Net interest margin for the nine months ended September 30, 2019 increased by 14 basis points to 4.28% from 4.14% for the same period in 2018. Accretion of acquisition accounting discounts on loans and the recognition of revenue from purchase credit impaired loans in excess of discounts increased our net interest margin by 40 basis points and 42 basis points during the nine months ended September 30, 2019 and 2018, respectively. The average yield on interest earning assets for the nine months ended September 30, 2019 was 4.81%, a 28 basis point increase from the nine months ended September 30, 2018, due to higher accretion on acquired loans. The average cost of interest-bearing liabilities for the nine months ended September 30, 2019 was 0.88%, up 28 basis points from the 0.60% cost of funds during the nine months ended September 30, 2018, due primarily to higher market interest rates.

Average Balances, Interest and Average Yields/Cost. The following tables present, for the periods indicated, information about (i) average balances, the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest bearing liabilities and the resultant average yields; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin. Yields have been calculated on a pre-tax basis.

	Three months ended September 30,
	2019			2018
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield	Balance (1)	Interest	Yield
	(Dollars in thousands)
Interest earning assets
Interest earning deposits	$343,963	$1,963	2.26%	$285,475	$1,749	2.43%
Investments available-for-sale	102,040	699	2.72%	65,372	358	2.17%
FHLB Stock	7,174	141	7.80%	5,097	86	6.69%
FRB Stock	4,169	63	6.00%	3,357	50	5.91%
Total loans	1,206,942	17,524	5.76%	911,924	12,044	5.24%
Total interest earning assets	1,664,288	20,390	4.86%	1,271,225	14,287	4.46%
Noninterest earning assets	113,767			73,834
Total average assets	$1,778,055			$1,345,059

Interest bearing liabilities
Savings	$56,147	$26	0.18%	$43,939	$9	0.08%
Interest bearing checking	197,127	35	0.07%	165,171	33	0.08%
Money market	402,501	805	0.79%	363,900	504	0.55%
Time deposits	330,526	1,627	1.95%	209,560	633	1.20%
Total deposit accounts	986,301	2,493	1.00%	782,570	1,179	0.60%
Other Borrowings	8,211	140	6.76%	5,423	93	6.80%
Total interest bearing liabilities	994,512	2,633	1.05%	787,993	1,272	0.64%
Noninterest bearing liabilties	544,718			360,320
Total average liabilities	1,539,230			1,148,313
Average equity	238,825			196,576
Total average liabilities and equity	$1,778,055			$1,344,889
Net interest income		$17,757			$13,015
Interest rate spread (2)			3.81%			3.82%
Net interest margin (3)			4.23%			4.06%
Ratio of average interest earning assets to average interest bearing liabilities			167.35%			161.32%

(1)	Average balances are average daily balances.
(2)	Interest rate spread is calculated as the average rate earned on interest-earning assets minus the average rate paid on interest bearing liabilities.
(3)	Net interest margin is calculated as net interest income divided by total average earning assets.

	Nine months ended September 30,
	2019			2018
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield	Balance (1)	Interest	Yield
	(Dollars in thousands)
Interest earning assets
Interest earning deposits	$327,740	$5,948	2.43%	$269,590	$4,032	2.00%
Investments available-for-sale	99,959	2,042	2.73%	48,814	725	1.99%
FHLB Stock	6,148	325	7.07%	4,967	266	7.16%
FRB Stock	4,143	186	6.00%	3,240	169	6.97%
Total loans	1,081,535	46,194	5.71%	901,094	36,398	5.40%
Total interest earning assets	1,519,525	54,695	4.81%	1,227,705	41,590	4.53%
Noninterest earning assets	101,615			67,833
Total average assets	$1,621,140			$1,295,538

Interest bearing liabilities
Savings	$55,076	$56	0.14%	$39,706	$25	0.08%
Interest bearing checking	196,014	102	0.07%	163,618	101	0.08%
Money market	390,591	2,006	0.69%	359,003	1,362	0.51%
Time deposits	267,420	3,459	1.73%	218,404	1,695	1.04%
Total deposit accounts	909,101	5,623	0.83%	780,731	3,183	0.55%
Other Borrowings	8,192	433	7.07%	8,222	378	6.15%
Total interest bearing liabilities	917,293	6,056	0.88%	788,953	3,561	0.60%
Noninterest bearing liabilties	483,315			345,338
Total average liabilities	1,400,608			1,134,291
Average equity	220,532			161,247
Total average liabilities and equity	$1,621,140			$1,295,538
Net interest income		$48,639			$38,029
Interest rate spread (2)			3.93%			3.93%
Net interest margin (3)			4.28%			4.14%
Ratio of average interest earning assets to average interest bearing liabilities			165.65%			155.61%

(1)	Average balances are average daily balances.
(2)	Interest rate spread is calculated as the average rate earned on interest-earning assets minus the average rate paid on interest bearing liabilities.
(3)	Net interest margin is calculated as net interest income divided by total average earning assets.

Rate/Volume Analysis. Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest bearing liabilities, as well as changes in weighted average interest rates. Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). Changes applicable to both volume and rate have been allocated to volume. Yields have been calculated on a pre-tax basis.

The following table sets forth the effects of changing rates and volumes on our net interest income during the periods shown:

	Three months ended September 30,			Nine months ended September 30,
	2019 compared to 2018			2019 compared to 2018
	Increase/(Decrease)			Increase/(Decrease)
	Attributable to			Attributable to
	Rate	Volume	Total	Rate	Volume	Total
	(Dollars in thousands)			(Dollars in thousands)
Interest earning assets
Interest bearing deposits	$(124)	$338	$214	$846	$1,112	$1,958
Investments available for sale	90	251	341	320	1,200	1,520
Other equity securities	16	52	68	77	(1)	76
Total loans	1,196	4,284	5,480	1,847	7,704	9,551
Total interest income	1,178	4,925	6,103	3,090	10,015	13,105

Interest bearing liabilities
Savings accounts	$11	$6	17	$17	$14	31
Interest bearing checking	(6)	8	2	(9)	10	1
Money market accounts	223	78	301	421	222	643
Time deposits	398	596	994	1,014	748	1,762
Total deposit accounts	626	688	1,314	1,443	994	2,437
Other Borrowings	(1)	48	47	49	8	57
Total interest expense	625	736	1,361	1,492	1,002	2,494
Net interest income	$553	$4,189	$4,742	$1,598	$9,013	$10,611

Provision for loan losses. We recorded a provision for loan losses of $479,000 and $1.2 million for the three and nine months ended September 30, 2019, compared to a provision for loan losses of $1.1 million and $1.6 million for the three and nine months ended September 30, 2018. The provision is primarily a result of the renewal of acquired loans out of the discounted acquired loan portfolio and their subsequent transition to the non-acquired loan pool which requires a reserve allocation. We recorded no provision for loan losses for acquired loans related to the acquired non-purchased credit-impaired loans as accounted for in accordance with ASC Topic 310-20 for the three and nine months ended September 30, 2019 and 2018. In addition, no additional provisions were recorded on the purchase credit-impaired loans accounted for in accordance with ASC Topic 310-30 during the three and nine months ended September 30, 2019 and 2018. We had net recoveries on loans of $1,000 and $19,000 for the three and nine months ended September 30, 2019, respectively, compared to net charge-offs of $181,000 and $293,000 during the three and nine months ended September 30, 2018, respectively. The ratio of net recoveries to average total loans outstanding was zero percent for both the three and nine months ended September 30, 2019 and the ratio of net charge-offs to average total loans outstanding was 0.02% and 0.03% for the three and nine months ended September 30, 2018, respectively. The allowance for loan losses to total loans was 0.52% at September 30, 2019 compared to 0.61% at September 30, 2018. See “Comparison of Financial Condition - Allowance for loan losses” for additional details.

Noninterest income.  Noninterest income for the third quarter of 2019 increased $476,000, or 29.1%, to $2.1 million from $1.6 million in the same quarter of 2018. The increase in noninterest income compared to the same quarter last year was primarily due to a $265,000, or 62.5%, increase in gain on sale of loans. During the three months ended September 30, 2019, the Company sold $10.7 million of SBA loans, which generated a net gain on sale of $689,000 compared to the sale of $2.1 million in SBA loans at a net gain of $424,000 during the three months ended September 30, 2018. Loan servicing fees and other income increased $131,000, or 42.0%, to $443,000 for the three months ended September 30, 2019, compared to $312,000 for the three months ended September 30, 2018 due primarily to growth in our SBA loan servicing portfolio. Service charges and other fees increased $96,000, or 19% to $605,000 for the three months ended September 30, 2019 compared $509,000 during the same period in 2018 due to higher deposit balances and an increase in the number of deposit accounts.

Noninterest income for the nine months ended September 30, 2019 increased $1.3 million, or 24.4%, to $6.8 million from $5.4 million in the same period in 2018. The BFC and Uniti Mergers and organic growth significantly increased our deposit accounts, which resulted in a $576,000, or 40.4%, increase in service charges and other fees for the nine months ended September 30, 2019 compared to the same period in 2018. Loan servicing fee and other income increased $536,000, or 64.5%, to $1.4 million for the nine months ended September 30, 2019, compared to $831,000 for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, the Company sold $24.3 million of SBA loans, compared to the sale of $23.4 million in SBA loans during the nine months ended September 30, 2018 which generated a net gain on sale of $1.8 million and $1.6 million for the nine months ended September 30, 2019 and 2018, respectively.

The following table details the components of noninterest income for the periods indicated:

	Three months ended September 30,
	2019	2018	$ Change	% Change
	(Dollars in thousands)
Gain on sale of loans	$689	$424	$265	62.5%
Service charges and other fees	605	509	96	18.9%
Loan servicing fees and other income	443	312	131	42.0%
Gain on sale of premises	-	-	-	-
Gain on sale of OREO	-	-	-	-
Other income	377	393	(16)	(4.1)%
Total	$2,114	$1,638	$476	29.1%

	Nine months ended September 30,
	2019	2018	$ Change	% Change
	(Dollars in thousands)
Gain on sale of loans	$1,782	$1,623	$159	9.8%
Service charges and other fees	2,000	1,424	576	40.4%
Loan servicing fees and other income	1,367	831	536	64.5%
Gain on sale of premises	187	-	186	100.0%
Gain on sale of OREO	112	-	112	100.0%
Other income	1,326	1,569	(242)	(15.4)%
Total	$6,774	$5,447	$1,327	24.4%

Noninterest expense. Noninterest expense for the three months ended September 30, 2019 totaled $11.7 million, an increase of $3.2 million, or 38.6%, compared to $8.4 million for the third quarter of 2018. Noninterest expenses increased due primarily to increases of $2.1 million in salary and employee benefit expenses, $420,000 in occupancy and equipment expense and $510,000 in data processing costs primarily related to the operating costs related to the additional employees, clients and branches acquired in the BFC and Uniti Mergers. Our federal deposit insurance premium expense decreased as a result of a small bank credit awarded by the FDIC recognized during the three months ended September 30, 2019. The Bank has $306,000 in small bank credits on future assessments remaining as of September 30, 2019, which may be recognized in future periods when allowed for by the FDIC upon insurance fund levels being met.

Noninterest expense for the nine months ended September 30, 2019 increased $11.0 million, or 43.7%, to $36.2 million from $25.2 million in the same period in 2018. Salaries and employee benefits increased $5.9 million or 40.4% to $20.6 million for the nine months ended September 30, 2019 which compares to $15.0 million during the same period in 2018. The increase in salaries and employee benefits was due primarily to an increase in the number of employees and severance benefits paid due to the Uniti and BFC Mergers, and normal salary adjustments. Data processing expense increased $3.8 million or 205.2% to $5.6 million for the nine months ended September 30, 2019 which compares to $1.8 million for the same period in 2018 due primarily to the Uniti and BFC Mergers and higher transaction volumes from the increase in the number of our deposit accounts. Noninterest expense for the nine months ended September 30, 2019 included $4.1 million of Uniti Merger related expenses comprised of $780,000 in salaries and benefits, $2.7 million in data processing expenses, $535,000 in professional fees and $164,000 in all other expenses. Excluding the Uniti Merger expenses, noninterest expenses increased $ 6.9 million or 27.3% from the same period of 2018, due primarily to increases of $5.2 million in salary and benefits, $1.1 million in data processing expenses, $351,000 in additional occupancy and equipment costs for the three Southern California branches acquired from Uniti, and $238,000 in other noninterest expenses. The average full time equivalent employees increased to 256 for the nine months ended September 30, 2019 compared to 164 for the same period in 2018.

The following table details the components of noninterest expense for the periods indicated:

	Three months ended September 30,
	2019	2018	$ Change	% Change
	(Dollars in thousands)
Salaries and employee benefits	7,440	$5,342	$2,098	39.3%
Occupancy and equipment	1,396	976	420	43.0%
Data processing	1,036	526	510	97.0%
Other expense	1,792	1,573	219	13.9%
Total	$11,664	$8,417	$3,247	38.6%

	Nine months ended September 30,
	2019	2018	$ Change	% Change
	(Dollars in thousands)
Salaries and employee benefits	$20,600	$14,670	$5,930	40.4%
Occupancy and equipment	3,570	3,219	351	10.9%
Data processing	5,643	1,849	3,794	205.2%
Other expense	6,394	5,458	936	17.1%
Total	$36,207	$25,196	$11,011	43.7%

Income taxes. Income tax expense increased $528,000 and $447,000, or 32.3% and 9.3%, to $2.2 million and $5.3 million for the three and nine months ended September 30, 2019 compared to $1.6 million and $4.8 million for the three and nine months ended September 30, 2018, respectively, reflecting an increase in pre-tax income and for the nine month period ended September 30, 2019, the nondeductible merger costs incurred in the Uniti Merger. The Company’s effective tax rate was 28.02% and 29.29% for the three and nine months ended September 30, 2019 compared to 31.76% and 28.90% for the three and nine months ended September 30, 2018, respectively. The decrease in the Company’s effective tax rate during the three months ended September 30, 2019 was primarily related to tax advantaged investment security purchases and a current year reduction of expense related to a lower than anticipated 2018 Federal and State income tax, once the returns were finalized. The increase in the Company’s effective tax rate during the nine months ended September 30, 2019 when compared to the same period in 2018 was primarily due to an increase in fully taxable net interest income.

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

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of September 30, 2019, the Bank had an available borrowing capacity of $535.1 with the FHLB of San Francisco, and Federal Funds lines with available commitments totaling $65.0 million with five correspondent banks. There were no amounts outstanding under these facilities at September 30, 2019 and December 31, 2018. Additionally, the Company classifies its securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our security portfolio is of high quality and the securities would therefore be marketable.

We use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. Loan commitments and letters of credit were $117.2 million and $101.1 million at September 30, 2019 and December 31, 2018, certificates of deposit scheduled to mature in one year or less at September 30, 2019, totaled $268.2 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that most of our maturing certificates of deposit will remain with us.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $5.4 million for the nine months ended September 30, 2019 as compared to $1.8 million for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, net cash provided by investing activities, which consists primarily of the net change in loans receivable and purchases, sales and maturities of investment securities, was $33.5 million. During this same period in 2018, net cash used in investing activities was $25.6 million. Net cash used in financing activities, which is comprised primarily of the net change in deposits, was $25.4 million for the first nine months of 2019. During this same period in 2018, net cash provided by financing activities was $87.2 million for the nine months ended September 30, 2018.

Baycom Corp is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders, funds paid out for Company stock repurchases, and payments on trust-preferred securities and subordinated debt held at the Company level. The Company has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At September 30, 2019, the Company, on an unconsolidated basis had liquid assets of $3.7 million.

The Bank, as a state-chartered, federally insured savings bank, and member of the Federal Reserve is subject to the capital requirements established by the Federal Reserve. The Federal Reserve requires the Bank to maintain capital adequacy that generally parallels the FDIC requirements. The capital adequacy requirements are quantitative measures established by regulation that require the Bank to maintain minimum amounts and ratios of capital. The FDIC requires the Bank to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 Leverage Capital to average assets. Consistent with our goal to operate a sound and profitable organization, our policy is for the Bank to maintain “well-capitalized” status under the Federal Reserve regulations. Based on capital levels at September 30, 2019, the Bank was considered to be well-capitalized.

As a bank holding company registered with the Federal Reserve, BayCom Corp is subject to the capital adequacy requirements of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis, and the Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations. If BayCom Corp were subject to regulatory capital guidelines for bank holding companies with $3.0 billion or more in assets at September 30, 2019, BayCom Corp would have exceeded all regulatory capital requirements.

The table below shows the capital ratios under the Basel III capital framework as of the dates indicated:

	At September 30, 2019		At December 31, 2018
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Leverage Ratio
BayCom Corp	$204,659	11.74%	$177,573	12.11%
Minimum requirement for "Well-Capitalized"	87,172	5.00%	73,337	5.00%
Minimum regulatory requirement	69,737	4.00%	58,670	4.00%

United Business Bank	208,360	11.96%	147,209	10.04%
Minimum requirement for "Well-Capitalized"	87,133	5.00%	73,328	5.00%
Minimum regulatory requirement	69,706	4.00%	58,663	4.00%

Common Equity Tier 1 Ratio
BayCom Corp	204,659	16.15%	177,573	17.63%
Minimum requirement for "Well-Capitalized"	82,377	6.50%	65,466	6.50%
Minimum regulatory requirement	57,030	4.50%	45,322	4.50%

United Business Bank	208,360	16.45%	147,209	14.63%
Minimum requirement for "Well-Capitalized"	82,321	6.50%	65,424	6.50%
Minimum regulatory requirement	56,922	4.50%	45,293	4.50%

Tier 1 Risk-Based Capital Ratio
BayCom Corp	212,880	16.80%	185,734	18.44%
Minimum requirement for "Well-Capitalized"	101,387	8.00%	80,573	8.00%
Minimum regulatory requirement	76,040	6.00%	60,430	6.00%

United Business Bank	208,360	16.45%	147,209	14.63%
Minimum requirement for "Well-Capitalized"	101,319	8.00%	80,522	8.00%
Minimum regulatory requirement	75,989	6.00%	60,391	6.00%

Total Risk-Based Capital Ratio
BayCom Corp	219,615	17.33%	191,204	18.98%
Minimum requirement for "Well-Capitalized"	126,734	10.00%	100,716	10.00%
Minimum regulatory requirement	101,387	8.00%	80,573	8.00%

United Business Bank	215,095	16.98%	152,679	15.17%
Minimum requirement for "Well-Capitalized"	126,648	10.00%	100,652	10.00%
Minimum regulatory requirement	101,319	8.00%	80,522	8.00%

In addition to the minimum capital ratios, the Bank has to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 capital greater than 2.5% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. As of September 30, 2019, the Bank’s Common Equity Tier 1 capital exceeded the required capital conservation buffer.

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

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures as defined in Rule 13a 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of September 30, 2019 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that based on their evaluation at September 30, 2019, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to BayCom Corp’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(b)	Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting that occurred during the nine months ended September 30, 2019, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

In the normal course of business, the Company occasionally becomes involved in various legal proceedings. In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 1A. Risk Factors.

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s 2018 Annual Report, filed with the Securities and Exchange Commission on March 19, 2019. As of September 30, 2019, the risk factors of the Company have not changed materially from those disclosed in the 2018 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable
(b)	Not applicable
(c)	Not applicable

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

2.1	Agreement and Plan of Merger by and between BayCom Corp and TIG Bancorp dated June 28, 2019. (1)
2.2	Agreement and Plan of Merger by and between BayCom Corp and Uniti Financial Corporation dated December 7, 2018. (2)
2.3	Agreement and Plan of Merger, between BayCom Corp, BC Merger Company, United Business Bank, Bethlehem Financial Corporation, and MyBank dated as of August 10, 2018.(3)
3.1	Articles of Incorporation of BayCom Corp.(4)
3.2	Amended and Restated Bylaws of BayCom Corp. (4)
4.1	Form of common stock certificate of BayCom Corp.(4)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

(1)	Incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on July 1, 2019 (File No. 001-38483).
(2)	Incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on December 10, 2018 (File No. 001-38483).
(3)	Incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on August 13, 2018 (File No. 001-38483).
(4)	Incorporated herein by reference to the Registration Statement on Form S-1 filed on April 11, 2018 (File No. 333-224236).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BAYCOM CORP
Registrant

Date: November 12, 2019	By:	/s/ George Guarini
George Guarini Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2019	By:	/s/ Keary Colwell
Keary Colwell Senior Executive Vice President Chief Financial Officer and Chief Administrative Officer (Principal Financial and Accounting Officer)