Form 10-K
period 2019-12-31
BayCom Corp
filed 2020-03-16
CIK 1730984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO
The aggregate market value of the common stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant’s common stock as quoted on the NASDAQ Global Select Market on June 30, 2019, was $253.8 million (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)
As of February 29, 2020, the registrant had 12,325,431 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: None.

BAYCOM CORP
2019 ANNUAL REPORT ON FORM 10-K

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain matters discussed in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to:
•
expected revenues, cost savings, synergies and other benefits from our recent acquisition of Grand Mountain Bancshares, Inc. (the “GMB Merger”) and TIG Bancorp (the “TIG Merger”) might not be realized within the expected time frames or at all and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected;

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

•
other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services including the potential effect of coronavirus on international trade (including supply chains and export levels); and

•
the other risks detailed from time to time in our filings with the Securities and Exchange Commission (“SEC”).

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
Overview
General.   BayCom is a bank holding company headquartered in Walnut Creek, California. BayCom’s wholly owned banking subsidiary, United Business Bank, provides a broad range of financial services to businesses and business owners as well as individuals through its network of 36 full-service branches, with 17 locations in California, two in Washington, six in New Mexico and 11 in Colorado, including from four full-service brands we recently acquired through Grand Mountain Bank (“GMB”). The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relate primarily to the Bank.
Our principal objective is to continue to increase shareholder value and generate consistent earnings growth by expanding our commercial banking franchise through both strategic acquisitions and organic growth. Since 2010, we have expanded our geographic footprint through nine strategic acquisitions, which includes our most recent acquisition of Grand Mountain Bancshares, Inc. which was completed in February 2020. We believe our strategy of selectively acquiring and integrating community banks has provided us with economies of scale and improved our overall franchise efficiency. Looking forward, we expect to continue to pursue strategic acquisitions and believe our targeted market areas present us with many and varied acquisition opportunities. We are also focused on continuing to grow organically and believe the markets in which we operate currently provide meaningful opportunities to expand our commercial client base and increase our current market share. We believe our geographic footprint, which now includes the San Francisco Bay area, the metropolitan markets of Los Angeles and Seattle and other community markets including Albuquerque, New Mexico and Denver, Colorado, provides us with access to low cost, stable core deposits in community markets that we can use to fund commercial loan growth. We strive to provide an enhanced banking experience for our clients by providing them with a comprehensive suite of sophisticated banking products and services tailored to meet their needs, while delivering the high-quality, relationship-based client service of a community bank.
As of December 31, 2019, we had, on a consolidated basis, total assets of  $2.0 billion, total deposits of $1.7 billion, total loans, including loans held for sale, of  $1.5 billion (net of allowances) and total shareholders’ equity of  $254.2 million.
Our History and Growth.   In January 2017, the Company became the holding company for the Bank. The Bank commenced banking operations as Bay Commercial Bank in July 2004 and changed the name to United Business Bank in April 2017, following our acquisition of United Business Bank, FSB in April 2017.
The Bank was founded in March 2004 as a California state chartered commercial bank, by a group of Walnut Creek business and community leaders, including George Guarini, who serves as our Chief Executive Officer. The severe economic recession beginning in 2008 and the ongoing consolidation in the banking industry created an opportunity for our management team and board to build an attractive commercial banking franchise and create long-term value for our shareholders by employing an acquisition strategy that focuses on opportunities that grow our product portfolio and expand the business geographically.
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

We believe we have a successful track record of selectively acquiring, integrating and consolidating community banks. Since 2010, we have completed nine acquisitions with aggregate total assets of approximately $1.8 billion and total deposits of approximately $1.5 billion. We have sought to integrate the banks we acquire into our existing operational platform and enhance shareholder value through the creation of efficiencies within the combined operations.
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
In May 2019, we acquired Uniti Financial Corporation (“Uniti”), the holding company for Uniti Bank, headquartered in Buena Park, California, which had three branch offices located in Southern California. At the time of acquisition, Uniti bank had $318.0 million in total assets and $265.8 million in deposits.
In October 2019, we acquired TIG Bancorp (“TIG”), the holding company for First State Bank of Colorado, headquartered in Greenwood Village, Colorado, which had seven branch offices and serves the Denver metropolitan area and other Colorado communities. At the time of acquisition, TIG had $235.6 million in total assets and $202.8 million in total deposits.
Recent Developments.
In February 2020, we acquired GMB, the holding company for Grand Mountain Bank, headquartered in Granby, Colorado, which had four branch locations across Grand County and a loan office in Summit County, Colorado. At December 31, 2019, GMB had approximately $132.5 million in assets, $96.6 million in loans, $118.6 million in deposits and $11.6 million in shareholder’s equity.
Our Markets
We target our services to small and medium-sized businesses, professional firms, real estate professionals, nonprofit businesses, labor unions and related nonprofit entities and businesses and individual consumers within California, Colorado, Seattle, Washington and Central New Mexico. We generally lend in markets where we have a physical presence through our branch offices. We operate primarily in the San Francisco-Oakland-Hayward, California Metropolitan Statistical Area (“MSA”) with additional operations in the Los Angeles-Long Beach-Anaheim, California MSA, with borrowers or properties located in Northern California responsible for 46.2% and Southern California responsible for 24.9% of our loan portfolio as of December 31, 2019.
A majority of our branches are located in the San Francisco Bay Area which includes the counties of Alameda, Contra Costa, Marin, Napa, San Francisco, San Mateo, Santa Clara, Solano, and Sonoma, California. The greater San Francisco Bay Area contains two significant MSAs — the San Francisco-Oakland-Hayward MSA and the San Jose-Sunnyvale-Santa Clara MSA. With a population of approximately 4.7 million, the San Francisco-Oakland-Hayward MSA represents the second most populous area in

California and the eleventh largest in the United States. In addition to its current size, the market also demonstrates key characteristics we believe provide the opportunity for additional growth, including projected population growth of 5.9% through 2022 versus the national average of 3.7%, an annual median household income of  $107,898 versus a national average of  $61,937, and the third highest population density in the nation. The San Jose-Sunnyvale-Santa Clara MSA also demonstrates key characteristics that provide us growth opportunities, including a population of approximately 2.0 million, projected population growth of 6.0% through 2022, and a median household income of  $124,696.
We operate five branch offices in the Los Angeles-Long Beach-Anaheim California MSA. The greater Los Angeles area is one of the most significant business markets in the world. With an estimated gross domestic product of approximately $1.05 trillion, it represents the second largest economy in the country (based on a MSA definition) and would rank as the 16th largest economy in the world. The Los Angeles-Long Beach-Anaheim California MSA maintains a population of approximately 13.3 million, the most populous area in California and the second largest in the United States. We believe the market’s projected population growth of 4.2% through 2022, its median household income of  $72,563, large concentration of small and medium-sized businesses, and its highest population density in the nation position the area as an attractive market in which to expand operations. The recent acquisition of Uniti Bank added three branches located in the Los Angeles MSA.
We serve the Sacramento-Roseville-Arden-Arcade MSA through one branch office. With a population of approximately 2.3 million, ranking it as the 26th MSA in the country. The Sacramento-Roseville-Arden-Arcade MSA includes the city of Sacramento, the state capital of California. The population is projected to grow 5.1% through 2022 and the median household income is approximately $73,142. State and local government make up the largest employers, while transportation, health services, technology, agriculture and mining are important industries for the region.
We serve the Stockton-Lodi MSA in Central California though two branch offices. The market area has a population of approximately 752,660, which is projected to grow 5.4% through 2022, and a median household income of approximately $64,119. The area has a diverse industry mix, including agriculture, e-fulfillment centers, advanced manufacturing, data centers/call centers, and service industries.
We serve the Seattle-Tacoma-Bellevue MSA, which includes King County (which includes the city of Seattle), through two branch offices. King County has the largest population of any county in the state of Washington, covers approximately 2,100 square miles, and is located on Puget Sound. It had approximately 2.2 million residents, which is projected to grow 7.5% through 2022, and a median household income of approximately $95,009. King County has a diversified economic base with many employers from various industries including shipping and transportation (Port of Seattle, Paccar, Inc. and Expeditors International of Washington, Inc.), retail (Amazon.com, Inc., Starbucks Corp. and Nordstrom, Inc.), aerospace (the Boeing Company), computer technology (Microsoft Corp.) and biotech industries.
We serve the Albuquerque MSA, in Central New Mexico the most populous city in the state of New Mexico through six branch offices we recently acquired from FULB and BFC. The Albuquerque MSA has a population of approximately 916,791, ranking it as the 60th MSA in the country. The Albuquerque MSA population is projected to grow approximately 1.7% through 2022, and its median household income is approximately $51,134. Top industries in Albuquerque include aerospace and defense (Honeywell), energy technology including solar energy (SCHOTT Solar), and semiconductor and computer chip manufacturing (Intel Corp). In addition, the MyBank acquisition provided five branch offices in the Central New Mexico area.
We serve the Denver MSA and nearby communities in Colorado through one branch we recently acquired from TIG. The Denver-Aurora-Lakewood MSA has a population of 2.9 million (more than half of Colorado), ranking it as the 21st largest MSA in the country. The Denver-Aurora-Lakewood MSA has a median household income of  $79,478 which is ten percent higher than the amount in Colorado ($71,953). The Colorado population is expected to grow by roughly 30% between 2019 and 2040, compared to the projected national growth rate of 13%. Each year between 2011 and 2016, Colorado itself has seen each year a net influx of migrants and was the second largest growing State in the country. Top industries in the Denver MSA include aerospace/aviation (Ball), beverage production (Molson Coors Brewing), bioscience, broadcasting/communication, energy and financial services.

We serve the Colorado Springs MSA through one branch we recently acquired from TIG. The Colorado Springs MSA, which includes El Paso and Teller counties, has a population of approximately 738,939 and a median income of  $67,430. The largest industries in Colorado Springs, CO are Health Care and Social Assistance, Retail Trade and Educational Services.
We also serve a number of counties through nine branches, through our recent acquisitions of TIG and GMB. One branch is located in Custer County which has a population of 5,069 and a median income of $41,732 that is projected to grow by 1.7% over the next five years. Four branches are located in Delta County which has a population of 32,354 and a median income of  $42,539 that is projected to grow by 1.0% over the next five years. Lastly, we serve Grand County through the four full-service branches we recently acquired from GMB. Grand County has a population of 16,326 and a median income of  $62,230.
Lending
We provide a comprehensive suite of financial solutions that competes with large, national competitors, but with the personalized attention and nimbleness of a relationship-focused community bank. We provide our commercial clients with a diverse array of cash management services.
A general description of the range of commercial banking products and other services we offer follows.
Lending Activities.   We offer a full range of lending products, including commercial and multifamily real estate loans (including owner-occupied and investor real estate loans), commercial and industrial loans (including equipment loans and working capital lines of credit), U.S. Small Business Administration (“SBA”) loans, construction and land loans, agriculture-related loans and consumer loans. Our preference is for owner-occupied real estate and commercial and industrial loans. We also offer consumer loans predominantly as an accommodation to our commercial clients, which include installment loans, unsecured and secured personal lines of credit, and overdraft protection. Lending activities originate from the relationships and efforts of our bankers. We are a preferred lender under the SBA loan program.
We may periodically purchase whole loans and loan participation interests or participate in syndicates originating new loans, including shared national credits, primarily during periods of reduced loan demand in our primary market areas and at times to support our Community Reinvestment Act lending activities. Any such purchases or loan participations are made generally consistent with our underwriting standards; however, the loans may be located outside of our normal lending areas. During the years ended December 31, 2019 and 2018, we purchased $104.0 million and $15.0 million, respectively, of loans and loan participation interests, principally commercial and industrial loans and multifamily real estate loans.
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
At December 31, 2019, we had net loans, excluding loans held for sale, of  $1.5 billion, representing 72.7% of our total assets. For additional information concerning our loan portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Financial Condition at December 31, 2019 and 2018 — Loans”, contained in this report.
Concentrations of Credit Risk.   The largest portion of our loan portfolio represents lending conducted with businesses and individuals in the San Francisco Bay Area. Our loan portfolio consists primarily of commercial real estate loans (including multifamily) and construction loans, which totaled $1.1 billion and constituted 77.5% of total loans as of December 31, 2019. Commercial and industrial loans totaled $169.3 million and constituted 11.6% of total loans as of December 31, 2019. Our commercial real estate loans are generally secured by first liens on real property. The commercial and industrial loans are typically secured by general business assets, accounts receivable inventory and/or the corporate guaranty of the borrower and personal guaranty of its principals. The geographic concentration of our loans subjects our business to the general economic conditions within California, Colorado, Washington and New Mexico. The risks created by such concentrations have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover probable incurred losses in our loan portfolio as of December 31, 2019.
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
Large Credit Relationships.   As of December 31, 2019, the aggregate amount of loans to our 10 and 25 largest borrowers (including related entities) amounted to approximately $150.2 million, or 10.3% of total loans, and $274.7 million, or 18.8% of total loans, respectively. The table below shows our five largest borrowing relationships as of December 31, 2019 in descending order. Each of the loans in these borrowing relationships is currently performing in accordance with the loan repayment terms as of December 31, 2019.
		Loan Type
Borrower Type	Number of loans	Commercial & Industrial	CRE Owner Occupied	CRE Non-Owner Occupied	Total
	(Dollars in thousands)
Commercial real estate investor	3	$—	$—	$24,146	$24,146
Commercial real estate investor	4	—	8,845	13,861	22,706
Commercial real estate investor	12	4,500	10,301	6,748	21,549
Commercial real estate investor	3	—	—	20,265	20,265
Commercial real estate investor	7	2,846	9,010	512	12,368
Total	29	$7,346	$28,156	$65,532	$101,034
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
In addition, our loan policies provide the following:
•
guidelines for personal guarantees

•
an environmental review

•
loans to employees, executive officers and directors

•
problem loan identification

•
maintenance of an adequate allowance for loan losses; and

•
other matters relating to lending practices

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
Legal lending limits are calculated in conformance with California law, which prohibits a bank from lending to any one individual or entity or its related interests on an unsecured basis any amount that exceeds 15 percent of the sum of such bank’s shareholders’ equity plus the allowance for loan losses, capital notes and any debentures, plus an additional 10 percent for loans on a secured basis. At December 31, 2019, our authorized legal lending limit for loans to one borrower was $33.1 million for unsecured loans and $55.2 million for specific secured loans. Currently, we maintain an in-house limit of  $8.6 million for unsecured loans and $14.5 million for secured loans. At December 31, 2019, there were four loans to an aggregate of 19 individuals or entities or related interests that exceeded these internal limits. We have strict policies and procedures in place for the establishment of limits with respect to specific products and businesses and evaluating exceptions to the internal limits for individual relationships.
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
Loan Types.   We provide a variety of loans to meet our clients’ needs. The real estate portion of our loan portfolio is comprised of the following: mortgage loans secured typically by commercial and multifamily properties; construction and land loans; and mortgages and revolving lines of credit secured by equity in residential properties. At December 31, 2019, we held $1.3 billion in loans secured by real estate, representing 88.2% of total loans receivable, and a total of  $49.5 million in undisbursed real estate related commitments. The types of our loans are described below:
Commercial Real Estate Loans.   Our commercial real estate loans include loans secured by office buildings, retail facilities, hotels, gas stations, convalescent facilities, industrial use buildings, restaurants and multifamily properties and agricultural real estate. At December 31, 2019, our commercial and multifamily real estate loan portfolio totaled $1.1 billion, or 75.0% of total loans (excluding loans held for sale).
Our commercial real estate loans may be owner-occupied or non-owner occupied. As of December 31, 2019, our commercial real estate loans, excluding loans secured by multifamily properties, consisted of $422.6 million of owner-occupied commercial real estate loans, or 29.0% of the total loan portfolio, and $452.2 million of non-owner occupied commercial real estate loans, or 31.0% of the total loan portfolio.
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
Payments on loans secured by such properties are often dependent on the successful operation (in the case of owner-occupied real estate) or management (in the case of non-owner occupied real estate) of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy, to a greater extent than other types of loans. Commercial real estate loans are underwritten primarily using a cash flow analysis and secondarily as loans secured by real estate. In underwriting commercial real estate loans, we seek to minimize risks in a variety of ways, including giving careful consideration to the property’s age, condition, operating history, future operating projections, current and projected market rental rates, vacancy rates, location and physical condition. The underwriting analysis also may include credit verification, reviews of appraisals, environmental hazards or reports, the borrower’s liquidity and leverage, management experience of the owners or principals, economic condition, industry trends and any guarantees, including SBA loan guarantees. At December 31, 2019, $100.1 million of our commercial real estate loans had SBA guarantees. We generally require personal guarantees from the principal owners of the property supported by a review by our management of the principal owners’ personal financial statements. We attempt to limit our risk by analyzing the borrowers’ cash flow and collateral value on an ongoing basis and by an annual review of rent rolls and financial statements. The loan-to-value ratio as established by an independent appraisal typically will not exceed 80% at loan origination and is lower in most cases. At December 31, 2019, the average loan size in our commercial real estate portfolio was approximately $846,000 with a weighted average loan-to-value ratio of 59.5%.
Agriculture is a major industry in the Central Valley of California, one of our lending markets. We make agricultural real estate secured loans to borrowers with a strong capital base, sufficient management depth, proven ability to operate through agricultural cycles, reliable cash flows and adequate financial reporting. Generally, our agricultural real estate secured loans amortize over periods of 20 years or less and the typical loan-to-value ratio will not exceed 80% at loan origination, although actual loan-to-value ratios are typically lower. Payments on agricultural real estate secured loans depend, to a large degree, on the results of operations of the related farm entity. The repayment is also subject to other economic and weather conditions, as well as market prices for agricultural products, which can be highly volatile. Among the more common risks involved in agricultural lending, are weather conditions, disease, water availability and water distribution rights, which can be mitigated through multi-peril crop insurance. Commodity prices also present a risk, which may be managed by the use of set price contracts. As part of our underwriting, the borrower is required to obtain multi-peril crop insurance. Normally, in making agricultural real estate secured loans, our required beginning and projected operating margins provide for reasonable reserves to offset unexpected yield and price deficiencies. We also consider management succession, life insurance and business continuation plans when evaluating agricultural real estate secured loans. At December 31, 2019, our agricultural real estate secured loans, totaled $28.5 million, or 2.0% of total loans.
The following table presents a breakdown of our commercial real estate loan portfolio at the dates indicated:
	December 31, 2019		December 31, 2018
	Amount	% of Total in Category	Amount	% of Total in Category
	(Dollars in thousands)
Retail	$184,375	16.9%	$92,897	13.2%
Multifamily residential	218,409	20.0%	117,181	16.7%
Hotel/motel	133,961	12.3%	92,647	13.2%
Office	141,354	12.9%	103,500	14.7%
Gas station	94,526	8.6%	65,093	9.3%
Convalescent facility	42,435	3.9%	33,181	4.7%
Industrial	107,478	9.8%	76,833	10.9%
Restaurants	30,144	2.8%	29,749	4.2%
Agricultural real estate	28,527	2.6%	16,749	2.4%
Other	111,933	10.2%	74,153	10.7%
Total loans	$1,093,142	100.0%	$701,983	100.0%
We currently target individual commercial real estate loans between $1.0 million and $5.0 million. As of December 31, 2019, the largest commercial real estate loan had a net outstanding balance of  $19.7 million and was secured by a first deed of trust on a retail strip center located in Sacramento, California. The largest commercial real estate loan secured by multifamily property as of December 31, 2019, was a 12-unit apartment complex with a net outstanding principal balance of  $12.0 million, located in San Francisco, California. Both of these loans were performing according to their respective loan repayment terms as of December 31, 2019.
Construction and Land Loans.   We make loans to finance the construction of residential and non-residential properties. Construction loans include loans for owner-occupied one-to-four family homes and commercial projects (such as multifamily housing, industrial, office and retail centers). These loans generally are collateralized by first liens on real estate and typically have a term of less than one-year floating interest rates and commitment fees. Construction loans are typically made to builders/developers that have an established record of successful project completion and loan repayment. We conduct periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans, based on the percentage of completion. Underwriting guidelines for our construction loans are similar to those described above for our commercial real estate lending. Our construction loans have terms that typically range from six months to two years, depending on factors such as the type and size of the development and the financial strength of the borrower/guarantor. Construction loans are typically structured with an interest-only period during the construction phase. Construction loans are underwritten to either mature, or transition to a traditional amortizing loan at the completion of the construction phase. The loan-to-value ratio on our construction loans, as established by independent appraisal, typically will not exceed 80% at loan origination, and is lower in most cases. At December 31, 2019, we had $36.3 million in construction and land loans outstanding, representing 2.5% of total loans, with $16.4 million in undisbursed commitments. The average loan size in our construction loan portfolio was approximately $171,000 at December 31, 2019, with a weighted average loan-to-value ratio of 58.6%.
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
One-to-Four Family Residential Loans.   We do not originate owner-occupied one-to-four family residential real estate loans. Our one-to-four family real estate loans were either acquired through our mergers with other financial institutions or by purchases of whole loan pools with servicing retained. Generally, these loans were originated to meet the requirements of Fannie Mae, Freddie Mac, Federal Housing Administration, U.S. Department of Veterans Affairs and jumbo loans for sale in the secondary market to investors. Our one-to-four family loans do not allow for interest-only payments, nor negative amortization of principal, and carry allowable prepayment restrictions. At December 31, 2019, our one-to- four family loan portfolio, including home equity loans and lines of credit, totaled $156.8 million or 10.7% of total loans.
We do originate a limited amount of home equity loans and home equity lines of credit. Home equity loans and home equity lines of credit generally may have a loan-to-value of up 80% at the time origination when combined with the first mortgage. The majority of these loans are secured by a first or second mortgage on residential property. Home equity lines of credit allow for a ten-year draw period, with a ten-year repayment period, and the interest rate is generally tied to the prime rate as published by the Wall Street

Journal and may include a margin. Home equity loans generally have ten-year maturities based on a 30-year amortization. We retain a valid lien on the real estate, obtain a title insurance policy that insures the property is free from encumbrances and require hazard insurance. At December 31, 2019, home equity loans and lines of credit totaled $19.7 million, or 1.4% of total loans, of which $2.5 million were secured by junior liens. Unfunded commitments on home equity lines of credit at December 31, 2019, totaled $ 10.8 million.
Commercial and Industrial Loans.   We make commercial and industrial loans, including commercial lines of credit, working capital loans, term loans, equipment financing, acquisition, expansion and development loans, SBA loans, letters of credit and other loan products, primarily in our target markets, which are underwritten on the basis of the borrower’s ability to service the debt from operating income. We take as collateral, a lien on general business assets, including, among other things, real estate, accounts receivable, inventory and equipment, and generally obtain a personal guaranty of the borrower or principal. Our operating lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans are typically reviewed annually. The terms of our commercial and industrial loans vary by purpose and by type of underlying collateral. We typically make equipment loans for a term of five years or less at fixed or adjustable rates, with the loan fully amortized over the term. Loans to support working capital typically have terms not exceeding one year and are usually secured by accounts receivable, inventory and personal guarantees of the principals of the business. The interest rates charged on loans vary with the degree of risk and loan amount and are further subject to competitive pressures, money market rates, the availability of funds and government regulations. For loans secured by accounts receivable and inventory, principal is typically repaid as the assets securing the loan are converted into cash (monitored on a monthly or more frequent basis as determined necessary in the underwriting process), and for loans secured with other types of collateral, principal is typically due at maturity. Terms greater than five years may be appropriate in some circumstances, based upon the useful life of the underlying asset being financed or if some form of credit enhancement, such as an SBA guarantee is obtained. These programs have a further benefit to us in terms of liquidity and potential fee income, since there is an active secondary market which will purchase the guaranteed portion of these loans at a premium. At December 31, 2019, we had commercial and industrial loans of  $169.3 million or 11.6% of total loans.
We also make agricultural operating loans, including loans to finance the purchase of machinery, equipment and breeding stock; seasonal crop operating loans used to fund the borrower’s crop production operating expenses; and livestock operating and revolving loans used to purchase livestock for resale and related livestock production expense. Agricultural operating loans are generally originated at an adjustable- or fixed-rate of interest and generally for a term of up to seven years. In the case of agricultural operating loans secured by breeding livestock and/or farm equipment, such loans are originated at fixed rates of interest for a term of up to five years. We typically originate agricultural operating loans on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s agricultural business. As a result, the availability of funds for the repayment of agricultural operating loans may be substantially dependent on the success of the business itself and the general economic environment. A significant number of agricultural borrowers with these types of loans may qualify for relief under a chapter of the U.S. Bankruptcy Code that is designed specifically for the reorganization of financial obligations of family farmers and which provides certain preferential procedures to agricultural borrowers compared to traditional bankruptcy proceedings pursuant to other chapters of the U.S. Bankruptcy Code. As of December 31, 2019, we had agricultural operating loans of  $7.2 million or 0.5% of total loans.
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

Consumer Loans.   We generally make consumer loans as an accommodation to our clients on a case by case basis. These loans represent a small portion of our overall loan portfolio. However, these loans are important in terms of servicing our client’s needs. We make a variety of loans to individuals for personal and household purposes, including secured and unsecured term loans. Consumer loans are underwritten based on the individual borrower’s income, current debt level, past credit history and the value of any available collateral. The terms of consumer loans vary considerably based upon the loan type, nature of collateral and size of the loan. Consumer loans entail greater risk than do residential real estate loans because they may be unsecured or, if secured, the value of the collateral, such as an automobile or boat, may be more difficult to assess and more likely to decrease in value than real estate. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often will not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans. As of December 31, 2019, consumer loans totaled approximately $2.6 million or 0.2% of total loans.
For additional information concerning our loan portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Financial Condition at December 31, 2019 and 2018 — Loans”, contained in this report.
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

We provide an avenue for large depositors to maintain full insurance coverage by the Federal Deposit Insurance Corporation (“FDIC”) for all deposits up to $50.0 million. Under an agreement with Promontory Interfinancial Network, we participate in the CDARS and the Insured Cash Sweep (“ICS”) money market product. These are deposit-matching programs which distribute excess balances on deposit with us across other participating banks. In return, those participating financial institutions place their excess client deposits with us in a reciprocal amount. These products are designed to enhance our ability to attract and retain clients and increase deposits by providing additional FDIC insurance for large deposits. We also participate in the ICS One-Way Sell program, which allows us to buy cost effective wholesale funding on customizable terms. At December 31, 2019, we had $35.9 million in reciprocal CDARS and $153.2 million in one-way CDARS and ICS deposits.
Additionally, we offer escrow services on commercial transactions and facilitate tax-deferred commercial exchanges through the Bank’s division, Business Escrow Services (“BES”). This affords us a low cost core deposit base. These deposits fluctuate as the sellers of the real estate have up to nine months to invest in replacement real estate to defer the income tax on the property sold. Deposits related to BES totaled $44.4 million at December 31, 2019.
We also from time to time, bid for and accept deposits from public entities in our markets.
For additional information concerning our deposits, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Financial Condition at December 31, 2019 and 2018 — Deposits” contained in this report.
Borrowings.   Although deposits are our primary source of funds, we may from time to time utilize borrowings as a cost-effective source of funds when they can be invested at a positive interest rate spread, for additional capacity to fund loan demand, or to meet our asset/liability management goals. We are a member of and may obtain advances from the FHLB of San Francisco, which is part of the Federal Home Loan Bank System. The eleven regional Federal Home Loan Banks provide a central credit facility for their member institutions. These advances are provided upon the security of certain mortgage loans and mortgage-backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. In addition to FHLB advances, we may also utilize Fed Funds purchased from correspondent banks as a source of short-term funding. At December 31, 2019, we had the ability to borrow up to $542.4 million from the FHLB and $40.5 million available under our Fed Funds lines, none of which was outstanding.
At December 31, 2019, we had $8.2 million aggregate principal (net of mark-to-market adjustments) of junior subordinated debentures issued in connection with the sale of trust preferred securities by two statutory business trusts assumed in our acquisitions of BFC and FULB.
For additional information concerning our borrowings, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Financial Condition at December 31, 2019 and 2018 — Borrowings” contained in this report.
Investments
In addition to loans, we make other investments that conform to our investment policy as set by our Board of Directors. The primary objectives of our investment policy are to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements. As of December 31, 2019, our investment portfolio totaled $119.9 million, with an average yield of 2.7% and an estimated duration of approximately 4.1 years.
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
Our investment policy outlines investment type limitations, security mix parameters, authorization guidelines and risk management guidelines. The policy authorizes us to invest in a variety of investment securities, subject to various limitations. Our current investment portfolio consists of obligations of the U.S. Treasury and other U.S. government agencies or sponsored entities, including mortgage-backed securities, collateralized mortgage obligations, municipal securities and corporate securities.
For additional information concerning our investments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Financial Condition at December 31, 2019 and 2018 — Securities” contained in this report.
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
Regulatory Reforms
In May 2018 the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Economic Growth Act”), was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While the Economic Growth Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10.0 billion and for large banks with assets of more than $50.0 billion.
The Economic Growth Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for depository institutions and their holding companies with total consolidated assets of less than $10.0 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8.0% and 10.0%. Any qualifying depository institution or its holding company that exceeds the “community bank leverage ratio” will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered to be “well capitalized” under the prompt corrective action rules.
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
United Business Bank
General.   As a state-chartered, federally insured commercial bank, the Bank is subject to extensive regulation and must comply with various statutory and regulatory requirements, including prescribed minimum capital standards. As a California chartered bank, the Bank is subject to supervision, periodic examination, and regulation by the California Department of Business Oversight (“DBO”), Division of Financial Institutions (“DFI”) and by the Board of Governors of the Federal Reserve System (“Federal Reserve,”) as its primary federal regulator. The Bank’s relationship with depositors and borrowers also is regulated to a great extent by both federal and state law, especially in such matters as the ownership of deposit accounts and the form and content of mortgage and other loan documents.
Federal and state banking laws and regulations govern all areas of the operation of the Bank, including reserves, loans, investments, deposits, capital, issuance of securities, payment of dividends and establishment of branches. Bank regulatory agencies also have the general authority to limit the dividends paid by insured banks and bank holding companies if such payments should be deemed to constitute an unsafe and unsound practice and in other circumstances. The Federal Reserve, as the primary federal regulator of the Company and the Bank, and the DBO have the authority to impose penalties, initiate civil and administrative actions and take other steps intended to prevent banks from engaging in unsafe or unsound practices.
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
State Regulation and Supervision.   As a California-chartered commercial bank with branches in the States of California, Colorado, New Mexico and Washington, the Bank is subject not only to the applicable provisions of California law and regulations, but is also subject to applicable Colorado, New Mexico and Washington law and regulations. These state laws and regulations govern the Bank’s ability to take deposits and pay interest thereon, make loans on or invest in residential and other real estate, make consumer loans, invest in securities, offer various banking services to its clients and establish branch offices.
Deposit Insurance.   The Deposit Insurance Fund of the FDIC insures deposit accounts of the Bank up to $250,000 per separately insured depositor. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions.
The Dodd-Frank Act requires the FDIC’s deposit insurance assessments be based on assets instead of deposits. The FDIC’s regulation specifies that the assessment base for a bank is equal to its total average consolidated assets less average tangible capital. Currently, assessment rates range from 3 to 30 basis points for all institutions, subject to adjustments for unsecured debt issued by the institution, unsecured debt issued by other FDIC-insured institutions, and brokered deposits held by the institution. As required by the Dodd-Frank Act, the FDIC imposed a surcharge on institutions with assets of $10.0 billion or more commencing on July 1, 2016 and ending when the reserve ratio reaches 1.35%, which the FDIC has announced occurred on September 30, 2018. When the reserve ratio reaches 1.38%, smaller institutions will receive credits for the portions of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.35%. Subject to certain limitations, the credits will apply to reduce regular assessments until exhausted.
Under the current rules, when the reserve ratio for the prior assessment period reaches or is greater than 2.0% and less than 2.5%, assessment rates will range from two basis points to 28 basis points, and when the reserve ratio for the prior assessment period is greater than 2.5%, assessment rates will range from one basis point to 25 basis points (in each case subject to adjustments as described above for current rates). No institution may pay a dividend if it is in default on its FDIC deposit insurance assessment.
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
Capital Requirements.   Federally insured financial institutions, such as the Bank, are required to maintain a minimum level of regulatory capital. As discussed above, the Economic Growth Act raised the maximum amount of consolidated assets a qualifying holding company may have to $3.0 billion under the Federal Reserve’s “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement,” pursuant to which the Company is generally not subject to the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank. The Federal Reserve made this change effective August 30, 2018. The Federal Reserve expects a holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations, discussed below. If the Company were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets at December 31, 2019, the Company would have exceeded all regulatory requirements.
The capital regulations adopted by the Federal Reserve establish minimum required ratios for common equity Tier 1 (“CET1”) capital, Tier 1 capital, and total capital and the leverage ratio; risk-weightings of certain assets and other items for purposes of the risk-based capital ratios, a required capital conservation buffer over the required capital ratios; and define what qualifies as capital for purposes of meeting the capital requirements. These regulations implement the regulatory capital reforms required by the Dodd-Frank Act and the “Basel III” requirements.
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
Trust preferred securities issued by a company, with total consolidated assets of less than $15.0 billion before May 19, 2010 and treated as regulatory capital are grandfathered, but any such securities issued later are not eligible as regulatory capital. If an institution grows above $15.0 billion as a result of an acquisition, the trust preferred securities are excluded from Tier 1 capital and instead included in Tier 2 capital. Mortgage servicing assets and deferred tax assets over designated percentages of CET1 are deducted from capital. In addition, Tier 1 capital includes AOCI, which includes all unrealized gains and losses on available for sale debt and equity securities. However, because of our asset size, we were eligible to elect, and did elect, to permanently opt out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in our capital calculations.
For purposes of determining risk-based capital, assets and certain off-balance sheet items are risk-weighted from 0% to 1,250%, depending on the risk characteristics of the asset or item. The current regulations include a 150% risk weight for certain high volatility commercial real estate acquisition, development and construction loans, and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; and a 250% risk weight for mortgage servicing and deferred tax assets that are not deducted from capital.
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
Effective January 1, 2020, a bank that elects to use the Community Bank Leverage Ratio will generally be considered well-capitalized and to have met the risk-based and leverage capital requirements of the capital regulations if it has a leverage ratio greater than 9.0%. To be eligible to elect the Community Bank Leverage Ratio, the bank also must have total consolidated assets of less than $10 billion, off-balance sheet exposures of 25% or less of its total consolidated assets, and trading assets and trading liabilities of 5.0% or less of its total consolidated assets, all as of the end of the most recent quarter. Our management is evaluating the new ratio but has not made a decision as to whether we will adopt it.
The Financial Accounting Standards Board (“FASB”) has adopted a new accounting standard for U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) referred to as Current Expected Credit Loss (“CECL”) that requires FDIC-insured institutions and their holding companies (banking organizations) to recognize credit losses expected over the life of certain financial assets. CECL covers a broader range of assets than the current method of recognizing credit losses and generally results in earlier recognition of credit losses. Upon adoption of CECL, a banking organization must record a one-time adjustment to its credit loss allowances as of the beginning of the fiscal year of adoption equal to the difference, if any, between the amount of credit loss allowances under the current methodology and the amount required under CECL. For a banking organization, implementation of CECL is generally likely to reduce retained earnings, and to affect other items, in a manner that reduces its regulatory capital.
The federal banking regulators (Federal Reserve, OCC – “Office of the Comptroller of the Currency” and FDIC) have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital.
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
As of December 31, 2019, the Bank met the requirements to be “well capitalized.” and the capital conservation buffer requirement. For additional information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 17 of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Schedules” contained in this report.
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

The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy. As of December 31, 2019, the Bank’s aggregate recorded loan balances for construction, land development and land loans were 15.6% of total regulatory capital. In addition, at December 31, 2019, the Bank’s commercial real estate loans as calculated in accordance with regulatory guidance were 330.0% of total regulatory capital. The Bank believes that the guidelines are applicable to it, as it has a relatively high concentration in commercial real estate loans. The Bank and its Board of Directors have discussed the guidelines and believe that the Bank’s underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are sufficient to address the guidelines.
Activities and Investments of Insured State-Chartered Financial Institutions.   California-chartered banks have powers generally comparable to those of national banks. Federal law generally limits the activities and FDIC-insured equity investments of state-chartered banks to those that are permissible for national banks. An insured state bank is not prohibited from, among other things, (1) acquiring or retaining a majority interest in a subsidiary, (2) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets, (3) acquiring up to 10% of the voting stock of a company that solely provides or re-insures directors’, trustees’ and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions, and (4) acquiring or retaining the voting shares of a depository institution if certain requirements are met.
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
Federal Reserve System.   The Bank is a member of the Federal Reserve Bank (“FRB”) of San Francisco. As a member of the FRB, the Bank is required to own stock in the FRB of San Francisco based on a specified ratio relative to our capital. FRB stock is carried at cost and may be sold back to the FRB at its par value. The FRB requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or noninterest bearing deposits with the regional Federal Reserve Bank. Interest bearing checking accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a bank. At December 31, 2019, the Bank’s deposits with the FRB and vault cash exceeded its reserve requirements.
Affiliate Transactions.   The Company and the Bank are separate and distinct legal entities. The Company is an affiliate of the Bank and any non-bank subsidiary of the Company is an affiliate of the Bank. Federal laws strictly limit the ability of banks to engage in certain transactions with their affiliates. Transactions deemed to be “covered transactions” under Section 23A of the Federal Reserve Act between a bank and an affiliate are limited to 10% of the bank’s capital and surplus and, with respect to all affiliates, to an aggregate of 20% of the bank’s capital and surplus. Further, covered transactions that are loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also requires that covered transactions and certain other transactions listed in Section 23B of the Federal Reserve Act between a bank and its affiliates be on terms as favorable to the bank as transactions with non-affiliates.
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
Dividends.   Dividends from the Bank constitute the major source of funds available for dividends which may be paid to the Company’s shareholders. The amount of dividends payable by the Bank to the Company depend upon the Bank’s earnings and capital position, and is limited by federal and state laws, regulations and policies. According to California law, neither a bank nor any majority-owned subsidiary of a bank may make a distribution to its shareholders in an amount which exceeds the lesser of (i) the bank’s retained earnings or (ii) the bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank during such period. Notwithstanding the foregoing, a bank may, with the prior approval of the DBO, make a distribution to the shareholders of the bank in an amount not exceeding the greatest of: (i) the bank’s retained earnings; (ii) the net income of the bank for its last fiscal year; or (iii) the net income of the bank for its current fiscal year. Dividends payable by the Bank can be limited or prohibited if the Bank does not meet the capital conservation buffer requirement. Federal law further provides that no insured depository institution may make any capital distribution (which includes a cash dividend) if, after making the distribution, the institution would be “undercapitalized,” as defined in the prompt corrective action regulations. In addition, under federal law, a Federal Reserve member bank, such as the Bank, may not declare or pay a dividend if the total of all dividends declared during the calendar year, including a proposed dividend, exceeds the sum of the Bank’s net income during the calendar year and the retained net income of the prior two calendar years, unless the dividend has been approved by the Federal Reserve. Moreover, the federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments should be deemed to constitute an unsafe and unsound practice and failure to meet the capital conservation buffer requirement will result in restrictions on dividends.
Privacy Standards.   The Bank is subject to federal regulations implementing the privacy protection provisions of the Gramm-Leach-Bliley Financial Services Modernization Act of 1999. These regulations require the Bank to disclose its privacy policy, including informing consumers of their information sharing practices and informing consumers of their rights to opt out of certain practices.
Anti-Money Laundering and Client Identification.   The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”) and the Bank Secrecy Act require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network (“FinCEN”). These rules require financial institutions to establish procedures for identifying and verifying the identity of clients seeking to open new financial accounts, and, the beneficial owners of accounts. Bank regulators are directed to consider an institution’s effectiveness in combating money laundering when ruling on applications under the Bank Holding Company Act of 1956 (the “BHCA”) and the Bank Merger Act. We believe that the Bank’s policies and procedures comply with the requirements of the USA Patriot Act and the Bank Secrecy Act.
Other Consumer Protection Laws and Regulations.   The Dodd-Frank Act established the CFPB and empowered it to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. Banks are subject to consumer protection regulations issued by the CFPB, but as a financial institution with assets of less than $10.0 billion, the Bank is generally subject to supervision and enforcement by the Federal Reserve and the DBO with respect to our compliance with consumer financial protection laws and CFPB regulations.
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
For certain provisions of the Dodd-Frank Act, implementing regulations have not been promulgated, so the full impact of the Dodd-Frank Act on the Company cannot be determined at this time. For information on the Economic Growth Act, which amended the Dodd-Frank Act, see “2019 Reforms” above.
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
Interstate Banking and Branching.   The Federal Reserve must approve an application of a bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than the holding company’s home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. Nor may the Federal Reserve approve an application if the applicant (and its depository institution affiliates) controls or would control more than 10.0% of the insured deposits in the United States or 30% or more of the deposits in the target bank’s home state or in any state in which the target bank maintains a branch. Federal law does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the federal law.
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
Dividends.   The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses its view that although there are no specific regulations restricting dividend payments by bank holding companies other than state corporate laws. A bank holding company must maintain an adequate capital position and generally should not pay cash dividends unless the company’s net income for the past year is sufficient to fully fund the cash dividends and that the prospective rate of earnings appears consistent with the company’s capital needs, asset quality, and overall financial condition. The Federal Reserve policy statement also indicates that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. As described above under “Capital Requirements,” the capital conversion buffer requirement can also restrict the ability to pay dividends.
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
Employees
As of December 31, 2019, we had approximately 304 full-time equivalent employees. None of our employees are represented by any collective bargaining unit or is a party to a collective bargaining agreement.

Information about our Executive Officers
Officers are elected annually to serve for a one-year term. There are no arrangements or understandings between the officers and any other person pursuant to which he or she was or is to be selected as an officer.
George J. Guarini:   Mr. Guarini, age 66, is currently the President and Chief Executive Officer of BayCom and United Business Bank (formerly known as Bay Commercial Bank). Prior to opening the Bank in 2004, Mr. Guarini was the Senior Vice President and Senior Lending Officer of Summit Bank, a community bank headquartered in Oakland, California. In addition to serving as the Senior Vice President and Senior Lending Officer of Summit Bank from 2000 to 2003, Mr. Guarini served as the Summit Bank’s acting president between August 2001 and August 2002. From 1994 to 1999, Mr. Guarini enjoyed a career with Imperial Capital based in Glendale, California, where he began as Senior Vice President and was charged with resolving significant loan portfolio weaknesses. In 1995, following a successful initial public offering by ITLA Capital Corporation, parent of Imperial Capital Bank, he was appointed as Bank’s Chief Lending Officer. In 1997, Mr. Guarini served as the founding Chief Executive Officer of ITLA Funding Corporation, a wholly owned subsidiary of ITLA Capital Corporation. Prior to joining Imperial Capital Bank, Mr. Guarini held the position of Senior Vice President for California Republic Bank from 1991 to 1994. Mr. Guarini earned his Bachelor of Arts degree in Economics from Rutgers University. Mr. Guarini’s qualifications to serve as a member of our Board of Directors include more than 30 years of experience in the banking industry, holding key executive and senior level management positions with national and regional financial institutions.
Janet L. King:   Ms. King, age 57, is the Senior Executive Vice President and Chief Operating Officer of BayCom. Ms. King has served as the Chief Operating Officer of United Business Bank (formerly known as Bay Commercial Bank) since its inception in 2004. Ms.  King is a member of the executive management team and has over 29 years of banking experience. Prior to joining the Bank, Ms. King was employed by Circle Bank in Novato, California from 1999 – 2004 where she served as the Chief Branch Administrative Officer and was a member of the executive management team. She was responsible for all aspects of operations, including Branch Development, Human Resources, Information Technology and Compliance. Prior to this, Ms. King was the Vice President of Operations for Valencia Bank & Trust in Valencia, California from 1987 – 1998 where she was responsible for Branch Development, Centralized Operations, Information Technology and Deposit Compliance. Ms. King earned her B.S. degree in Business Administration from the University of Phoenix.
Keary L. Colwell:   Ms. Colwell, age 60, is the Senior Executive Vice President, Chief Financial Officer and Corporate Secretary of BayCom. Ms. Colwell has served as the Chief Financial Officer and Corporate Secretary of United Business Bank (formerly known as Bay Commercial Bank) since inception in 2004 and is presently also the Bank’s Chief Administrative Officer. Ms. Colwell is a member of the executive management team and is responsible for all aspects of accounting and finance functions including financial reporting, asset liability management, and budget and financial planning. She also oversees the Bank’s risk management process. She has over 28 years in banking and finance. Prior to joining the Bank, Ms. Colwell was employed by The San Francisco Company and Bank of San Francisco, where she served as the Executive Vice President and Chief Financial Officer from 1996 through the sale of the company in 2001. Ms. Colwell served as the Vice President/Senior Financial Management of First Nationwide Bank from 1988 – 1992. Prior to joining First Nationwide Bank, Ms. Colwell was the Vice President and Controller at Independence Savings and Loan Association. Colwell worked in public accounting after graduating from college. She obtained her Certified Public Accountant license in 1984. Ms. Colwell holds a B.S. degree from California State University, Chico.
Mary Therese (Terry) Curley:   Ms. Curley, age 62, joined the Bank as Executive Vice President, Director of Labor Service Division in April 2017, in connection with our acquisition of First ULB Corp and its wholly owned subsidiary, United Business Bank, FSB. At the prior bank, Ms. Curley served as EVP/Chief Credit Officer (2012 – 2017), SVP/Credit Administrator (2009 – 2012), Credit Card Administrator (2008 – 2009), SVP/Regional Sales Manager (2005 – 2009), VP/Branch Manager (2000 – 2005) and Business Development Officer (1995 – 2000). In 1992, Ms. Curley received a B.A. in Political, Legal and Economic Analysis from Mills College, Oakland, in California. In 2005, she earned a graduate certificate from the Pacific Coast Banking School at University of Washington, Seattle.

David Funkhouser:   Mr. Funkhouser, age 64, has been serving the Bank in the capacity of Executive Vice President and Chief Credit Officer since June 2015. He has over 30 years of experience in banking. Mr. Funkhouser is responsible for the overall management of the Bank’s Credit Quality including oversight of the Credit Administration Department, the underwriting and loan review analysis processes, all functions that provide lending support, direction, credit information, and loan policies, procedures and processes to ensure the overall quality of the Bank’s loan portfolio. Prior to joining the Bank, Mr. Funkhouser was a banking consultant (DJF Consulting LLC) from April 2014 – June 2015 and served as President and CEO at Trans Pacific National Bank from July 2010 – March 2014. Mr. Funkhouser holds a B.A. Degree from California State University, San Jose and earned a graduate certificate from the Pacific Coast Banking School at University of Washington, Seattle.
Rick Pak:   Mr. Pak, age 49, has been in the banking industry for over 30 years and has served the Bank as its Executive Vice President and Chief Lending Officer since January 2019. He joined the Bank in September 2016 as Senior Vice President and SBA Manager and was promoted to Executive Vice President and Chief Lending Officer in January 2019. As a member of the executive management team, he is responsible for overall organic loan growth in Commercial Real Estate, Commercial and Industrial lending, United States Department of Agriculture (“USDA”) and various government guaranteed programs including the SBA 7(a), SBA 504, Agricultural and Northern California FDC program. He has worked in many aspects of banking including retail management, consumer mortgage, commercial middle market, and government guaranteed programs. He has also worked at financial institutions of distinct sizes, including Wells Fargo, Bank of America, Citibank, Bank of the West, credit unions, and community banks that served the SBA community including Open Bank, Wilshire State Bank and Nara Bank. Mr. Pak holds a B.A. degree from Bethany University, Scotts Valley and earned a graduate certificate and the Pacific Coast Banking School at University of Washington, Seattle.
Izabella L. Zhu:   Ms. Zhu, age 41, joined the Bank as Chief Risk Officer and a member of the executive management team in September 2013. Ms. Zhu is responsible for enabling effective and efficient risk governance with forward looking enterprise risk management approaches as the Bank pursues growth strategies while maintaining safety and soundness. She also oversees regulatory relations, internal audit, and community development. Prior to joining the Bank, Ms. Zhu was a Senior Financial Institutions Examiner and a founding and inaugural member of the Examiner Council at the California Department of Business Oversight. She has served as Examiner-in-Charge of various large banks, troubled financial institutions, and trust departments. Prior to that, Ms. Zhu was a financial advisor at Morgan Stanley. Ms. Zhu earned a Master’s degree in Public Administration in International Development from the Kennedy School at Harvard University and a Bachelor’s degree in International Economics from Peking University. Ms. Zhu is also a Certified Fiduciary Investment Risk Specialist, and Certified in Risk and Information Systems Control by ISACA.
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
Our operations are significantly affected by national and regional economic conditions. Weakness in the national economy or the economies of the markets in which we operate could have a material adverse effect on our financial condition, results of operations and prospects. We provide banking and financial services primarily to businesses and individuals in the states of California, Colorado, Washington, and New Mexico. All of our branches and most of our deposit clients are located in these four states. Further, as a result of a high concentration of our client base in the San Francisco Bay area, the deterioration of businesses in this market, or one or more businesses with a large employee base in this market, could have a material adverse effect on our business, financial condition and results of operations. Weakness in the global economy has adversely affected many businesses operating in our markets that are dependent upon international trade and it is not known how changes in tariffs being imposed on international trade may also affect these businesses. In addition, adverse weather conditions as well as decreases in market prices for agricultural products grown in our primary markets can adversely affect agricultural businesses in our markets.
The coronavirus outbreak may also have an adverse effect on our clients directly or indirectly, including those engaged in international trade, travel and tourism. These effects could include disruptions or restrictions in customers’ supply chains or employee productivity, closures of clients’ facilities, decreases in demand for clients’ products and services or in other economic activities. Their businesses may be adversely affected by quarantines and travel restrictions in countries most affected by the coronavirus. In addition, entire industries such as agriculture, may be adversely impacted due to lower exports caused by reduced economic activity in the affected countries. If our clients’ are adversely affected, or if the virus leads to a widespread health crisis that impacts U.S. economic growth, our condition and results of operations could be adversely affected, despite having no direct operations in China.
Deteriorations in economic conditions in the market areas we serve, in particular the San Francisco Bay Area, Denver, Colorado, Seattle, Washington, and Central New Mexico and the agricultural region of the California Central Valley, could result in the following consequences, any of which could have a material adverse effect on our business, financial condition and results of operations:
•
demand for our products and services may decline;

•
loan delinquencies, problem assets and foreclosures may increase;

•
collateral for loans, especially real estate, may decline in value, in turn reducing clients’ borrowing power, reducing the value of assets and collateral associated with existing loans;

•
the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and

•
the amount of our low-cost or noninterest bearing deposits may decrease.

We rely heavily on our management team and could be adversely affected by the unexpected loss of key officers and relationship managers.
We are led by an experienced management team with substantial experience in the markets that we serve and the financial products that we offer. Our operating strategy focuses on providing products and services through long-term relationship managers. Accordingly, our success depends in large part on the performance of our key personnel, as well as on our ability to attract, motivate and retain highly qualified senior and middle management. Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business plan may be lengthy. We may not be successful in retaining our key employees and the unexpected loss of services of one or more of our key personnel could have a material adverse effect on our business because of their skills, knowledge of our market and financial products, years of industry experience, long-term customer relationships and the difficulty of promptly finding qualified replacement personnel. If the services of any of our key personnel should become unavailable for any reason, we may not be able to identify and hire qualified persons on terms acceptable to us, which could have an adverse effect on our business, financial condition and results of operations.
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
Our ability to continue to improve our operating results is dependent upon, among other things, growing our loan portfolio. Competition for loans within our market areas is significant. We compete with large regional and national financial institutions, who are sometimes able to offer more attractive interest rates and other financial terms, as well as other community-based banks who seek to offer a similar level of service as us. This competition can make loan growth challenging, particularly if we are unwilling to price loans at levels that would cause an unacceptable compression of our net interest margin, or if we are unwilling to structure a loan in a manner that we believe results in an unacceptable level of risk to us. Moreover, loan growth throughout the year can fluctuate due in part to seasonality of the businesses of our borrowers and potential borrowers and the timing of loan repayments, particularly our borrowers with significant relationships with us. To the extent that we are unable to grow our loan portfolio, we may be unable to successfully implement our growth strategy, which could materially and adversely affect our business, financial condition and results of operations.
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
At December 31, 2019, approximately 88.2% of total loans was comprised of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. Real estate values are affected by various factors, including changes in general or regional economic conditions, governmental rules or policies, and natural disasters such as earthquakes, floods, fires and mudslides. Deterioration in the real estate markets where collateral for a mortgage loan is located could negatively affect the borrower’s ability to repay the loan and the value of the collateral securing the loan. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans, and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect profitability. Such declines and losses would have a material adverse impact on our business, results of operations and growth prospects.
Many of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.
At December 31, 2019, we had $1.3 billion of commercial loans, consisting of  $1.1 billion of commercial real estate and construction and land loans, representing 77.5% of total loans, and $169.3 million of commercial and industrial loans, representing 11.6% of total loans and for which real estate is not the primary source of collateral. The $1.1 billion of commercial real estate loans includes $218.4 million of multifamily loans and $36.3 million of commercial construction and land loans.
Commercial loans typically involve higher principal amounts than other types of loans, and some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan. Because payments on such loans are often dependent on the cash flow of the commercial venture and the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy in one of our markets or in occupancy rates where a property is located. Repayments of loans secured by non-owner occupied properties depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. Accordingly, a downturn in the real estate market or a challenging business and economic environment may increase our risk related to commercial loans. In addition, many of our commercial real estate loans are not fully amortizing and require large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or nonpayment. Our commercial and industrial loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. The borrowers’ cash flow may prove to be unpredictable, and collateral securing these loans may fluctuate in value. Most often, this collateral consists of accounts receivable, inventory and equipment. Significant adverse changes in our borrowers’ industries and businesses could cause rapid declines in values and collectability of those business assets, which could result in inadequate collateral coverage for our commercial and industrial loans and expose us to future losses. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its clients. Inventory and equipment may depreciate over time, be difficult to appraise, be illiquid and fluctuate in value based on the success of the business. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. An increase in specific reserves and charge offs related to our commercial and industrial loan portfolio could have a material adverse effect on our business, financial condition, results of operations and future prospects.
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
The FDIC, the Federal Reserve and the OCC have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending, should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development and other land represent 100.0% or more of total capital, or (ii) total reported commercial real estate loans (as defined in the guidance) represent 300.0% or more of total capital. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. We have concluded that we have a concentration in commercial real estate lending under the foregoing standards because our balance in commercial real estate loans at December 31, 2019 represents more than 300.0% of total capital. Owner-occupied commercial real estate totaled 179.7% of total capital, while non-owner occupied commercial real estate totals an additional 304.0% of total capital. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.
Our high concentration of large loans to certain borrowers may increase our credit risk.
Our growth over the last several years has been partially attributable to our ability to originate and retain large loans. We have established an informal, internal limit on loans to one borrower, principal or guarantor. Our limit is based on “total exposure” which represents the aggregate exposure of economically related borrowers for approval purposes. However, we may, under certain circumstances, consider going above this internal limit in situations where management’s understanding of the industry and the credit quality of the borrower are commensurate with the increased size of the loan. Many of these loans have been made to a small number of borrowers, resulting in a high concentration of large loans to certain borrowers. As of December 31, 2019, our ten largest borrowing relationships accounted for approximately $150.2 million or 10.3% of total loans, including undisbursed commitments to these borrowers. Along with other risks inherent in these loans, such as the deterioration of the underlying businesses or property securing these loans, this high concentration of borrowers presents a risk to our lending operations. If any one of these borrowers becomes unable to repay its loan obligations as a result of economic or market conditions, or personal circumstances, such as divorce or death, our nonaccruing loans and our provision for loan losses could increase significantly, which could have a material adverse effect on our business, financial condition and results of operations.
Several of our large depositors have relationships with each other, which creates a higher risk that one client’s withdrawal of its deposit could lead to a loss of other deposits from clients within the relationship, which, in turn, could force us to fund our business through more expensive and less stable sources.
As of December 31, 2019, our ten largest non-brokered depositors accounted for $157.0 million in deposits, or approximately 9.2% of total deposits. Several of our large depositors are affiliated locals of labor unions or have business, family, or other relationships with each other, which creates a risk that any one client’s withdrawal of its deposit could lead to a loss of other deposits from clients within the relationship. See “Deposits from labor unions and their related businesses are one important source of funds for us and a reduced level of such deposits may hurt our profits” risk factor below.
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
In addition, the FASB has adopted a new accounting standard referred to as Current Expected Credit Loss, or CECL, which will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for credit losses only when they have been incurred and are probable, which may require us to increase our allowance for loan losses, and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses. This accounting pronouncement is expected to be applicable to us for our first fiscal year after December 15, 2022. We are evaluating the impact the CECL accounting model will have on our accounting, but expect to recognize a onetime cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations. The federal banking regulators, including the Federal Reserve and the FDIC, have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital.
Our profitability is vulnerable to interest rate fluctuations.
As with most financial institutions, our results of operations depend substantially on our net interest income, which is the difference between the interest income we earn on our interest earning assets, such as loans and securities, and the interest expense we pay on our interest bearing liabilities, such as deposits and borrowings. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, in particular, the Federal Reserve. In an attempt to help the overall economy, the Federal Reserve kept interest rates low through its targeted Fed Funds rate for a number of years, however, the Federal Reserve steadily increased the targeted Fed Funds rate in 2018 and 2017. Beginning in August 2019 the Federal Reserve has reduced the targeted Fed Funds rate 25 basis points three times to a range of 1.50% to 1.75% at December 31, 2019 in response to some recent weaknesses in economic data and indicated possible further decreases, subject to economic conditions. In a rare emergency move, the FRB further lowered the targeted federal funds rate in March 2020, by a half-point to a range of 1% to 1.25% in response to the evolving risk the coronavirus outbreak poses to the economy. If the Federal Reserve decreases the targeted federal funds rates further, overall interest rates will likely decline, which may negatively impact our net interest income. If the Federal Reserve increases the targeted federal funds rates, overall interest rates will likely rise, which will positively impact our net interest income but may negatively impact both the housing market by reducing refinancing activity and new home purchases and the U.S. economy. In addition, deflationary pressures, while possibly lowering our operational costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans which could negatively affect our financial performance.
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
A sustained increase in market interest rates could adversely affect our earnings. A significant portion of our loans have fixed interest rates and longer terms than our deposits and borrowings. As is the case with many banks our emphasis on increasing core deposits has resulted in an increasing percentage of our deposits being comprised of certificates of deposit and other deposits yielding no or a relatively low interest rate, having a shorter duration than our assets. At December 31, 2019, we had $266.6 million in certificates of deposit that mature within one year and $1.4 billion in noninterest bearing checking, NOW checking, savings and money market accounts. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. Our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans and other investments.
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
We may incur losses on our securities portfolio as a result of changes in interest rates.
Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by, or other adverse events affecting, the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material effect on our business, financial condition and results of operations. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security to assess the probability of receiving all contractual principal and interest payments on the security. There can be no assurance that the declines in market value will not result in other-than-temporary impairments of these assets, and would lead to accounting charges that could have a material adverse effect on our net income and capital levels. For the year ended December 31, 2019, we did not incur any other-than-temporary impairments on our securities portfolio.
If the goodwill we have recorded in connection with acquisitions become impaired, our earnings and capital could be reduced.
In accordance with GAAP, we record assets acquired and liabilities assumed at their fair value with the excess of the purchase consideration over the net assets acquired resulting in the recognition of goodwill. As a result, acquisitions typically result in recording goodwill. We perform a goodwill evaluation at least annually to test for goodwill impairment. As part of our testing, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine the fair value of a reporting unit is less than its carrying amount using these qualitative factors, we then compare the fair value of goodwill with its carrying amount and measure impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. Adverse conditions in our business climate, including a significant decline in future operating cash flows, a significant change in our stock price or market capitalization, or a deviation from our expected growth rate and performance may significantly affect the fair value of our goodwill and may trigger additional impairment losses, which could be materially adverse to our operating results and financial position.
We cannot provide assurance that we will not be required to take an impairment charge in the future. Any impairment charge would have an adverse effect on our results of shareholders’ equity and financial results and could cause a decline in our stock price. Our recent acquisitions have increased our goodwill.
Uncertainty relating to the London Interbank Offered Rate (“LIBOR”) calculation process and potential phasing out of LIBOR may adversely affect our results of operations.
On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities, variable rate loans, subordinated debentures, or other securities or financial arrangements, given LIBOR’s role in determining market interest rates globally. The Federal Reserve Board, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. Dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities (“SOFR”). SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not consider bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question, although some transactions using SOFR have been completed in 2019, including by Fannie Mae. Both Fannie Mae and Freddie Mac have recently announced that they will cease accepting adjustable rate mortgages tied to LIBOR by the end of 2020 and will soon begin accepting mortgages based on SOFR. Continued uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and to a lesser extent, securities in our portfolio. It may impact the availability and cost of hedging instruments and borrowings, including the rates we pay on our subordinated debentures and trust preferred securities. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers or our existing borrowings, we may incur significant expenses in effecting the transition. It may also be subject to disputes or litigation with clients and creditors over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations. At December 31, 2019, our portfolio of LIBOR-based loans is approximately $174.6 million, or 12.0% of total loans.
Construction loans are based upon estimates of costs and values associated with the complete project. These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.
Construction and land development loans totaled $36.3 million, or 2.5% of total loans as of December 31, 2019, of which $21.9 million were commercial real estate construction loans and $14.4 million were residential real estate construction loans. These loans involve additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to accurately evaluate the total funds required to complete a project and the related loan-to-value ratio. Higher than anticipated building costs may cause actual results to vary significantly from those estimated. For these reasons, this type of lending also typically involves higher loan principal amounts and may be concentrated with a small number of builders. A downturn in the commercial real estate market could increase delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Some of the builders we deal with have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss. In addition, during the term of some of our construction loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated, or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. In addition, construction loans involve additional cost as a result of the need to actively monitor the building process, including cost comparisons and on-site inspections.
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
At December 31, 2019, $132.0 million, or 9.1% of total loans, was secured by first liens on one-to-four family residential loans. In addition, at December 31, 2019, our home equity loans and lines of credit totaled $19.7 million. A portion of our one-to-four family residential real estate loan portfolio consists of jumbo loans that do not conform to secondary market mortgage requirements, and therefore are not immediately sellable to Fannie Mae or Freddie Mac, because such loans exceed the maximum balance allowable for sale (generally $424,100 – $625,500 for single family homes in our markets, depending on the area). Jumbo one-to-four family residential loans may expose us to increased risk because of their larger balances and because they cannot be immediately sold to government sponsored enterprises.
In addition, one-to-four family residential loans are generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values resulting from a downturn in the housing market in our market areas may reduce the value of the real estate collateral securing these types of loans and increase our risk of loss if borrowers’ default on their loans. Recessionary conditions or declines in the volume of real estate sales and/or the sales prices coupled with elevated unemployment rates may result in higher than expected loan delinquencies or problem assets, and a decline in demand for our products and services. These potential negative events may cause us to incur losses and adversely affect our business, financial condition and results of operations.
To meet our growth objectives we may originate or purchase loans outside of our market area which could affect the level of our net interest margin and nonperforming loans.
In order to achieve our desired loan portfolio growth, we anticipate that we may, from time to time, opportunistically originate or purchase loans outside of our market area either individually, through participations, or in bulk or “pools.” In the past, we have also originated loans outside of our market areas as an accommodation to current clients and acquired loans outside of our market areas through our acquisitions of other financial institutions. We will perform certain due diligence procedures and may re-underwrite these loans to our underwriting standards prior to purchase, and anticipate acquiring loans subject to customary limited indemnities; however, we may be exposed to a greater risk of loss as we acquire loans of a type or in geographic areas where management may not have substantial prior experience and which may be more difficult for us to monitor. Further, when determining the purchase price we are willing to pay to acquire loans, management will make certain assumptions about, among other things, how borrowers will prepay their loans, the real estate market and our ability to collect loans successfully and, if necessary, to dispose of any real estate that may be acquired through foreclosure. To the extent that our underlying assumptions prove to be inaccurate or the basis for those assumptions change (such as an unanticipated decline in the real estate market), the purchase price paid may prove to have been excessive, resulting in a lower yield or a loss of some or all of the loan principal. For example, if we purchase “pools” of loans at a premium and some of the loans are prepaid before we anticipate, we will earn less interest income on the acquired loans than expected. Our success in increasing our loan portfolio through loan purchases will depend on our ability to price the loans properly and on general economic conditions in the geographic areas where the underlying properties or collateral for the loans acquired are located. Inaccurate estimates or declines in economic conditions or real estate values in the markets where we purchase loans could significantly adversely affect the level of our nonperforming loans and our results of operations.
Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition and could result in further losses in the future.
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
Historically, we have sold the guaranteed portion of our SBA 7(a) loans in the secondary market. These sales have resulted in gains or premiums on the sale of the loans and have created a stream of future servicing income. For the year ending December 31, 2019, we sold a total of  $38.4 million in SBA loans (guaranteed portion) for a net gain of  $3.0 million. There can be no assurance that we will be able to continue originating these loans, that a secondary market will exist or that we will continue to realize premiums upon the sale of the guaranteed portion of these loans. When we sell the guaranteed portion of our SBA 7(a) loans, we incur credit risk on the retained, non-guaranteed portion of the loans.
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
Deposits from labor unions and their related businesses are an important source of funds for our lending and investment activities. At December 31, 2019, $519.2 million, or 30.5%, of our total deposits were comprised of deposits from labor unions, representing 275 different local unions with an average deposit balance per local union of approximately $768,000. At December 31, 2019, three labor unions had aggregate deposits of  $10.0 million or more, totaling $46.9 million, or 2.8% of our total deposits. Given our use of these high average balance deposits as a source of funds, the inability to retain these funds could have an adverse effect on our liquidity. In addition, these deposits are primarily demand deposit accounts or short term deposits and therefore may be more sensitive to changes in interest rates. If we are forced to pay higher rates on these deposits to retain the funds, or if we are unable to retain the funds and are forced to turn to borrowing and other funding sources for our lending and investment activities, the interest expense associated with such borrowings may be higher than the rates we are paying on these deposits, which could adversely affect our net margin and net income. We may also be forced, as a result of any material withdrawal of deposits, to rely more heavily on other, potentially more expensive and less stable funding sources. Consequently, the occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.
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
The Company is a legal entity separate and distinct from the Bank. A substantial portion of our cash flow, including cash flow to pay principal and interest on any debt we may incur, comes from dividends the Company receives from the Bank. Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to the Company. Because our ability to receive dividends or loans from the Bank is restricted, our ability to pay dividends to our shareholders may also be restricted. As of December 31, 2019, the Bank did not have the capacity to pay the Company a dividend without the need to obtain prior regulatory approval. Also, the Company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Bank is unable to pay dividends to us, we may not be able to service any debt we may incur, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
Development of new products and services may impose additional costs on us and may expose us to increased operational risk.
Our financial performance depends, in part, on our ability to develop and market new and innovative services and to adopt or develop new technologies that differentiate our products or provide cost efficiencies, while avoiding increased related expenses. This dependency is exacerbated in the current “FinTech” environment, where financial institutions are investing significantly in evaluating new technologies, such as “Blockchain,” and developing potentially industry-changing new products, services and industry standards. The introduction of new products and services can entail significant time and resources, including regulatory approvals. Substantial risks and uncertainties are associated with the introduction of new products and services, including technical and control requirements that may need to be developed and implemented, rapid technological change in the industry, our ability to access technical and other information from our clients, the significant and ongoing investments required to bring new products and services to market in a timely manner at competitive prices and the preparation of marketing, sales and other materials that fully and accurately describe the product or service and its underlying risks. Our failure to manage these risks and uncertainties also exposes us to enhanced risk of operational lapses which may result in the recognition of financial statement liabilities. Regulatory and internal control requirements, capital requirements, competitive alternatives, vendor relationships and shifting market preferences may also determine if such initiatives can be brought to market in a manner that is timely and attractive to our clients. Failure to successfully manage these risks in the development and implementation of new products or services could have a material adverse effect on our business and reputation, as well as on our consolidated results of operations and financial condition.
Agricultural lending and volatility in government regulations may adversely affect our financial condition and results of operations.
At December 31, 2019, agricultural loans, including agricultural real estate and operating loans, were $28.5 million, or 2.0% of total loans. Agricultural lending involves a greater degree of risk and typically involves higher principal amounts than other types of loans. Repayment is dependent upon the successful operation of the business, which is greatly dependent on many things outside the control of either us or the borrowers. These factors include adverse weather conditions that prevent the planting of a crops or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies, tariffs and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. Consequently, agricultural loans may involve a greater degree of risk than other types of loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment (some of which is highly specialized with a limited or no market for resale), or assets such as livestock or crops. In such cases, any repossessed collateral for a defaulted agricultural operating loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation or because the assessed value of the collateral exceeds the eventual realization value.
Severe weather, natural disasters, or other catastrophes could significantly impact our business.
Severe weather, natural disasters, widespread disease or pandemics, acts of war or terrorism or other adverse external events could have a significant impact on our ability to conduct business. In addition, such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans and leases, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue or cause us to incur additional expenses. The occurrence of any of these events in the future could have a material adverse effect on our business, financial condition or results of operations.
We rely on other companies to provide key components of our business infrastructure.
We rely on numerous external vendors to provide us with products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements because of changes in the vendor’s organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to our operations, which in turn could have a material negative impact on our financial condition and results of operations. We also could be adversely affected to the extent such an agreement is not renewed by the third party vendor or is renewed on terms less favorable to us. Additionally, the bank regulatory agencies expect financial institutions to be responsible for all aspects of our vendors’ performance, including aspects which they delegate to third parties. Disruptions or failures in the physical infrastructure or operating systems that support our business and clients, or cyber-attacks or security breaches of the networks, systems or devices that our clients use to access our products and services could result in client attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.

Our business may be adversely affected by an increasing prevalence of fraud and other financial crimes.
As a bank, we are susceptible to fraudulent activity, information security breaches and cybersecurity related incidents that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Nationally, reported incidents of fraud and other financial crimes have increased. We are not aware that we have experienced any material misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information as a result of a cyber security breach or other act, however, some of our clients may have been affected by these breaches, which could increase their risks of identity theft, credit card fraud and other fraudulent activity that could involve their accounts with us. While we have policies and procedures designed to prevent such losses, there can be no assurance that such losses will not occur.
If our enterprise risk management framework is not effective at mitigating risk and loss to us, we could suffer unexpected losses.
Our enterprise risk management framework seeks to achieve an appropriate balance between risk and return, which is critical to optimizing stockholder value. We have established processes and procedures intended to identify, measure, monitor, report, analyze and control the types of risk to which we are subject. These risks include liquidity risk, credit risk, market risk, interest rate risk, operational risk, legal and compliance risk, and reputational risk, among others. We also maintain a compliance program designed to identify, measure, assess, and report on our adherence to applicable laws, policies and procedures. While we assess and improve these programs on an ongoing basis, there can be no assurance that our risk management or compliance programs, along with other related controls, will effectively mitigate all risk and limit losses in our business. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified.
Our security measures may not be sufficient to mitigate the risk of a cyber attack.    Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger and virtually all other aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks may be vulnerable to breaches, fraudulent or unauthorized access, denial or degradation of service attacks, misuse, computer viruses, malware or other malicious code and cyber-attacks that could have a security impact. If one or more of these events occur, this could jeopardize our or our customers’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. We could also suffer significant reputational damage.
Security breaches in our internet banking activities could further expose us to possible liability and damage our reputation.   Increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions. Any compromise of our security could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. Although we have developed and continue to invest in systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, these precautions may not protect our systems from compromises or breaches of our security measures, and could result in losses to us or our customers, our loss of business and/or customers, damage to our reputation, the incurrence of additional expenses, disruption to our business, our inability to grow our online services or other businesses, additional regulatory scrutiny or penalties, or our exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.
Our security measures may not protect us from system failures or interruptions.   While we have established policies and procedures to prevent or limit the impact of systems failures and interruptions, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, we outsource certain aspects of our data processing and other operational functions to certain third-party providers. While we select third-party vendors carefully, we do not control their actions. If our third-party providers encounter difficulties including those resulting from breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher transaction volumes, cyber-attacks and security breaches or if we otherwise have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected, and our ability to deliver products and services to our customers and otherwise conduct business operations could be adversely impacted. Replacing these third-party vendors could also entail significant delay and expense. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.
We cannot assure you that such breaches, failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. We may not be insured against all types of losses as a result of third party failures and insurance coverage may be inadequate to cover all losses resulting from breaches, system failures or other disruptions. If any of our third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to identify alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Further, the occurrence of any systems failure or interruption could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.
The board of directors oversees the risk management process, including the risk of cybersecurity breaches, and engages with management on cybersecurity issues.
We are subject to certain risks in connection with our data management or aggregation.
We are reliant on our ability to manage data and our ability to aggregate data in an accurate and timely manner to ensure effective risk reporting and management. Our ability to manage data and aggregate data may be limited by the effectiveness of our policies, programs, processes and practices that govern how data is acquired, validated, stored, protected and processed. While we continuously update our policies, programs, processes and practices, many of our data management and aggregation processes are manual and subject to human error or system failure. Failure to manage data effectively and to aggregate data in an accurate and timely manner may limit our ability to manage current and emerging risks, as well as to manage changing business needs.
Risks Related to the Regulation of Our Industry
We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations that could increase our costs of operations.
The banking industry is extensively regulated. Federal banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a company’s shareholders. These regulations may sometimes impose significant limitations on our operations. The significant federal and state banking regulations that affect us are described in this report under the heading “Item 1. Business — Supervision and Regulation”. These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Any new regulation or legislation, change in existing regulation or oversight, whether a change in regulatory policy or a change in a regulator’s interpretation of a law or regulation, could have a material impact on our operations, increase our costs of regulatory compliance and of doing business and adversely affect our profitability.
Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions and limit our ability to get regulatory approval of acquisitions.
The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions and limit our ability to get regulatory approval of acquisitions. Recently several banking institutions have received large fines for non-compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include the denial of regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal executive offices are located at 500 Ygnacio Valley Road, Suite 200, Walnut Creek, California 94596. Including our principal executive offices, we operated a total of 32 full-service banking branches consisting of branch offices in Northern and Southern California, Denver, Colorado, Seattle, Washington and Central New Mexico at December 31, 2019. In February 2020, we completed our acquisition of GMB which added an additional four full-service banking branches in Colorado. We currently own 12 of our banking branches and lease the remaining 20 branches, which leases expire on various dates through 2030. At December 31, 2019, all of our leases have an option to renew with renewal periods between three and 12 years. Many of our branches are equipped with automated teller machines and drive through facilities. We believe all of our facilities are suitable for our operational needs.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
General.   Our common stock, since May 4, 2018, is listed on the NASDAQ Global Select Market under the symbol “BCML”. At December 31, 2019, we had approximately 831 shareholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 12,444,632 outstanding shares of common stock.
Stock Repurchases.   The Company’s board of directors approved its first stock repurchase program in October 2019 pursuant to which the Company may repurchase up to 646,922 shares of its common stock. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares. The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended December 31, 2019:
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1, 2019 – October 31, 2019	—	$—	—	646,922
November 1, 2019 – November 30, 2019	25,468	21.94	25,468	621,454
December 1, 2019 – December 31, 2019	468,319	22.28	468,319	153,135
	493,787	22.26	493,787	153,135
Equity Compensation Plan Information.   The equity compensation plan information presented under subparagraph (d) in Part III, Item 11 of this report is incorporated herein by reference.
Performance Graph.   The performance graph below compares the Company’s cumulative shareholder return on its common stock since December 31, 2014, to the cumulative total return of the NASDAQ Composite Index and the SNL U.S. Bank NASDAQ Index for the period indicated. The information presented below assumes $100 was invested on December 31, 2014, in the Company’s common stock and in each of the indices and assumes the reinvestment of all dividends. Historical stock price performance is not necessarily indicative of future stock price performance. Total return assumes the reinvestment of all dividends and that the value of Common Stock and each index was $100 on December 31, 2014.

Total Return Performance
Index Value
250
200
150
100
50
BayCom Corp
NASDAQ Composite Index
SNL U.S. Bank NASDAQ Index
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19

Source: S&P Global Market Intelligence© 2019
Index Values	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
BayCom Corp	100.00	111.34	124.87	163.45	194.03	191.09
NASDAQ Composite Index	100.00	106.96	116.45	150.96	146.67	200.49
SNL U.S. Bank NASDAQ Index	100.00	107.95	149.68	157.58	132.82	166.75
Item 6. Selected Financial Data
The following condensed consolidated statements of financial condition and operations and selected performance ratios, as of and for the five years ended December 31, 2019, have been derived from our audited consolidated financial statements. The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statement and Supplementary Data” of this report.
	At December 31,
	2019	2018	2017	2016	2015
	(In thousands, except for per share data)
Selected Financial Condition Data:
Total assets	$1,994,177	$1,478,395	$1,245,794	$675,299	$623,304
Cash and due from banks	295,382	323,581	251,596	130,213	111,391
Investments, available for sale	119,889	99,796	40,505	13,918	23,615
FHLB and FRB stock, at cost	13,905	9,243	7,759	3,923	3,846
Loans receivable, net	1,450,229	970,189	886,864	504,264	460,208
Total liabilities	1,739,957	1,277,642	1,127,159	597,236	550,923
Deposits	1,701,183	1,257,768	1,104,305	590,759	543,304
Borrowings	8,242	8,161	11,387	—	—
Total equity	254,220	200,753	118,635	78,063	72,381
	For the Years ended December 31,
	2019	2018	2017	2016	2015
Selected Operating Data:
Interest and dividend income	$76,544	$56,860	$44,253	$29,625	$25,715
Interest expense	8,732	4,942	4,312	3,074	2,691
Net interest income before provision for loan loss	67,812	51,918	39,941	26,551	23,024
Provision for loan loss	2,224	1,842	462	598	1,412
Net interest income after provision for loan loss	65,588	50,076	39,479	25,953	21,612
Noninterest income	9,569	7,082	4,794	1,358	6,902
Noninterest expense	51,466	36,669	30,124	16,963	19,350
Income before provision for income tax	23,691	20,489	14,149	10,348	9,164
Provision for income tax	6,373	5,996	8,889	4,436	1,712
Net income	$17,318	$14,493	$5,260	$5,912	$7,452
Per Share Data:
Shares outstanding at end of period	12,444,632	10,869,275	7,496,995	5,472,426	5,493,209
Average diluted shares outstanding	11,759,334	9,692,009	6,520,230	5,449,998	5,466,468
Diluted earnings per share	$1.47	$1.50	$0.81	$1.09	$1.37
Book value per share	20.43	18.47	15.82	14.26	13.18
Tangible book value per share(1)	16.84	16.46	13.81	14.12	12.96
Dividends paid during period	—	—	—	—	—

(1)
We calculate tangible book value per share, a non-GAAP financial measure, by dividing tangible common equity by the number of common shares outstanding. Reconciliations of the GAAP and non-GAAP financial measures are presented below under Non-GAAP Financial Measures.

	At and for the Years Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except for per share data)
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	1.01%	1.10%	0.51%	0.91%	1.24%
Return on average equity	7.53%	8.48%	5.28%	7.87%	10.36%
Yield on earning assets	4.77%	4.54%	4.59%	4.74%	4.47%
Rate paid on average interest bearing liabilities	0.90%	0.62%	0.65%	0.73%	0.72%
Interest rate spread(1)	3.87%	3.92%	3.94%	4.01%	3.75%
Net interest margin(2)	4.22%	4.15%	4.14%	4.25%	4.00%
Dividend payout ratio	—	—	—	—	—
Noninterest expense to average assets	2.58%	2.78%	2.93%	2.61%	3.21%
Average interest earning assets to average interest bearing liabilities	166.18%	157.80%	144.87%	149.24%	153.08%
Efficiency ratio(3)	66.51%	62.15%	67.34%	60.78%	64.66%
Capital Ratios(4):
Tier 1 leverage ratio – Bank	10.98%	10.80%	8.92%	10.59%	10.59%
Common equity tier 1 – Bank	14.23%	14.63%	12.43%	13.43%	13.30%
Tier 1 capital ratio – Bank	14.23%	14.63%	12.43%	13.43%	13.30%
Total capital ratio – Bank	14.75%	15.17%	12.94%	14.18%	14.13%
Equity to total assets at end of period	12.75%	13.58%	14.68%	11.56%	11.61%
Asset Quality Ratios:
Nonperforming assets to total assets(5)	0.37%	0.27%	0.01%	0.28%	0.05%
Nonperforming loans to total loans(6)	0.47%	0.32%	0.02%	0.22%	0.07%
Allowance for loan losses to nonperforming loans	108.16%	164.32%	2354.75%	343.18%	1152.69%
Allowance for loan losses to total loans	0.51%	0.53%	0.47%	0.74%	0.83%
Classified assets (graded substandard and doubtful)	$12,297	$7,801	$7,017	$7,602	$9,620
Total accruing loans 30 – 89 days past due	11,787	2,707	1,894	625	499
Total loans 90 days past due and still accruing	250	—	—	230	334
Other Data:
Number of full service offices	32	22	19	10	10
Number of full-time equivalent employees	304	214	158	110	103

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

(5)
Nonperforming assets consists of nonaccrual loans and other real estate owned.

(6)
Nonperforming loans consist of nonaccrual loans.

Non-GAAP Financial Measures
Tangible book value per share is a non-GAAP financial measure generally used by financial analysts and investment bankers to evaluate financial institutions. For tangible book value, the most directly comparable financial measure calculated in accordance with GAAP is book value. Tangible common shareholders’ equity is calculated by excluding goodwill and core deposit intangibles from shareholders’

equity. Tangible book value per share is calculated by dividing tangible common shareholders’ equity by the number of common shares outstanding. The Company believes that this measure is consistent with the capital treatment by our bank regulatory agencies, which excludes intangible assets from the calculation of risk-based capital ratios and presents this measure to facilitate comparison of the quality and composition of the Company’s capital over time and in comparison, to its competitors. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Further, this non-GAAP financial measure of tangible book value per share should not be considered in isolation or as a substitute for book value per share or total shareholders’ equity determined in accordance with GAAP and may not be comparable to a similarly titled measure reported by other companies.
The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and compares book value per common share to tangible book value per common share (dollars in thousands, except per share data).
	Years ended December 31,
Tangible Common Equity	2019	2018	2017	2016	2015
Total shareholders’ equity	$254,220	$200,753	$118,635	$78,063	$72,381
Less:
Core deposit intangibles	(9,185)	(7,205)	(4,772)	(802)	(1,201)
Goodwill	(35,466)	(14,594)	(10,365)	—	—
Tangible common equity	209,569	178,953	103,498	77,261	71,180
Common shares outstanding	12,444,632	10,869,275	7,496,995	5,472,426	5,493,209
Book value per common share (GAAP)	$20.43	$18.47	$15.82	$14.26	$13.18
Tangible book value per common share (non GAAP)	$16.84	$16.46	$13.81	$14.12	$12.96
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
History and Overview
BayCom is a bank holding company headquartered in Walnut Creek, California. The Company’s wholly owned banking subsidiary, United Business Bank, provides a broad range of financial services primarily to businesses and business owners, as well as individuals, through its network of 32 full-service branches, with 17 locations in California, two in Washington, six in New Mexico and seven in Colorado.
Our principal objective is to continue to increase shareholder value and generate consistent earnings growth by expanding our commercial banking franchise through both strategic acquisitions and organic growth. Since 2010, we have expanded our geographic footprint through nine strategic acquisitions including our most recent acquisition of GMB which was completed in February 2020. We believe our strategy of selectively acquiring and integrating community banks has provided us with economies of scale and improved our overall franchise efficiency. We expect to continue to pursue strategic acquisitions and believe our targeted market areas present us with many and varied acquisition opportunities. We are also focused on organic growth, expense management and believe the markets in which we operate currently provide meaningful opportunities to expand our commercial client base and increase our current market share. We believe our geographic footprint, which includes the San Francisco Bay Area and the metropolitan markets of Los Angeles and Seattle and other community markets including Albuquerque, New Mexico and Denver, Colorado (which began October 22, 2019), provides us with access to low cost, stable core deposits in community markets that we can use to fund commercial loan growth. We strive to provide an enhanced banking experience for our clients by providing them with a comprehensive suite of sophisticated banking products and services tailored to meet their needs, while delivering the high-quality, relationship-based client service of a community bank. At December 31, 2019, the Company, on a consolidated basis, had assets of $2.0 billion, deposits of $1.7 billion and shareholders’ equity of $254.2 million.
We continue to focus on growing our commercial loan portfolios through acquisitions as well as organic growth. At December 31, 2019, we had $1.5 billion in total loans, excluding loans held for sale. Of this amount $590.9 million, or 40.5%, consisted of loans we acquired (all of which were recorded to their estimated fair values at the time of acquisition), and $867.1 million, or 59.5%, consisted of loans we originated.
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

We will continue to employ a disciplined approach to our acquisition strategy and only seek to identify and partner with financial institutions that possess attractive market share, low-cost deposit funding and compelling noninterest income generating businesses. Our disciplined approach to acquisitions, consolidations and integrations, includes the following: (i) selectively acquiring community banking franchises only at appropriate valuations, after taking into account risks that we perceive with respect to the targeted bank; (ii) completing comprehensive due diligence and developing an appropriate plan to address any non-acquired credit problems of the targeted institution; (iii) identifying an achievable cost savings estimate; (iv) executing definitive acquisition agreements that we believe provide adequate protections to us; (v) installing our credit procedures, audit and risk management policies and procedures, and compliance standards upon consummation of the acquisition; (vi) collaborating with the target’s management team to execute on synergies and cost saving opportunities related to the acquisition; and (vii) involving a broader management team across multiple departments in order to help ensure the successful integration of all business functions. We believe this approach allows us to realize the benefits of the acquisition and consolidation will lead to organic growth opportunities for us following the integration of businesses we acquire. We also expect to continue to manage our branch network in order to ensure effective coverage for clients while minimizing any geographic overlap and driving corporate efficiency.
•
Enhance the Performance of the Banks We Acquire.   We strive to successfully integrate the banks we acquire into our existing operational platform and enhance shareholder value through the creation of efficiencies within the combined operations. We seek to realize operating efficiencies from our recently completed acquisitions by utilizing technology to streamline our operations. We continue to centralize the back-office functions of our acquired banks, as well as realize cost savings through the use of third party vendors and technology, in order to take advantage of economies of scale as we continue to grow. We intend to focus on initiatives that we believe will provide opportunities to enhance earnings, including the continued rationalization of our retail banking footprint through the evaluation of possible branch consolidations or opportunities to sell branches.

•
Focus on Lending Growth in Our Metropolitan Markets While Increasing Deposits in Our Community Markets.   Our banking footprint has given us experience operating in small communities and large cities. We believe that our presence in smaller communities gives us a relatively stable source of low cost core deposits, while our more metropolitan markets represents strong long term growth opportunities to expand our commercial client base and increase our current market share through organic growth. In acquiring United Business Bank, FSB in 2017, we acquired a large deposit base from the local and regional unionized labor community. As of December 31, 2019, our top ten depositors, which included one labor union and accounted for roughly 9.2% of our deposits. At that date, nearly 33.6% of our deposit base was comprised of noninterest bearing demand deposit accounts, significantly lowering our aggregate cost of funds.

•
Our team of seasoned bankers represents an important driver of our organic growth by expanding banking relationships with current and potential clients.   We expect to continue to make opportunistic hires of talented and entrepreneurial bankers, to further augment our growth. Our bankers are incentivized to increase the size of their loan and deposit portfolios and generate fee income while maintaining strong credit quality. We also seek to cross sell our various banking products, including our deposit products, to our commercial loan clients, which we believe provides a basis for expanding our banking relationships as well as a stable, low cost deposit base. We believe we have built a scalable platform that will support our growth and will continue to allow us to efficiently and effectively manage our anticipated growth in the future, both organically and through acquisitions. We expect to begin implementing in the second quarter of 2020 a new core processing system to further enhance our acquisition ability.

•
Preserve Our Asset Quality Through Disciplined Lending Practices.   Our approach to credit management uses well defined policies and procedures, disciplined underwriting criteria and ongoing risk management. We believe we are a competitive and effective commercial lender, supplementing ongoing and active loan servicing with early stage credit review provided by our bankers. This approach has allowed us to maintain loan growth with a diversified portfolio of assets. We believe our credit culture supports accountability amongst our bankers, who maintain an ability to expand our client base as well as make sound decisions for our Company. As of December 31, 2019, our ratio of nonperforming assets to total assets was 0.37% and our ratio of nonperforming loans to total loans was 0.47%. In the 16 years since our inception, which timeframe includes the recent recession in the U.S., we have cumulative net charge-offs of  $6.9 million. We believe our success in managing asset quality is illustrated by our aggregate net charge-off history.

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
Estimated expected cash flows related to purchased credit impaired loans (“PCI”).   Loans purchased with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are accounted for under Accounting Standards Classification (“ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. In situations where such PCI loans have similar risk characteristics, loans may be aggregated into pools to estimate cash flows. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation.
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
Goodwill.   Goodwill, which has resulted from a number of our acquisitions, is reviewed for impairment annually and more often if an event occurs or circumstances change that might indicate the recorded value of the goodwill is more than its implied value. Such indicators may include, among others: a significant adverse change in legal factors or in the general business climate; significant decline in the Company’s stock price and market capitalization; unanticipated competition; and an adverse action or assessment by a regulator. Any adverse changes in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our financial condition and results of operations.
The testing for impairment may begin with an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that the fair value of goodwill is less than carrying value. The qualitative assessment includes adverse events or circumstances identified that could negatively affect the reporting unit’s fair value as well as positive and mitigating events. When required, the goodwill impairment test involves a two-step process. The first test for goodwill impairment is done by comparing the reporting unit’s aggregate fair value to its carrying value. Absent other indicators of impairment, if the aggregate fair value exceeds the carrying value, goodwill is not considered impaired and no additional analysis is necessary. If the carrying value of the reporting unit were to exceed the aggregate fair value, a second test would be performed to measure the amount of impairment loss, if any. To measure any impairment loss the implied fair value would be determined in the same manner as if the reporting unit were being acquired in a business combination. If the implied fair value of goodwill is less than the recorded goodwill, an impairment charge would be recorded for the difference. For the year ended December 31, 2019, we completed step one of the two step process of the goodwill impairment test. Based on the results of the test, we concluded that there was no impairment of goodwill.
Comparison of Financial Condition at December 31, 2019 and 2018
Total assets.   Total assets increased $515.8 million, or 34.9%, to $2.0 billion at December 31, 2019 from $1.5 billion at December 31, 2018. The increase was primarily due to a $480.0 million, or 49.5%, increase in total loans receivable, net, a $20.1 million, or 20.1%, increase in investment securities, offset by a $28.2 million, or 8.7%, decrease in cash and cash equivalents. These variances were driven by the completion of the Uniti and TIG acquisitions in May and October, respectively, and organic growth.
Cash and cash equivalents.   Cash and cash equivalents decreased $28.2 million, or 8.7%, to $295.4 million at December 31, 2019 from $323.6 million at December 31, 2018. The decrease was primarily due to cash disbursed for the Uniti and TIG acquisitions, and a decrease in money market deposits due to less attractive interest rates. We intend to invest our excess cash in marketable securities until such funds are needed to support acquisitions, loan growth or other growth oriented operating or strategic initiatives.
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
Investment securities, all of which are classified as available-for-sale, increased $20.1 million, or 20.1%, to $119.9 million at December 31, 2019 from $99.8 million at December 31, 2018. The increase primarily was due to the purchases of  $16.9 million of new securities as we started to deploy excess cash and $31.5 million of securities derived from our acquisitions of Uniti and TIG. These increases were partially offset by the sale, maturity and repayment of  $29.5 million of securities, in addition to routine amortization of investment premiums, exceeding discount accretion.
The following table sets forth the amortized cost and fair value of available-for-sale securities by type as of the dates indicated. At December 31, 2019, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies or United States Government Sponsored Enterprises.
	At December 31,
	2019		2018		2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. Treasuries	$999	$999	$984	$985	$—	$—
U.S. Government Agencies	10,033	10,090	13,761	13,765	6,984	6,971
Municipal securities	17,888	18,291	19,604	19,503	15,910	16,047
Mortgage-backed securities	42,931	43,743	49,565	49,602	9,621	9,740
Collateralized mortgage obligations	28,197	28,605	4,705	4,717	1,758	1,750
SBA securities	9,550	9,486	4,300	4,241	5,929	5,997
Corporate bonds	8,534	8,675	7,016	6,983	—	—
Total	$118,132	$119,889	$99,935	$99,796	$40,202	$40,505
The following table sets forth certain information regarding contractual maturities and the weighted average yields of our available for sale investment securities as of December 31, 2019. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Yields are calculated on a pre-tax basis.

	Amount Due or Repricing Within:
	One Year or Less		Over One to Five Years		Over Five to Ten Years		Over Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
U.S. Treasuries	$999	1.67%	$—	—	$—	—	$—	—	$999	1.67%
U.S. Government Agencies	3,488	2.64%	6,545	2.33%	—	—		—	10,033	2.44%
Municipal securities	1,631	1.57%	5,620	2.26%	7,099	2.05%	3,538	2.65%	17,888	2.19%
Mortgage-backed securities	10	2.68%	2,732	2.78%	7,224	2.87%	32,965	2.50%	42,931	2.58%
Collateralized mortgage obligations	4,609	3.01%	5,542	3.26%	2,178	2.41%	15,868	2.75%	28,197	2.87%
SBA securities	—	—	119	3.89%	1,399	3.60%	8,032	3.14%	9,550	3.21%
Corporate bonds	—	—	3,520	2.81%	5,014	4.90%	—	0.49%	8,534	4.04%
Total	$10,737	2.55%	$24,078	2.66%	$22,914	3.06%	$60,403	2.66%	$118,132	2.73%
Loans, net.   We originate a wide variety of loans with a focus on commercial real estate loans and commercial and industrial loans. Loans receivable, net of allowance for loan losses, increased $480.0 million, or 49.5%, to $1.5 billion at December 31, 2019, from $970.2 million at December 31, 2018. The increase in loans receivable was primarily due the $413.9 million of loans acquired in connection with the Uniti and TIG acquisitions, $104.0 million of purchased loans, and organic growth. We also sold $38.4 million of the guaranteed portion of SBA loans during 2019.
The following table provides information about our loan portfolio by type of loan, with PCI loans presented as a separate balance, at the dates presented.
	As of December 31,
	2019		2018		2017		2016		2015
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Commercial and industrial	$168,747	11.6%	$121,853	12.5%	$113,778	12.8%	$70,987	14.0%	$71,357	15.4%
Real estate:
Residential	154,306	10.6%	100,915	10.3%	83,486	9.4%	30,498	6.0%	27,938	6.0%
Multifamily residential	215,073	14.8%	112,958	11.6%	113,759	12.8%	38,235	7.5%	36,778	7.9%
Owner-occupied CRE	416,141	28.5%	270,204	27.7%	249,062	27.9%	145,200	28.6%	126,413	27.2%
Non-owner occupied CRE	447,823	30.7%	308,045	31.6%	293,332	32.9%	194,961	38.4%	174,007	37.5%
Construction and land	36,098	2.5%	47,069	4.8%	22,720	2.5%	19,745	3.8%	17,086	3.7%
Total real estate	1,269,441	87.1%	839,191	86.0%	762,359	85.5%	428,639	84.3%	382,222	82.3%
Consumer	2,560	0.2%	1,847	0.2%	1,096	0.1%	1,317	0.3%	967	0.2%
PCI loans	17,332	1.1%	12,804	1.3%	14,315	1.6%	7,407	1.4%	9,854	2.1%
Total loans	1,458,080	100.0%	975,695	100.0%	891,548	100.0%	508,350	100.0%	464,400	100.0%
Deferred loan fees and costs, net	(451)		(366)		(469)		(311)		(342)
Allowance for loan losses	(7,400)		(5,140)		(4,215)		(3,775)		(3,850)
Loans, net	$1,450,229		$970,189		$886,864		$504,264		$460,208

The following table shows at December 31, 2019, the geographic distribution of our loan portfolio in dollar amounts and percentages.
	San Francisco Bay Area(1)		Other California		Total in State of California		All Other States(2)		Total
	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category
	(Dollars in thousands)
Commercial and industrial	$52,140	9.7%	$56,272	11.5%	$108,412	10.6%	$60,879	14.1%	$169,291	11.6%
Real estate:
Residential	$54,467	10.2%	$44,428	9.1%	$98,895	9.6%	$57,869	13.4%	$156,764	10.7%
Multifamily residential	72,248	13.5%	82,110	16.7%	154,358	15.1%	64,052	14.8%	218,410	15.0%
Owner-occupied CRE	184,255	34.4%	144,524	29.5%	328,779	32.1%	93,774	21.7%	422,553	29.0%
Non-owner occupied	169,776	31.7%	159,363	32.5%	329,139	32.1%	123,040	28.4%	452,179	31.0%
Construction and land	2,290	0.4%	3,323	0.7%	5,613	0.5%	30,708	7.1%	36,321	2.5%
Total real estate	$483,036		$433,748		$916,784		$369,443		$1,286,227
Consumer	321	0.1%	—	0.0%	321	0.0%	2,241	0.5%	2,562	0.2%
Total loans	$535,497		$490,020		$1,025,517		$432,563		$1,458,080

(1)
Includes Alameda, Contra Costa, Solano, Napa, Sonoma, Marin, San Francisco, San Joaquin, San Mateo and Santa Clara counties.

(2)
Includes loans located in the states of Colorado, New Mexico, Washington and other states. At December 31, 2019, loans in Colorado, New Mexico and Washington totaled $142.0 million, 103.7 million and $89.6 million, respectively.

The following table provides information about our loan portfolio segregated by legacy and acquired loans at the dates presented. During the year ended December 31, 2019, acquired loans of  $413.9 million were offset by the transfer of  $104.8 million of the seasoned loans to the non-acquired porfolio and $111.9 million in principal repayments.
	As of December 31,
	2019			2018			2017
	Non- Acquired	Acquired	Total	Non- Acquired	Acquired	Total	Non- Acquired	Acquired	Total
	(Dollars in thousands)
Commercial and industrial	$139,281	$29,466	$168,747	$90,946	$30,907	$121,853	$76,938	$36,840	$113,778
Real estate:
Residential	39,821	114,485	154,306	24,053	76,862	100,915	19,771	63,715	83,486
Multifamily residential	147,673	67,400	215,073	41,073	71,885	112,958	34,041	79,718	113,759
Owner-occupied CRE	240,096	176,045	416,141	170,599	99,605	270,204	150,419	98,643	249,062
Non-owner occupied CRE	287,431	160,392	447,823	220,471	87,574	308,045	195,670	97,662	293,332
Construction and land	12,372	23,726	36,098	34,188	12,881	47,069	17,028	5,692	22,720
Total real estate	727,393	542,048	1,269,441	490,384	348,807	839,191	416,929	345,430	762,359
Consumer	458	2,102	2,560	588	1,259	1,847	1,005	91	1,096
PCI loans	—	17,332	17,332	—	12,804	12,804	—	14,315	14,315
Total Loans	867,132	590,948	1,458,080	581,918	393,777	975,695	494,872	396,676	891,548
Deferred loan fees and costs, net	(474)	23	(451)	(390)	24	(366)	(469)	—	(469)
Allowance for loan losses	(7,400)	—	(7,400)	(5,140)	—	(5,140)	(4,215)	—	(4,215)
Net loans	$859,258	$590,971	$1,450,229	$576,388	$393,801	$970,189	$490,188	$396,676	$886,864

The following table schedules illustrate the contractual maturity and repricing information for our loan portfolio at December 31, 2019. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. Purchased credit impaired loans are reported at their contractual interest rate. The schedule does not reflect the effects of possible prepayments or enforcement of due on sale clauses.
	Maturing Within One Year	Maturing After One to Five Years	Maturing After Five Years	Total
	(Dollars in thousands)
Commercial and industrial	$33,960	$66,957	$67,830	$168,747
Real estate:
Residential	6,762	33,099	114,445	154,306
Multifamily residential	3,637	22,362	189,074	215,073
Owner-occupied CRE	11,770	101,091	303,280	416,141
Non-owner occupied CRE	28,444	138,478	280,901	447,823
Construction and land	22,644	9,221	4,233	36,098
Total real estate	73,257	304,251	891,933	1,269,441
Consumer and other	645	1,682	233	2,560
PCI loans	2,887	6,332	8,113	17,332
Total loans	110,749	379,222	968,109	1,458,080
Deferred loan fees and costs, net	(95)	(198)	(158)	(451)
Allowance for loan losses	(542)	(1,729)	(5,129)	(7,400)
Loans, net	$110,112	$377,295	$962,822	$1,450,229
The following table sets forth the amounts of loans by floating/adjustable or fixed rate maturing after December 31, 2019.
	Floating or Adjustable Rate	Fixed Rate	Total
	(Dollars in thousands)
Commercial and industrial	$77,659	$91,088	$168,747
Real estate:
Residential	108,783	45,523	154,306
Multifamily residential	193,962	21,111	215,073
Owner-occupied CRE	248,641	167,500	416,141
Non-owner occupied CRE	263,308	184,515	447,823
Construction and land	17,063	19,035	36,098
Total real estate	831,757	437,684	1,269,441
Consumer and other	256	2,304	2,560
PCI loans	11,212	6,120	17,332
Total loans	$920,884	$537,196	$1,458,080
The total amount of loans due after December 31, 2020, which have predetermined interest rates is $474.3 million, while the total amount of loans which have floating or adjustable interest rates is $873.0 million.

The following table sets forth the originations, purchases, sales and repayments of loans as of the dates indicated.
	Years ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Loans originated
Commercial and industrial	$32,950	$30,204	$35,817
Real estate:
Residential	12,979	5,608	5,323
Multifamily residential	92,198	10,169	6,465
Owner-occupied CRE	44,914	49,758	41,180
Non-owner occupied CRE	62,003	49,712	50,345
Construction and land	4,636	2,286	26,801
Total real estate	216,730	117,533	130,114
Consumer	71	35	500
Total loans originated	249,751	147,772	166,431
Loans purchased
Net loans purchased in acquisitions	413,902	75,384	381,336
Other loans purchased	103,970	14,995	5,808
Loans sold
Commercial and industrial	(16,854)	(11,641)	(6,445)
Real estate	(21,556)	(16,776)	(15,867)
Other
Principal repayments	(248,456)	(127,583)	(144,703)
Transfer to real estate owned	—	(394)	(275)
(Increase)/decrease in allowance for loan losses and other items, net	(2,345)	(822)	(440)
Net increase in loans receivable and loans held for sale	$478,412	$80,935	$385,845
Nonperforming assets and nonaccrual loans.   Nonperforming assets consist of nonaccrual loans, accruing loans more than 90 days delinquent and other real estate owned. Nonperforming assets increased $3.5 million to $7.4 million at December 31, 2019 from $3.9 million at December 31, 2018, primarily due to an increase in nonaccrual loans. The increase in nonaccrual loans related to the migration of several unrelated loans to nonaccrual status, including a $2.7 million loan to a long-standing borrower of the Bank. Other real estate owned totaled $574,000 and $801,000 at December 31, 2019, and December 31, 2018, respectively. At December 31, 2019, there are $250,000 of loans which were past due 90 days or more and still accruing interest, compared to none at December 31, 2018.
In general, loans are placed on nonaccrual status after being contractually delinquent for more than 90 days, or earlier, if management believes full collection of future principal and interest on a timely basis is unlikely. When a loan is placed on nonaccrual status, all interest accrued but not received is charged against interest income. When the ability to fully collect nonaccrual loan principal is in doubt, cash payments received are applied against the principal balance of the loan until such time as full collection of the remaining recorded balance is expected. Generally, loans with temporarily impaired values and loans to borrowers experiencing financial difficulties are placed on nonaccrual status even though the borrowers continue to repay the loans as scheduled. Such loans are categorized as performing nonaccrual loans and are reflected in nonperforming assets. Interest received on such loans is recognized as interest income when received. A nonaccrual loan is restored to an accrual basis when principal and interest payments are paid current, and full payment of principal and interest is probable. Loans that are well secured and in the process of collection will remain on accrual status.

Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date, without a carryover of the related allowance for loan and lease losses. These acquired loans are segregated into three types: pass rated loans with no discount attributable to credit quality, non-impaired loans with a discount attributable at least in part to credit quality, and impaired loans with evidence of significant credit deterioration.
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

For pass rated loans (non-purchased credit impaired loans), the difference between the estimated fair value of the loans and the principal outstanding is accreted over the remaining life of the loans.
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
Troubled debt restructured loans.   Troubled debt restructurings (“TDRs”) which are accounted for under ASC Topic 310-40, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a below market interest rate, a reduction in principal, or a longer term to maturity. TDR loans of December 31, 2019 totaled $4.4 million, of which $789,000 were accruing and performing according to their restructured terms. TDR loans as of December 31, 2018, totaled $1.4 million, of which $750,000 were accruing and performing according to their restructured terms. The accruing TDR loans are not considered nonperforming assets as they continue to accrue interest despite being considered impaired due to the restructured status. There were related allowance for loan losses on the TDR loans of $171,000 and $10,000 at December 31, 2019 and December 31, 2018, respectively.
Potential problem loans.   Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which we are monitoring because the financial information of the borrower causes us concern as to their ability to comply with their loan repayment terms. Potential problem loans, not included in the nonperforming loans, totaled $5.5 million at December 31, 2019, compared to $4.7 million at December 31, 2018.
Past due loans increased $13.0 million to $18.9 million at December 31, 2019, from $5.8 million at December 31, 2018. The following table sets forth the amounts of past due loans as of the dates indicated:
	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	PCI Loans	Total Loans Receivable	Non- performing Loans
	(Dollars in thousands)
December 31, 2019
Commercial and industrial	923	1,480	207	2,610	166,137	544	169,291	618
Construction and land	325	88	2,961	3,374	32,724	223	36,321	2,737
Commercial real estate	4,668	4,698	1,460	10,826	1,068,211	14,105	1,093,142	1,986
Residential	531	122	1,392	2,045	152,261	2,458	156,764	1,488
Consumer	14	—	13	27	2,533	2	2,562	13
Total	$6,461	$6,388	$6,033	$18,882	$1,421,866	$17,332	$1,458,080	6,842

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	PCI Loans	Total Loans Receivable	Non- performing Loans
	(Dollars in thousands)
December 31, 2018
Commercial and industrial	$270	$349	$1,861	$2,480	$119,373	$2	$121,855	$1,878
Construction and land	—	—	—	—	47,069	233	47,302	—
Commercial real estate	2,345	356	501	3,202	688,005	10,776	701,983	596
Residential	93	—	57	150	100,765	1,793	102,708	654
Consumer	—	4	—	4	1,843	—	1,847	—
Total	$2,708	$709	$2,419	$5,836	$957,055	$12,804	$975,695	$3,128

The following table sets forth the nonperforming loans, nonperforming assets and troubled debt restructured loans as of the dates indicated:
	As of December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Commercial and industrial	$618	$1,878	$13	$458	$334
Real estate:
Residential	1,488	654	—	—	—
Multifamily residential	297	—	—	—	—
Owner-occupied CRE	1,349	—	78	—	—
Non-owner occupied CRE	340	596	88	632	—
Construction and land	2,737	—	—	—	—
Total real estate	6,211	1,250	166	632	—
Consumer	13	—	—	—	—
Total nonaccrual loans	6,842	3,128	179	1,090	334
Real estate owned	574	801	—	775	—
Total nonperforming assets(1)	$7,416	$3,929	$179	$1,865	$334
More than 90 days past due and still accruing	$250	$—	$—	$—	$—
Troubled debt restructurings – performing	$789	$750	$1,045	$632	$—
PCI loans	$17,332	$12,804	$14,315	$7,407	$9,854
Nonperforming assets to total assets(1)	0.37%	0.27%	0.01%	0.28%	0.05%
Nonperforming loans to total loans(1)	0.47%	0.32%	0.02%	0.22%	0.07%

(1)
Performing TDRs and loans more than 90 days past due still accruing interest are not included in nonperforming loans above, nor are they included in the numerators used to calculate this ratio.

Loans under ASC Topic 310-30 are considered performing and are not included in nonperforming assets in the table above. At December 31, 2019, and December 31, 2018, we had no credit impaired loans under ASC Topic 310-30 that were 90 days past due and still accruing.
For the year ended December 31, 2019, interest foregone on nonaccrual loans was approximately $238,000, none of which was included in interest income. For the year ended December 31, 2018, interest foregone on nonaccrual loans was $115,000, none of which was included in interest income.
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
In accordance with acquisition accounting, loans acquired from our acquisitions were recorded at their estimated fair value, which resulted in a net discount to the loans contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value and as a result no allowance for loan losses is recorded for acquired loans at the acquisition date. Although the discount recorded on the acquired loans is not reflected in the allowance for loan losses, or related allowance coverage ratios, we believe it should be considered when comparing the current ratios to similar ratios in periods prior to the acquisitions of Uniti and TIG in 2019, BFC in 2018 and United Business Bank, FSB, and Plaza Bank in 2017. As of December 31, 2019, acquired loans, net of their discounts, totaled $590.9 million compared to $393.8 million at December 31, 2018. The remaining net discount on these acquired loans was $8.0 million and $7.5 million at December 31, 2019 and 2018, respectively.

The following table presents an analysis of changes in the allowance for loan losses for the periods presented.
	Years ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Allowance, beginning of period	$5,140	$4,215	$3,775	$3,850	$2,500
Provisions for loan losses	2,224	1,842	462	599	1,412
Recoveries:
Commercial and industrial	57	189	45	55	46
Residential	1	—	—	—	—
Owner-occupied CRE	—	—	—	—	—
Non-owner occupied CRE	—	—	—	—	—
Consumer	—	—	—	12	—
Total recoveries	58	189	45	67	46
Charge-offs:
Commercial and industrial	—	(1,106)	(63)	(491)	(95)
Residential	(1)	—	—	—	—
Owner-occupied CRE	—	—	—	—	—
Non-owner occupied CRE	(17)	—	(3)	(250)	—
Consumer	(4)	—	(1)	—	(13)
Total charge-offs	(22)	(1,106)	(67)	(741)	(108)
Net recoveries/(charge-offs)	36	(917)	(22)	(674)	(62)
Balance at end of period	$7,400	$5,140	$4,215	$3,775	$3,850
Ratios:
Allowance for loan losses as a percentage of total loans	0.51%	0.53%	0.47%	0.74%	0.83%
Allowance for loan losses to total loans excluding PCI loans	0.51%	0.53%	0.48%	0.75%	0.85%
Allowance for loan losses excluding acquired loans (loans not covered by the allowance)	0.86%	0.88%	0.85%	0.87%	1.08%
Allowance for loan losses as a percentage of total nonperforming loans	108.16%	164.32%	2354.75%	343.18%	1152.69%
Net recoveries/(charge-offs) as a percentage of average loans outstanding for the period	0.00%	-0.09%	0.00%	-0.14%	-0.02%
The following table shows the allocation of the allowance for loan losses at the indicated dates. The allocation is based upon an evaluation of defined loan problems, historical loan loss ratios, and industry-wide and other factors that affect loan losses in the categories shown below.

	As of December 31,
	2019			2018			2017
	Loan Balance	Allowance by Loan Category	Percent of Loans in Category to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans in Category to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Commercial and industrial	$168,747	$1,789	11.6%	$121,853	$1,093	12.5%	$113,778	$911	12.8%
Real estate:
Residential	154,306	428	10.6%	100,915	232	10.3%	83,486	163	9.4%
Multifamily residential	215,073	581	14.8%	112,958	333	11.6%	113,759	289	12.8%
Owner-occupied CRE	416,141	1,893	28.5%	270,204	1,327	27.7%	249,062	1,105	27.9%
Non-owner occupied CRE	447,823	2,528	30.7%	308,045	1,800	31.6%	293,332	1,528	32.9%
Construction and land	36,098	167	2.5%	47,069	352	4.8%	22,720	216	2.5%
Total real estate	1,269,441	5,597	87.1%	839,191	4,044	86.0%	762,359	3,301	85.5%
Consumer	2,560	14	0.2%	1,847	3	0.2%	1,096	3	0.1%
PCI loans	17,332	—	1.2%	12,804	—	1.3%	14,315	—	1.6%
Total Loans	$1,458,080	$7,400	100.0%	$975,695	$5,140	100.0%	$891,548	$4,215	100.0%

	As of December 31,
	2016			2015
	Loan Balance	Allowance by Loan Category	Percent of Loans in Category to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Commercial and industrial	$70,987	$1,072	14.0%	$71,357	$1,559	15.4%
Real estate:
Residential	30,498	160	6.0%	27,938	144	6.0%
Multifamily residential	38,235	407	7.5%	36,778	384	7.9%
Owner-occupied CRE	145,200	671	28.6%	126,413	494	27.2%
Non-owner occupied CRE	194,961	1,156	38.4%	174,007	1,032	37.5%
Construction and land	19,745	304	3.8%	17,086	234	3.7%
Total real estate	428,639	2,698	84.3%	382,222	2,288	82.3%
Consumer	1,317	5	0.3%	967	3	0.2%
PCI loans	7,407	—	1.4%	9,854	—	2.1%
Total Loans	$508,350	$3,775	100.0%	$464,400	$3,850	100.0%
The allowance for loan losses increased by $2.3 million, or 44.0%, to $7.4 million at December 31, 2019, from $5.1 million at December 31, 2018. Included in the carrying value of loans are net discounts on acquired loans which may reduce the need for an allowance for loan losses on these loans because they are carried at their estimated fair value on the date on which they were acquired.
As of December 31, 2019, we identified $7.6 million in impaired loans, inclusive of  $6.8 million of nonperforming loans and $789,000 of accruing TDR loans. Of these impaired loans, only $464,000 had allowances for loan losses recorded of  $171,000, as their estimated collateral value or discounted expected cash flow is equal to or exceeds their carrying costs. As of December 31, 2018, we identified $3.9 million in impaired loans, inclusive of  $3.1 million of nonperforming loans and $750,000 of accruing TDR loans. Of these impaired loans, $10,000 had allowances for loan losses requiring a full allowance reserve of  $10,000 as their estimated collateral value or discounted expected cash flow is equal to or exceeds their carrying costs.
Based on the established comprehensive methodology discussed above, management deemed the allowance for loan losses of  $7.4 million at December 31, 2019 (0.51% of net loans and 108.16% of nonperforming loans) appropriate to provide for probable incurred credit losses based on an evaluation of known and inherent risks in the loan portfolio at that date. This compares to an allowance for loan losses at December 31, 2018 of  $5.1 million (0.53% of net loans and 164.32% of nonperforming loans).
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
Right-of-use assets and lease liabilities.   On January 1, 2019, the Company adopted the new accounting standards that require lessees to recognize operating leases on the Consolidated Balance Sheet as right-of-use assets and lease liabilities based on the value of the discounted future lease payments. Lessor accounting is largely unchanged. Expanded disclosures about the nature and terms of lease agreements are required prospectively and are included in Note 6 — Premises and Equipment in the Notes to the Condensed Consolidated Financial Statements included in “Item 8 — Financial Statements” within this report. The Company elected to retain prior determinations of whether an existing contract contains a lease and how the lease should be classified. The recognition of leases existing on January 1, 2019 did not require an adjustment to beginning retained earnings. Upon adoption of the accounting standards, the Company recognized right-of-use assets and lease liabilities of  $7.8 million and $8.2 million respectively. Adoption of these accounting standards did not have a significant effect on the Company’s regulatory capital measures.
Premises and Equipment.   Premises and equipment decreased $639,000 million, or 5.7%, to $10.5 million at December 31, 2019 from $11.2 million at December 31, 2018. The decrease in premises and equipment was primarily due to the sale of the Oakland, California building with a carrying value of $4.6 million, offset by $3.9 million of premises and equipment acquired in Uniti and TIG acquisitions. The Bank leased back 4,021 square feet representing 11.1% of the building’s total square footage for its Oakland branch.
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
Total deposits increased $443.4 million, or 35.3%, to $1.7 billion at December 31, 2019 from $1.3 billion at December 31, 2018, primarily due to $468.5 million of deposits acquired in the Uniti and TIG acquisitions. Noninterest bearing deposits totaled $572.3 million, or 33.6% of total deposits, at December 31, 2019 compared to $398.0 million, or 31.6% of total deposits, at December 31, 2018.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered at the dates indicated.
	December 31,
	2019			2018			2017
	Amount	Percent of Total Deposits	Increase/ (Decrease)	Amount	Percent of Total Deposits	Increase/ (Decrease)	Amount	Percent of Total Deposits	Increase/ (Decrease)
	(Dollars in thousands)
Noninterest bearing demand	$572,341	33.6%	$174,296	$398,045	31.6%	$70,736	$327,309	29.6%	$198,612
NOW accounts and savings	314,125	18.5%	67,837	246,288	19.6%	54,738	191,550	17.3%	138,364
Money market under	489,206	28.8%	91,125	398,081	31.6%	41,441	356,640	32.3%	108,908
Time deposits – under $250,000	189,063	11.1%	71,410	117,653	9.4%	(8,618)	126,271	11.4%	47,713
Time deposits – $250,000 and over	136,448	8.0%	38,747	97,701	7.8%	(4,834)	102,535	9.4%	19,949
Total	$1,701,183	100.0%	$443,415	$1,257,768	100.0%	$153,463	$1,104,305	100.0%	$513,546
The following table shows time deposits by maturity and rate as of December 31, 2019.
	One Year or Less	After One Year Through Two Years	After Two Years Through Three Years	After Three Years	Total
	(Dollars in thousands)
0.00 – 0.99%	$43,831	$6,895	$10,115	$2,709	$63,550
1.00 – 1.99%	171,638	16,753	6,774	984	196,149
2.00% and above	51,121	10,005	2,617	2,069	65,812
Total	$266,590	$33,653	$19,506	$5,762	$325,511
The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 2019.
	Three Months or Less	Over Three to Six Months	Over Six to 12 Months	Over 12 Months	Total
	(Dollars in thousands)
Time deposits under $100,000	$14,043	$11,541	$16,121	$12,018	$53,723
Time deposits $100,000 and over	74,666	51,984	96,354	45,878	268,882
Public funds	915	155	811	1,025	2,906
Total	$89,624	$63,680	$113,286	$58,921	$325,511
Borrowings.   Although deposits are our primary source of funds, we may from time to time utilize borrowings as a cost effective source of funds when they can be invested at a positive interest rate spread, for additional capacity to fund loan demand, or to meet our asset/liability management goals. We are a member of and may obtain advances from the FHLB of San Francisco, which is part of the Federal Home Loan Bank System. The eleven regional Federal Home Loan Banks provide a central credit facility for their member institutions. These advances are provided upon the security of certain of our mortgage loans and mortgage-backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2019 and December 31, 2018, we had no FHLB advances outstanding and the ability to borrow up to $542.4 million and $369.6 million, respectively.
In addition to FHLB advances, we may also utilize Fed Funds purchased from correspondent banks as a source of short-term funding. At December 31, 2019 and December 31, 2018, we had a total of  $40.5 million and $55.0 million, respectively, in federal funds line available from four and five third-party financial institutions and no balances outstanding at these dates.
We are required to provide collateral for certain local agency deposits. As of December 31, 2019 and December 31, 2018, the FHLB had issued a letter of credit on behalf of the Bank totaling $21.5 million and $11.5 million as collateral for local agency deposits, respectively.
The following table sets forth the maximum year-end balance and daily average balance of subordinated debt and other borrowings for the periods indicated.
	December 31,
	2019	2018	2017
	(Dollars in thousands)
Maximum balance:
Subordinated debt	$9,485	$9,485	$6,392
FHLB and other borrowings	—	—	13,502
Term loan(1)	—	—	6,000
Average balance:
Subordinated debt	9,485	5,654	3,618
FHLB and other borrowings	—	—	85
Term loan	—	2,104	4,092
Weighted average rate:
Subordinated debt	6.36%	7.03%	5.28%
FHLB and other borrowings	0.00%	0.00%	0.75%
Term loan	0.00%	0.00%	4.71%

(1)
Repaid in full out of proceeds from our IPO.

At December 31, 2019, we had $8.2 million in aggregate principal (net of mark-to-market adjustments) of junior subordinated debentures issued in connection with the sale of trust preferred securities by two statutory business trusts, which we assumed in our acquisitions. The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each trust agreement. The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon maturity of the Debentures or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures governing the Debentures, plus any accrued but unpaid interest to the redemption date. The Company also has the right to defer the payment of interest on each of the Debentures for a period not to exceed 20 consecutive quarters, provided that the deferral period does not extend beyond the stated maturity. During such deferral period, distributions on the corresponding trust preferred securities will also be deferred and the Company may not pay cash dividends to the holders of shares of the Company’s common stock. The common securities issued by the grantor trusts are held by the Company, and the Company’s investment in the common securities was $475,000 at December 31, 2019, which is included under “Interest receivable and other assets” in the Consolidated Balance Sheets included in our Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K. Also, see Note 12 — Junior Subordinated Deferrable Interest Debentures in the Notes to the Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.
Shareholders’ equity.   Shareholders’ equity increased $53.5 million, or 26.6%, to $254.2 million at December 31, 2019 from $200.8 million at December 31, 2018. The increase in shareholders’ equity was primarily due to the issuance of additional common stock totaling $24.9 million and $19.7 million in the Uniti Merger and TIG Merger, respectively, net income of  $17.3 million, an increase in comprehensive income of  $1.4 million, offset partially by the repurchase of 493,787 shares at an average cost of  $22.26 per share, or $11.0 million in total. The Company does not pay a regular cash dividend.
Comparison of Operating Results for the Years Ended December 31, 2019 and 2018
Earnings summary.   We reported net income of $17.3 million for the year ended December 31, 2019, compared to $14.5 million for the year ended December 31, 2018, an increase of  $2.8 million, or 19.5%. The increase in net income primarily was the result of increases in net interest income and noninterest income, partially offset by an increase in noninterest expense primarily due to Uniti and TIG acquisition-related expenses and the operational costs of additional branch offices.
Diluted earnings per share were $1.47 for the year ended December 31, 2019, a decrease of $0.03 from diluted earnings per share of  $1.50 for the year ended December 31, 2018.
Our efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income before provision for loan losses plus noninterest income, was 66.51% for the year ended December 31, 2019, compared to 62.15% for the year ended December 31, 2018. The change in the efficiency ratio for the year ended December 31, 2019 compared to the year ended December 31, 2018 is attributable to increases in noninterest expenses, exceeding increases in net interest income before provision for loan losses plus noninterest income, primarily driven by $6.6 million of merger-related expenses (Uniti and TIG acquisitions).
Interest income.   Interest income for the year ended December 31, 2019 was $76.5 million, compared to $56.9 million for the year ended December 31, 2018, an increase of $19.7 million, or 34.6%. The increase in interest income primarily was due to an increase in average interest earning assets, principally loans, which was driven by the Uniti and TIG s acquisitions and, to a lesser extent, higher yields on interest earning assets, other than FHLB and FRB stock. Interest income on loans increased $16.3 million as a result of a $246.3 million increase in the average total loan balance and a 26 basis point increase in the average yield. The average yield earned on loans for the year ended December 31, 2019 was 5.68%, compared to 5.42% for the year ended December 31, 2018. Interest income on loans for the year ended December 31, 2019 included $4.8 million in accretion of purchase accounting fair value adjustments on acquired loans, compared to $3.2 million for the year ended December 31, 2018. The remaining net discount on these acquired loans was $8.0 million and $7.5 million at December 31, 2019 and 2018, respectively.
Interest income on interest bearing deposits increased $1.6 million as a result of a $58.0 million increase in the average balance of interest earning deposits and a 12 basis point increase in the yield on interest earning deposits to 2.22% for the year ended December 31, 2019 from 2.10% for the year ended December 31, 2018. Interest income on investment securities increased $1.6 million as a result of a $47.0 million increase in the average balance of investment securities and a 61 basis point increase in the yield on investment securities to 2.70% for the year ended December 31, 2019 from 2.09% for the year ended December 31, 2018.
Interest expense.   Interest expense increased by $3.7 million, or 76.7%, to $8.7 million for the year ended December 31, 2019 from $4.9 million for the year ended December 31, 2018. The average cost of interest bearing liabilities increased 28 basis points to 0.90% for the year ended December 31, 2019 from 0.62% for the year ended December 31, 2018. Total average interest bearing liabilities increased by $173.0 million, or 21.8%, to $966.5 million for the year ended December 31, 2019, from $793.5 million for the year ended December 31, 2018, due largely to the Uniti and TIG acquisitions.
Interest expense on deposits increased $3.7 million, or 83.0%, to $8.2 million during the year ended December 31, 2019 from $4.5 million in 2018, primarily due to higher market interest rates over the last year and higher interest rates paid on deposits acquired in the Uniti acquisition compared to our legacy deposit base. The average rate paid on interest bearing deposits increased to 0.85% for the year ended December 31, 2019 from 0.57% for the year ended December 31, 2018. The effect of the increase in the average cost of deposits was partially offset by increases in noninterest bearing deposit average balances. The average balance of noninterest bearing deposits totaled $498.8 million for the year ended December 31,

2019, compared to $347.6 million for the year ended at December 31, 2018. Interest expense on borrowings was $567,000 for the year ended December 31, 2019, compared to $480,000 for 2018, as a result of the junior subordinated debentures assumed in connection with our acquisitions and the $6.0 million term loan obtained in connection with our United Business Bank, FSB acquisition, which was repaid in the second quarter of 2018.
Net interest income.   Net interest income increased $15.9 million, or 30.6%, to $67.8 million for the year ended December 31, 2019 compared to $51.9 million for the year ended December 31, 2018. Net interest margin for the year ended December 31, 2019 increased seven basis point to 4.22% from 4.15% for 2018. Accretion of acquisition accounting discounts on loans and the recognition of revenue from purchase credit impaired loans in excess of discounts increased our net interest margin by 42 basis points and 30 basis points during years ended December 31, 2019 and 2018, respectively. The average yield on interest earning assets for the year ended December 31, 2019 was 4.77%, a 23 basis point increase from 4.54% for the year ended December 31, 2018, due primarily to the higher accretion on prior acquired loans and an increase in prevailing market interest rates. The average cost of interest bearing liabilities for the year ended December 31, 2019 was 0.90%, up 28 basis points from 0.62% the year ended December 31, 2018, due primarily to higher market interest rates during most of the year.
Average Balances, Interest and Average Yields/Cost.   The following table presents, for the periods indicated, information about (i) average balances, the total dollar amount of interest income from interest earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest bearing liabilities and the resultant average yields; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin. Yields have been calculated on a pre-tax basis. The loan yields include the effect of amortization or accretion of deferred loan fees/costs and purchase accounting premiums/discounts to interest and fees on loans.

	Years ended December 31,
	2019			2018			2017
	(Dollars in thousands)
	Average Balance(1)	Interest	Annualized Average Yield	Average Balance(1)	Interest	Annualized Average Yield	Average Balance	Interest	Annualized Average Yield
Interest earning assets
Interest earning deposits	$336,931	$7,464	2.22%	$278,927	$5,862	2.10%	$173,321	$2,092	1.21%
Investments available-for-sale	104,795	2,828	2.70%	57,823	1,209	2.09%	30,452	631	2.07%
FHLB Stock	6,413	495	7.72%	5,013	446	8.90%	4,116	356	8.65%
FRB Stock	4,694	295	6.28%	3,328	223	6.70%	1,863	87	4.67%
Total loans(1)	1,153,390	65,462	5.68%	907,083	49,120	5.42%	755,404	41,087	5.44%
Total interest earning assets	1,606,223	76,544	4.77%	1,252,174	56,860	4.54%	965,156	44,253	4.59%
Non-interest earning assets	108,631			68,914			61,545
Total average assets	$1,714,854			$1,321,088			$1,026,701
Interest bearing liabilities
Savings accounts	$62,918	98	0.16%	$41,365	34	0.08%	$30,748	28	0.09%
Interest bearing checking	202,041	154	0.08%	166,124	133	0.08%	117,965	120	0.10%
Money market accounts	408,328	2,911	0.71%	363,168	1,895	0.52%	317,946	1,703	0.54%
Certificates of deposit	283,776	5,002	1.76%	215,103	2,400	1.12%	191,086	2,057	1.08%
Total deposit accounts	957,063	8,165	0.85%	785,760	4,462	0.57%	657,745	3,908	0.59%
Borrowed funds	9,485	567	5.98%	7,758	480	6.19%	8,485	404	4.76%
Total interest bearing liabilities	966,548	8,732	0.90%	793,518	4,942	0.62%	666,230	4,312	0.65%
Non-interest bearing liabilities	518,188			356,636			260,903
Total average liabilities	1,484,736			1,150,154			927,133
Average equity	230,118			170,934			99,568
Total average liabilities and equity	$1,714,854			$1,321,088			$1,026,701
Net interest income		$67,812			$51,918			$39,941
Interest rate spread(2)			3.87%			3.92%			3.94%
Net interest margin(3)			4.22%			4.15%			4.14%
Ratio of average interest earning assets to average interest bearing liabilities			166.18%			157.80%			144.87%

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

	Year ended December 31, 2019 compared to 2018 Increase/(Decrease) Attributable to			Year ended December 31, 2018 compared to 2017 Increase/(Decrease) Attributable to
	Rate	Volume	Total	Rate	Volume	Total
	(Dollars in thousands)			(Dollars in thousands)
Interest earning assets:
Interest bearing deposits	$383	$1,219	$1,602	$2,495	$1,275	$3,770
Investments available for sale	637	982	1,619	11	567	578
Other equity securities	(101)	222	121	51	175	226
Total loans	3,004	13,338	16,342	(217)	8,250	8,033
Total interest income	3,923	15,761	19,684	2,340	10,267	12,607
Interest bearing liabilities:
Savings accounts	46	18	64	(4)	10	6
Interest bearing checking	(8)	29	21	(36)	49	13
Money market accounts	780	236	1,016	(50)	242	192
Certificates of deposit	1,836	766	2,602	84	259	343
Total deposits	2,654	1,049	3,703	(6)	560	554
Borrowed funds	(20)	107	87	111	(35)	76
Total interest expense	2,634	1,156	3,790	105	525	630
Net interest income	$1,289	$14,605	$15,894	$2,235	$9,742	$11,977
Provision for loan losses.   We establish an allowance for loan losses by charging amounts to the loan provision at a level required to reflect estimated credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers, among other factors, historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral, prevailing economic conditions and current risk factors specifically related to each loan type. See “Critical Accounting Policies and Estimates —  Allowance for loan losses” above for a description of the manner in which the provision for loan losses is established.
Based on management’s evaluation of the foregoing factors, we recorded a provision for loan losses of $2.2 million for the year ended December 31, 2019, compared to a provision for loan losses of  $1.8 million for the year ended December 31, 2018, an increase of  $400,000. The provision primarily was a result of the migration of acquired loans out of the discounted acquired loan portfolio and their subsequent transition to the non-acquired loan pool which requires a reserve allocation. During the year ended December 31, 2019, our allowance for loan losses specific reserves increased to $171,000, from $10,000 the year prior. We recorded no provision for loan losses for acquired loans related to the acquired non-purchased credit impaired loans as accounted for in accordance with ASC Topic 310-20, for both the years ended December 31, 2019 and 2018. In addition, no additional provisions were recorded on the purchase credit impaired loans accounted for in accordance with ASC Topic 310-30 during 2019 and 2018. We had a net recovery of  $36,000 for the year ended December 31, 2019 compared to net charge-offs of  $917,000 for the year ended December 31, 2018. For the year ended December 31, 2019, charge-offs decreased due to $669,000 of charge-offs related to a single commercial and industrial loan that occurred in 2018. The ratio of net recoveries/charge-offs to average total loans outstanding was 0.00% for the year ended December 31, 2019 and (0.09)% for the year ended December 31, 2018. The allowance for loan losses to total loans, was 0.51% at December 31, 2019 compared to 0.53% at December 31, 2018.
Management considers the allowance for loan losses at December 31, 2019 to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.
Noninterest income.   Noninterest income increased $2.5 million, or 35.1%, to $9.6 million for the year ended December 31, 2019 compared to $7.1 million for the year ended December 31, 2018. During the current year, the Company sold $38.4 million of SBA loans (guaranteed portion), which generated a gain on sale of $3.0 million. Servicing charges and other fees increased $668,000, or 33.2%, to $2.7 million for the year ended December 31, 2019, compared to $2.0 million for the year ended December 31, 2018, due to higher deposit balances and an increase in the number of deposit accounts, driven by the Uniti and TIG acquisitions. Loan servicing and other loan fees increased $702,000, or 56.5%, to $1.9 million for the year ended December 31, 2019, compared to $1.2 million for the year ended December 31, 2018, due primarily to an increase in our SBA loan servicing portfolio and the related servicing fee income which was driven by the Uniti and TIG acquisitions.
The following table presents the key components of noninterest income for the years ended December 31, 2019 and 2018.
	Year ended December 31,		Amount Increase (Decrease)	Percent Increase (Decrease)
	2019	2018
	(Dollars in thousands)
Gain on sale of loans	$2,999	$2,061	$938	45.5%
Service charges and other fees	2,678	2,010	668	33.2%
Loan servicing and other loan fees	1,945	1,243	702	56.5%
Gain on sale of OREO	112	70	42	60.0%
Other income and fees	1,835	1,698	137	8.1%
Total non interest income	$9,569	$7,082	$2,487	35.1%
Noninterest expense.   Noninterest expense increased $14.8 million, or 40.4%, to $51.5 million for the year ended December 31, 2019 compared to $36.7 million for the year ended December 31, 2018. The increase was primarily due to a $7.4 million, or 34.3%, increase in salary and benefits as a result of an increase in the number of employees and severance benefits of  $0.8 million paid due to the Uniti and TIG acquisitions, and normal salary adjustments. Average full-time equivalent employees increased to 304 at December 31, 2019 compared to 214 for the same period in 2018. Occupancy and equipment expense increased $889,000, or 20.9%, primarily due additional occupancy costs related to the operation of the 10 branches acquired from Uniti and TIG. As of December 31, 2019, we operated 32 full-service branches, compared to 22 a year earlier. Data processing expense increased $4.6 million, or 119.8%, for the year ended December 31, 2019 compared to last year due primarily to the Uniti and TIG acquisitions and higher transaction volumes from the increase in the number of our deposit accounts. Noninterest expense for the year ended December 31, 2019 included $6.6 million of acquisition- related expenses comprised of  $835,000 in salaries and benefits, $4.4 million in data processing expenses, $938,000 in professional fees and $480,000 in all other expenses.

The following table presents the key components of noninterest expense for the periods indicated:
	Years ended December 31,		Amount Increase (Decrease)	Percent Increase (Decrease)
	2019	2018
	(Dollars in thousands)
Salaries and related benefits	$28,807	$21,444	$7,363	34.3%
Occupancy and equipment	5,148	4,259	889	20.9%
Data processing expense	8,364	3,806	4,558	119.8%
Other expense	9,147	7,160	1,987	27.8%
Total non interest expense	$51,466	$36,669	$14,797	40.4%
Income taxes.   Income tax expense increased $377,000, or 6.3%, to $6.4 million for the year ended December 31, 2019 from $6.0 million for the year ended December 31, 2018, reflecting an increase in pre-tax income for the period ended December 31, 2019 and the nondeductible expenses incurred in the Uniti and TIG acquisitions. The Company’s effective tax rate was 26.8% for the year ended December 31, 2019 compared to 29.3% for 2018. The increase in the income tax expense and decrease in effective tax rate during the year ended December 31, 2019 were primarily due to a lower state income tax during the period.
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
Interest income.   Interest income for the year ended December 31, 2018 was $56.9 million, compared to $44.3 million December 31, 2017, an increase of $12.6 million, or 28.5%. The increase in interest income primarily was due to an increase in average interest earning assets, principally loans, which was driven by the BFC acquisition and the Plaza Bank acquisition in November 2018 and 2017, respectively. To a lesser extent, the increase was also due to net proceeds received from our IPO in 2018, as well as a higher yield on interest earning deposits primarily due to increases in market interest rates during the year. Interest income on loans increased $8.0 million as a result of a $151.7 million increase in the average total loan balance. The average yield earned on loans for the year ended December 31, 2018 was 5.42%, compared to 5.44% for the year ended December 31, 2017. Interest income on loans for the year ended December 31, 2018 included $3.2 million in accretion of purchase accounting fair value adjustments on acquired loans, compared to $3.0 million for the year ended December 31, 2017. The remaining net discount on these purchased loans was $7.5 million and $8.7 million at December 31, 2018 and 2017, respectively.
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
Average Balances, Interest and Average Yields/Cost.   The following table presents, for the periods indicated, information about (i) average balances, the total dollar amount of interest income from interest earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest bearing liabilities and the resultant average yields; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin. Yields have been calculated on a pre-tax basis. The loan yields include the effect of amortization or accretion of deferred loan fees/costs and purchase accounting premiums/discounts to interest and fees on loans.

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
Provision for loan losses.   We recorded a provision for loan losses of  $1.8 million for the year ended December 31, 2018, compared to a provision for loan losses of  $462,000 for the year ended December 31, 2017, an increase of  $1.4 million. The provision for loan losses increased primarily as a result of an increase in delinquent, nonperforming and classified loans, as well as specific reserves on certain nonaccrual loans. During the year ended December 31, 2018, our allowance for loan losses specific reserves decreased from $13,000 to $10,000. We recorded no provision for loan losses for acquired loans related to the acquired non-purchased credit impaired loans as accounted for in accordance with ASC Topic 310-20, for both the years ended December 31, 2018 and 2017. In addition, no additional provisions were recorded on the purchase credit impaired loans accounted for in accordance with ASC Topic 310-30 during 2018 and 2017. We had net charge-offs of  $917,000 for the year ended December 31, 2018 compared to $22,000 for the year ended December 31, 2017. For the year ended December 31, 2018, charge-offs increased due to $669,000 of charge-offs related to a single commercial and industrial loan. The ratio of net charge-offs to average total loans outstanding was 0.09% for the year ended December 31, 2018 and 0.00% for the year ended December 31, 2017. The allowance for loan losses to total loans, was 0.53% at December 31, 2018 compared to 0.47% at December 31, 2017.
Noninterest income.   Noninterest income increased $2.3 million, or 47.7%, to $7.1 million for the year ended December 31, 2018 compared to $4.8 million for the year ended December 31, 2017. During the year ended December 31, 2018, the Company sold $37.8 million of SBA loans, which generated a gain on sale of  $2.1 million. Servicing charges and other fees increased $761,000, or 60.9%, due to higher deposit balances and an increase in the number of deposit accounts. Loan servicing and other loan fees increased $677,000, or 119.6%, to $1.2 million for the year ended December 31, 2018, compared to $566,000 for the year ended December 31, 2017, due primarily to an increase in our SBA loan servicing portfolio and the related servicing fee income. Other noninterest income also increased by $1.1 million, or 206.5%, primarily due to $777,000 of death benefit payments received on two Bank owned life insurance policies and $452,000 of income received on our investment in a Small Business Investment Company fund.

The following table presents the key components of noninterest income for the years ended December 31, 2018 and 2017.
	Year ended December 31,		Amount Increase (Decrease)	Percent Increase (Decrease)
	2018	2017
	(Dollars in thousands)
Gain on sale of loans	$2,061	$2,173	$(112)	-5.2%
Service charges and other fees	2,010	1,249	761	60.9%
Loan servicing and other loan fees	1,243	566	677	119.6%
Gain on sale of OREO	70.00	252.00	(182)	-72.2%
Other income and fees	1,698	554	1,144	206.5%
Total non interest income	$7,082	$4,794	$2,288	47.7%
Noninterest expense.   Noninterest expense increased $6.5 million, or 21.7%, to $36.7 million for the year ended December 31, 2018 compared to $30.1 million for the year ended December 31, 2017. The increase was primarily due to a $4.4 million, or 26.0%, increase in salary and benefits as a result of an increase in the number of employees by reason of the BFC acquisition in 2018 and our two bank acquisitions in 2017 and a $757,000 increase in stock-based compensation. Occupancy and equipment expense increased $1.0 million, or 32.0%, primarily due additional branch offices resulting from our BFC acquisition. As of December 31, 2018, we operated 22 full service branches, compared to 19 a year earlier. Data processing expense decreased $929,000, or 19.6%, for the year ended December 31, 2018 compared to last year primarily because the prior year included significant system conversion and termination costs related to one of our acquisitions, partially offset by the cost of higher transaction volume. Other noninterest expense increased $2.0 million, or 39.2%, to $7.2 million during the year ended December 31, 2018, compared to $5.1 million during 2017, primarily due to an increase in professional fees of  $668,000, due primarily to expenses related to our BFC acquisition, one-time consulting services related to the implementation of enhanced regulatory compliance and risk management processes, expenses associated with being a public company and an increase in audit and accounting fees. In addition, increases in the amortization of our core deposit intangible asset of $321,000, marketing expenses of  $378,000, offset by a decrease in supplies of $125,000 contributed to the increased in other noninterest expenses. Lastly, other noninterest expense for the year ended December 31, 2018, includes a $600,000 write-down of acquired office facilities held for sale.
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
In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of December 31, 2019, the Bank had an available borrowing capacity of  $542.4 with the FHLB of San Francisco, and Federal Funds lines with available commitments totaling $40.5 million with four correspondent banks. There were no amounts outstanding under these facilities at December 31, 2019 and December 31, 2018. Additionally, the Company classifies its securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our security portfolio is of high quality and the securities would therefore be marketable.
We use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. Loan commitments and letters of credit were $128.9 million and $101.1 million at December 31, 2019 and December 31, 2018, certificates of deposit scheduled to mature in one year or less at December 31, 2019, totaled $266.6 million. It is management’s policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that most of our maturing certificates of deposit will remain with us.
Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $7.0 million and $6.2 million for the years ended December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, net cash provided by investing activities, which consists primarily of net change in loans receivable and purchases, sales and maturities of investment securities, was $927,000, compared $11.3 million of cash used by investing activities for the year ended December 31, 2018. Net cash used in financing activities, which is comprised primarily of net change in deposits, was $36.1 million for the year ended December 31, 2019, compared to $78.7 million of net cash provided by financing activities for the year ended December 31, 2018 (primarily due to the net change in deposits and the proceeds of our IPO).
Baycom Corp is a separate legal entity from the Bank and must provide for its own liquidity. At December 31, 2019, the Company, on an unconsolidated basis, had liquid assets of $756,000. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders, funds paid out for Company stock repurchases, and payments on trust-preferred securities and subordinated debt held at the Company level. The Company has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends.
The Bank, as a state-chartered, federally insured commercial bank, and member of the Federal Reserve is subject to the capital requirements established by the Federal Reserve. The Federal Reserve requires the Bank to maintain capital adequacy that generally parallels the FDIC requirements. The capital adequacy requirements are quantitative measures established by regulation that require the Bank to maintain minimum amounts and ratios of capital. The FDIC requires the Bank to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 Leverage Capital to average assets. Consistent with our goal to operate a sound and profitable organization, our policy is for the Bank to maintain “well-capitalized” status under the Federal Reserve regulations. Based on capital levels at December 31, 2019 and 2018, the Bank was considered to be well-capitalized.

The table below shows the capital ratios under the Basel III capital framework as of the dates indicated:
	Actual		Minimum Regulatory Requirement		Minimum Regulatory Requirement for “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
BayCom Corp
As of December 31, 2019
Tier 1 leverage ratio	$207,575	11.15%	$74,927	4.00%	$93,659	5.00%
Common equity tier 1 capital	207,575	13.81%	67,648	4.50%	97,714	6.50%
Tier 1 capital to risk-weighted assets	217,060	14.44%	90,198	6.00%	120,264	8.00%
Total capital to risk-weighted assets	224,875	14.96%	120,264	8.00%	150,330	10.00%
United Business Bank
As of December 31, 2019
Tier 1 leverage ratio	$213,749	10.98%	$77,850	4.00%	$97,313	5.00%
Common equity tier 1 capital	213,749	14.23%	67,586	4.50%	97,624	6.50%
Tier 1 capital to risk-weighted assets	213,749	14.23%	90,114	6.00%	120,153	8.00%
Total capital to risk-weighted assets	221,564	14.75%	120,153	8.00%	150,191	10.00%
In addition to the minimum capital ratios, the Bank has to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 capital greater than 2.5% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. At December 31, 2019, the Bank’s Common Equity Tier 1 capital exceeded the required capital conservation buffer.
For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company’s subsidiary banks to be well-capitalized under the prompt corrective action regulations. If the Company was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at December 31, 2019, the Company would have exceeded all regulatory capital requirements.
For additional information see “Supervision and Regulation — Bank Regulation — Capital Matters,” “Regulatory Capital Compliance” and Note 17, “Regulatory Matters” in the Notes to the Consolidated Financial Statements, included in “Item 8. Financial Statements and Supplementary Data”, within this report.
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
We have not engaged in any other off-balance sheet transactions in the normal course of our lending activities.

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
An asset sensitive position refers to a balance sheet position in which an increase in short-term interest rates is expected to generate higher net interest income, as rates earned on our interest earning assets would reprice upward more quickly than rates paid on our interest bearing liabilities, thus expanding our net interest margin. Conversely, a liability sensitive position refers to a balance sheet position in which an increase in short-term interest rates is expected to generate lower net interest income, as rates paid on our interest bearing liabilities would reprice upward more quickly than rates earned on our interest earning assets, thus compressing our net interest margin.
Income simulation analysis.   Interest rate risk measurement is calculated and reported to the ALCO at least quarterly. The information reported includes period-end results and identifies any policy limits exceeded, along with an assessment of the policy limit breach and the action plan and timeline for resolution, mitigation, or assumption of the risk.
Our primary approach to model interest rate risk is Net Interest Income at Risk (NII at Risk). Under NII at Risk, net interest income is modeled utilizing various assumptions for assets, liabilities, and derivatives.
We report NII at Risk to isolate the change in income related solely to interest earning assets and interest bearing liabilities. The NII at Risk results reflect the analysis used quarterly by management. It models gradual parallel shifts in market interest rates based on the indicated interest rate environments implied by the forward yield curve over a two-year period. No rates in the model are allowed to go below zero. The current targeted federal funds rate is between 1.50% and 1.75%.

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
	Net Interest Income Sensitivity Immediate Changes in Rates (1)
	-200	-100	+100	+200	+300
	(Dollars in thousands)
December 31, 2019
Dollar change	$(13,057)	$(6,372)	$9,850	$19,685	$29,378
Percent change	-19%	-9%	6%	12%	18%
December 31, 2018
Dollar change	$(24,997)	$(10,812)	$4,627	$9,234	$13,820
Percent change	-19%	-8%	4%	7%	11%

(1)
This data does not reflect any actions that we may undertake in response to changes in interest rates such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on net interest income, if any.

The higher NII sensitivity at December 31, 2019 compared to December 31, 2018 is primarily due to a higher proportion of variable rate loans within our commercial real estate loan portfolio that is subject to immediate or short term repricing (within one year), partially offset by loans with lower base index spreads and loans with interest rate floors, and the higher cost of fixed rate deposits and repricing assumptions on non-maturity deposits.
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
BAYCOM CORP AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
BayCom Corp
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of BayCom Corp and Subsidiary (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Moss Adams LLP
March 13, 2020
Los Angeles, California
We have served as the Company’s auditor since 2018.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders of
BayCom Corp and Subsidiary
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows of BayCom Corp and Subsidiary (the “Company”) for the year ended December 31, 2017. In our opinion, the financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audit includes performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also includes evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provided a reasonable basis for our opinion.
We have served as the Company’s auditor since 2016.
Laguna Hills, California
February 23, 2018

BAYCOM CORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
December 31, 2019 and 2018
(In thousands, except for per share data)
	2019	2018
ASSETS
Cash and due from banks	$23,476	$20,846
Federal funds sold	271,906	302,735
Cash and cash equivalents	295,382	323,581
Interest bearing deposits in banks	1,739	3,980
Investment securities available-for-sale	119,889	99,796
Federal Home Loan Bank (“FHLB”) stock, at par	7,174	5,162
Federal Reserve Bank (“FRB”) stock, at par	6,731	4,081
Loans held for sale	2,226	855
Loans, net of allowance for loan losses of $7,400 and $5,140 at December 31, 2019 and 2018, respectively	1,450,229	970,189
Premises and equipment, net	10,529	11,168
Other real estate owned (“OREO”)	574	801
Core deposit intangible	9,185	7,205
Cash surrender value of Bank owned life insurance policies ("BOLI"), net	20,244	19,602
Right-of-use assets (“ROU”)	15,291	—
Goodwill	35,466	14,594
Interest receivable and other assets	19,518	17,381
Total Assets	$1,994,177	$1,478,395
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest and interest bearing deposits	$1,701,183	$1,257,768
Lease liabilities	15,599	—
Salary continuation plan	3,658	3,338
Interest payable and other liabilities	11,275	8,375
Junior subordinated deferrable interest debentures, net	8,242	8,161
Total liabilities	1,739,957	1,277,642
Commitments and contingencies (Note 14)
Shareholders’ equity
Preferred stock – no par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2019 and 2018, respectively	—	—
Common stock – no par value; 100,000,000 shares authorized; 12,444,632 and 10,869,275 shares issued and outstanding at December 31, 2019 and 2018, respectively	184,043	149,248
Additional paid in capital	287	287
Accumulated other comprehensive income (loss), net of tax	1,251	(103)
Retained earnings	68,639	51,321
Total shareholders’ equity	254,220	200,753
Total Liabilities and Shareholders’ Equity	$1,994,177	$1,478,395
The accompanying notes are an integral part of the consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 2019, 2018 and 2017
(In thousands, except for per share data)
	2019	2018	2017
Interest income:
Loans, including fees	$65,462	$49,120	$41,087
Investment securities and interest bearing deposits in banks	10,292	7,071	2,723
FHLB dividends	495	446	356
FRB dividends	295	223	87
Total interest and dividend income	76,544	56,860	44,253
Interest expense:
Deposits	8,165	4,462	3,908
Other borrowings	567	480	404
Total interest expense	8,732	4,942	4,312
Net interest income	67,812	51,918	39,941
Provision for loan losses	2,224	1,842	462
Net interest income after provision for loan losses	65,588	50,076	39,479
Noninterest income:
Gain on sale of loans	2,999	2,061	2,173
Service charges and other fees	2,678	2,010	1,249
Loan servicing fees and other income	1,945	1,243	566
Gain on sale of premises	187	—	—
Gain on sale of OREO	112	70	252
Other income	1,648	1,698	554
Total noninterest income	9,569	7,082	4,794
Noninterest expense:
Salaries and employee benefits	28,807	21,444	17,018
Occupancy and equipment	5,148	4,259	3,227
Data processing	8,364	3,806	4,735
Other	9,147	7,160	5,144
Total noninterest expense	51,466	36,669	30,124
Income before provision for income taxes	23,691	20,489	14,149
Provision for income taxes	6,373	5,996	8,889
Net income	$17,318	$14,493	$5,260
Earnings per common share:
Basic earnings per common share	$1.47	$1.50	$0.81
Weighted average shares outstanding	11,759,334	9,692,009	6,520,230
Diluted earnings per common share	$1.47	$1.50	$0.81
Weighted average shares outstanding	11,759,334	9,692,009	6,520,230
The accompanying notes are an integral part of the consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31, 2019, 2018 and 2017
(In thousands, except for per share data)
	2019	2018	2017
Net income	$17,318	$14,493	$5,260
Other comprehensive (loss) income:
Change in unrealized gain (loss) on available-for-sale securities	1,896	(442)	152
Deferred tax (expense) benefit	(542)	126	(63)
Other comprehensive income (loss), net of tax	1,354	(316)	89
Total comprehensive income	$18,672	$14,177	$5,349
The accompanying notes are an integral part of the consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the years ended December 31, 2019, 2018 and 2017
(In thousands, except for per share data)
	Number of Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Shareholders’ Equity
Balance, January 1, 2017	5,472,426	$46,084	$287	$88	$31,604	$78,063
Net income					5,260	5,260
Other comprehensive income, net				89		89
Reclassification of stranded tax effects from change in tax rate				36	(36)	—
Restricted stock granted	28,500
Stock based compensation		423				423
Issuance of shares	1,997,960	34,824				34,824
Repurchase of shares	(1,891)	(24)				(24)
Balance, December 31, 2017	7,496,995	81,307	287	213	36,828	118,635
Net income					14,493	14,493
Other comprehensive loss, net				(316)		(316)
Restricted stock granted	93,380
Stock based compensation		1,180				1,180
Initial public offering (“IPO”), net	3,278,900	66,761				66,761
Balance, December 31, 2018	10,869,275	149,248	287	(103)	51,321	200,753
Net income					17,318	17,318
Other comprehensive income, net				1,354		1,354
Restricted stock granted	77,335
Stock based compensation		1,154				1,154
Issuance of shares	1,991,809	44,598				44,598
Repurchase of shares	(493,787)	(10,957)				(10,957)
Balance, December 31, 2019	12,444,632	$184,043	$287	$1,251	$68,639	$254,220
The accompanying notes are an integral part of the consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2019, 2018 and 2017
(In thousands, except for per share data)
	2019	2018	2017
Cash flows from operating activities:
Net income	$17,318	$14,493	$5,260
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in deferred tax asset, net	1,375	740	3,491
Accretion on acquired loans	(4,313)	(2,944)	(3,000)
Gain on sale of loans	(2,999)	(2,061)	(2,173)
Proceeds from sale of loans	38,410	28,959	24,784
Loans originated for sale	(52,462)	(37,773)	(25,558)
Gain on sale of premises	(187)	—	—
Loss on impairment of building held for sale	—	600	—
Accretion on junior subordinated debentures	81	59	40
Increase in cash surrender value of life insurance policies securities	(642)	(301)	(231)
Provision for loan losses	2,224	1,842	462
Gain on sale of OREO	(112)	(70)	(252)
Amortization/accretion of premium/discount on investment securities	507	441	369
Depreciation and amortization	1,207	935	762
Core deposit intangible amortization	1,624	1,171	850
Stock based compensation expense	1,154	1,180	423
Decrease (increase) in deferred loan origination fees, net	85	(103)	158
(Increase) decrease in interest receivable and other assets	(12,041)	(848)	990
Increase (decrease) in salary continuation liability, net	320	(708)	126
Increase in interest payable and other liabilities	15,407	625	2,827
Net cash provided by operating activities	6,956	6,237	9,328
Cash flows from investing activities:
Maturity of interest bearing deposits in banks	2,241	1,491	2,522
Purchase of investment securities	(16,858)	(41,353)	(1,180)
Proceeds from the sale, maturity and repayment of investment securities	29,498	37,377	7,651
Purchase of Federal Home Loan Bank stock ("FHLB")	(236)	(236)	319
Purchase of Federal Reserve Bank stock ("FRB")	(1,858)	(921)	(1,576)
Net (increase) decrease in loans	(48,454)	4,267	295
Purchase of equipment and leasehold improvements	(1,399)	(1,013)	(368)
Proceeds from sale of premises	4,961	—	—
Proceeds from sale of OREO	457	729	1,754
Purchase of Bank owned life insurance	—	—	(4,003)
Proceeds from death benefit on BOLI investment	—	1,382	—
Net cash received from (paid out) for acquisition	32,575	(12,974)	84,996
Net cash provided by (used in) investing activities	927	(11,251)	90,410
The accompanying notes are an integral part of the consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)
For the years ended December 31, 2019, 2018 and 2017
(In thousands, except for per share data)
	2019	2018	2017
Cash flows from financing activities:
Net increase in noninterest and interest bearing deposits	13,435	69,144	7,812
Net (decrease) increase in time deposits	(38,560)	(51,163)	23,538
Repurchase of common stock	(10,957)	—	(24)
(Decrease) increase in long-term borrowings	—	(6,000)	6,000
Decrease in short-term borrowings	—	—	(15,895)
Proceeds from initial public offering, net	—	66,761	—
Net cash (used in) provided by financing activities	(36,082)	78,742	21,431
(Decrease) increase in cash and cash equivalents	(28,199)	73,728	121,169
Cash and cash equivalents at beginning of period	323,581	249,853	128,684
Cash and cash equivalents at end of period	$295,382	$323,581	$249,853
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$7,454	$4,939	$4,178
Income tax, net of refunds	$5,054	5,402	3,838
Non-cash investing and financing activities:
Change in unrealized gain (loss) on available-for-sale securities, net of tax	$1,354	$(316)	$89
Transfer of loans to other real estate owned	—	394	275
Recognition of ROU assets	17,181	—	—
Recognition of Lease Liability	17,201	—	—
Acquisition:
Assets acquired, net of cash received	$463,091	$143,542	$444,826
Liabilities assumed	471,940	138,526	505,364
Common stock issued	44,598	—	34,824
Cash consideration	57,998	23,523	19,156
Goodwill	20,872	4,229	10,365
The accompanying notes are an integral part of the consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)
1.
ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BayCom Corp (the “Company”) is a bank holding company incorporated in the State of California in 2016 as the proposed holding company for United Business Bank (the “Bank”), a California state-chartered bank, in connection in connection with the Bank’s holding company reorganization which was completed on January 17, 2017. On that date the Company became the sole shareholder of the Bank and all outstanding shares of Bank common stock were converted into an equal number of shares of Company common stock. The Company is primarily engaged in the business of planning, directing and coordinating the business activities of the Bank.
The Bank, formerly known as Bay Commercial Bank, is a California-chartered commercial bank which opened for business on July 20, 2004. The Bank provides a broad range of financial services primarily to local small and mid-sized businesses, service professionals and individuals through its 32 full service banking branches. The main office is located in Walnut Creek, California and branch offices are located in Oakland, Castro Valley, Mountain View, Napa, Stockton (2), Pleasanton, Livermore, San Jose, Long Beach, Sacramento, San Francisco, Glendale, Buena Park, Los Angeles, and Garden Grove, California, and Seattle, Washington (2), New Mexico (6) and Colorado (7). The Company is subject to regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve”). The Bank is subject to regulation by the California Department of Business Oversight, Division of Financial Institutions (“DBO”) and as a state-member bank, by the Federal Reserve.
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
The accounting and reporting policies of the Company conform to U.S. GAAP and prevailing practice within the banking industry. As an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, the consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of December 31, 2019, there is no significant difference in the comparability of the consolidated financial statements as a result of this extended transition period.
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
Business Combinations
On October 21, 2019, the Company acquired all of the assets and assumed all of the liabilities of TIG Bancorp (“TIG”) and its subsidiary, First State Bank of Colorado, under a Merger and Plan of Reorganization dated June 28, 2019.
On May 24, 2019, the Company acquired all of the assets and assumed all of the liabilities of Uniti Financial Corporation (“Uniti”) and its subsidiary, Uniti Bank, under a Merger and Plan of Reorganization dated December 7, 2018.
On November 30, 2018, the Company acquired all of the assets and assumed all of the liabilities of Bethlehem Financial Corporation (“BFC”) and its subsidiary, MyBank, under a Merger and Plan of Reorganization dated August 10, 2018.
The acquired assets and assumed liabilities, both tangible and intangible for all acquisitions were measured at estimated fair values, as required by the acquisition method of accounting for business combinations Financial Accounting Standards Board (“FASB”) ASC 805, Business Combinations. Management made significant estimates and exercised significant judgment in accounting for the acquisition. For additional information, see “Note 2 — Acquisitions.”
Cash and Cash Equivalents
Cash equivalents are defined as short-term, highly liquid investments both readily convertible into known amounts of cash and so near maturity that there is insignificant risk of change in value because of changes in interest rates. Generally, only investments with original maturities of three months or less at the time of purchase qualify as cash equivalents. Cash and cash equivalents include cash and due from banks and federal funds sold. Generally, banks are required to maintain noninterest bearing cash reserves equal to a percentage of certain deposits. For the years ended December 31, 2019 and 2018, $72.8 million and $40.9 million in reserve balances were required, respectively.
As of December 31, 2019 and 2018, the Company had cash deposits at other financial institutions in excess of FDIC insured limits. The Company places these deposits with major financial institutions and management monitors the financial condition of these institutions and believes the risk of loss to be minimal. At December 31, 2019 and 2018, the Company held interest bearing money market in these financial institutions totaling $42.0 million and $75.0 million, with a yield of 2.5% and 2.6%, respectively.
Interest Bearing Deposits in Banks
The Company invests in certificates of time deposits with other banks. At December 31, 2019 and 2018, the certificates of time deposits totaled $1.7 million and $4.0 million, with a yield of 1.99% and 1.46%, respectively. These deposits do not exceed FDIC limits and mature in one year or less.
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

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)
Investments with fair values that are less than amortized costs are considered impaired. Impairment may result from either a decline in the financial condition of the issuing entity or in the case of fixed interest rate investments, from rising interest rates. At each financial statement date management assesses each investment to determine if impaired investments are temporarily impaired or if the impairment is other than temporary. This assessment includes a determination of whether the Company intends to sell the security, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered other than temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of the amortized cost basis, the amount of impairment is separated into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is calculated as the difference between the security’s amortized costs basis and the present value of its expected future cash flows.
The remaining difference between the security’s fair value and the present value of the future expected cash flow is deemed to be due to factors that are not credit related and is recognized in other comprehensive income (loss).
Federal Home Loan Bank Stock
As of December 31, 2019 and 2018, FHLB of San Francisco stock totaling $7.2 million and $5.2 million, respectively, was recorded at cost and is redeemable at par value. Investment in FHLB stock is a required investment for member institutions. FHLB stock is periodically evaluated for impairment based on ultimate recovery of par value.
Federal Reserve Bank Stock
As of December 31, 2019 and 2018, the Company held FRB stock totaling $6.7 million and $4.1 million, respectively, recorded at cost and redeemable at par value. Investment in FRB stock is a required investment for member institutions. FRB Stock is periodically evaluated for impairment based on ultimate recovery of par value.
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
Loans Purchased
From time to time, the Bank may purchase whole-loans including multi-family residential, single-family residential and commercial and industrial loans that were not acquired in bank acquisitions. As of December 31, 2019 and 2018, purchased loans outstanding totaled $141.6 million and $42.4 million respectively, with remaining net purchase premiums on the purchased loans totaled $2.0 million and $63,000, respectively. The purchased loans consist of adjustable rate multi-family residential mortgages on properties within the Company’s markets and adjustable rate commercial and industrial loans both inside and outside the Company’s markets.
The purchase decision is usually based on several factors, including current loan origination volumes, market interest rates, excess liquidity, our continuous efforts to meet the credit needs of certain borrowers under the Community Reinvestment Act (CRA), as well as other asset/liability management strategies. All of the purchased loans are selected using the Bank’s normal underwriting criteria at the time of purchase, or in some cases guaranteed by third parties. At December 31, 2019 and 2018, none of the purchased loans were past due 30 days or more. At December 31, 2019 and 2018, the Company has allocated approximately $597,000 and $436,000, respectively, of the allowance for loan losses to the purchased loans.
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
Loan Fees and Costs
Loan origination fees, commitment fees, direct loan origination costs and purchase premiums and discounts on loans are deferred and recognized as an adjustment of yield, to be amortized to interest income over the contractual term of the loan. Other loan fees and charges which represent income from delinquent payment charges, and miscellaneous loan or letter of credit services, are recognized as noninterest income when collected.
Salaries, employee benefits and other expenses totaling $1.0 million and $776,000 were deferred as loan origination costs for the years ended December 31, 2019 and 2018, respectively.
Allowance for Loan Losses
The allowance for loan losses is evaluated on a regular basis by management. Periodically, the Company charges current earnings with provisions for estimated probable losses of loans receivable. The provision or adjustment takes into consideration the adequacy of the total allowance for loan losses giving due consideration to specifically identified problem loans, the financial condition of the borrower, fair value of

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)
the underlying collateral, recourse provisions, prevailing economic conditions, and other factors. Additional consideration is given to the Company’s historical loan loss experience relative to the Company’s loan portfolio concentrations related to industry, collateral and geography. The Company considers this concentration of credit risk when assessing and assigning qualitative factors in the allowance for loan losses. Portfolio segments identified by the Company include commercial and industrial, construction and land, commercial real estate including multifamily, residential real estate and consumer. This evaluation is inherently subjective and requires estimates that are susceptible to significant change as additional or new information becomes available. Relevant risk characteristics for the Company’s loan portfolio segments include vintage of the loan, debt service coverage, loan-to-value ratios and other financial performance ratios. In addition, regulatory examiners may require additional allowances based on their judgments of the information regarding problem loans and credit risk available to them at the time of their examinations. At December 31, 2019 and 2018, management believes the allowance for loan losses adequately reflects the credit risk in the loan portfolio.
Generally, the allowance for loan losses consists of various components including a component for specifically identified weaknesses as a result of individual loans being impaired, a component for general non-specific weakness related to historical experience, economic conditions and other factors that indicate probable loss in the loan portfolio, and an unallocated component that relates to the inherent imprecision in the use of estimates. Loans determined to be impaired are individually evaluated by management for specific risk of loss.
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

Doubtful loans have all the weaknesses inherent in losses classified as Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and value, highly questionable and improbable. Doubtful loans have a high probability of loss, yet certain important and reasonably specific pending factors may work toward the strengthening of the credit.
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

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)
Other Real Estate Owned
Other real estate owned (“OREO”) acquired through, or in lieu of foreclosure is held-for-sale and are initially recorded at fair value less selling expenses. Any write-downs to fair value at the time of transfer are charged to the allowance for loan losses. Costs to hold OREO are expensed when incurred.
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
The useful lives of furniture, fixtures and equipment are estimated to be three to five years. Leasehold improvements are amortized over the life of the asset or the term of the related lease, whichever is shorter. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is recognized in noninterest income. The cost of maintenance and repairs is charged to expense as incurred. Annually at the end of each year, the Company evaluates premises and equipment for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.
Goodwill, Core Deposit Intangible and Long-Lived Assets
Goodwill is determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and the liabilities assumed as of the acquisition date. Goodwill that arises from a business combination is evaluated for impairment at lease annually, at the reporting unit level. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Core deposit intangible represents the estimated future benefit of deposits related to an acquisition and is booked separately from the related deposits and amortized over an estimated useful live of seven to ten years.
As of December 31, 2019 and 2018, goodwill totaled $35.5 million and $14.6 million and a core intangible totaled $9.2 million and $7.2 million from business combinations, respectively. A significant decline in expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant decline in the price of our common stock could necessitate taking charges in the future related to the impairment of goodwill or core deposit intangibles. The core deposit intangible assets represent the value ascribed to the long-term deposit relationships acquired and is being amortized over an estimated average useful life of seven years. At December 31, 2019, the weighted average remaining useful life was 3.1 years.
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
Loans serviced for others totaled $281.6 million and $160.8 million as of December 31, 2019 and 2018, respectively. Total servicing liabilities, included in interest payable and other liabilities on the consolidated balance sheets, were $104,000 and $179,000 as of December 31, 2019 and 2018, respectively. Servicing assets (included in interest receivable and other assets in the consolidated statement of financial condition) totaled $2.1 million and $814,000 as of December 31, 2019 and 2018, respectively.
In connection with the sale of the Company’s SBA loans, the Company recognizes servicing assets when servicing rights are retained The Company initially recognizes and measures at fair value servicing rights obtained by SBA loan sales. The Company subsequently measures these servicing assets by using the amortization method, which amortizes servicing assets in proportion to, and over the period of, estimated net servicing income. The amortization of the servicing assets is analyzed periodically and is adjusted to reflect changes in prepayment rates and other estimates. The servicing asset and the related amortization are net against other non-operating income in the consolidated statement of income. Gain or loss on sale of loans is included in noninterest income.
Loans Held for Sale
Periodically, the Company sells loans and retains the servicing rights. The gain or loss on sale of loans depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer.
The portions of the SBA loans that are guaranteed by the SBA are classified by management as loans held for sale since the Company intends to sell these loans. Loans held for sale are recorded at their lower aggregate cost or estimated fair value. During 2019, the Company sold $33.3 million of SBA loans in the secondary market, all of which settled by end of year 2019. During 2018, the Company sold $29.0 million of SBA loans in the secondary market, $28.1 million of which settled by end of year 2018.
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
Income Taxes
The Company and the Bank file a United States consolidated federal income tax return and state income tax returns in California, Colorado and New Mexico. Income taxes are accounted for using the asset and liability method. Under such method, deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis (temporary differences). Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in the period of change.
A valuation allowance is established as a reduction to deferred tax assets to the extent that it is more than likely than not that the benefits associated with the deferred tax assets will not be realized. The determination, recognition, and measurement of deferred tax assets and the requirement for a related valuation allowance is based on estimated future taxable income.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2019, 2018 and 2017, the Company did not recognize any interest and penalties. The Company had no unrecognized tax benefits as of December 31, 2019 and 2018.
Revenue Recognition
The Company records revenue from contracts with clients in accordance with Accounting Standards Codification Topic 606, “Revenue from Contracts with Clients” (“Topic 606”). Under Topic 606, the Company must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the Company satisfies a performance obligation.
Most of our revenue-generating transactions are not subject to Topic 606, including revenue generated from financial instruments, such as our loans and investment securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of the new guidance. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with clients, and therefore, does not experience significant contract balances. As of December 31, 2019 and December 31, 2018, the Company did not have any significant contract balances. The following are descriptions of revenues within the scope of ASC 606.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)
Deposit service charges
The Company earns fees from its deposit clients for account maintenance, transaction-based and overdraft services. Account maintenance fees consist primarily of account fees and analyzed account fees charged on deposit accounts on a monthly basis. The performance obligation is satisfied and the fees are recognized on a monthly basis as the service period is completed. Transaction-based fees on deposit accounts are charged to deposit clients for specific services provided to the customer, such as non-sufficient funds fees, overdraft fees, and wire fees. The performance obligation is completed as the transaction occurs and the fees are recognized at the time each specific service is provided to the customer.
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
Merchant fee income
Merchant fee income represents fees earned by the Company for card payment services provided to its merchant clients. The Company outsources these services to a third party to provide card payment services to these merchants. The third party provider passes the payments made by the merchants through to the Company. The Company, in turn, pays the third party provider for the services it provides to the merchants. These payments to the third party provider are recorded as expenses as a net reduction against fee income. In addition, a portion of the payment received represents interchange fees which are passed through to the card issuing bank. Income is primarily earned based on the dollar volume and number of transactions processed. The performance obligation is satisfied and the related fee is earned when each payment is accepted by the processing network.
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
Stock Based Compensation
Restricted Equity Grants
The Company granted restricted stock to directors and employees in 2019 and 2018. The grant-date fair value of the award is amortized on the straight-line basis over the requisite service period, which is generally the vesting period, as compensation expense in salaries and benefits for employees and other noninterest expense for directors.

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
Repurchase of Common Stock
On October 23, 2019, the Company announced that the Board of Directors authorized the repurchase of up to 5% of the Company’s outstanding common shares, or approximately 646,922 shares, under its first stock repurchase plan. The actual timing, number and value of shares repurchased under the program will depend on a number of factors, including price, general business and market conditions, and alternative investment opportunities. The repurchase program does not obligate the Company to purchase any particular number of shares.
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
Recent Accounting Pronouncements Adopted in 2019
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The most significant change for lessees is the requirement that lessees recognize operating leases on the Consolidated Balance Sheets as right-of-use assets and lease liabilities based on the value of the discounted future lease payments. Lessor accounting is largely unchanged. The Company adopted this ASU on January 1, 2019 and upon adoption the Company elected to retain prior determinations of whether an existing contract contains a lease and how the lease should be classified. The recognition of leases existing on January 1, 2019 did not require an adjustment to beginning retained earnings. Upon adoption, the Company recognized right-of-use assets and lease liabilities of  $7.8 million and $8.2 million, respectively. Adoption of the standard did not have a significant effect on the Company’s

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)
regulatory capital measures. Expanded disclosures about the nature and terms of lease agreements are required prospectively and are included in Note 6 — Premises and Equipment.
In March 2017, the FASB issued ASU 2017-08, Receivables — Nonrefundable Fees and Other Costs (Topic 310). ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium to require such premiums to be amortized to the earliest call date unless applicable guidance related to certain pools of securities is applied to consider estimated prepayments. Under prior guidance, entities were generally required to amortize premiums on individual, non-pooled callable debt securities as a yield adjustment over the contractual life of the security. ASU 2017-08 does not change the accounting for callable debt securities held at a discount. The Company adopted this ASU as of January 1, 2019, with no material impact on the Company’s consolidated financial statements.
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
Recent Accounting Guidance Not Yet Effective and Adopted Accounting Guidance
In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326) and subsequent amendment to the initial guidance in November 2018, ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, in April 2019, ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, and in May 2019, ASU 2019-05 Financial Instruments — Credit Losses, Topic 326, all of which clarifies codification and corrects unintended application of the guidance. ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, public business entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU 2018-19 clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments. ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments — Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” affects a variety of topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. ASU 2019-05 allows entities to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of ASC 326-20

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)
if the instruments are eligible for the fair value option under ASC 825-10. The fair value option election does not apply to held-to-maturity debt securities. Entities are required to make this election on an instrument-by-instrument basis.
The amendments in these ASUs are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted for smaller reporting companies, such as the Company. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is reviewing the requirements of these ASUs and expects to begin developing and implementing processes and procedures to ensure it is fully compliant with the amendments at the adoption date. Upon adoption, the Company expects changes in the processes and procedures used to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The new guidance may result in an increase in the allowance for loan losses which will also reflect the new requirement to include the nonaccretable principal differences on purchased credit-impaired loans; however, the Company is still in the process of determining the magnitude of the change and its impact on the Company’s consolidated financial statements.
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
In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this ASU broaden the scope of ASC Subtopic 350-40 to include costs incurred to implement a hosting arrangement that is a service contract. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The costs are capitalized or expensed depending on the nature of the costs and the project stage during which they are incurred, consistent with the accounting for costs for internal-use software. The amendments in this ASU result in consistent capitalization of implementation costs of a hosting arrangement that is a service contract and implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)
service element of a hosting arrangement that is a service contract is not affected by the amendments in this ASU. This ASU is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The amendments in this ASU should be applied either retrospectively to all implementation costs incurred after the date of adoption. Adoption of ASU 2018-15 is not expected to have a material impact on the Company’s consolidated financial statements.
In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842) — Codification Improvements. The changes in this amendment include: (1) determining the fair value of the underlying asset by lessors that are not manufacturers or dealers; (2) presentation on the statement of cash flows — sales types and direct financing leases; and (3) transition disclosures related to Topic 250, Accounting Changes and Error Corrections. This ASU specifically provides an exception to the paragraph 250-10-50-3 that would otherwise have required interim disclosures in the period an accounting change including the effect of that change on income from continuing operations, net income, any other financial statement line item, and any affected per share amounts. For items 1 and 2, this ASU is effective for fiscal and interim periods beginning after December 15, 2019. Item 3 does not have an effective date because the amendments related to transition disclosures are included in Topic 842. The adoption of ASU 2019-01 is not expected to have a material impact on the Company’s consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, simplifying the Accounting for Income Taxes. ASU 2019-12 provides that state franchise or similar taxes that are based, at least in part on an entities income, be included in an entities income tax recognized as income-based taxes. The ASU further clarifies that the effect of any change in tax laws or rates used in the computation of the annual effective tax rate are required to be reflected in the first interim period that includes the enactment date of the legislation. Technical changes to eliminate exceptions to Topic 740 related to intra-period tax allocations for entities with losses from continuing operations, deferred tax liabilities related to change in ownership of foreign entities, and interim-period tax allocations for businesses with losses where the losses are expected to be realized. The amendments in ASU 2019-12 are effective for public business entities with fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company does not expect ASU 2019-12 to have a material impact on its consolidated financial statement.
Subsequent Events
Management has evaluated subsequent events for potential recognition and disclosure through March 13, 2020, the date the financial statements were issued.
On November 4, 2019, the Company announced the execution of a definitive agreement to acquire in an all-cash transaction Grand Mountain Bancshares, Inc. of Granby, Colorado (“GMB”), the holding company for Grand Mountain Bank, a federally-chartered savings bank. Subject to the terms and conditions of the merger agreement, the transaction provided for the GMB shareholders to receive consideration of $3.40 in cash in exchange for each share of GMB common stock representing an aggregate transaction value of approximately $13.9 million. The GMB transaction was effectively completed on February 4, 2020. Upon closing of the transaction, GMB merged into the Company and Grand Mountain Bank merged into the Bank. At December 31, 2019, GMB had approximately $132.5 million in assets, $96.6 million in loans, $118.6 million in deposits and $11.6 million in shareholder’s equity. The transaction expands the Company’s presence in Colorado. Grand Mountain Bank serves its communities through its four convenient full-service locations across Grand County and a loan office in Summit County. Upon completing the transaction, the combined company has approximately $2.2 billion in total assets, $1.5 billion in total loans and $1.8 billion in total deposits. With this acquisition the United Business Bank will have a total of 36 full-service locations, with 17 locations in California, two in Washington, six in New Mexico and 11 in Colorado.
Reclassifications
Certain prior year amounts are reclassified to conform to the current year presentation. None of the reclassifications impact net income or earnings per common share.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)
2.
ACQUISITIONS

On October 21, 2019, to enter the Colorado market and to take advantage of additional partner opportunities in the state, the Company completed its acquisition of TIG. As of the acquisition date, TIG merged into the Company and First State Bank of Colorado merged into United Business Bank. The Company added seven branches throughout Colorado. The Company paid TIG shareholders an aggregate of 876,803 shares of its common stock and paid an aggregate cash consideration of  $20.2 million. The total consideration transferred was $39.9 million.
On May 24, 2019, the Company completed its acquisition of Uniti. As of the acquisition date, Uniti merged into the Company and Uniti Bank merged into United Business Bank. The acquisition increased the Company’s market share in California, through the addition of three branch offices located in Southern California. BayCom issued an aggregate of 1,115,006 shares of its common stock and paid aggregate cash consideration of  $37.8 million. The total consideration transferred was $62.7 million.
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

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)
The following table summarizes the fair value of the assets acquired and liabilities assumed at the acquisition date:
	TIG Acquisition Date October 21, 2019	Uniti Acquisition Date May 24, 2019	BFC Acquisition Date November 30, 2018
Fair value of assets:
Cash and due from banks	$6,146	$6,392	$4,932
Federal funds sold	55,955	22,080	9,346
Total cash and cash equivalents	62,101	28,472	14,278
Investment securities	26,382	5,096	56,198
FHLB stock, at par	241	1,535	154
FRB stock, at par	792	—	173
Loans, net	137,183	276,719	75,384
Premises and equipment	3,480	463	—
Other real estate owned	42	76	1,066
Core deposit intangible	3,038	566	3,604
BOLI	—	—	2,937
Deferred tax assets (liabilities), net	308	234	3,291
Servicing asset	—	1,824	—
Other assets	2,079	3,033	735
Total assets acquired	235,646	318,018	157,820
Liabilities:
Deposits
Noninterest bearing	77,157	143,082	97,771
Interest bearing	125,597	122,704	37,711
	202,754	265,786	135,482
Other borrowings	—	—	2,715
Other liabilities	2,014	1,386	329
Total liabilities assumed	204,768	267,172	138,526
Stock issued	19,711	24,887	—
Cash consideration	20,184	37,814	23,523
Goodwill	$9,017	$11,855	$4,229

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)
The following table presents the net assets acquired and the estimated fair value adjustments, which resulted in goodwill at the acquisition date:
	TIG Acquisition Date October 21, 2019	Uniti Acquisition Date May 24, 2019	BFC Acquisition Date November 30, 2018
Book value of net assets acquired	$29,164	$47,445	$16,201
Fair value adjustments:
Investments	(627)	—	(382)
Loans	382	4,617	284
Premises and equipment, net	180	—	668
Write-down on OREO	(18)	(32)	(229)
Core deposit intangible	3,038	566	3,604
Tax assets	(774)	(695)	(1,176)
Time deposits	(308)	(250)	(54)
Write-down on servicing assets	—	(805)	—
Write-down other assets	(159)	—	—
Trust preferred securities	—	—	378
Total purchase accounting adjustments	1,714	3,401	3,093
Fair value of net assets acquired	30,878	50,846	19,294
Price paid:
Common stock issued	19,711	24,887	—
Cash paid	20,184	37,841	23,523
Total price paid	39,895	62,701	23,523
Goodwill	$9,017	$11,855	$4,229
Pro Forma Results of Operations (Unaudited)
The operating results of the Company in the consolidated statements of income include the operating results of Uniti, TIG, BFC, Plaza (November  3, 2017) and FULB (April 28, 2017), since their respective acquisition dates. The following table represents the net interest income, net income, basic and diluted earnings per share, as if the mergers with TIG, Uniti, BFC, Plaza and FULB were effective January 1, 2019, 2018, and 2017, for the respective years in which each acquisition was closed. The unaudited pro forma information in the following table is intended for informational purposes only and is not necessarily indicative of future operating results or operating results that would have occurred had the mergers been completed at the beginning of each respective year. No assumptions have been applied to the pro forma results of operation regarding possible revenue enhancements, expense efficiencies or asset dispositions.
Unaudited pro forma net interest income, net income and earnings per share are presented below:
	December 31, 2019	December 31, 2018	December 31, 2017
Net interest income	$80,649	$82,141	$66,972
Net income	20,447	21,263	6,849
Basic earnings per share	$1.74	$2.19	$1.05
Diluted earnings per share	$1.74	$2.19	$1.05

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
Acquisition Expenses
Acquisition expenses are recognized as incurred and continue until all systems are converted and operational functions become fully integrated. The Company incurred third-party acquisition expenses in the consolidated statements of income for the periods indicated are as follows:
	December 31, 2019			December 31, 2018	December 31, 2017
	TIG	Uniti	Total	BFC	Plaza	FULB	Total
Professional fees	$403	$535	$938	$130	$225	$349	$574
Data processing	1,709	2,657	4,366	1,290	855	1,586	2,441
Severance expense	257	578	835	536	75	212	287
Other	115	365	480	369	54	120	174
Total	$2,484	$4,135	$6,619	$2,325	$1,209	$2,267	$3,476
3.
INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale at the dates indicated are summarized as follows:
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
December 31, 2019
U.S. Treasuries	$999	$—	$—	$999
U.S. Government Agencies	10,033	64	(7)	10,090
Municipal securities	17,888	408	(5)	18,291
Mortgage-backed securities	42,931	860	(48)	43,743
Collateralized mortgage obligations	28,197	476	(68)	28,605
SBA securities	9,550	2	(66)	9,486
Corporate bonds	8,534	141	—	8,675
Total	$118,132	$1,951	$(194)	$119,889

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
December 31, 2018
U.S. Treasuries	$984	$1	$—	$985
U.S. Government Agencies	13,761	21	(17)	13,765
Municipal securities	19,604	65	(166)	19,503
Mortgage-backed securities	49,565	243	(206)	49,602
Collateralized mortgage obligations	4,705	32	(20)	4,717
SBA securities	4,300	2	(61)	4,241
Corporate bonds	7,016	4	(37)	6,983
Total	$99,935	$368	$(507)	$99,796

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)
During the year ended December 31, 2019, the Company sold $16.8 million in available-for-sale investments and a net gain of  $5,730 was recorded. During the year ended December 31, 2018, the Company sold $32.3 million in available-for-sale investments, of which $26.3 million were sold directly after their acquisition from BFC. The net loss on sale was used to determine the fair value of the investments acquired. Of the remaining investments sold during 2018, no net gain or loss was recorded.
The estimated fair value and gross unrealized losses for securities available-for-sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position at the dates indicated are as follows:
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
December 31, 2019
U.S. Treasuries	$—	$—	$—	$—	$—	$—
U.S. Government Agencies	1,497	(1)	1,514	(6)	3,011	(7)
Municipal securities	3,147	(5)	—	—	3,147	(5)
Mortgage-backed securities	7,772	(47)	81	(1)	7,853	(48)
Collateralized mortgage obligations	4,155	(56)	883	(12)	5,038	(68)
SBA securities	6,937	(24)	1,530	(42)	8,467	(66)
Corporate bonds	—	—	—	—	—	—
Total	$23,508	$(133)	$4,008	$(61)	$27,516	$(194)

	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
December 31, 2018
U.S. Treasuries	$—	$—	$—	$—	$—	$—
U.S. Government Agencies	4,014	(9)	1,743	(8)	5,757	(17)
Municipal securities	6,883	(35)	7,537	(131)	14,420	(166)
Mortgage-backed securities	14,919	(91)	6,054	(115)	20,973	(206)
Collateralized mortgage obligations	2,427	(9)	477	(11)	2,904	(20)
SBA securities	677	(32)	2,336	(29)	3,013	(61)
Corporate bonds	4,975	(37)	—	—	4,975	(37)
Total	$33,895	$(213)	$18,147	$(294)	$52,042	$(507)
Certain investment securities shown in the previous table have fair values less than amortized cost and therefore contain unrealized losses. The Company considers a number of factors including, but not limited to: (a) length of time and the extent to which the fair value has been less than the amortized costs, (b) the financial condition and near-term prospects of the issuer, (c) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for an anticipated recovery in value, (d) whether the debtor is current on interest and principal payments, and (e) general market conditions and the industry or sector-specific outlook. Management has evaluated all securities at December 31, 2018 and has determined that no securities are other than temporarily impaired. Because the Company does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, which may be maturity, the Company does not consider these securities to be other-than temporarily impaired.
At December 31, 2019, the Company held 290 investment securities, of which 75 were in a loss position for more than twelve months and 13 were in an unrealized loss position for less than twelve months.

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
	December 31, 2019		December 31, 2018
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Available-for-sale:
Due in one year or less	$10,737	$10,781	$14,292	$14,279
Due after one through five years	24,078	24,560	26,287	26,327
Due after five years through ten years	22,914	23,366	20,840	20,758
Due after ten years	60,403	61,182	38,516	38,432
Total	$118,132	$119,889	$99,935	$99,796
At December 31, 2019 and 2018, there were no securities pledged.
4.
LOANS

The Company’s loan portfolio at the dates indicated is summarized below:
	December 31, 2019	December 31, 2018
Commercial and industrial	$169,291	$121,855
Construction and land	36,321	47,302
Commercial real estate	1,093,142	701,983
Residential	156,764	102,708
Consumer	2,562	1,847
Total loans	1,458,080	975,695
Net deferred loan fees	(451)	(366)
Allowance for loan losses	(7,400)	(5,140)
Net loans	$1,450,229	$970,189
For the years ended December 31, 2019 and 2018, impaired loans on nonaccrual were $6.8 million and $3.1 million, respectively. Interest foregone on nonaccrual loans was approximately $238,000 and $115,000 for the years ended December 31, 2019 and 2018, respectively.
As of December 31, 2019 and 2018, the Company had floating or variable rate loans totaling $920.9 million and $644.9 million, respectively. As of December 31, 2019, a total of  $578.6 million have interest rate floors, of which $406.1 million are at their floors. As of December 31, 2018, a total of $489.8  million have interest rate floors, of which $303.5 million are at their floor.
The Company’s total impaired loans, including nonaccrual loans, accruing TDR loans and accreting PCI loans that have experienced post-acquisition declines in cash flows expected to be collected are summarized as follows:

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)
	Commercial and industrial	Construction and land	Commercial real estate	Residential	Consumer	Total
December 31, 2019
Recorded investment in impaired loans:
With no specific allowance recorded	$523	$2,737	$2,711	$1,488	$1	$7,460
With a specific allowance recorded	95	—	64	—	12	171
Total recorded investment in impaired loans	$618	$2,737	$2,775	$1,488	$13	$7,631
Specific allowance on impaired loans	171	—	—	—	—	171
December 31, 2018
Recorded investment in impaired loans:
With no specific allowance recorded	$1,868	$—	$1,346	$654	$—	$3,868
With a specific allowance recorded	10	—	—	—	—	10
Total recorded investment in impaired loans	$1,878	$—	$1,346	$654	$—	$3,878
Specific allowance on impaired loans	10	—	—	—	—	10
Year ended December 31, 2019
Average recorded investment in impaired loans	$1,893	$1,369	$2,131	$593	$3	$5,989
Interest recognized	34	—	33	6	—	73
Year ended December 31, 2018
Average recorded investment in impaired loans	2,004	—	629	664	—	3,297
Interest recognized	54	—	106	24	—	184
Year ended December 31, 2017
Average recorded investment in impaired loans	—	—	1,160	—	—	1,160
Interest recognized	—	—	58	—	—	58
The following table represents loans by class, modified as TDRs, during the periods indicated:
	Number of loans	Rate modification	Term modification	Interest only modification	Rate & term modification	Total
Year ended December 31, 2019
Commercial and industrial	3	$—	$447	$—	$—	$447
Construction and land	1	—	2,737	—	—	2,737
Commercial real estate	2	—	444	—	—	444
Residential	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	6	$—	$4,417	$—	$—	$3,628

	Number of loans	Rate modification	Term modification	Interest only modification	Rate & term modification	Total
Year ended December 31, 2018
Commercial and industrial	—	$—	$—	$—	$—	$—
Construction and land	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Residential	2	—	125	—	471	596
Consumer	—	—	—	—	—	—
Total	2	$—	$125	$—	$471	$596

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)
In 2019 and 2018, the Company recorded no charge-offs related to restructured loans. As of both December 31, 2019 and 2018, TDR loans had a related allowance of $171,000 and $10,000, respectively. There are no commitments to lend additional amounts to borrowers with outstanding loans that are classified as TDRs at December 31, 2019. As of December 31, 2019 and 2018, $789,000 and $750,000 of TDR loans were performing in accordance with their modified terms, respectively.
The following tables represent the internally assigned risk grade by class of loans at the dates indicated:
	Pass	Special mention	Substandard	Doubtful	Total
December 31, 2019
Commercial and industrial	$166,613	$1,166	$1,512	$—	$169,291
Construction and land	32,879	93	3,349	—	36,321
Commercial real estate	1,071,771	16,021	5,350	—	1,093,142
Residential	153,484	1,215	2,065	—	156,764
Consumer	2,541	—	21	—	2,562
Total	$1,427,288	$18,495	$12,297	$—	$1,458,080

	Pass	Special mention	Substandard	Doubtful	Total
December 31, 2018
Commercial and industrial	$119,926	$1,302	$627	$—	$121,855
Construction and land	44,490	—	2,812	—	47,302
Commercial real estate	686,154	12,120	3,709	—	701,983
Residential	101,908	147	653	—	102,708
Consumer	1,847	—	—	—	1,847
Total	$954,325	$13,569	$7,801	$—	$975,695
The following table provides an aging of the Company’s loans receivable as of the dates indicated:
	30 – 59 Days past due	60 – 89 Days past due	90 Days or more past due	Total past due	Current	PCI loans	Total loans receivable	Non- performing loans
December 31, 2019
Commercial and industrial	$923	$1,480	$207	$2,610	$166,137	$544	$169,291	$618
Construction and land	325	88	2,961	3,374	32,724	223	36,321	2,737
Commercial real estate	4,668	4,698	1,460	10,826	1,068,211	14,105	1,093,142	1,986
Residential	531	122	1,392	2,045	152,261	2,458	156,764	1,488
Consumer	14	—	13	27	2,533	2	2,562	13
Total	$6,461	$6,388	$6,033	$18,882	$1,421,866	$17,332	$1,458,080	$6,842

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)
	30 – 59 Days past due	60 – 89 Days past due	90 Days or more past due	Total past due	Current	PCI loans	Total loans receivable	Non- performing loans
December 31, 2018
Commercial and industrial	$270	$349	$1,861	$2,480	$119,373	$2	$121,855	$1,878
Construction and land	—	—	—	—	47,069	233	47,302	—
Commercial real estate	2,345	356	501	3,202	688,005	10,776	701,983	596
Residential	93	—	57	150	100,765	1,793	102,708	654
Consumer	—	4	—	4	1,843	—	1,847	—
Total	$2,708	$709	$2,419	$5,836	$957,055	$12,804	$975,695	$3,128
At December 31, 2019, there were $250,000 of loans greater than 90 days past due and still accruing, compared to none at December 31, 2018. For the years ended December 31, 2019, 2018 and 2017, the Company did not recognize any interest income under the cash basis.
PCI Loans
The unpaid principal balance and carrying value of the Company’s PCI loans at the dates indicated are as follows:
	December 31, 2019		December 31, 2018
	Unpaid principal balance	Carrying value	Unpaid principal balance	Carrying value
Commercial and industrial	$1,225	$544	$125	$2
Construction and land	338	223	335	233
Commercial real estate	15,930	14,105	12,605	10,776
Residential	3,238	2,458	2,381	1,793
Consumer	8	2	—	—
Total	$20,739	$17,332	$15,446	$12,804
In connection with the Company’s acquisitions, the contractual amount and timing of undiscounted principal and interest payments and the estimated amount and timing of undiscounted expected principal and interest payments were used to estimate the fair value of PCI loans at the acquisition date. The difference between these two amounts represented the nonaccretable difference. On the acquisition date, the amount by which the undiscounted expected cash flows exceed the estimated fair value of the acquired loans is the “accretable yield”. The accretable yield is then measured at each financial reporting date and represented the difference between the remaining undiscounted expected cash flows and the current carrying value of the loans. For PCI loans the accretable yield is accreted into interest income over the life of the estimated remaining cash flows. At each financial reporting date, the carrying value of each PCI loan is compared to an updated estimate of expected principal payment or recovery on each loan. To the extent that the loan carrying amount exceeds the updated expected principal payment or recovery, a provision of loan loss would be recorded as a charge to income and an allowance for loan loss established.
At December 31, 2019, the accretable and nonaccretable difference was approximately $554,000 and $2.9 million, respectively. At December 31, 2018, the accretable and nonaccretable difference was approximately, $256,000 and $2.4 million, respectively. The Company did not increase the allowance for loan losses for PCI loans during the years ending December 31, 2019 and 2018.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)
The following table reflects the changes in the accretable yield of PCI loans for the periods indicated:
	December 31, 2019	December 31, 2018
Balance at beginning of period	$256	$372
Additions	492	485
Removals	632	301
Transfers from nonaccretable yield	94	—
Accretion	(920)	(902)
Balance at end of period	$554	$256
5.
ALLOWANCE FOR LOAN LOSSES

The following table summarizes the Company’s allowance for loan losses and loan balances individually and collectively evaluated for impairment by loan product and collateral type as of or for the periods ending as indicated:
	Commercial and industrial	Construction and land	Commercial real estate	Residential	Consumer	Unallocated	Total
December 31, 2019
Allowance for loan losses
Beginning balance	$1,017	$327	$3,214	$215	$3	$364	$5,140
Charge-offs	—	—	(17)	(1)	(4)	—	(22)
Recoveries	57	—	—	1	—	—	58
Provision for loan losses	688	(163)	1,729	206	15	(251)	2,224
Ending balance	$1,762	$164	$4,926	$421	$14	$113	$7,400
Allowance for loan losses related to:
Loans individually evaluated for impairment	$171	$—	$—	$—	$—	$—	$171
Loans collectively evaluated for impairment	1,591	164	4,926	421	14	113	7,229
PCI loans	—	—	—	—	—	—	—
Loans receivable
Individually evaluated for impairment	$618	$2,737	$2,775	$1,488	$13	$—	$7,631
Collectively evaluated for impairment	168,129	33,361	1,076,263	152,818	2,546	113	1,433,230
PCI loans	544	223	14,105	2,458	2	—	17,332
Total loans	$169,291	$36,321	$1,093,143	$156,764	$2,561	$113	$1,458,080

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)
	Commercial and industrial	Construction and land	Commercial real estate	Residential	Consumer	Unallocated	Total
December 31, 2018
Allowance for loan losses
Beginning balance	$841	$199	$2,695	$150	$3	$327	$4,215
Charge-offs	(1,106)	—	—	—	—	—	(1,106)
Recoveries	189	—	—	—	—	—	189
Provision (reclassification) for loan losses	$1,093	$128	$519	$65	—	$37	$1,842
Ending balance	1,017	327	3,214	215	$3	364	5,140
Allowance for loan losses related to:
Loans individually evaluated for impairment	$10	$—	$—	$—	$—	$—	$10
Loans collectively evaluated for impairment	1,007	327	3,214	215	3	364	5,130
PCI loans	—	—	—	—	—	—	—
Loans receivable
Individually evaluated for impairment	$1,878	$—	$1,346	$654	$—	$—	$3,878
Collectively evaluated for impairment	119,975	47,069	689,681	100,261	1,847	—	959,013
PCI loans	2	233	10,776	1,793	—	—	12,804
Total loans	$121,855	$47,302	$702,733	$102,708	$1,847	$—	$975,695

	Commercial and industrial	Construction and land	Commercial real estate	Residential	Consumer	Unallocated	Total
December 31, 2017
Allowance for loan losses
Beginning balance	$1,011	$287	$2,105	$151	$4	$217	$3,775
Charge-offs	(63)	—	(3)	—	(1)	—	(67)
Recoveries	45	—	—	—	—	—	45
Provision (reclassification) for loan losses	(152)	(88)	593	(1)	—	110	462
Ending balance	$841	$199	$2,695	$150	$3	$327	$4,215
6.
PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at the dates indicated:
	December 31, 2019	December 31, 2018
Premises owned	$7,906	$10,267
Write-down on premises owned	—	(600)
Premises owned, net	7,906	9,667
Leasehold improvements	2,362	1,654
Furniture, fixtures and equipment	5,053	3,835
Less accumulated depreciation and amortization	(4,792)	(3,988)
Total premises and equipment, net	$10,529	$11,168

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)
Depreciation and amortization included in occupancy and equipment expense totaled $1.2 million, $935,000 and $762,000 for the years ended December 31, 2019, 2018 and 2017, respectively.
The Company leases 20 branches under noncancelable operating leases. These leases expire on various dates through 2030. The Company’s leases often have an option to renew one or more times, at the Company’s discretion, following the expiration of the initial term. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. The Company uses the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used. The Company adopted the requirements of Topic 842 effective January 1, 2019, which required the Company record a right of use lease asset and a lease liability for leases with an initial term of more than 12 months for leases that existed as of January 1, 2019. The periods prior to the date of adoption are accounted for under Lease Topic 840; therefore, the following disclosures of future minimum lease payments as of December 31, 2019, include only the periods for which Topic 842 was effective:
Year ending December 31,
2020	$3,400
2021	3,174
2022	2,565
2023	2,084
2024	1,485
Thereafter	4,348
Total lease payments	17,056
Less: interest	(1,457)
Present value of lease liabilities	$15,599
The weighted average remaining lease term and discount rate at December 31, 2019, were 6.4 years and 2.70%, respectively.
Rental expense included in occupancy and equipment on the consolidated statements of income totaled $3.0 million, $2.5 million and $1.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.
7.
OTHER REAL ESTATE OWNED

Other real estate owned as of the dates indicated consisted of the following:
	December 31, 2019	December 31, 2018
Land	$574	$490
Commercial real estate	—	311
Total	$574	$801
As of December 31, 2019 and 2018, there were no loans in the process of foreclosure.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)
8.
GOODWILL AND INTANGIBLE ASSETS

Goodwill
Changes in the Company’s goodwill for the periods indicated are as follows:
	December 31, 2019	December 31, 2018
Balance at beginning of period	$14,594	$10,365
Acquired goodwill	20,872	4,229
Impairment	—	—
Balance at end of period	$35,466	$14,594
Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. As of December 31, 2019, the Company had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the Company exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that its fair value exceeded its carrying value, resulting in no impairment.
Core Deposit Intangible
Changes in the Company’s core deposit intangible for the periods indicated were as follows:
	December 31, 2019	December 31, 2018
Balance at beginning of period	$7,205	$4,772
Additions	3,604	3,604
Less amortization	(1,624)	(1,171)
Balance at end of period	$9,185	$7,205
Amortization expense in other noninterest expense on the consolidated statements of income totaled $1.6 million, $1.2 million and $850,000 for the years ended December 31, 2019, 2018 and 2017, respectively.
Estimated annual amortization at December 31, 2019 is as follows:
Year ending December 31,
2020	$1,745
2021	1,718
2022	1,718
2023	939
2024	875
Thereafter	2,190
Total	$9,185

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)
9.
OTHER ASSETS

The Company’s other assets at the dates indicated consisted of the following:
	December 31, 2019	December 31, 2018
Deferred tax assets, net	$5,922	$5,891
Accrued interest receivable	5,495	3,676
Investment in SBIC Funds	2,272	1,347
Prepaid assets	1,160	2,156
Servicing asset	2,097	814
Low income housing partnerships, net	1,171	607
Investment in statutory trusts	475	395
All other	926	2,495
Total	$19,518	$17,381
10.
DEPOSITS

The Company’s deposits consisted of the following at the dates indicated:
	December 31, 2019	December 31, 2018
Demand deposits	$572,341	$398,045
NOW accounts and savings	314,125	246,288
Money market	489,206	398,081
Time under $250,000	189,063	117,653
Time $250,000 and over	136,448	97,701
Total	$1,701,183	$1,257,768
At December 31, 2019 and 2018, the weighted average stated rate on the Company’s deposits were 0.58% and 0.47%, respectively.
The Company accepts deposits related to real estate transactions qualifying under the Internal Revenue Code Section 1031, Tax Deferred Exchanges. These deposits fluctuate as the sellers of real estate have up to six months to invest in replacement real estate to defer the income tax on the property sold. The Company also accepts deposits related to business escrow services. Deposits related to these activities totaled $44.4 million and $25.2 million at December 31, 2019 and 2018, respectively.
At December 31, 2019, aggregate annual maturities of time deposits are as follows:
Year ending December 31,
2020	$266,590
2021	33,653
2022	19,507
2023	2,582
2024	3,179
Total	$325,511

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)
Interest expense, net of early withdrawal penalty, recognized on interest bearing deposits at the dates indicated consisted of the following:
	December 31, 2019	December 31, 2018	December 31, 2017
NOW accounts and savings	$252	$167	$148
Money market	2,912	1,895	1,703
Time under $250,000	2,326	949	1,137
Time $250,000 and over	2,675	1,451	920
Total	$8,165	$4,462	$3,908
11.
BORROWINGS

The Company has an approved secured borrowing facility with the FHLB for up to 25% of total assets for a term not to exceed five years under a blanket lien of certain types of loans. There were no outstanding borrowings under this facility at December 31, 2019 and 2018.
The Company has a Federal Funds line with four corresponding banks. Cumulative available commitments totaled $40.5 million at December 31, 2019. There are no amounts outstanding under these facilities at December 31, 2019 and 2018.
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
The following is a summary of the contractual terms of the subordinated debentures due to the Trusts at the date indicated:
	December 31, 2019
Subordinated debenture	Gross	Mark to market	Net	Interest rate	Effective rate
BFC Trust	$3,093	$(355)	$2,738	4.65%	6.32%
FULB Trust	6,392	(888)	5,504	4.39%	6.38%
Total	$9,485	$(1,243)	$8,242	4.48%	6.36%

	December 31, 2018
Subordinated debenture	Gross	Mark to Market	Net	Interest rate	Effective Rate
BFC Trust	$3,093	$(376)	$2,717	5.54%	7.00%
FULB Trust	6,392	(948)	5,444	5.29%	7.05%
Total	$9,485	$(1,324)	$8,161	5.37%	7.03%
13.
INCOME TAXES

Income tax expense for the dates indicated consisted of the following:
	December 31, 2019		December 31, 2018		December 31, 2017
	Federal	State	Federal	State	Federal	State
Current income taxes	$4,813	$2,935	$3,157	$2,299	$4,164	$1,234
Deferred tax asset adjustment for enacted change in tax rate	—	—	—	—	2,681	—
Deferred income taxes, net	(938)	(437)	517	23	437	373
Total provision for income taxes	$3,875	$2,498	$3,674	$2,322	$7,282	$1,607
The provision for income tax differs from the amounts computed by applying the statutory Federal and State income tax rates. The significant items comprising these differences for the dates indicated consisted of the following:
	December 31, 2019		December 31, 2018		December 31, 2017
	Amount	Rate%	Amount	Rate%	Amount	Rate%
Federal statutory tax rate	$5,000	21.00%	$4,303	21.00%	$4,811	34.00%
State statutory tax rate, net of federal effective tax rate	1,963	8.29%	1,835	8.95%	1,061	7.50%
Tax exempt interest	(76)	0.32%	(51)	-0.25%	(77)	-0.54%
Bank owned life insurance	(132)	-0.56%	(190)	-0.93%	(79)	-0.56%
Tax impact from enacted change in tax rate	—	0.00%	—	0.00%	2,681	18.95%
Acquisition expenses	147	0.62%	30	0.14%	179	1.26%
Other	(529)	-2.23%	69	0.35%	313	2.21%
Total income tax expense	$6,373	26.80%	$5,996	29.26%	$8,889	62.82%

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)
The Company is subject to federal income tax and state franchise tax. Federal income tax returns for the years ended on or after December 31, 2016 are open to audit by the federal authorities and California and New Mexico returns for the years ended on or after December 31, 2015 are open to audit by state authorities.
Deferred tax assets at the dates indicated, included as a component of interest receivable and other assets in the consolidated balance sheets consisted of the following:
	December 31, 2019	December 31, 2018
Deferred tax assets
Net operating loss carryforward	$3,337	$3,717
Salary continuation plan	1,066	962
Allowance for loan losses	2,157	1,214
Amortization of start up costs	18	134
Stock based compensation	377	296
Lease Liability	4,546	—
Depreciation	—	195
Other liabilities	549	69
Unrealized loss on AFS securities	—	42
Other	1,187	785
Total deferred tax assets	13,237	7,414
Deferred tax liabilities
Mark to market adjustment	(1,036)	(766)
Depreciation	(169)	—
ROU assets	(4,456)	—
FHLB stock dividend	(247)	(197)
Unrealized gain on AFS securities	(512)	—
Other	(895)	(560)
Total deferred tax liability	(7,315)	(1,523)
Deferred tax assets, net	$5,922	$5,891
The utilization of the net operating losses is subject to an annual limit pursuant to Section 382 of the Internal Revenue Code. The amount of the annual limitations for Federal and California Franchise Tax purpose is $1.3 million and begins expiring in 2028. As of December 31, 2019, 2018 and 2017, there is no valuation allowance recorded against the net deferred tax asset based on management’s estimate that the Company will more likely than not, utilize all of the deferred tax assets prior to expiration. At December 31, 2019, Federal and California net operating losses included in the deferred tax asset totaled $11.9 million and $9.9 million, respectively.
14.
COMMITMENTS AND CONTINGENCIES

Lending and Letter of Credit Commitments
In the normal course of business, the Company enters into various commitments to extend credit which are not reflected in the financial statements. These commitments consist of the undisbursed balance on personal, commercial lines, including commercial real estate secured lines of credit, and of undisbursed funds on construction and development loans. At December 31, 2019 and 2018, undisbursed commitments

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)
totaled $126.6 million and $99.2 million, respectively. In addition, at December 31, 2019 and 2018, the Company has issued standby letter of credit commitments, primarily issued for the third party performance obligations of clients totaling $2.3 million and $1.8 million, respectively. There were no outstanding balances at December 31, 2019 and 2018.
Commitments generally have fixed expiration dates or other termination clauses. The actual liquidity needs or the credit risk that the Company will experience will be lower than the contractual amount of commitments to extend credit because a significant portion of these commitments are expected to expire without being drawn upon. The commitments are generally variable rate and include unfunded home equity lines of credit, commercial real estate construction where disbursement is made over the course of construction, commercial revolving lines of credit, and unsecured personal lines of credit. The Company’s outstanding loan commitments are made using the same underwriting standards as comparable outstanding loans. As of December 31, 2019 and 2018, the reserve associated with these commitments included in interest payable and other liabilities on the consolidated balance sheets were $415,000 and $330,000, respectively.
Commercial Real Estate Concentrations
At December 31, 2019 and 2018, in management’s judgment, a concentration of loans existed in commercial real estate related loans. The Company’s commercial real estate loans are secured by owner-occupied and non-owner occupied commercial real estate and multifamily properties. Although management believes that loans within these concentrations have no more than the normal risk of collectability, a decline in the performance of the economy in general or a decline in real estate value in the Company’s primary market areas in particular, could have an adverse impact on collectability.
Other Assets
The Company has commitments to fund Low Income Housing Tax Credit Partnerships (“LIHTC”) and a Small Business Investment Company (“SBIC”). At December 31, 2019, the remaining commitments to the LIHTC and SBIC were approximately $3.0 million and $473,000, respectively. At December 31, 2018, the remaining commitment to the LIHTC and SBIC were $3.8 million and $976,000, respectively.
Deposits
At December 31, 2019, approximately $157.0 million, or 9.2%, of the Company’s deposits are derived from the top ten depositors. At December 31, 2018, approximately $148.6 million, or 11.5%, of the Company’s deposits are derived from the top ten depositors.
Local Agency Deposits
In the normal course of business, the Company accepts deposits from local agencies. The Company is required to provide collateral for certain local agency deposits in the states of California, Colorado, New Mexico and Washington. As of December 31, 2019 and 2018, the FHLB issued letters of credit on behalf of the Company totaling $21.5 million and $11.5 million, respectively, as collateral for local agency deposits.
15.
EMPLOYEE BENEFIT PLANS

401(k) Plan
Effective January 1, 2005, the Company adopted a qualified 401(k) profit sharing plan (the “401(k) Plan”) that covers substantially all full-time employees. The 401(k) Plan permits voluntary contributions by participants and provides for voluntary matching contributions by the Company after 90 days of

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)
employment. For the years ended December 31, 2019, 2018 and 2017 the Company made contributions to the plan of  $507,000, $285,000 and $403,000, respectively.
Salary Continuation Plan
In 2014, the Company established a salary continuation plan for one of its executive officers. In 2017, the Company extended coverage to two additional executive officers. Under the agreements, the Company provides the executive, or their designated beneficiaries, with annual benefits for fifteen years after retirement or death. The contributions are based on the executive’s performance related to Company’s financial performance. These benefits are substantially equivalent to those available under insurance policies purchased by the Company on the life of the executives. At December 31, 2019, approximately $1.8 million of the salary continuation plan was related to plans assumed through the Company’s acquisitions. There are no further requirements to fund these plans.
The expense recognized included in salaries and benefits expense in the consolidated statements of income under the salary continuation agreements defined above totaled $545,000, $432,000 and $391,000, for the years ended December 31, 2019, 2018 and 2017, respectively.
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
The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date. For the years ended December 31, 2019, 2018 and 2017, total compensation expense for these plans was $1.2 million, $1.2 million and $423,000, respectively.
As of December 31, 2019, there was $3.1 million of total unrecognized compensation cost related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately two years.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)
The following table provides the restricted stock grant activity for the periods indicated:
	December 31, 2019		December 31, 2018
	Shares	Weighted-average grant date fair value	Shares	Weighted-average grant date fair value
Non-vested at January 1,	131,000	$19.18	67,481	$13.51
Granted	77,335	23.64	93,380	21.58
Vested	(66,232)	20.11	(29,861)	13.88
Non-vested at December 31,	142,103	$22.11	131,000	$19.18
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
Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period or, with the approval of the DBO, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. During the years ended December 31, 2019 and 2018, the Bank did not pay any dividend to the Company.
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
The Bank is subject to various regulatory capital requirements administered by the Federal Reserve. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines of the regulatory framework for prompt corrective action, the Bank must meet specific capital adequacy guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices and until August 30, 2018, BayCom Corp was subject to similar capital regulations. At December 31, 2018 and, if the Company were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at December 31, 2019, the Company exceeded all regulatory requirements.
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
Failure to meet minimum capital requirements can initiate regulatory action. As of December 31, 2019 and 2018, management believes that the Bank met all the capital adequacy requirements. At December 31, 2019 and 2018, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes to have changed the category.
The following is a summary of actual capital amounts and ratios as of the dates indicated, for the Company (assuming it was subject to regulatory capital requirements) and the Bank compared to the requirements for minimum capital adequacy and classification as well capitalized:
	As of December 31, 2019		As of December 31, 2018
	Amount	Ratio	Amount	Ratio
Leverage Ratio
BayCom Corp	$207,575	11.15%	$177,573	12.11%
Minimum requirement for “Well-Capitalized”	93,659	5.00%	73,337	5.00%
Minimum regulatory requirement	74,927	4.00%	58,670	4.00%
United Business Bank	213,749	10.98%	147,209	10.04%
Minimum requirement for “Well-Capitalized”	97,313	5.00%	73,328	5.00%
Minimum regulatory requirement	77,850	4.00%	58,663	4.00%
Common Equity Tier 1 Ratio
BayCom Corp	207,575	13.81%	177,573	17.63%
Minimum requirement for “Well-Capitalized”	97,714	6.50%	65,466	6.50%
Minimum regulatory requirement	67,648	4.50%	45,322	4.50%
United Business Bank	213,749	14.23%	147,209	14.63%
Minimum requirement for “Well-Capitalized”	97,624	6.50%	65,424	6.50%
Minimum regulatory requirement	67,586	4.50%	45,293	4.50%
Tier 1 Risk-Based Capital Ratio
BayCom Corp	217,060	14.44%	185,734	18.44%
Minimum requirement for “Well-Capitalized”	120,264	8.00%	80,573	8.00%
Minimum regulatory requirement	90,198	6.00%	60,430	6.00%
United Business Bank	213,749	14.23%	147,209	14.63%
Minimum requirement for “Well-Capitalized”	120,153	8.00%	80,522	8.00%
Minimum regulatory requirement	90,114	6.00%	60,391	6.00%
Total Risk-Based Capital Ratio
BayCom Corp	224,875	14.96%	191,204	18.98%
Minimum requirement for “Well-Capitalized”	150,330	10.00%	100,716	10.00%
Minimum regulatory requirement	120,264	8.00%	80,573	8.00%
United Business Bank	221,564	14.75%	152,679	15.17%
Minimum requirement for “Well-Capitalized”	150,191	10.00%	100,652	10.00%
Minimum regulatory requirement	120,153	8.00%	80,522	8.00%

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
The following is a summary of the aggregate loan activity involving related party borrowers for the dates indicated:
	December 31, 2019	December 31, 2018
Beginning of the year	$13,661	$4,559
Disbursements	7,148	9,301
Amounts paid	(1,480)	(199)
End of year	$19,329	$13,661
Undisbursed commitments to related parties	$1,017	$5,741
At December 31, 2019 and 2018, the Company had deposits from related parties which totaled approximately $50.8 million and $44.8 million, respectively.
19.
OTHER EXPENSES

For the dates indicated, other expenses consisted of the following:
	December 31, 2019	December 31, 2018	December 31, 2017
Professional fees	$2,532	$1,885	$1,217
Core deposit premium amortization	1,624	1,171	850
Marketing and promotions	1,250	979	601
Stationary and supplies	629	460	585
Insurance (including FDIC premiums)	406	556	508
Communication and postage	568	456	368
Loan default related expense (recovery)	391	(73)	234
Director fees and stock compensation	301	251	219
Bank service charges	89	62	113
Courier expense	484	200	112
Impairment of asset	—	600	—
Other	873	613	337
Total	$9,147	$7,160	$5,144
The Company expenses marketing and promotions costs as they are incurred. Advertising expense included in marketing and promotions totaled $261,000, $162,000 and $113,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

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
The following assets are measured at fair value on a recurring basis at the dates indicated:
	Total	Level 1	Level 2	Level 3
December 31, 2019
U.S. Treasuries	$999	$999	$—	$—
U.S. Government Agencies	10,090	—	10,090	—
Municipal securities	18,291	—	18,291	—
Mortgage-backed securities	43,743	—	43,743	—
Collateralized mortgage obligations	28,605	—	28,605	—
SBA securities	9,486	—	9,486	—
Corporate bonds	8,675	—	8,675	—
Total assets measured at fair value	$119,889	$999	$118,890	$—

	Total	Level 1	Level 2	Level 3
December 31, 2018
U.S. Treasuries	$985	$985	$—	$—
U.S. Government Agencies	13,765	—	13,765	—
Municipal securities	19,503	—	19,503	—
Mortgage-backed securities	49,602	—	49,602	—
Collateralized mortgage obligations	6,983	—	6,983	—
SBA securities	4,241	—	4,241	—
Corporate bonds	4,717	—	4,717	—
Total assets measured at fair value	$99,796	$985	$98,811	$—

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)
The following assets are measured at fair value on a nonrecurring basis as of the dates indicated:
	Total	Level 1	Level 2	Level 3
December 31, 2019
Performing impaired loans	$789	$—	$—	$789
Nonperforming impaired loans	6,842	—	—	6,842
OREO	574	—	—	574
Total assets measured at fair value	$8,205	$—	$—	$8,205
December 31, 2018
Performing impaired loans	$750	$—	$—	$750
Nonperforming impaired loans	3,128	—	—	3,128
OREO	801	—	—	801
Total assets measured at fair value	$4,679	$—	$—	$4,679
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
Investment securities — The fair value of available-for-sale securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are estimated using quoted market prices for similar securities and indications of value provides by brokers.

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
Deposits — The fair value of noninterest bearing deposits, interest bearing transaction accounts and savings accounts is the amount payable on demand at the reporting date. The fair value of time deposits is estimated by discounting the future cash flows using current rates offered for deposits of similar remaining maturities.
Other borrowings — The fair value is estimated by discounting the future cash flows using current rates offered for similar borrowings. The discount rate is equal to the market rate of currently offered similar products. This is an adjustable rate borrowing and adjusts to market on a quarterly basis.
Junior Subordinated Deferrable Interest Debentures — The fair value of junior subordinated deferrable interest debentures is determined based on rates and/or discounted cash flow analysis using interest rates offered in inactive markets for instruments of a similar maturity and structure resulting in a Level 3 classification. The debenture carried at the current carrying value, because the debentures regularly adjusted to market rates
Undisbursed loan commitments and standby letters of credit — The fair value of the off-balance sheet items are based on discounted cash flows of expected funding.
Loans held for sale — Since the loans designated by the Company as available-for-sale are typically sold shortly after making the decision to sell them, realized gains and losses are usually recognized within the same period and fluctuations in fair value are thus not relevant for reporting purposes. If the available-for-sale loans stay on our books for an extended period of time, the fair value of those loans is determined using quoted secondary-market prices.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)
The carrying amounts and fair values of the Company’s financial instruments at the dates indicated are presented below:
	Carrying amount	Fair value	Fair value measurements
			Level 1	Level 2	Level 3
December 31, 2019
Financial assets:
Cash and cash equivalents	$295,382	$295,382	$295,382	$—	$—
Interest bearing deposits in banks	1,739	1,739	1,739	—	—
Securities available for sale	118,132	119,889	999	118,890	—
Loans, net	1,450,229	1,453,067	—	—	1,453,067
Loans held for sale	2,226	2,226	—	2,226	—
Other equity securities	13,905	13,905	13,905	—	—
Accrued interest receivable	5,495	5,495	—	5,495	—
Financial liabilities:
Deposits	1,701,183	1,704,428	—	1,704,428	—
Subordinated debentures	8,242	8,086	—	—	8,086
Accrued interest payable	1,607	1,607	—	1,607	—
Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	128,934	128,519	—	—	128,519
	Carrying amount	Fair value	Fair value measurements
			Level 1	Level 2	Level 3
December 31, 2018
Financial assets:
Cash and cash equivalents	$323,581	$323,581	$323,581	$—	$—
Interest bearing deposits in banks	3,980	3,980	3,980	—	—
Securities available for sale	99,796	99,796	985	98,811	—
Loans, net	970,189	967,882	—	—	967,882
Loans held for sale	855	855	—	855	—
Other equity securities	9,243	9,243	9,243	—	—
Accrued interest receivable	3,676	3,676	—	3,676	—
Financial liabilities:
Deposits	1,257,768	1,259,045	—	1,259,045	—
Subordinated debentures	8,161	6,824	—	—	6,824
Accrued interest payable	198	198	—	198	—
Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	101,076	100,746	—	—	100,746

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)
21.
PARENT COMPANY ONLY

BAYCOM CORP

BALANCE SHEETS
December 31, 2019 and 2018
	2019	2018
ASSETS
Cash and due from banks	$756	$37,954
Investment in bank subsidiary	260,394	170,783
Premises and equipment, net	—	1
Interest receivable and other assets	1,388	245
Total Assets	$262,538	$208,983
LIABILITIES AND SHAREHOLDERS’ EQUITY
Junior subordinated deferrable interest debentures, net	$8,242	$8,161
Interest payable and other liabilities	76	69
Total liabilities	8,318	8,230
Shareholders’ equity
Preferred stock – no par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2019 and 2018, respectively	—	—
Common stock – no par value; 100,000,000 shares authorized; 12,444,632 and 10,869,275 shares issued and outstanding at December 31, 2019 and 2018, respectively	184,043	149,248
Additional paid in capital	287	287
Accumulated other comprehensive income (loss), net of tax	1,251	(103)
Retained earnings	68,639	51,321
Total shareholders’ equity	254,220	200,753
Total Liabilities and Shareholders’ Equity	$262,538	$208,983

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)
BAYCOM CORP

STATEMENTS OF INCOME
For the years ended December 31, 2019 and 2018
	2019	2018
Income:
Interest income	$210	$466
Dividends from bank subsidiary	17,528	14,535
Dividends from statutory trusts	18	2
Total income	17,756	15,003
Expense:
Interest expense	567	480
Noninterest expense	55	98
Total expense	622	578
Income before provision for income taxes	17,134	14,425
Provision for income taxes	(184)	(68)
Net income	$17,318	$14,493

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)
BAYCOM CORP

STATEMENTS OF CASH FLOWS
For the years ended December 31, 2019 and 2018
	2019	2018
Cash flows from operating activities:
Net income	$17,318	$14,493
Adjustments to reconcile net income to net cash provided by operating activities:
Income from subsidiary	(17,732)	(14,655)
Dividend from subsidiary	20,200	—
Depreciation of furniture, fixtures and equipment	1	3
Income tax benefit	(184)	(68)
Accretion on junior subordinated debentures	81	36
Stock-based compensation expense	26	45
Decrease (increase) in interest receivable and other assets	888	(88)
(Decrease) in interest payable and other liabilities	(24)	(217)
Net cash (used in) provided by operating activities	20,574	(451)
Cash flows from investing activities:
Capital contribution to subsidiary	(34,543)	(644)
Net cash paid for acquisitions	(57,998)	(23,523)
Net cash used in investing activities	(92,541)	(24,167)
Cash flows from financing activities:
Restricted stock issued	1,128	1,135
(Decrease) increase in long-term borrowings	—	(6,000)
Issuance of shares	44,598	—
Repurchase of shares	(10,957)	—
Proceeds from initial public offering, net	—	66,761
Net cash provided by financing activities	34,769	61,896
Increase in cash and cash equivalents	(37,198)	37,278
Cash and cash equivalents at beginning of period	37,954	676
Cash and cash equivalents at end of period	$756	$37,954

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9(A). Controls and Procedures.
(a)
Evaluation of Disclosure Controls and Procedures:   An evaluation of the disclosure controls and procedures as defined in Rule 13a 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of December 31, 2019 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that based on their evaluation at December 31, 2019, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to BayCom Corp’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.
(b)
Internal Control over Financial Reporting:

The management of BayCom Corp is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As a result of these inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Furthermore, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective based on those criteria.
(c)
Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2019, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
This annual report does not include an attestation report of the Company’s registered public accounting firm. We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. As a result, for the year ended December 31, 2019 we were not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Directors and Executive Officers
The following table sets forth information regarding our directors and executive officers, including their age, position with the Company. Our directors are elected annually and each of our current directors has been nominated for re-election to the Company’s Board of Directors at the 2020 annual meeting of stockholders. There are no arrangements or understandings between any director or director nominee and any other person pursuant to which the director or director nominee was selected.
Name	Age	Position(s) Held in the Company	Director Since(1)
Lloyd W. Kendall, Jr.	73	Chairman of the Board	2004
George J. Guarini	66	President, Chief Executive Officer and Director	2004
James S. Camp	68	Director	2004
Harpreet S. Chaudhary	58	Director	2011
Rocco Davis	61	Director	2017
Malcolm F. Hotchkiss	71	Director	2017
Robert G. Laverne, MD	71	Director	2004
Syvia L. Magid	49	Director	2019
David M. Spatz	72	Director	2004

(1)
Includes years of service on the Board of Directors of United Business Bank

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
Lloyd W. Kendall, Jr.:   Mr. Kendall is a lawyer, practicing in the Bay Area since 1978 and specializing in real estate and tax law. His specialty is tax free exchanges and related areas of the law. He received much of his tax law education through his employment with the U.S. Treasury Department, Internal Revenue Service. Mr. Kendall formed and owned Lawyers Asset Management, Inc., acting as “Qualified Intermediary” for tax free exchanges under Section 1031(a) of the Internal Revenue Code, until 2006 when his company merged with Commercial Capital Bank. He also served as tax counsel for several title companies and was the President of Equity Investment Exchange, Inc., a competitor owned by Mercury Title Companies of Colorado. He has lectured extensively throughout the U.S. providing continuing education for lawyers and realtors. Mr. Kendall’s qualifications to serve as a member of our Board of Directors include extensive experience in the areas of real estate and tax matters.
George J. Guarini:   Mr. Guarini is currently the President and Chief Executive Officer of BayCom and United Business Bank (formerly known as Bay Commercial Bank). Prior to opening the Bank in 2004, Mr. Guarini was the Senior Vice President and Senior Lending Officer of Summit Bank, a community bank headquartered in Oakland, California. In addition to serving as the Senior Vice President and Senior Lending Officer of Summit Bank from 2000 to 2003, Mr. Guarini served as Summit Bank’s acting president between August 2001 and August 2002. From 1994 to 1999, Mr. Guarini enjoyed a career with Imperial Capital based in Glendale, California, where he began as Senior Vice President and was charged with resolving significant loan portfolio weakness. In 1995, following a successful initial public offering by ITLA Capital Corporation, parent of Imperial Capital Bank, he was appointed as Chief Lending Officer. In 1997, Mr. Guarini served as the founding Chief Executive Officer of ITLA Funding Corporation, a wholly owned subsidiary of ITLA Capital Corporation. Prior to joining Imperial Capital Bank, Mr. Guarini held the position of Senior Vice President for California Republic Bank from 1991 to 1994. Mr. Guarini earned his Bachelor of Arts degree in Economics from Rutgers University. Mr. Guarini’s qualifications to serve as a member of our Board of Directors include more than 30 years of experience in the banking industry, holding key executive and senior level management positions with national and regional financial institutions.
James S. Camp:   Mr. Camp is the President of the S.A. Camp Companies, a closely held company incorporated in 1932. Mr. Camp has served as the company’s President since 1979. Mr. Camp has over 28 years of bank director experience, having served as a director of California Republic Bank from 1980 to 1994, including as Vice Chairman of the Board and Chairman of the Executive Committee of the Board (1985 – 1992) and as Chairman of the Board (1992 – 1994). Mr. Camp received a B.S. in Finance from the University of Southern California in 1973. In 1976, Mr. Camp was awarded a J.D. degree from the University of Santa Clara School of Law. In 1977, Mr. Camp received an L.L.M. in Taxation from New York University School of Law. Mr. Camp has been a member of the State Bar of California since 1976. Mr. Camp’s qualifications to serve as a member of our Board of Directors include over 38 years of management and advisory experience, as well as over 28 years of service as a bank director.
Harpreet S. Chaudhary:   Mr. Chaudhary is a Certified Public Accountant (CPA) and a Certified Financial Planner (CFP) serving as the president of Area Financial Services, Inc., which provides accounting, wealth planning, tax planning and preparation services for high net worth individuals and small business owners in the Bay Area for over 25 years. Mr. Chaudhary is a California licensed realtor and owns and manages various commercial retail properties. Mr. Chaudhary is actively involved with various Bay Area charities like Pratham, the Fremont Sikh Gurdwara, Genco and the Punjab Cultural society. Mr. Chaudhary is a graduate of the University of Delhi, India. Mr. Chaudhary’s qualifications to serve as a member of our Board of Directors include his extensive knowledge in the areas of accounting, business and real estate.
Rocco Davis:   Mr. Davis joined the BayCom Board of Directors in April 2017, following completion of BayCom’s acquisition of First ULB Corp., where Mr. Davis served on the Board of Directors of First ULB Corp. since 2014. Mr. Davis joined LIUNA, the Laborers’ International Union of North America, in 1980 as a Tri-Fund Field Coordinator and currently serves as a Vice President of LIUNA and on its General Executive Board. He also acts as LIUNA’s Pacific Southwest Regional Manager which covers the states of Arizona, California, Hawaii, New Mexico and 10 counties in West Texas. He serves as Chairman of the National Alliance for Fair Contracting and serves on numerous other boards. Mr. Davis’ qualifications to serve as a member of our Board of Directors include his over 17 years of management and advisory experience, as well as his prior service on the Board of Directors of a regulated financial institution.
Malcolm F. Hotchkiss:   Mr. Hotchkiss had been a Director and the Chief Executive Officer of First ULB Corp. and its subsidiary United Business Bank, FSB, from 1994 until it was acquired by BayCom in April 2017 and has been a banking executive for more than 30 years. Mr. Hotchkiss, since May 2017, has been serving as the Chief Credit Officer of Golden Pacific Bank, a small community bank headquartered in Sacramento, California. Mr. Hotchkiss’ qualifications to serve as a member of our Board of Directors include more than 30 years of experience in the banking industry, holding key executive and senior level management positions.
Robert G. Laverne, M.D.:   Dr. Laverne is an anesthesiologist at John Muir Medical Center in Walnut Creek, California. Dr. Laverne is also the founder and Managing Member of New Horizons Properties, LLC, a property development company. Dr. Laverne also served as the Chief Financial Officer of Medical Anesthesia Consultants (1988 – 1994) and at present, is a director of Medical Anesthesia Consultants. Dr. Laverne was the Chairman of the Department of Anesthesiology at John Muir Medical Center from 1989 – 1991 and was Chairman of the John Muir Medical Center Physician Credentials Committee from 1994 – 2001. Dr. Laverne received his M.D. degree from the University of California Medical Center, San Francisco, and his B.A. degree from the University of California at Berkeley. Dr. Laverne’s qualifications to serve as a member of our Board of Directors include his extensive management and advisory experience, holding key board positions, and his experience as a real estate developer.
Syvia L. Magid:   Ms. Magid is a Partner at Fox Rothschild LLP and became a Director with United Business Bank and BayCom Corp effective December 1, 2019. Prior to that, she was an attorney at MBV Law LLP, which was merged into Fox Rothschild LLP in 2014. She advises and assists clients with entity decisions and entity formation; counsels businesses regarding general corporate matters and governance;

counsels clients with regard to winding up and dissolving business; and advises and assists clients in mergers, acquisitions and reorganizations. Prior to that, she was a Partner at Stein Rudser Cohen & Magid LLP. Ms. Magid earned a Juris Doctor degree from Hastings Colleges of the Law at the University of California and a Bachelor of Arts degree from Whittier College. Ms. Magid’s qualifications to serve as a member of our Board of Directors include her extensive legal and business experience.
David M. Spatz:   Mr. Spatz, the President of Spatz Development Co., which owns and operates several income-producing real estate properties, retired from Chevron Corporation in 2000 after 21 years with that corporation. Mr. Spatz held various senior executive positions with Chevron, including General Manager, Chevron Lubricants Worldwide (1999 – 2000), General Manager, Chevron North America Lubricants (1996 – 1999), Managing Director, Chevron Technology Marketing (1992 – 1996), and Business Manager, Chevron Chemical Company (1989 – 1992). Mr. Spatz received a B.S. degree in Chemistry from Clarkson University and a Ph. D. in Chemistry from the University of Michigan. Mr. Spatz’s qualifications to serve as a member of our Board of Directors include his extensive management and advisory experience, holding key executive and senior level management positions with a Fortune 500 company.
Delinquent Section 16(a) Reports
Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors and persons who beneficially own more than 10% of the outstanding shares of our Common Stock to file reports of ownership and changes of beneficial ownership with the SEC and to furnish us with copies of the reports they file. The Company believes, based solely on a review of Section 16 reports filed with the SEC and written representations by the Company’s reporting persons that no other reports were required during the year ended December 31, 2019, that all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were timely filed during 2019 other than as follows: On January 7, 2019, a late Form 4 was filed for each of Mr. Hotchkiss, Mr. Davis, Mr. Kendall, Mr. Camp, Mr. Spatz, Mr. Laverne, Mr. Chaudhary, Mr. Guarini Ms. King, Ms. Colwell, Mr. Funkhouser, Ms. Curley and Ms. Zhu to report the restricted stock award granted to them on January 2, 2019; on June 17, 2019, a late Form 4 was filed for Mr. Guarini to report, among other transactions, his purchase of Common Stock on June 7, 2019 and a gift of Common Stock made by Mr. Guarini to his charitable foundation; and on June 17, 2019 and July 2, 2019, an amended Form 3 was filed for each of Mr. Guarini and Mr. Spatz, respectively, to eliminate shares erroneously reported as beneficially owned on their initial Form 3s filed on May 3, 2018.
Code of Ethics
We have adopted a code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and person performing similar functions, and to all of our other employees and our directors. You may obtain a copy of the code of business conduct and ethics free of charge by writing to the Corporate Secretary of BayCom Corp, 500 Ygnacio Valley Road, Suite 200, Walnut Creek, California, 94596, or by calling 925-476-1800. In addition, the code of business conduct and ethics is available on our website at www.unitedbusinessbank.com under “About Us — Investor Information.”
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
Item 11. Executive Compensation
Summary Compensation Table
The “named executive officers” of BayCom are George J. Guarini, our Chief Executive Officer, Janet L. King, our Senior Executive Vice President and Chief Operating Officer and Keary L. Colwell, our Senior Executive Vice President, Chief Financial Officer and Corporate Secretary, as of December 31, 2019. The following table presents compensation awarded in the year ended December 31, 2019 and 2018 to our named executive officers or paid to or accrued for those executive officers for services rendered during those periods.
Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	All Other Compensation(2)	Total
George J. Guarini President and CEO	2019	$650,000	$505,903	$490,228	$353,809	$1,999,940
	2018	495,000	394,451	250,793	304,267	1,444,511
Janet L. King Senior Executive Vice President and COO	2019	375,000	250,172	146,479	105,786	877,437
	2018	357,500	203,487	79,871	104,779	745,637
Keary L. Colwell Senior Executive Vice President, CFO and Corporate Secretary	2019	375,000	250,172	146,479	102,714	874,365
	2018	357,500	203,487	79,871	101,707	742,565

(1)
The amounts in this column are calculated using the grant date fair value of the award under ASC Topic No. 718, Compensation-Stock Compensation, based on the number of restricted shares awarded and the grant date fair value of the Common Stock on the date the award was made. The assumptions used in the calculations of the grant date fair value amounts are included in Note 16 of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this report. For additional information regarding the restricted stock awards to the named executive officers in 2019, see “— Employment Agreements with Mr. Guarini, Ms. King and Ms. Colwell” and “— Equity Incentive Plans” below.

(2)
The amounts represented for the year ended December 31, 2019, consist of the following:

Name	401(k) Matching Contributions	Auto	Salary Continuation Plan	Other	Total
George J. Guarini	$11,000	$9,600	$325,228	$7,981	$353,809
Janet L. King	11,000	9,600	83,384	1,802	105,786
Keary L. Colwell	11,000	6,000	83,384	2,330	102,714
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
Each employment agreement provides for, among other things, a minimum annual base salary of $650,000 for Mr. Guarini and $375,000 for Ms. King and Ms. Colwell (subject to adjustments as may be determined by our Board of Directors), incentive bonuses, a monthly automobile allowance ($800 in the case of Mr. Guarini and Ms. King, and $500 in the case of Ms. Colwell) and group insurance benefits, as well as a group life insurance benefit payable to the executive’s designated beneficiary in an amount equal to the executive’s then-current annual base salary and participation in any retirement, profit-sharing, salary deferral, medical expense reimbursement and other similar plans we may establish for our employees. Each agreement generally provides for indemnification of the executive to the maximum extent permitted by law and applicable regulations for any expenses incurred by the executive, and for any judgments, awards, fines or penalties imposed against the executive, in any proceeding relating to the executive’s actions (or our actions) while an agent of ours. Each agreement also provides for the advancement of expenses to the executive and coverage under a director and officer liability insurance policy.
Each employment agreement provides for the grant of restricted stock awards (“IPO Awards”) to the executives in the event the Company successfully completed its initial public offering for at least $30.0 million of gross proceeds. On May 8, 2018, the Company completed its initial public offering, which resulted in gross proceeds of approximately $72.1 million. As a result, Mr. Guarini, Ms. King and Ms. Colwell are entitled to receive restricted stock awards totaling $2,182,129, $595,122 and $595,122, respectively (“Total Award Value”). The IPO Awards will be granted to our named executive officers over a three-year period as follows: (1) the initial grant was made on May 8, 2018, the closing date of our initial public offering, with the number of shares of Common Stock covered by the initial grant equal to one-third of each recipient’s Total Award Value divided by the initial public offering price of  $22.00 per share (which resulted in a restricted stock award of 33,063 shares, 9,017 shares and 9,017 shares of Common Stock to Mr. Guarini, Ms. King and Ms. Colwell, respectively); (2) the second grant was made on May 8, 2019, the first anniversary of the closing date of our initial public offering, with the number of shares of Common Stock covered by the second grant equal to one-third of each recipient’s Total Award Value divided by the fair market value of our Common Stock as of the close of business on the grant date (which resulted in a restricted stock award of 29,568 shares, 8,064 shares and 8,064 shares of Common Stock to Mr. Guarini, Ms. King and Ms. Colwell, respectively), and (3) the third grant will be made on May 8, 2020, with the number of shares of Common Stock covered by the third grant equal to one-third of each recipient’s Total Award Value divided by the fair market value of our Common Stock as of the close of business on such grant date. Each of the grants is subject to sufficient shares being available under our 2017 Omnibus Equity Incentive Plan or any subsequent plan and compliance with the annual award limitations set forth therein. The IPO Awards will vest over a three-year period following the date of grant, with the initial vesting occurring on the one-year anniversary of the date of grant.
Each employment agreement also provides for an annual restricted stock grant (“Annual Award”) in the first quarter of each year for a number of shares of Common Stock equal to 25% (15% for Ms. King and Ms. Colwell) of the executive’s base salary as of the end of the preceding calendar year, divided by the fair market value of our Common Stock as of the date of grant. These annual grants will vest at the rate of 20% per year over a five-year period, with the initial vesting occurring on the one-year anniversary of the date of grant. During 2019, Mr. Guarini, Ms. King and Ms. Colwell were granted an Annual Award of 5,557 shares, 2,396 shares and 2,396 shares of Common Stock, respectively.
The employment agreements provide that the IPO Awards, the Annual Awards and any other equity awards will become fully vested upon either (1) a termination of the executive’s employment due to death or disability or by the Bank without cause, (2) a change in control as defined in our 2017 Omnibus Equity Incentive Plan (or any applicable subsequent plan) if no replacement award (as defined in the employment agreements) is provided to the executive, or (3) the executive terminates his or her employment for “good reason” as defined below.
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
In 2019, target annual incentive awards under the Annual Bonus Plan for our named executive officers were 70% of base salary for Mr. Guarini and 60% of base salary for Ms. King and Ms. Colwell, with each executive earning 111.19% of their target annual incentive award in 2019. No adjustments up or down were made by the Bank’s Board of Directors to the 2019 annual cash incentives earned by the named executive officers. The annual cash incentives awarded for 2019 performance are reflected under the “Bonus” column in the Summary Compensation Table above.
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

The 2017 Plan provides for the issuance of up to 450,000 shares of Common Stock pursuant to awards of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock and stock unit awards, and other forms of equity or cash compensation. As December 31, 2019, 279,285 shares remain available for award under the 2017 Plan. [The maximum aggregate award that may be granted to any individual participant under the 2017 Plan for any fiscal year is limited to the lesser of 50,000 shares of Common Stock or a fair market value of  $2,000,000, provided, however, that no individual director of the Company may be awarded more than 25,000 shares of Common Stock during a fiscal year. No awards may be granted under the 2017 Plan after October 17, 2027, ten years from the date of board approval of the 2017 Plan, subject to earlier termination.
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
For information relating to the equity awards granted to Mr. Guarini, Ms. King and Ms. Colwell under the 2017 Plan during 2019, see the “— Employment Agreements with Mr. Guarini, Ms. King and Ms. Colwell” above.
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
Mr. Guarini is currently 60% vested in his account balance, with the vesting percentage increasing by 10% in October of each year until he becomes 100% vested in 2023. Ms. King and Ms. Colwell are currently 30% vested in their account balances, with their vesting percentages increasing by 10% each year until they become 100% vested in 2027. Mr. Guarini’s annual contributions will be made for each year through calendar 2023, with no contributions to be made for his service in any subsequent year. If an executive has a separation from service for any reason other than cause or disability and prior to a change in control, then the executive’s vested account balance shall be used to calculate an annuity payable on a monthly basis for 180 months by applying the applicable interest rate. If the executive’s employment is involuntarily terminated by the Bank other than for cause, then the executive shall be deemed 100% vested in his or her account balance. In addition, if the executive’s separation from service occurs after October 6 of any given year (October 1 for Ms. King and Ms. Colwell), his or her account balance will be credited with the contribution that would have been made for such year as if his or her separation from service had occurred on December 31 of such year. If the executive’s employment is terminated for cause, then the executive shall forfeit all rights and benefits under his or her supplemental compensation agreement.
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
The expense recognized for the year ended December 31, 2019 with respect to each named executive officer under their respective salary continuation agreement is reflected under “Other Annual Compensation” in the Summary Compensation Table above.
Split Dollar Life Insurance Benefits.   The Bank has purchased life insurance policies on Mr. Guarini, Ms. King and Ms. Colwell and has entered into a Joint Beneficiary Agreement with each of the executives. Mr. Guarini’s agreement was effective January 1, 2014, and Ms. King’s and Ms. Colwell’s agreements were effective April 17, 2018. These agreements provide certain death benefits to the executive’s beneficiaries upon his or her death. Under these agreements, if the executive is employed by the Bank at the time of his or her death, the executive’s beneficiaries will be entitled to receive an amount equal to the lesser of

(i) $1.5 million or (ii) 50% of the amount by which the total proceeds of the policy(ies) exceed the cash value of the policy(ies). In the event the executive is not employed by the Bank for any reason other than death, then neither the executive nor the executive’s beneficiaries shall be entitled to receive any amount of the insurance proceeds. These agreements provide that the Bank owns and pays the premiums on the insurance policy(ies). The executive may request an accelerated payment of a portion of the eligible death benefit available under his or her insurance policy(ies) in the case of an unforeseeable emergency. To obtain an unforeseeable emergency withdrawal, an executive must meet the requirements of Section 409A of the Code. The total premiums paid on the policies covered by the executives’ Joint Beneficiary Agreements with the Bank are included in the Summary Compensation Table under the column “All Other Compensation.” As of December 31, 2019, the survivor’s benefit under the agreements for the named beneficiaries of Mr. Guarini was $3.0 million; Ms. King was $1.5 million; and Ms. Colwell was $1.4 million.
401(k) Profit Sharing Plan.   We maintain a 401(k) Profit Sharing Plan (the “401(k) Plan”), which is a tax-qualified defined contribution savings plan for all of our eligible employees, including each of our named executive officers. Under the 401(k) Plan, each participating employee with a minimum service requirement is permitted to contribute to the 401(k) Plan through payroll deductions (the “salary deferral contributions”) up to the maximum amount allowable by law, thereby deferring taxes on all or a portion of these amounts. We match 100% of the first 3% of the pay that an employee contributes on a pre-tax basis to the 401(k) Plan and 50% of the next 2% of the pay that an employee contributes on a pre-tax basis to the 401(k) Plan. We may also make a discretionary matching and profit-sharing contributions to the 401(k) Plan on behalf of the employee in such amounts as may be determined by our Board of Directors. Any employer matching or profit-sharing contribution vests 100% after a participant has completed three years of service, provided that any such contribution which has not yet vested will vest upon the participant’s attainment of age 65 or upon the participant’s death or permanent disability. We may also make additional special contributions to the 401(k) Plan, which vest immediately. Participants are entitled to receive their salary deferral contributions and vested benefits under the 401(k) Plan upon termination of employment, retirement, death or disability. Participants have the right to self-direct all of their salary deferral contributions. The matching contributions made by the Bank for the year ended December 31, 2019 on behalf of the named executive officers are reflected under “All Other Compensation” in the Summary Compensation Table above.
Other benefits.   We currently provide health benefits to our employees, including hospitalization and comprehensive medical benefits, dental insurance, life and short-term and long-term disability insurance, subject to certain deductibles and copayments by employees. These plans are generally available to all our salaried employees and do not discriminate in scope, terms or operation in favor of our executive officers or directors.

Outstanding Equity Awards at December 31, 2019
The following table sets forth information regarding outstanding restricted stock awards, which were the only type of equity awards held by each named executive officer at December 31, 2019.
	Stock Awards
Name	Number of Unvested Shares	Market Value of Unvested Shares(1)	Vesting Date
George J. Guarini	5,813	132,188	1/1/2020
	1,112	25,287	1/2/2020
	20,877	474,743	5/8/2020
	4,238	96,372	1/1/2021
	1,112	25,287	1/2/2021
	20,877	474,743	5/8/2021
	2,786	63,354	1/1/2022
	1,111	25,264	1/2/2022
	9,856	224,125	5/8/2022
	1,272	28,925	1/1/2023
	1,111	25,264	1/2/2023
	1,111	25,264	1/2/2024
Total	71,276	$1,620,816

Janet L. King	2,361	53,689	1/1/2020
	480	10,915	1/2/2020
	5,694	129,482	5/8/2020
	1,760	40,023	1/1/2021
	479	10,892	1/2/2021
	5,693	129,459	5/8/2021
	1,207	27,448	1/1/2022
	479	10,892	1/2/2022
	2,688	61,125	5/8/2022
	551	12,530	1/1/2023
	479	10,892	1/2/2023
	479	10,892	1/2/2024
Total	22,350	$508,239

Keary L. Colwell	2,361	53,689	1/1/2020
	480	10,915	1/2/2020
	5,694	129,482	5/8/2020
	1,760	40,023	1/1/2021
	479	10,892	1/2/2021
	5,693	129,459	5/8/2021
	1,207	27,448	1/1/2022
	479	10,892	1/2/2022
	2,688	61,125	5/8/2022
	551	12,530	1/1/2023
	479	10,892	1/2/2023
	479	10,892	1/2/2024
Total	22,350	$508,239

(1)
Based on the $22.74 closing price of a share of our Common Stock as quoted on The NASDAQ Stock Market on December 31, 2019. Totals may not foot due to rounding.

Director Compensation
The following table sets forth information regarding compensation earned by or awarded to each of the Company’s non-employee directors during 2019. All compensation paid to non-employee directors is for their service on both the BayCom Board of Directors and the Bank Board of Directors. During 2019, all of the Company’s directors served on both the BayCom Board of Directors and the Bank Board of Directors, except for Mr. Davis who was not a director of the Bank. Ms. Magid was appointed to the Company’s and the Bank’s Board of Directors on December 1, 2019.
Name	Fees Earned or Paid in Cash	Stock Awards(1)	Total Compensation
Lloyd W. Kendall, Jr.	$61,100	$49,892	$110,992
James S. Camp	22,250	49,892	72,142
Harpreet S. Chaudhary	49,050	49,892	98,942
Rocco Davis	8,000	19,352	27,352
Malcolm F. Hotchkiss	30,140	49,892	80,032
Robert G. Laverne, MD	29,000	49,892	78,892
David M. Spatz	34,900	49,892	84,792

(1)
Amounts reported in this column represent the aggregate grant date fair value of the stock awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation (“FASB ASC Topic 718”). The grant date fair value amount is based on the per share closing price of our Common Stock on the date the award was made. The aggregate number of restricted stock awards held by each director in the table above as of December 31, 2019, is as follows: Mr. Kendall — 2,194 shares; Mr. Camp — 2,194 shares, Mr. Chaudhary — 2,194 shares; Mr. Davis — 821 shares; Mr. Hotchkiss — 2,194 shares; Mr. Laverne — 2,194 shares; Ms. Magid — 0 shares and Mr. Spatz — 2,194 shares.

BayCom Director Compensation Program
During 2019, our director compensation program provided the following compensation for non-employee members of our Board of Directors:
•
A quarterly cash retainer of  $2,000 for service on the BayCom Board of Directors, provided that directors who also serve on the Bank Board of Directors only receive fees at the Bank level;

•
A monthly cash retainer of  $2,000 for service on the Bank Board of Directors;

•
An additional monthly cash retainer of $2,000 for the Chairman of the Bank Board;

•
A monthly cash retainer of  $800 for service on the Loan Committee

•
A monthly cash retainer of  $250 for service on the HR/Compensation Committee; and

•
An additional monthly cash retainer of  $500 for the Chairman of the HR/Compensation Committee.

We also reimburse all directors for reasonable and substantiated out-of-pocket expenses incurred in connection with the performance of their duties as directors. We also pay the premiums on directors’ and officers’ liability insurance.
Restricted stock awards were granted to our non-employee directors during 2019, other than Ms. Magid who joined the Board of Directors in December 2019, in the following amounts: Kendall, Camp, Chaudhary, Hotchkiss, Laverne and Spatz — 2,194 shares each; and Mr. Davis — 821 shares. These awards will vest one-year following the date of grant.
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
The following table summarizes share and exercise price information about the Company’s equity compensation plans as of December 31, 2019:
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
	(a)	(b)	(c)
Equity compensation plans (stock options) approved by security holders:
2017 Omnibus Equity Incentive Plan(1)	—	$—	279,285
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	279,285

(1)
All of the shares reported are available for future issuance other than upon the exercise of an option, warrant, or right.

Beneficial Ownership of Common Stock
The following table sets forth information, as of February 29, regarding the beneficial ownership of Common Stock by:
•
all persons known by us to own beneficially more than 5% of our outstanding Common Stock;

•
each of our named executive officers;

•
each of our directors (at the Company level); and

•
all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to such securities. A security holder is also deemed to be, as of any date, the beneficial owner of all securities that such security holder has the right to acquire within 60 days after such date through (i) the exercise of any option or warrant, (ii) the conversion of a security, (iii) the power to revoke a trust, discretionary account or similar arrangement or (iv) the automatic termination of a trust, discretionary account or similar arrangement. Except as otherwise indicated, all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. Except as otherwise indicated, the address for each shareholder listed below is c/o BayCom Corp, 500 Ygnacio Valley Road. Suite 200, Walnut Creek, California 94596. An asterisk (*) in the table indicates that an individual beneficially owns less than one percent of the outstanding Common Stock.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percent of Common Stock Outstanding
Name of Beneficial Owners Greater than 5% Shareholders
RMB Capital Holdings, LLC	872,888(1)	7.0%
115 S. LaSalle Street, 34th Floor Chicago, IL 60603
EJF Capital LLC 2107 Wilson Boulevard, Suite 410 Arlington, VA 22201	650,000(2)	6.0%
Directors and Executive Officers
Lloyd W. Kendall, Jr.	73,586(3)	*
George J. Guarini	113,271(4)	*
James S. Camp	110,864(5)	*
Harpreet S. Chaudhary	39,043(6)	*
Rocco Davis	3,963(7)	*
Malcolm F. Hotchkiss	12,116(8)	*
Robert G. Laverne, M.D.	110,137(9)	*
Syvia L. Magid	—	*
David M. Spatz	49,892(10)	*
Keary L. Colwell	44,153(11)	*
Janet L. King	48,153(12)	*
All directors and executive officers as a group (15 persons)	606,942(13)	4.9%

(1)
As reported on Schedule 13G filed with the Securities and Exchange Commission on February 14, 2020 by (i) RMB Capital Holdings, LLC, (ii) RMB Capital Management, LLC, (iii) Iron Road Capital Partners, LLC, (iv) RMB Mendon Managers, LLC and (v) Mendon Capital Advisors Corp. (collectively, the “RMB Group”). Each member of the RMB Group shares voting and dispositive power over all or a portion of the 872,888 shares.

(2)
As reported on Amendment No. 2 to Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2020 by (i) EJF Capital LLC, (ii) Emanuel J. Friedman, (iii) EJF Sidecar Fund, Series LLC — Small Financial Equities Series, (iv) EJF Financial Services Fund, LP and (v) EJF Financial Services GP, LLC, pursuant to which they reported shared voting and dispositive power with respect to the shares.

(3)
Includes 2,194 restricted shares of Common Stock over which Mr. Kendall has sole voting power and no dispositive power.

(4)
Includes 71,276 restricted shares of Common Stock over which he has sole voting power and no dispositive power and             shares of Common Stock that is held by a charitable foundation of which the reporting person is a director.

(5)
Includes 2,500 shares owned jointly with Mr. Camp’s wife and 2,194 restricted shares of Common Stock over which Mr. Camp has sole voting power and no dispositive power.

(6)
Includes 2,194 restricted shares of Common Stock over which Mr. Chaudhary has sole voting power and no dispositive power.

(7)
Includes 821 restricted shares of Common Stock over which Mr. Davis has sole voting power and no dispositive power.

(8)
Includes 8,000 shares owned jointly with Mr. Hotchkiss’ wife and 2,194 restricted shares of Common Stock over which Mr. Hotchkiss has sole voting power and no dispositive power.

(9)
Includes 2,194 restricted shares of Common Stock over which Mr. Laverne has sole voting power and no dispositive power.

(10)
Includes 1,500 shares owned by Mr. Spatz’s wife individually and 2,194 restricted shares of Common Stock over which Mr. Spatz has sole voting power and no dispositive power.

(11)
Includes 22,350 restricted shares of Common Stock over which Ms. Colwell has sole voting power and no dispositive power.

(12)
Includes 22,350 restricted shares of Common Stock over which Ms. King has sole voting power and no dispositive power.

(13)
Includes shares held by directors and executive officers directly, in retirement accounts, in a fiduciary capacity or by certain affiliated entities or members of the named individuals’ families, with respect to which shares the named individuals and group may be deemed to have sole or shared voting and/or dispositive powers. Also includes 5,822 shares of Common Stock over which they have sole voting power and no dispositive power.

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
Certain Related Party Transactions.   In the ordinary course of our business, we have engaged and expect to continue engaging through our Bank in ordinary banking transactions with our directors, executive officers, their immediate family members and companies in which they may have a 5% or more beneficial ownership interest, including loans to such persons. Any such loan was made on substantially the same terms, including interest rates and collateral, as those prevailing at the time such loan was made as loans made to persons who were not related to us. These loans do not involve more than the normal credit collection risk and do not present any other unfavorable features to us. All loans that the Bank makes to directors and executive officers are subject to regulations of the Bank’s primary regulators restricting loans and other transactions with affiliated persons of the Bank. Loans to all directors and executive officers and their associates totaled $19.3 million at December 31, 2019, which was 7.6% of our consolidated total shareholders’ equity at that date. Deposits with all directors and executive officers and their associates totaled $50.8 million at December 31, 2019.
During 2019, there were no related party transactions between the Company and any of its directors, executive officers and/or their related interests, except for the loans and deposits discussed above.
Director Independence
The rules of the NASDAQ, as well as those of the SEC, impose several requirements with respect to the independence of our directors, including the requirement that at least a majority of the board be

“independent” as that term is defined under the applicable rules. Our Board of Directors has undertaken a review of the independence of each director in accordance with these rules. Based on information provided by each director concerning his background, employment and affiliations, our Board of Directors has determined that Lloyd W. Kendall, Jr., James S. Camp, Harpreet S. Chaudhary, Rocco Davis, Malcolm F. Hotchkiss, Robert G. Laverne, M.D., Syvia L. Magid and David M. Spatz do not have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules. In making these determinations, our Board of Directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence.
Item 14. Principal Accounting Fees and Services
Principal Accountant Fees and Services
On May 24, 2018, the Audit Committee of the Board of Directors of the Company approved the replacement of Vavrinek, Trine, Day & Co., LLP with Moss Adams LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2018. For the fiscal years ended December 31, 2019 and 2018, Moss Adams LLP and Vavrinek, Trine, Day & Co., respectively, provided various audit, audit-related and other services to the Company. Set forth below are the aggregate fees billed for these services:
The aggregate fees billed to the Company by Moss Adams LLP and its affiliates for the fiscal year ended December 31, 2019 were as follows:
	2019	2018
Audit fees	$405,000	$310,000
Audit-related fees	—	—
Tax fees	—	20,000
•
“Audit Fees” for 2019 and 2018 were comprised of professional services rendered in connection with the audit of the Company’s annual financial statements and for the review of financial statements included in the Company’s Quarterly Reports on Form 10-Q and in statutory and regulatory filings.

•
“Tax Fees” of  $20,000, comprised of tax services rendered in connection with ASC 740.

No fees were billed by Moss Adams LLP for professional services rendered for services or products other than those listed above for 2019 and 2018. The Audit Committee has determined that the services provided by Moss Adams LLP as set forth herein are compatible with maintaining Moss Adams LLP’s independence.
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
(3) Exhibits:   Included in schedule below.
(b) Exhibits:
Exhibit Number	Description
2.1	Agreement and Plan of Merger, between BayCom Corp, BC Merger Company, United Business Bank, Bethlehem Financial Corporation, and MyBank dated as of August 10, 2018.(1)
2.2	Agreement and Plan of Reorganization and Merger, between BayCom Corp, Bay Commercial Bank, First ULB Corp. and United Business Bank, FSB dated as of December 14, 2016.(2)
2.3	Agreement and Plan of Merger, between BayCom Corp, Bay United Business Bank, and Plaza Bank dated as of September 26, 2017.(2)
3.1	Articles of Incorporation of BayCom Corp(2)
3.2	Amended and Restated Bylaws of BayCom Corp(2)
4.1	Form of common stock certificate of BayCom Corp(2)
4.2	Description of BayCom Corp’s Securities
10.1+	Amended and Restated Employment Agreement, dated February 20, 2018, among BayCom Corp, United Business Bank and George Guarini.(2)
10.2+	Amended and Restated Employment Agreement, dated February 20, 2018, among BayCom Corp, United Business Bank and Janet King.(2)
10.3+	Amended and Restated Employment Agreement, dated February 20, 2018, among BayCom Corp, United Business Bank and Keary Colwell.(2)
10.4+	Amended and Restated Executive Supplemental Compensation Agreement, dated February 20, 2018, between United Business Bank and George J. Guarini.(2)
10.5+	Amended and Restated Executive Supplemental Compensation Agreement, dated February 20, 2018, between United Business Bank and Janet King.(2)
10.6+	Amended and Restated Executive Supplemental Compensation Agreement, dated February 20, 2018, between United Business Bank and Keary Colwell.(2)
10.7+	Amended and Restated Joint Beneficiary Agreement between United Business Bank and George Guarini.(2)
10.8+	Bay Commercial Bank 2014 Equity Incentive Plan.(2)
10.9+	Form of Restricted Stock Award Agreement under the Bay Commercial Bank 2014 Equity Incentive Plan.(2)
10.10+	BayCom Corp Amended and Restated 2017 Omnibus Equity Incentive Plan.(2)
10.11+	Form of Restricted Stock Award Agreement under the BayCom Corp Amended and Restated 2017 Omnibus Equity Incentive Plan.(2)
10.12+	Form of Non-Qualified Stock Option Agreement under the BayCom Corp Amended and Restated 2017 Omnibus Equity Incentive Plan.(2)
10.13+	Form of Incentive Stock Option Agreement under the BayCom Corp Amended and Restated 2017 Omnibus Equity Incentive Plan.(2)

Exhibit Number	Description
10.14+	Form of Restricted Stock Unit Agreement under the BayCom Corp Amended and Restated 2017 Omnibus Equity Incentive Plan.(2)
10.15+	Joint Beneficiary Agreement between United Business Bank and Janet King.(2)
10.16+	Joint Beneficiary Agreement between United Business Bank and Keary Colwell.(2)
10.17+	Joint Beneficiary Agreement between United Business Bank and Mary Therese Curley.(3)
14	Code of Business Conduct and Ethics.(4)
21	Subsidiaries of the Registrant.
23.1	Consent of Moss Adams LLP.
23.2	Consent of Vavrinek, Trine, Day & Co. LLP
24	Power of Attorney (set forth on signature page).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets; (2) Condensed Consolidated Statements of Income; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Changes in Shareholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

+
Indicates management contract or compensatory plan or arrangement.

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

(4)
Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.unitedbusinessbank.com in the section titled About Us — Investor Information.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BAYCOM CORP
Date: March 13, 2020	By: /s/ George J. Guarini George J. Guarini President and Chief Executive Officer
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
/s/ George J. Guarini George J. Guarini, President, Chief Executive Officer and Director (Principal Executive Officer)	Date: March 13, 2020
/s/ Lloyd W. Kendall Lloyd W. Kendall, Chairman of the Board and Director	Date: March 13, 2020
/s/ James S. Camp James S. Camp, Director	Date: March 13, 2020
/s/ Harpreet S. Chaudhary Harpreet S. Chaudhary, Director	Date: March 13, 2020
/s/ Rocco Davis Rocco Davis, Director	Date: March 13, 2020
/s/ Malcolm F. Hotchkiss Malcolm F. Hotchkiss, Director	Date: March 13, 2020
/s/ Robert G. Laverne Robert G. Laverne, MD, Director	Date: March 13, 2020
/s/ Syvia L. Magid Syvia L. Magid, Director	Date: March 13, 2020
/s/ David M. Spatz David M. Spatz, Director	Date: March 13, 2020
/s/ Keary L. Colwell Keary L. Colwell, Senior Executive Vice President and Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	Date: March 13, 2020