Form 10-Q
period 2020-03-31
BayCom Corp
filed 2020-05-08
CIK 1730984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

COMMISSION FILE NUMBER 001-38483

BAYCOM CORP
(Exact Name of Registrant as Specified in its Charter)

California	37-1849111
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Ygnacio Valley Road, Suite 200, Walnut Creek, California	94596
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (925) 476-1800

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value per share	BCML	The NASDAQ Stock Market LLC

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

As of April 24, 2020, there were 12,229,848 shares of the registrant’s common stock outstanding.

BAYCOM CORP

QUARTERLY REPORT ON FORM 10-Q

As used throughout this report, the terms “we,” “our,” “us,” “BayCom,” or the “Company” refer to BayCom Corp and its consolidated subsidiary, United Business Bank, which we sometimes refer to as the “Bank,” unless the context otherwise requires.

BAYCOM CORP

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

(unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Cash and due from banks	$40,230	$23,476
Federal funds sold	234,079	271,906
Cash and cash equivalents	274,309	295,382

Interest bearing deposits in banks	16,544	1,739
Investment securities available-for-sale	123,915	119,889
Federal Home Loan Bank ("FHLB") stock, at par	7,174	7,174
Federal Reserve Bank ("FRB") stock, at par	7,491	6,731
Loans held for sale	198	2,226
Loans, net of allowance for loan losses of $9,100 and $7,400 at March 31, 2020 and December 31, 2019, respectively	1,617,616	1,450,229
Premises and equipment, net	14,779	10,529
Other real estate owned ("OREO")	595	574
Core deposit intangible	9,661	9,185
Cash surrender value of bank owned life insurance ("BOLI") policies, net	20,406	20,244
Right-of-use assets ("ROU")	14,531	15,291
Goodwill	38,838	35,466
Interest receivable and other assets	22,757	19,518
Total Assets	$2,168,814	$1,994,177

LIABILITIES AND SHAREHOLDERS' EQUITY

Noninterest and interest bearing deposits	$1,778,727	$1,701,183
Lease liabilities	14,892	15,599
Salary continuation plan	3,738	3,658
Interest payable and other liabilities	9,634	11,275
Other borrowings	100,000	-
Junior subordinated deferrable interest debentures, net	8,262	8,242
Total liabilities	1,915,253	1,739,957

Commitments and contingencies (Note 16)

Shareholders' equity
Preferred stock - no par value; 10,000,000 shares authorized; no shares issued and outstanding at both March 31, 2020 and December 31, 2019	-	-
Common stock - no par value; 100,000,000 shares authorized; 12,229,848 and 12,444,632 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	179,756	184,043
Additional paid in capital	287	287
Accumulated other comprehensive income, net of tax	2,061	1,251
Retained earnings	71,457	68,639
Total shareholders' equity	253,561	254,220
Total Liabilities and Shareholders' Equity	$2,168,814	$1,994,177

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per share data)

(unaudited)

	Three months ended
	March 31,
	2020	2019
Interest income:
Loans, including fees	$20,620	$13,550
Investment securities and interest bearing deposits in banks	1,635	2,654
FHLB dividends	126	92
FRB dividends	109	61
Total interest and dividend income	22,490	16,357

Interest expense:
Deposits	2,328	1,346
Subordinated debt	118	146
Other borrowings	7	-
Total interest expense	2,453	1,492
Net interest income	20,037	14,865

Provision for loan losses	1,713	277
Net interest income after provision for loan losses	18,324	14,588

Noninterest income:
Gain on sale of loans	642	190
Service charges and other fees	705	733
Loan servicing and other loan fees	646	410
Other income and fees	585	787
Total noninterest income	2,578	2,120

Noninterest expense:
Salaries and employee benefits	8,708	5,963
Occupancy and equipment	1,811	1,110
Data processing	3,623	924
Other expense	2,776	1,751
Total noninterest expense	16,918	9,748
Income before provision for income taxes	3,984	6,960

Provision for income taxes	1,166	2,019
Net income	$2,818	$4,941

Earnings per common share:
Basic earnings per common share	$0.23	$0.45
Weighted average shares outstanding	12,343,565	10,891,564

Diluted earnings per common share	$0.23	$0.45
Weighted average shares outstanding	12,343,565	10,891,564

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except for per share data)

(unaudited)

	Three months ended
	March 31,
	2020	2019
Net income	$2,818	4,941
Other comprehensive income:
Change in unrealized gain on available-for-sale securities	1,127	833
Deferred tax expense	(317)	(236)
Other comprehensive income, net of tax	810	597
Total comprehensive income	$3,628	$5,538

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(In thousands, except for per share data)

(unaudited)

				Accumulated
		Common	Additional	Other		Total
	Number of	Stock	Paid in	Comprehensive	Retained	Shareholders'
	Shares	Amount	Capital	Income/(Loss)	Earnings	Equity
Balance, December 31, 2018	10,869,275	$149,248	$287	$(103)	$51,321	$200,753
Net income					4,941	4,941
Other comprehensive income, net				597		597
Restricted stock granted	22,289					-
Stock based compensation		120				120
Balance, March 31, 2019	10,891,564	149,368	287	494	56,262	206,411
Net income					12,377	12,377
Other comprehensive income, net				757		757
Restricted stock granted	55,046					-
Stock based compensation		1,034				1,034
Issuance of shares	1,991,809	44,598				44,598
Repurchase of shares	(493,787)	(10,957)				(10,957)
Balance, December 31, 2019	12,444,632	184,043	287	1,251	68,639	254,220
Net income					2,818	2,818
Other comprehensive income, net				810		810
Restricted stock granted	15,173					-
Restricted stock forfeited	(1,432)					-
Stock based compensation		309				309
Repurchase of shares	(228,525)	(4,596)				(4,596)
Balance, March 31, 2020	12,229,848	$179,756	$287	$2,061	$71,457	$253,561

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except for share and per share data)

(unaudited)

	Three months ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net income	$2,818	$4,941
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in deferred tax asset	(260)	(236)
Accretion on acquired loans	(1,324)	(577)
Gain on sale of loans	(642)	(190)
Proceeds from sale of loans	8,409	2,846
Loans originated for sale	(11,200)	(8,113)
Gain on sale of premises	-	(78)
Accretion on junior subordinated debentures	20	20
Increase in cash surrender value of life insurance policies securities	(162)	(164)
Provision for loan losses	1,713	277
Amortization/accretion of premium/discount on investment securities, net	187	135
Depreciation and amortization	472	301
Core deposit intangible amortization	473	389
Stock based compensation expense	309	120
Increase (decrease) in deferred loan origination fees, net	62	(8)
Increase in interest receivable and other assets	(937)	(6,035)
Increase in salary continuation plan, net	80	62
(Decrease) increase in interest payable and other liabilities	(2,982)	5,852
Net cash used in operating activities	(2,964)	(458)

Cash flows from investing activities:
Proceeds from maturities of interest bearing deposits in banks	1,235	499
Purchase of investment securities	(5,520)	(1,501)
Proceeds from the maturity and repayment of investment securities	6,808	4,694
Redemption of Federal Home Loan Bank stock	165	66
Purchase of Federal Reserve Bank stock	(760)	(85)
(Increase) decrease in loans, net	(63,988)	13,040
Purchase of equipment and leasehold improvements	(843)	(163)
Net cash paid out for acquisition	(8,432)	-
Net cash (used in) provided by investing activities	(71,335)	16,550

Cash flows from financing activities:
Decrease in noninterest and interest bearing deposits, net	(4,665)	(2,872)
Decrease in time deposits, net	(35,938)	(4,329)
Repurchase of common stock	(4,596)	-
Repayment of junior subordinated debentures	(1,575)	-
Increase in other borrowings	100,000	-
Net cash provided by (used in) financing activities	53,226	(7,201)
(Decrease) increase in cash and cash equivalents	(21,073)	8,891
Cash and cash equivalents at beginning of period	295,382	323,581
Cash and cash equivalents at end of period	$274,309	$332,472

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

 (In thousands, except for share and per share data)

(unaudited)

	Three months ended
	March 31,
	2020	2019
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$2,998	$1,455
Income tax, net of refunds	3,780	1,676

Non-cash investing and financing activities:
Change in unrealized gain on available-for-sale securities, net of tax	$810	$597
Transfer of loans to other real estate owned	21	-
Recognition of ROU assets	760	7,834
Recognition of lease liability	707	8,150

Acquisition:
Assets acquired, net of cash received	$109,429	$-
Liabilities assumed	120,409	-
Cash consideration	13,886	-
Goodwill	3,372	-

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – BASIS OF PRESENTATION

BayCom Corp (the “Company”) is a bank holding company headquartered in Walnut Creek, California. United Business Bank (the “Bank”), the wholly owned banking subsidiary, is a California state-chartered bank which provides a broad range of financial services primarily to local small and mid-sized businesses, service professionals and individuals. In the 16 years of operation, the Bank has grown to 35 full-service banking branches. The main headquarter office and a branch location are located in Walnut Creek, California and additional branch offices are located in Oakland, Castro Valley, Mountain View, Napa, Stockton (2), Pleasanton, Livermore, San Jose, Long Beach, Sacramento, San Francisco, Buena Park, Los Angeles, and Garden Grove, California, and Seattle, Washington (2), New Mexico (6) and Colorado (11). The condensed consolidated financial statements include the accounts of the Company and the Bank.

All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements include all adjustments of a normal and recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in annual financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto for the year ended December 31, 2019. Results of operations for interim periods are not necessarily indicative of results for the full year. Certain prior year information has been reclassified to conform to current year presentation. The reclassifications had no impact on consolidated net income or shareholders’ equity.

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

NOTE 2 - ACCOUNTING GUIDANCE NOT YET EFFECTIVE AND ADOPTED ACCOUNTING GUIDANCE

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326) and subsequent amendment to the initial guidance in November 2018, ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, in April 2019, ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, and in May 2019, ASU 2019-05 Financial Instruments — Credit Losses, Topic 326, all of which clarifies codification and corrects unintended application of the guidance. ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired (“PCI”) debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, public business entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU 2018-19 clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments. ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments — Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” affects a variety of topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. ASU 2019-05 allows entities to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of ASC 326-20 if the instruments are eligible for the fair value option under ASC 825-10. The fair value option election does not apply to held-to-maturity debt securities. Entities are required to make this election on an instrument-by-instrument basis. The amendments in these ASUs are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted for smaller reporting companies, such as the Company. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is reviewing the requirements of these ASUs and expects to begin developing and implementing processes and procedures to ensure it is fully compliant with the amendments at the adoption date. Upon adoption, the Company expects changes in the processes and procedures used to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The new guidance may result in an increase in the allowance for loan losses which will also reflect the new requirement to include the nonaccretable principal differences on purchased credit-impaired loans; however, the Company is still in the process of determining the magnitude of the change and its impact on the Company's consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(unaudited)

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. This guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation, and goodwill impairment will simply be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The amendments in this ASU are required for public business entities and other entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. The Company adopted this ASU on January 1, 2020, with no material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU contains some technical adjustments related to the fair value disclosure requirements of public companies. Included in this ASU is the additional disclosure requirement of unrealized gains and losses for the period in recurring level 3 fair value disclosures and the range and weighted average of significant unobservable inputs, among other technical changes. The Company adopted ASU 2018-13 on January 1, 2020. The adoption of ASU 2018-13 did not have a material impact on the Company’s consolidated financial statements.

In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842) - Codification Improvements. The changes in this amendment include: (1) determining the fair value of the underlying asset by lessors that are not manufacturers or dealers; (2) presentation on the statement of cash flows – sales types and direct financing leases; and (3) transition disclosures related to Topic 250, Accounting Changes and Error Corrections. This ASU specifically provides an exception to the paragraph 250-10-50-3 that would otherwise have required interim disclosures in the period an accounting change including the effect of that change on income from continuing operations, net income, any other financial statement line item, and any affected per share amounts. For items 1 and 2, this ASU is effective for fiscal and interim periods beginning after December 15, 2019. Item 3 does not have an effective date because the amendments related to transition disclosures are included in Topic 842. The Company adopted ASU 2019-01 on January 1, 2020. The adoption of ASU 2019-01 did not have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 provides that state franchise or similar taxes that are based, at least in part on an entity’s income, be included in an entity’s income tax recognized as income-based taxes. The ASU further clarifies that the effect of any change in tax laws or rates used in the computation of the annual effective tax rate are required to be reflected in the first interim period that includes the enactment date of the legislation. Technical changes to eliminate exceptions to Topic 740 related to intra-period tax allocations for entities with losses from continuing operations, deferred tax liabilities related to change in ownership of foreign entities, and interim-period tax allocations for businesses with losses where the losses are expected to be realized. The amendments in ASU 2019-12 are effective for public business entities with fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company does not expect ASU 2019-12 to have a material impact on its consolidated financial statement.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(unaudited)

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of reference Rate Reform on Financial Reporting. This ASU applies to contracts, hedging relationships and other transactions that reference LIBOR or other rate references expected to be discontinued because of reference rate reform. The ASU permits an entity to make necessary modifications to eligible contracts or transactions without requiring contract remeasurement or reassessment of a previous accounting determination. This ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company does not expect the adoption of ASU 2020-04 to have a material impact on its consolidated financial statements.

On March 22, 2020, federal banking regulators issued an interagency statement that included guidance on their approach for the accounting of loan modifications in light of the economic impact of the novel coronavirus of 2019 (“COVID-19”) pandemic. The guidance interprets current accounting standards and indicates that a lender can conclude that a borrower is not experiencing financial difficulty if short-term modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented. The agencies confirmed in working with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings.

NOTE 3 - ACQUISITIONS

On February 4, 2020, the Company completed its acquisition of Grand Mountain Bancshares, Inc. (“GMB”) in Colorado. As of the acquisition date, GMB merged into the Company and Grand Mountain Bank, GMB’s wholly owned bank subsidiary, merged into United Business Bank. The acquisition increased the Company’s market share in Colorado with the addition of four branches located in Grand County, Colorado. Under the terms of the merger agreement, the Company paid GMB shareholders $3.40 in cash for each share or approximately $13.9 million.

On October 21, 2019, the Company completed its acquisition of TIG Bancorp (“TIG”). As of the acquisition date, TIG merged into the Company and First State Bank of Colorado, TIG’s wholly owned bank subsidiary, merged into United Business Bank. The acquisition expanded the Company’s market area into the State of Colorado with the addition of seven branches throughout Colorado. The Company paid TIG shareholders an aggregate of 876,803 shares of its common stock and paid an aggregate cash consideration of $20.2 million. The total consideration transferred was $39.9 million.

On May 24, 2019, the Company completed its acquisition of Uniti Financial Corporation (“UFC”). As of the acquisition date, UFC merged into the Company and Uniti Bank, UFC’s wholly owned bank subsidiary, merged into United Business Bank. The acquisition increased the Company’s market share in California through the addition of three branch offices located in Southern California. The Company paid UFC shareholders an aggregate of 1,115,006 shares of its common stock and paid aggregate cash consideration of $37.8 million. The total consideration transferred was $62.7 million.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(unaudited)

The following table summarizes the fair value of the assets acquired and liabilities assumed at the acquisition date:

	GMB	TIG	Uniti
	Acquisition	Acquisition	Acquisition
	Date	Date	Date
	February 4, 2020	October 21, 2019	May 24, 2019
Fair value of assets:
Cash and due from banks	$5,494	$6,146	$6,392
Federal funds sold	-	55,955	22,080
Total cash and cash equivalents	5,494	62,101	28,472

Interest bearing deposits in banks	16,040	-	-
Investment securities available-for-sale	4,369	26,382	5,096
FHLB stock, at par	165	241	1,535
FRB stock, at par	-	792	-
Loans, net	98,410	137,183	276,719
Premises and equipment, net	3,879	3,480	463
OREO	-	42	76
Core deposit intangible	949	3,038	566
Deferred tax assets, net	728	308	234
Servicing asset	-	-	1,824
Interest receivable and other assets	929	2,079	3,033
Total assets acquired	130,923	235,646	318,018

Liabilities:
Deposits
Noninterest bearing	30,937	77,157	143,082
Interest bearing	87,210	125,597	122,704
Total Deposits	118,147	202,754	265,786

Interest payable and other liabilities	687	2,014	1,386
Junior subordinated debentures, net	1,575	-	-
Total liabilities assumed	120,409	204,768	267,172

Stock issued	-	19,711	24,887
Cash consideration	13,886	20,184	37,814
Goodwill	$3,372	$9,017	$11,855

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(unaudited)

The following table presents the net assets acquired and the estimated fair value adjustments, which resulted in goodwill at the acquisition date:

	GMB	TIG	Uniti
	Acquisition	Acquisition	Acquisition
	Date	Date	Date
	February 4, 2020	October 21, 2019	May 24, 2019
Book value of net assets acquired	$10,348	$29,164	$47,445
Fair value adjustments:
Investments available-for-sale	(10)	(627)	-
Loans, net	484	382	4,617
Premises and equipment, net	(1,000)	180	-
Write-down on OREO	-	(18)	(32)
Core deposit intangible	949	3,038	566
Tax assets	(139)	(774)	(695)
Time deposits	(25)	(308)	(250)
Write-down on servicing assets	-	-	(805)
Junior subordinated debentures, net	(98)	-	-
Write-down other (assets) liabilities	5	(159)	-
Total purchase accounting adjustments	166	1,714	3,401
Fair value of net assets acquired	10,514	30,878	50,846

Price paid:
Common stock issued	-	19,711	24,887
Cash paid	13,886	20,184	37,814
Total price paid	13,886	39,895	62,701
Goodwill	$3,372	$9,017	$11,855

Pro Forma Results of Operations

The operating results of the Company for the three months ended March 31, 2020 in the condensed consolidated statements of income include the operating results of UFC, TIG and GMB, since their respective acquisition dates. The following table represents the net interest income, net income, basic and diluted earnings per share, as if the mergers with UFC, TIG and GMB were effective January 1, 2019. The unaudited pro forma information in the following table is intended for informational purposes only and is not necessarily indicative of future operating results or operating results that would have occurred had the mergers been completed at the beginning of the respective years. No assumptions have been applied to the pro forma results of operation regarding possible revenue enhancements, expense efficiencies or asset dispositions.

Unaudited pro forma net interest income, net income and earnings per share are presented below:

	Three months ended March 31,
	2020	2019
Net interest income	$20,439	$22,090
Net income	2,021	6,526

Basic earnings per share	$0.16	$0.51
Diluted earnings per share	0.16	0.51

These amounts include the third-party acquisition related expenses, accretion of the discounts on acquired loans and amortization of the fair value mark adjustments on core deposit intangible.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(unaudited)

Acquisition expenses

Third-party acquisition related expenses are recognized as incurred and continue until the acquired system is converted and operational functions become fully integrated. The Company incurred third-party acquisition related expenses in the consolidated statements of income for the periods indicated are as follows:

	Three months ended March 31,
	2020	2019
Professional fees	$369	$-
Data processing	2,000	-
Severance expense	266	-
Other expenses	383	-
Total	$3,018	$-

NOTE 4 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale at the dates indicated are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
March 31, 2020	cost	gains	losses	fair value
U.S. Treasuries	$1,000	$2	$-	$1,002
U.S. Government Agencies	8,034	107	(13)	8,128
Municipal securities	18,800	404	(6)	19,198
Mortgage-backed securities	40,896	1,746	(167)	42,475
Collateralized mortgage obligations	33,472	943	(56)	34,359
SBA securities	8,801	18	(44)	8,775
Corporate bonds	10,028	82	(132)	9,978
Total	$121,031	$3,302	$(418)	$123,915

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
December 31, 2019	cost	gains	losses	fair value
U.S. Treasuries	$999	$-	$-	$999
U.S. Government Agencies	10,033	64	(7)	10,090
Municipal securities	17,888	408	(5)	18,291
Mortgage-backed securities	42,931	860	(48)	43,743
Collateralized mortgage obligations	28,197	476	(68)	28,605
SBA securities	9,550	2	(66)	9,486
Corporate bonds	8,534	141	-	8,675
Total	$118,132	$1,951	$(194)	$119,889

During the three months ended March 31, 2020 and 2019, the Company did not sell any securities available-for-sale.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(unaudited)

The estimated fair value and gross unrealized losses for securities available-for-sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position at the dates indicated are as follows:

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
March 31, 2020	fair value	loss	fair value	loss	fair value	loss
U.S. Treasuries	$-	$-	$-	$-	$-	$-
U.S. Government Agencies	-	-	1,505	(13)	1,505	(13)
Municipal securities	2,693	(4)	516	(2)	3,209	(6)
Mortgage-backed securities	9,874	(156)	267	(11)	10,141	(167)
Collateralized mortgage obligations	4,608	(29)	852	(27)	5,460	(56)
SBA securities	2,303	(2)	1,773	(42)	4,076	(44)
Corporate bonds	3,015	(132)	-	-	3,015	(132)
Total	$22,493	$(323)	$4,913	$(95)	$27,406	$(418)

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
December 31, 2019	fair value	loss	fair value	loss	fair value	loss
U.S. Treasuries	$-	$-	$-	$-	$-	$-
U.S. Government Agencies	1,497	(1)	1,514	(6)	3,011	(7)
Municipal securities	3,147	(5)	-	-	3,147	(5)
Mortgage-backed securities	7,772	(47)	81	(1)	7,853	(48)
Collateralized mortgage obligations	4,155	(56)	883	(12)	5,038	(68)
SBA securities	6,937	(24)	1,530	(42)	8,467	(66)
Corporate bonds	-	-	-	-	-	-
Total	$23,508	$(133)	$4,008	$(61)	$27,516	$(194)

At March 31, 2020, the Company held 308 investment securities, of which 15 were in an unrealized loss position for more than twelve months and 84 were in an unrealized loss position for less than twelve months. These temporary unrealized losses relate principally to current interest rates for similar types of securities. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. Additional deterioration in market and economic conditions related to the COVID-19 pandemic may, however, have an adverse impact on credit quality in the future and result in other-than-temporary impairment charges.

The amortized cost and estimated fair value of securities available-for-sale at the dates indicated by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2020		December 31, 2019
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
Available-for-sale
Due in one year or less	$10,482	$10,559	$10,737	$10,781
Due after one through five years	24,753	25,401	24,078	24,560
Due after five years through ten years	26,938	27,598	22,914	23,366
Due after ten years	58,858	60,357	60,403	61,182
Total	$121,031	$123,915	$118,132	$119,889

BAYCOM CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)

NOTE 5 - LOANS

The Company’s loan portfolio at the dates indicated is summarized below:

	March 31,	December 31,
	2020	2019
Commercial and industrial	$185,679	$169,291
Construction and land	43,659	36,321
Commercial real estate	1,184,282	1,093,142
Residential	206,540	156,764
Consumer	7,069	2,562
Total loans	1,627,229	1,458,080
Net deferred loan fees	(513)	(451)
Allowance for loan losses	(9,100)	(7,400)
Net loans	$1,617,616	$1,450,229

The Company’s total impaired loans, including nonaccrual loans, loans modified as troubled debt restructurings (“TDR loans”), and accreting purchase credit impaired (“PCI”) loans that have experienced post-acquisition declines in cash flows expected to be collected are summarized as follows:

	Commercial and industrial	Construction and land	Commercial real estate	Residential	Consumer	Total
March 31, 2020
Recorded investment in impaired loans:
With no specific allowance recorded	$312	$2,773	$3,698	$1,759	$-	$8,542
With a specific allowance recorded	317	-	270	-	-	587
Total recorded investment in impaired loans	$629	$2,773	$3,968	$1,759	$-	$9,129
Specific allowance on impaired loans	218	-	64	-	-	282

December 31, 2019
Recorded investment in impaired loans:
With no specific allowance recorded	$436	$2,737	$2,505	$1,488	$1	$7,167
With a specific allowance recorded	182	-	270	-	12	464
Total recorded investment in impaired loans	$618	$2,737	$2,775	$1,488	$13	$7,631
Specific allowance on impaired loans	95	-	64	-	12	171

Three months ended March 31, 2020
Average recorded investment in impaired loans	$1,454	$2,489	$2,361	$871	$3	$7,178
Interest recognized	-	-	172	-	-	172

Three months ended March 31, 2019
Average recorded investment in impaired loans	2,372	-	1,344	650	-	4,366
Interest recognized	33	-	20	1	-	54

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Impaired loans on accrual are comprised solely of TDRs performing under modified loan agreements, whose principal and interest is determined to be collectible. Nonaccrual loans are loans where principal and interest have been determined to not be fully collectible.

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider, the related loan is classified as a TDR loan. TDR loans are generally placed on nonaccrual status at the time of restructuring and included in impaired loans. These loans are returned to accrual status after the borrower demonstrates performance with the modified terms for a sustained period of time (generally six months) and has the capacity to continue to perform in accordance with the modified terms of the restructured debt. At March 31, 2020, TDR loans totaled $4.3 million, compared to $4.4 million at December 31, 2019. At March 31, 2020 and at December 31, 2019, $787,000 and $789,000, respectively, of TDR loans were accruing and performing in accordance with their modified terms. There are no commitments to lend additional amounts to borrowers with outstanding loans that are classified as TDR loans at March 31, 2020. All TDR loans are also included in the loans individually evaluated for impairment as part of the calculation of the allowance for loan losses.

BAYCOM CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)

The following tables present loans by class, modified as TDR loans, for the periods indicated:

Three months ended March 31, 2020	Number of loans	Rate modification	Term modification	Interest only modification	Rate & term modification	Total
Commercial and industrial	3	$-	$322	$-	$-	$322
Construction and land	1	-	2,737	-	-	2,737
Commercial real estate	2	-	1,217	-	-	1,217
Residential	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	6	$-	$4,276	$-	$-	$4,276

Three months ended March 31, 2019	Number of loans	Rate modification	Term modification	Interest only modification	Rate & term modification	Total
Commercial and industrial	2	$-	$176	$-	$321	$497
Construction and land	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Residential	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	2	$-	$176	$-	$321	$497

For the three months ended March 31, 2020 and 2019, the Company recorded no charge-offs related to TDR loans. During the three months ended March 31, 2020, there were no TDR loans for which there was a payment default within the first 12 months of the modification.

The Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act"), signed into law on March 27, 2020, provided guidance around the modification of loans as a result of the COVID-19 pandemic, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. To qualify as an eligible loan under the CARES Act, a loan modification must be (1) related to the COVID-19 pandemic; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency by the President or (B) December 31, 2020.

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

Loans that are assigned higher risk grades are loans that exhibit the following characteristics:

Special Mention loans have potential weaknesses that deserve close attention. If left uncorrected, these potential weaknesses may result in a deterioration of the repayment prospects for the loan or in the Company’s credit position at some future date. Special Mention loans are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification. A Special Mention rating is a temporary rating, pending the occurrence of an event that would cause the risk rating either to improve or to be downgraded.

BAYCOM CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)

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

Doubtful loans have all the weaknesses inherent in loans classified as Substandard with the added characteristic that the weaknesses make collection or liquidation in full, based on currently existing facts, conditions, and value, highly questionable and improbable. Doubtful loans have a high probability of loss, yet certain important and reasonably specific pending factors may work toward the strengthening of the credit.

Losses are recognized as charges to the allowance when the loan or portion of the loan is considered uncollectible or at the time of foreclosure. Recoveries on loans previously charged off are credited to the allowance for loan losses.

The following tables present the internally assigned risk grade by class of loans at the dates indicated:

March 31, 2020	Pass	Special mention	Substandard	Doubtful	Total
Commercial and industrial	$182,938	$947	$1,794	$-	$185,679
Construction and land	40,114	177	3,368	-	43,659
Commercial real estate	1,163,018	14,914	6,350	-	1,184,282
Residential	203,495	857	2,188	-	206,540
Consumer	7,062	-	7	-	7,069
Total	$1,596,627	$16,895	$13,707	$-	$1,627,229

December 31, 2019	Pass	Special mention	Substandard	Doubtful	Total
Commercial and industrial	$166,613	$1,166	$1,512	$-	$169,291
Construction and land	32,879	93	3,349	-	36,321
Commercial real estate	1,071,771	16,021	5,350	-	1,093,142
Residential	153,484	1,215	2,065	-	156,764
Consumer	2,541	-	21	-	2,562
Total	$1,427,288	$18,495	$12,297	$-	$1,458,080

BAYCOM CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(unaudited)

The following tables provide an aging of the Company’s loans receivable as of the dates indicated:

								Recorded
			90 Days					investment >
	30-59 Days	60-89 Days	or more	Total			Total loans	90 days and
March 31, 2020	past due	past due	past due	past due	Current	PCI loans	receivable	accruing
Commercial and industrial	$977	$1,750	$659	$3,386	$181,828	$465	$185,679	$29
Construction and land	457	35	3,054	3,546	39,884	229	43,659	317
Commercial real estate	5,084	-	2,627	7,711	1,162,411	14,160	1,184,282	-
Residential	2,446	41	1,096	3,583	199,746	3,211	206,540	-
Consumer	12	-	1	13	7,054	2	7,069	1
Total	$8,976	$1,826	$7,437	$18,239	$1,590,923	$18,067	$1,627,229	$347

								Recorded
			90 Days					investment >
	30-59 Days	60-89 Days	or more	Total			Total loans	90 days and
December 31, 2019	past due	past due	past due	past due	Current	PCI loans	receivable	accruing
Commercial and industrial	$923	$1,480	$207	$2,610	$166,137	$544	$169,291	$26
Construction and land	325	88	2,961	3,374	32,724	223	36,321	224
Commercial real estate	4,668	4,698	1,460	10,826	1,068,211	14,105	1,093,142	-
Residential	531	122	1,392	2,045	152,261	2,458	156,764	-
Consumer	14	-	13	27	2,533	2	2,562	-
Total	$6,461	$6,388	$6,033	$18,882	$1,421,866	$17,332	$1,458,080	$250

At March 31, 2020 and December 31, 2019, there were $347,000 and $250,000, respectively, of loans greater than 90 days past due and still accruing interest. The balance of nonaccrual loans guaranteed by a government agency, which reduces the Company’s credit exposure, was $1.2 million at both March 31, 2020 and December 31, 2019. Interest foregone on nonaccrual loans was approximately $101,500 and $42,000 for the three months ended March 31, 2020 and March 31, 2019, respectively. At March 31, 2020, there were no residential loans in the process of foreclosure.

Purchase Credit Impaired Loans

As part of acquisitions, the Company has purchased loans, some of which have shown evidence of credit deterioration since origination and it is probable at the acquisition that all contractually requirement payments would not be collected.

The unpaid principal balance and carrying value of the Company’s PCI loans at the dates indicated are as follows:

	March 31, 2020		December 31, 2019
	Unpaid		Unpaid
	principal	Carrying	principal	Carrying
	balance	value	balance	value
Commercial and industrial	$1,135	$465	$1,225	$544
Construction and land	321	229	338	223
Commercial real estate	16,054	14,160	15,930	14,105
Residential	4,121	3,211	3,238	2,458
Consumer	7	2	8	2
Total	$21,638	$18,067	$20,739	$17,332

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(unaudited)

The following table summarized the accretable yield on the purchased credit impaired loans for the periods indicated:

	Three months ended
	March 31,
	2020	2019
Balance at beginning of period	$554	$256
Additions	308	-
Removals	(127)	(2)
Accretion	(141)	(23)
Balance at end of period	$594	$231

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(unaudited)

NOTE 6 – ALLOWANCE FOR LOAN LOSSES

The following tables provide additional information on the allowance for loan losses and loan balances individually and collectively evaluated for impairment at or for the periods indicated:

	Commercial	Construction	Commercial
	and industrial	and land	real estate	Residential	Consumer	Unallocated	Total
Three months ended March 31, 2020
Allowance for loan losses
Beginning balance	$1,762	$164	$4,926	$421	$14	$113	$7,400
Charge-offs	-	-	-	(1)	(16)	-	(17)
Recoveries	4	-	-	-	-	-	4
Provision (reclassification) for loan losses	578	(57)	881	107	5	199	1,713
Ending balance	$2,344	$107	$5,807	$527	$3	$312	$9,100

March 31, 2020
Allowance for loan losses related to:
Loans individually evaluated for impairment	$218	$-	$64	$-	$-	$-	$282
Loans collectively evaluated for impairment	2,126	107	5,743	527	3	312	8,818
PCI loans	-	-	-	-	-	-	-

Loans receivable
Individually evaluated for impairment	$629	$2,773	$3,968	$1,759	$-	$-	$9,129
Collectively evaluated for impairment	184,585	40,657	1,166,154	201,570	7,067	-	1,600,033
PCI loans	465	229	14,160	3,211	2	-	18,067
Total loans	$185,679	$43,659	$1,184,282	$206,540	$7,069	$-	$1,627,229

Three months ended March 31, 2019
Allowance for loan losses
Beginning balance	$1,017	$327	$3,214	$215	$3	$364	$5,140
Charge-offs	-	-	(17)	-	(4)	-	(21)
Recoveries	9	-	-	-	-	-	9
Provision for loan losses	109	13	129	20	3	3	277
Ending balance	$1,135	$340	$3,326	$235	$2	$367	$5,405

March 31, 2019
Allowance for loan losses related to:
Loans individually evaluated for impairment	$10	$-	$-	$-	$-	$-	$10
Loans collectively evaluated for impairment	1,125	340	3,326	235	2	367	5,395
PCI loans	-	-	-	-	-	-	-

Loans receivable
Individually evaluated for impairment	$2,388	$-	$1,342	$645	$-	$-	$4,375
Collectively evaluated for impairment	124,188	45,445	679,973	98,050	1,553	-	949,209
PCI loans	4	224	9,740	1,772	-	-	11,740
Total loans	$126,580	$45,669	$691,055	$100,467	$1,553	$-	$965,324

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(unaudited)

NOTE 7 – PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at the dates indicated:

	March 31,	December 31,
	2020	2019
Premises owned	$11,529	$7,906
Leasehold improvements	2,975	2,362
Furniture, fixtures and equipment	5,473	5,053
Less accumulated depreciation and amortization	(5,198)	(4,792)
Total premises and equipment, net	$14,779	$10,529

Depreciation and amortization included in occupancy and equipment expense totaled $472,000 and $301,000 for the three months ended March 31, 2020 and 2019, respectively.

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

The Company leases its headquarters, 19 branches and administration offices under noncancelable operating leases. These leases expire on various dates through 2030. The Company’s leases often have an option to renew one or more times, at the Company’s discretion, following the expiration of the initial term. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. The Company uses the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used. The Company adopted the requirements of Topic 842 effective January 1, 2019, which required the Company record a right of use lease asset and a lease liability for leases with an initial term of more than 12 months for leases that existed as of January 1, 2019. Future minimum lease payments at March 31, 2020 are for the periods indicated as follows:

For the remainder of 2020	$3,415
2021	3,023
2022	2,520
2023	1,845
2024	1,391
Thereafter	4,056
Total lease payments	16,250
Less: interest	(1,358)
Present value of lease liabilities	$14,892

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(unaudited)

The following table presents the weighted average operating lease term and discount rate at the date indicated:

March 31, 2020
Weighted-average remaining lease term	6.36 years
Weighted-average discount rate	2.70%

Rental expense included in occupancy and equipment on the consolidated statements of income totaled $856,000 and $591,000 for the three months ended March 31, 2020 and 2019, respectively.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Goodwill is determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and the liabilities assumed as of the acquisition date. The Company’s goodwill is assigned to the Bank and is evaluated for impairment at the Bank level (reporting unit). Goodwill that arises from a business combination is evaluated for impairment at least annually, at the reporting unit level. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Core deposit intangible represents the estimated future benefit of deposits related to an acquisition and is booked separately from the related deposits and amortized over an estimated useful live of seven to ten years.

As of March 31, 2020, and December 31, 2019, goodwill totaled $38.8 million and $35.5 million and core deposit intangible totaled $9.7 million and $9.2 million from business combinations, respectively. A significant decline in expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant decline in the price of our common stock could necessitate taking charges in the future related to the impairment of goodwill or core deposit intangibles. The core deposit intangible assets represent the value ascribed to the long-term deposit relationships acquired and is being amortized over an estimated average useful life of seven years. At March 31, 2020, the weighted average remaining useful life was 3.6 years.

Changes in the Company’s goodwill for the periods indicated are as follows:

	March 31, 2020	December 31, 2019
Balance at beginning of period	$35,466	$14,594
Acquired goodwill	3,372	20,872
Impairment	-	-
Balance at end of period	$38,838	$35,466

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. As of March 31, 2020, the Company had positive equity, however, a result of the COVID-19 pandemic, the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the Company exceeded its’ carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that its fair value exceeded its’ carrying value, resulting in no impairment. If adverse economic conditions or the recent decrease in our stock price and market capitalization as a result of the COVID-19 pandemic were to be deemed sustained rather than temporary, it may significantly affect the fair value of our goodwill and may trigger impairment charges. Any impairment charge could have a material adverse effect on our results of operations and financial condition.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(unaudited)

Changes in the Company’s core deposit intangible for the periods indicated were as follows:

	March 31, 2020	December 31, 2019
Balance at beginning of period	$9,185	$7,205
Additions	949	3,604
Less amortization	(473)	(1,624)
Balance at end of period	$9,661	$9,185

Amortization expense in other noninterest expense on the consolidated statements of income totaled $473,000 and $1.6 million for the three months ended March 31, 2020 and year ended December 31, 2019, respectively.

The following table presents the estimated amortization expense with respect to core deposit intangibles as of March 31, 2020 for the periods indicated:

For the remainder of 2020	$1,359
2021	1,813
2022	1,813
2023	1,034
2024	970
Thereafter	2,672
Total	$9,661

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(unaudited)

NOTE 9 – INTEREST RECEIVABLE AND OTHER ASSETS

The Company’s interest receivable and other assets at the dates indicated consisted of the following:

	March 31,	December 31,
	2020	2019
Tax assets, net	$7,913	$5,922
Accrued interest receivable	5,677	5,495
Investment in Small Business Investment
Company (“SBIC”) Funds	2,616	2,272
Prepaid assets	1,665	1,160
Servicing assets	1,984	2,097
Low income housing partnerships, net	1,059	1,171
Investment in statutory trusts	477	475
All other	1,366	926
Total	$22,757	$19,518

NOTE 10 – DEPOSITS

The Company’s deposits consisted of the following at the dates indicated:

	March 31,	December 31,
	2020	2019
Demand deposits	$602,750	$572,341
NOW accounts and savings	366,155	314,125
Money market	509,878	489,206
Time deposits under $250,000	176,570	189,063
Time deposits over $250,000	123,374	136,448
Total	$1,778,727	$1,701,183

At March 31, 2020 and December 31, 2019, the weighted average stated rate on the Company’s interest bearing deposits were 0.64% and 0.86%, respectively.

NOTE 11 – BORROWINGS

The Company has an approved secured borrowing facility with the FHLB for up to 25% of total assets for a term not to exceed five years under a blanket lien of certain types of loans. On March 24, 2020, the Company secured $100.0 million in FHLB advances. The average cost of these advances is 28.5 basis points with $50.0 million maturing April 24, 2020 and $50.0 million maturing May 24, 2020. There were no outstanding borrowings under this facility at December 31, 2019.

The Company has a Federal Funds line with four corresponding banks. Cumulative available commitments totaled $55.0 million and $40.5 at March 31, 2020 and December 31, 2019, respectively. There were no amounts outstanding under these facilities at March 31, 2020 and December 31, 2019.

NOTE 12 – INTEREST PAYABLE AND OTHER LIABILITIES

The Company’s interest payable and other liabilities at the dates indicated consisted of the following:

	March 31,	December 31,
	2020	2019
Accrued expenses	$5,769	$6,241
CDARs deferred fees	266	320
Accounts payable	1,529	2,175
Reserve for unfunded commitments	415	415
Accrued interest payable	1,219	1,607
All other	436	517
Total	$9,634	$11,275

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(unaudited)

NOTE 13 – OTHER EXPENSES

The Company’s other expenses for the periods indicated consisted of the following:

	Three months ended
	March 31,
	2020	2019
Professional fees	$895	$95
Core deposit premium amortization	473	389
Marketing and promotions	330	209
Stationary and supplies	146	137
Insurance (including FDIC premiums)	55	156
Communication and postage	194	96
Loan default related expense	125	63
Director fees and stock compensation	78	121
Bank service charges	34	11
Courier expense	190	113
Other	256	361
Total	$2,776	$1,751

NOTE 14 – EQUITY INCENTIVE PLANS

2017 Omnibus Equity Incentive Plan

The shareholders approved the Omnibus Equity Incentive Plan (“2017 Plan”) in November 2017. The 2017 Plan provides for the awarding by the Company’s Board of Directors of equity incentive awards to employees and non-employee directors. An equity incentive award may be an option, stock appreciation rights, restricted stock units, stock award, other stock-based award or performance award granted under the 2017 Plan. Factors considered by the Board in awarding equity incentives to officers and employees include the performance of the Company, the employee’s or officer’s job performance, the importance of his or her position, and his or her contribution to the organization’s goals for the award period. Generally, awards are restricted and have a vesting period of no longer than ten years. Subject to adjustment as provided in the 2017 Plan, the maximum number of shares of common stock that may be delivered pursuant to awards granted under the 2017 Plan is 450,000. The 2017 Plan provides for an annual restricted stock grant limits to officers, employees and directors. The annual stock grant limit per person for officers and employees is the lessor of 50,000 shares or a value of $2.0 million, and per person for directors, the maximum is 25,000 shares. All unvested restricted shares outstanding vest in the event of a change in control of the Company. Awarded shares of restricted stock vest over (i) a one-year period following the date of grant, in the case of the non-employee directors, and (ii) a three-year or five-year period following the date of grant, with the initial vesting occurring on the one-year anniversary of the date of grant, in the case of the executive officers. As of March 31, 2020, a total of 265,140 shares are available for future issuance under the 2017 Plan.

2014 Omnibus Equity Incentive Plan

In 2014, the shareholders approved the Omnibus Equity Incentive Plan (the “2014 Plan”). A total of 148,962 equity incentive awards were granted under the 2014 Plan. The awards are shares of restricted stock and have a vesting period of one to five years. No future equity awards will be made from the 2014 Plan.

The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date. For the three months ended March 31, 2020 and 2019, total compensation expense for these plans was $309,000 and $120,000, respectively.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(unaudited)

As of March 31, 2020, there was $2.9 million of total unrecognized compensation cost related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately two years.

The following table provides the restricted stock grant activity for the periods indicated:

	Three months ended March 31,
	2020		2019
		Weighted-average		Weighted-average
		grant date		grant date
	Shares	fair value	Shares	fair value
Non-vested at January 1,	142,103	$20.76	131,000	$19.18
Granted	15,173	22.60	22,289	22.38
Vested	(23,435)	19.62	(19,253)	19.51
Forfeited	(1,432)	18.93	-	-
Non-vested, at March 31	132,409	$22.10	134,036	$20.76

NOTE 15 – FAIR VALUE MEASUREMENT

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

In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the lowest level of inputs that is significant to the measurement is used to determine the hierarchy for the entire asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with our quarterly valuation process. There were no transfers between levels during 2020 or 2019.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(unaudited)

The following assets are measured at fair value on a recurring basis at the dates indicated:

March 31, 2020	Total	Level 1	Level 2	Level 3
U.S. Treasuries	$1,002	$1,002	$-	$-
U.S. Government Agencies	8,128	-	8,128	-
Municipal securities	19,198	-	19,198	-
Mortgage-backed securities	42,475	-	42,475	-
Collateralized mortgage obligations	34,359	-	34,359	-
SBA securities	8,775	-	8,775	-
Corporate bonds	9,978	-	9,978	-
Total	$123,915	$1,002	$122,913	$-

December 31, 2019	Total	Level 1	Level 2	Level 3
U.S. Treasuries	$999	$999	$-	$-
U.S. Government Agencies	10,090	-	10,090	-
Municipal securities	18,291	-	18,291	-
Mortgage-backed securities	43,743	-	43,743	-
Collateralized mortgage obligations	28,605	-	28,605	-
SBA securities	9,486	-	9,486	-
Corporate bonds	8,675	-	8,675	-
Total	$119,889	$999	$118,890	$-

The following assets are measured at fair value on a nonrecurring basis as of the dates indicated:

March 31, 2020	Total	Level 1	Level 2	Level 3
Performing impaired loans	$787	$-	$-	$787
Nonperforming impaired loans	8,342	-	-	8,342
OREO	595	-	-	595
Total	$9,724	$-	$-	$9,724

December 31, 2019	Total	Level 1	Level 2	Level 3
Performing impaired loans	$789	$-	$-	$789
Nonperforming impaired loans	6,842	-	-	6,842
OREO	574	-	-	574
Total	$8,205	$-	$-	$8,205

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise and liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. When the fair value of the collateral is based on an observable market price or a current appraised value, which uses substantially observable data, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value or the appraised value contains a significant assumption and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(unaudited)

The Company records OREO at fair value on a nonrecurring basis based on the collateral value of the property. When the fair value of the collateral is based on an observable market price or a current appraised value, which uses substantially observable data, the Company records the OREO as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value or the appraised value contains a significant assumption, and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Management also incorporates assumptions regarding market trends or other relevant factors and selling and commission costs ranging from 5% to 7%. Such adjustments and assumptions are typically significant and result in a Level 3 classification of the inputs for determining fair value.

The carrying amounts and fair values of the Company's financial instruments at the dates indicated are presented below:

	Carrying	Fair	Fair value measurements
March 31, 2020	amount	value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$274,309	$274,309	$274,309	$-	$-
Interest bearing deposits in banks	16,544	16,544	16,544	-	-
Investment securities available-for-sale	121,031	123,915	1,002	122,913	-
Loans held for sale	198	198	-	198	-
Loans, net	1,617,616	1,623,994	-	-	1,623,994
Other equity securities	14,665	14,665	14,665	-	-
Accrued interest receivable	5,677	5,677	-	5,677	-

Financial liabilities:
Deposits	1,778,727	1,782,148	-	1,782,148	-
Other borrowings	100,000	100,000	-	100,000	-
Junior subordinated deferrable interest debentures, net	8,262	8,006	-	-	8,006
Accrued interest payable	1,219	1,219	-	1,219	-

Off-balance sheet liabilities:
Undisbursed loan commitments, lines of
credit, standby letters of credit	131,431	131,016	-	-	131,016

	Carrying	Fair	Fair value measurements
December 31, 2019	amount	value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$295,382	$295,382	$295,382	$-	$-
Interest bearing deposits in banks	1,739	1,739	1,739	-	-
Investment securities available-for-sale	118,132	119,889	999	118,890	-
Loans held for sale	2,226	2,226	-	2,226	-
Loans, net	1,450,229	1,453,067	-	-	1,453,067
Other equity securities	13,905	13,905	13,905	-	-
Accrued interest receivable	5,495	5,495	-	5,495	-

Financial liabilities:
Deposits	1,701,183	1,704,428	-	1,704,428	-
Junior subordinated deferrable interest debentures, net	8,242	8,086	-	-	8,086
Accrued interest payable	1,607	1,607	-	1,607	-

Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	128,934	128,519	-	-	128,519

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(unaudited)

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Lending and Letter of Credit Commitments

In the normal course of business, the Company enters into various commitments to extend credit, which are not reflected in the financial statements. These commitments consist of the undisbursed balance on personal, commercial lines, including commercial real estate secured lines of credit, and of undisbursed funds on construction and development loans. At March 31, 2020 and December 31, 2019, undisbursed commitments totaled $129.1 million and $126.6 million, respectively. In addition, at both March 31, 2020 and December 31, 2019, the Company has issued standby letter of credit commitments, primarily issued for the third-party performance obligations of clients totaling $2.3 million. There were no outstanding balances at March 31, 2020 and December 31, 2019.

Commitments generally have fixed expiration dates or other termination clauses. The actual liquidity needs or the credit risk that the Company will experience will be lower than the contractual amount of commitments to extend credit because a significant portion of these commitments are expected to expire without being drawn upon. The commitments are generally variable rate and include unfunded home equity lines of credit, commercial real estate construction where disbursement is made over the course of construction, commercial revolving lines of credit, and unsecured personal lines of credit. The Company’s outstanding loan commitments are made using the same underwriting standards as comparable outstanding loans. The reserve associated with these commitments included in interest payable and other liabilities on the consolidated balance sheets was $415,000 at both March 31, 2020 and December 31, 2019.

Commercial Real Estate Concentrations

At March 31, 2020 and December 31, 2019, in management’s judgment, a concentration of loans existed in commercial real estate related loans. The Company’s commercial real estate loans are secured by owner-occupied and non-owner occupied commercial real estate and multifamily properties. Although management believes that loans within these concentrations have no more than the normal risk of collectability, a decline in the performance of the economy in general or a decline in real estate value in the Company’s primary market areas in particular, could have an adverse impact on collectability.

Other Assets

The Company has commitments to fund Low Income Housing Tax Credit Partnerships (“LIHTC”) and a Small Business Investment Company (“SBIC”). At both March 31, 2020 and December 31, 2019, the remaining commitments to the LIHTC and SBIC were approximately $3.0 million and $473,000, respectively.

Deposits

At March 31, 2020, approximately $150.0 million, or 8.4%, of the Company's deposits were derived from its top ten depositors. At December 31, 2019, approximately $157.0 million, or 9.2%, of the Company's deposits were derived from its top ten depositors.

Local Agency Deposits and Other Advances

In the normal course of business, the Company accepts deposits from local agencies. The Company is required to provide collateral for certain local agency deposits in the states of California, Colorado, New Mexico and Washington. As of March 31, 2020 and December 31, 2019, the FHLB issued letters of credit on behalf of the Company totaling $26.5 million and $21.5 million, respectively, as collateral for local agency deposits.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to:

•	the effect of the COVID-19 pandemic, including on the Company’ credit quality and business operations, as well as its impact on general economic and financial market conditions and other uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, the U.S. and global economies, and consumer and corporate clients, including economic activity, employment levels and market liquidity;

•	expected revenues, cost savings, synergies and other benefits from our recent acquisitions of Grand Mountain Bancshares, Inc. ( “GMB”) and TIG Bancorp ( “TIG”) might not be realized within the expected time frames or at all and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected;

•	the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses;

•	changes in economic conditions in general and in California, Colorado, Washington, and New Mexico;

•	changes in the levels of general interest rates and the relative differences between short and long-term interest rates, loan and deposit interest rates;

•	uncertainty regarding the future of the London Interbank Offered Rate ("LIBOR"), and the potential transition away from LIBOR toward new interest rate benchmarks;

•	our net interest margin and funding sources;

•	fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas;

•	secondary market conditions for loans and our ability to originate loans held for sale and to sell loans in the secondary market;

•	results of examinations of us by regulatory authorities and the possibility that any such regulatory authority may, among other things, limit our business activities, require us to change our business mix, increase our allowance for loan and lease losses, write-down asset values or increase our capital levels, affect our ability to borrow funds or maintain or increase deposits;

•	risks related to our acquisition strategy, including our ability to identify future suitable acquisition candidates, exposure to potential asset and credit quality risks and unknown or contingent liabilities, the need for capital to finance such transactions, our ability to obtain required regulatory approvals and possible failures in realizing the anticipated benefits from acquisitions;

•	challenges arising from attempts to expand into new geographic markets, products, or services;

•	future goodwill impairment due to changes in our business, market conditions, or other factors;

•	legislative or regulatory changes that adversely affect our business including changes in banking, securities and tax law, and regulatory policies and principles, or the interpretation of regulatory capital or other rules, including changes related to Basel III;

•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the implementing regulations;

•	our ability to attract and retain deposits;

•	our ability to control operating costs and expenses;

•	the use of estimates in determining fair value of certain of our assets and liabilities, which estimates may prove to be incorrect and result in significant changes in valuation;

•	difficulties in reducing risk associated with the loans and securities on our balance sheet;

•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges;

•	the effectiveness of our risk management framework;

•	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions, which could expose us to litigation or reputational harm;

•	an inability to keep pace with the rate of technological advances;

•	our ability to retain key members of our senior management team and our ability to attract, motivate and retain qualified personnel;

•	costs and effects of litigation, including settlements and judgments;

•	our ability to implement our business strategies and manage our growth;

•	liquidity issues, including our ability to borrow funds or raise additional capital, if necessary;

•	the loss of our large loan and deposit relationships;

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing and savings habits;

•	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;

•	adverse changes in the securities markets;

•	inability of key third-party providers to perform their obligations to us;

•	statements with respect to our intentions regarding disclosure and other changes resulting from the Jumpstart Our Business Startups Act of 2012 ("JOBS Act");

•	changes in accounting principles, policies or guidelines and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board;

•	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services;

•	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services including the Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act") ; and

•	the other risks detailed in this report and from time to time in our other filings with the Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Annual Report”).

In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur, and you should not put undue reliance on any forward-looking statements. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to us. We do not undertake and specifically disclaim any obligation to revise any forward-looking statements included in this report or the reasons why actual results could differ from those contained in such statements, whether as a result of new information or to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for 2020 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of us and could negatively affect our consolidated financial condition and consolidated results of operations as well as our stock price performance.

Executive Overview

General. BayCom is a bank holding company headquartered in Walnut Creek, California. BayCom’s wholly owned banking subsidiary, United Business Bank, provides a broad range of financial services to businesses and business owners as well as individuals through its network of 35 full service branches, with 16 locations in California, two in Washington, six in Central New Mexico and 11 in Colorado, including four full-service branches recently acquired in our acquisition of GMB. At March 31, 2020, the Company had approximately $2.2 billion in total assets, $1.6 billion in total loans, $1.8 billion in total deposits and $253.6 million in shareholders’ equity. The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relate primarily to the Bank.

Our principal objective is to continue to increase shareholder value and generate consistent earnings growth by expanding our commercial banking franchise through both strategic acquisitions and organic growth. In recent years, we have expanded our geographic footprint through nine strategic acquisitions, which includes our most recent acquisition of GMB, which was completed in February 2020. We believe our strategy of selectively acquiring and integrating community banks has provided us with economies of scale and improved our overall franchise efficiency. Looking forward, we expect to continue to pursue strategic acquisitions and believe our targeted market areas present us with many and varied acquisition opportunities. We are also focused on continuing to grow organically and believe the markets in which we operate currently provide meaningful opportunities to expand our commercial client base and increase our current market share. We believe our geographic footprint, which now includes the San Francisco Bay area and the metropolitan markets of Los Angeles and Seattle and other community markets including Albuquerque, New Mexico and Denver, Colorado, provides us with access to low cost, stable core deposits in community markets that we can use to fund commercial loan growth. We strive to provide an enhanced banking experience for our clients by providing them with a comprehensive suite of sophisticated banking products and services tailored to meet their needs, while delivering the high quality, relationship-based client service of a community bank.

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

Set forth below is a discussion of the primary factors we use to evaluate and manage our results of operations:

Net interest income. Net interest income represents interest income less interest expense. We generate interest income from interest and fees received on interest earning assets, including loans and investment securities and dividends on Federal Home Loan Bank of San Francisco (“FHLB”) and Federal Reserve Bank of San Francisco (“FRB”) stock we own. We incur interest expense from interest paid on interest bearing liabilities, including interest bearing deposits and borrowings. To evaluate net interest income, we measure and monitor: (i) yields on our loans and other interest earning assets; (ii) the costs of our deposits and other funding sources; (iii) our net interest margin; and (iv) the regulatory risk weighting associated with the assets. Net interest margin is calculated as the annualized net interest income divided by average interest earning assets. Because noninterest bearing sources of funds, such as noninterest bearing deposits and shareholders’ equity, also fund interest earning assets, net interest margin includes the benefit of these noninterest bearing sources.

Changes in market interest rates, the slope of the yield curve, and interest we earn on interest earning assets or pay on interest bearing liabilities, as well as the volume and types of interest earning assets, interest bearing and noninterest bearing liabilities and shareholders’ equity, usually have the largest impact on changes in our net interest spread, net interest margin and net interest income during a reporting period. Because the length of the COVID-19 pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including the recent 150 basis point reductions in the targeted federal funds rate, until the pandemic subsides, the Company expects its net interest income and net interest margin will be adversely affected in 2020 and possibly longer.

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

Goodwill. Our goodwill, which has resulted from a number of acquisitions, is reviewed for impairment annually and more often if an event occurs or circumstances change that might indicate the recorded value of the goodwill is more than its implied value. Such indicators may include, among others: a significant adverse change in legal factors or in the general business climate; significant decline in the Company’s stock price and market capitalization; unanticipated competition; and an adverse action or assessment by a regulator. Any adverse changes in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our financial condition and results of operations.

The testing for impairment may begin with an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that the fair value of goodwill is less than carrying value. The qualitative assessment includes adverse events or circumstances identified that could negatively affect the reporting unit’s fair value as well as positive and mitigating events. When required, the goodwill impairment test involves a two-step process. The first test for goodwill impairment is done by comparing the reporting unit’s aggregate fair value to its carrying value. The Company’s goodwill is assigned to the Bank and is evaluated for impairment at the Bank level (reporting unit). Absent other indicators of impairment, if the aggregate fair value exceeds the carrying value, goodwill is not considered impaired and no additional analysis is necessary. If the carrying value of the reporting unit were to exceed the aggregate fair value, a second test would be performed to measure the amount of impairment loss, if any. To measure any impairment loss the implied fair value would be determined in the same manner as if the reporting unit were being acquired in a business combination. If the implied fair value of goodwill is less than the recorded goodwill an impairment charge would be recorded for the difference. As of March 31, 2020, the Company had positive equity, however, as a result of the COVID-19 pandemic the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the Bank, the reporting unit, exceeds its’ carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the Bank’s fair value exceeded its’ carrying value, resulting in no impairment. If adverse economic conditions or the recent decrease in our stock price and market capitalization as a result of the COVID-19 pandemic were to be deemed sustained rather than temporary, it may significantly affect the fair value of our goodwill and may trigger impairment charges. Any impairment charge could have a material adverse effect on our results of operations and financial condition. See Part II. Item 1A. Risk Factors- “The COVID-19 pandemic has adversely impacted our ability to conduct business and is expected to adversely impact our financial results and those of our clients. The ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic” for additional information.

BayCom’s Response to COVID-19

In response to the current global situation surrounding the COVID-19 pandemic, the Company is offering a variety of relief options designed to support our clients and the communities we serve.

Paycheck Protection Program ("PPP") Participation. The Coronavirus Aid, Relief and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new loan program called the Paycheck Protection Program, or PPP. The goal of the PPP is to avoid as many layoffs as possible, and to encourage small businesses to maintain payrolls. As a qualified SBA lender, the Company was automatically authorized to originate PPP loans upon commencement of the program in April 2020. PPP loans have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be forgiven and repaid by the SBA so long as employee and compensation levels of the business are maintained and 75% of the loan proceeds are used for payroll expenses, with the remaining 25% of the loan proceeds used for other qualifying expenses. The Company has accepted more than 999 applications for PPP loans, including applications from new and existing clients who are small to midsize businesses as well as independent contractors, sole proprietors and partnerships as allowed under the PPP guidance issued in April 2020.

As of April 30, 2020, we have funded over $78.3 million in PPP loans, with an average loan amount of $180,000. Another $49.0 million in PPP loan have been approved and are awaiting funding and $5.4 million are in the application pipeline process as of April 30, 2020. In addition to the 1% interest earned on these loans, the SBA pays us fees for processing PPP loans in the following amounts: (i) five (5) percent for loans of not more than $350,000; (ii) three (3) percent for loans of more than $350,000 and less than $2,000,000; and one (1) percent for loans of at least $2,000,000. We may not collect any fees from the loan applicants. The following table summarizes our PPP participation as of April 30, 2020:

	Funded			Approved			In Process
	Total		Average	Total		Average	Total		Average
	Outstanding	Number	Size	Outstanding	Number	Size	Outstanding	Number	Size
Existing clients	$30,604	166	$184	$28,196	338	$83	$929	28	$33
New clients	47,720	270	177	20,775	174	119	4,515	23	196
Total PPP loans	$78,324	436	$180	$48,971	512	$96	$5,444	51	$107

The PPP loans to our existing clients are in addition to $108.5 million in loans these borrowers had outstanding with the Company at March 31, 2020.

We intend to utilize the FRB's Paycheck Protection Program Liquidity Facility (“PPPLF”), pursuant to which the Company will pledge its PPP loans as collateral to obtain FRB non-recourse loans. The PPPLF will take the PPP loans as collateral at face value.

Allowance for Loan Losses and Loan Modifications

The Company recorded a provision of $1.7 million for the first quarter of 2020, compared to $277,000 in the first quarter a year ago due primarily to forecasted credit deterioration reflecting the potential future impact of COVID-19 on the economy. As of March 31, 2020, the Bank had modified six loans totaling $5.1 million due to COVID-19 related issues. These modifications were not classified as TDRs at March 31, 2020 in accordance with the guidance of the CARES Act. The CARES Act provided that the short-term modification of loans as a result of the COVID-19 pandemic, made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current under the CARES Act if they are less than 30 days past due on their contractual payments at the time a modification program is implemented.

We have received, and continue to receive, inquiries and requests from borrowers for some type of payment relief due to the COVID 19-pandemic. In response, the Company has made available the following short-term relief option to all borrowers affected by COVID-19:

•	Interest only payments on term debt for up to 180 days;

•	Full payment deferrals for up to 90 days upon request with an extension for another 90 days upon submission of specified documentation and recovery plans;

•	Loan re-amortization, especially in cases where significant prepayments of principal have occurred and to provide for continuing payment reduction at the end of the 180-day deferment period;

•	Covenant waivers and resets;

•	Extension of up to six months on loans maturing prior to December 31, 2020;

•	Maturity extensions of up to five years on real estate secured loans subject to certain limitations; and

•	Maturity extensions of up to two years on revolving lines of credit and non-real estate secured term loans subject to certain limitations.

All loans modified due to COVID-19 will be separately monitored and any request for continuation of relief beyond the initial modification will be reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate.

As of April 30, 2020, we had received requests to modify 391 loans aggregating $406.2 million, or 23.9% of total loans. As of that date, we had modified 319 loans aggregating $353.9 million, or 21.8% of total loans, consisting of the deferral of principal and/or interest and/or the extension of the loan maturity date as reflected in the following table:

						Payment	As a %
	Maturity	Interest Only Payments		Principal and Interest Deferrals		Relief	of each
Loan Type	Extensions	90 days	180 days	90 days	180 days	Total	loan type
Hospitality	$735	$27,577	$-	$7,499	$59,921	$95,732	66.6%
Retail	-	22,715	494	4,933	38,386	66,528	30.4%
Multi-family	-	4,629	20,265	2,875	18,917	46,686	18.3%
Commercial	3,026	12,633	2,546	3,520	13,814	35,539	18.9%
Gas station	-	100	-	2,814	19,045	21,959	21.7%
Restaurant	-	-	-	800	15,232	16,032	66.8%
Industrial	-	570	-	-	7,834	8,404	9.8%
Residential	168	926	286	3,533	3,186	8,099	5.1%
Mixed Use	-	899	-	-	7,133	8,032	31.9%
Office	-	2,055	-	-	5,844	7,899	5.9%
Automotive	-	-	-	2,160	5,477	7,637	37.8%
Convalescent	2,853	4,690	-	-	-	7,543	17.3%
Warehouse	-	-	-	1,840	5,292	7,132	41.2%
Construction and land	972	3,436	-	581	463	5,452	12.2%
Church	-	-	-		5,028	5,028	20.4%
Specialty use	628	1,290	-	1,223	1,837	4,978	10.2%
All other	454	-	-		326	780	2.7%
Investor residential	-	48	-	-	264	312	0.7%
Consumer	-	-	4	49	31	84	1.5%
Total	$8,836	$81,568	$23,595	$31,827	$208,030	$353,856	21.8%
Loan Count	17	63	11	40	188	319	6.7%

As reflected in the above table, the primary method of relief granted by the Company has been to allow the borrower to defer their loan payments for up to six months. After the deferral period, normal loan payments will continue, however, payments will be applied first to interest until the deferred interest is repaid and thereafter applied to both principal and interest with any deficiency in amortized principal payments added to the balloon payment due at maturity. We believe the steps we are taking are necessary to effectively manage our portfolio and assist our clients through the ongoing uncertainty surrounding the duration, impact and government response to the COVID-19 pandemic.

As of April 30, 2020, we had funded $30.6 million in PPP loans to clients who have also been granted some form of loan modification as reflected in the above table.

Branch Operations and Additional Client Support

We have taken various steps to ensure the safety of our clients and our personnel. Many of our employees are working remotely or have flexible work schedules, and we have established protective measures within our offices to help ensure the safety of those employees who must work on-site. The Family First Coronavirus Response Act also provides additional flexibility to our employees to help navigate their individual challenges.

The COVID-19 pandemic has caused significant disruptions to our branch operations resulting in the implementation of various social distancing measures at the Company to address client and community needs, including branch lobby closures. To ensure the safety of our clients and employees, services are offered through drive up facilities and/or by appointment.

For clients that may need access to funds in their certificate of deposits to assist with living expenses during the COVID-19 pandemic, we are waiving early withdrawal penalties for withdrawals up to $25,000. Overdraft and fee reversals are waived on a case-by-case basis. We are cautious when paying overdrafts beyond the client's total deposit relationship, overdraft protection options or their overdraft coverage limits.

Comparison of Financial Condition at March 31, 2020 and December 31, 2019

Total assets. Total assets increased $174.6 million, or 8.8%, to $2.2 billion at March 31, 2020, from $2.0 billion at December 31, 2019. The increase was comprised of an increase in loans totaling $167.4 million, or 11.5%, driven by the completion of our acquisition of GMB during the first quarter of 2020, and new loan originations and purchases. The increases in investment securities available-for-sale and interest bearing deposits in banks also primarily resulted from the GMB acquisition. These increases were partially offset by a decrease in cash and cash equivalents.

Cash and cash equivalents. Cash and cash equivalents decreased $21.1 million, or 7.1%, to $274.3 million, at March 31, 2020, from $295.4 million at December 31, 2019, primarily to fund organic loan growth and purchased loans, as well as cash required for the GMB acquisition. We intend to invest our excess cash in loans and marketable securities until such funds are needed to support acquisitions or other growth oriented operating or strategic initiatives.

Investment securities available-for-sale. Investment securities available-for-sale increased $4.0 million, or 3.4%, to $123.9 million at March 31, 2020 from $119.9 million at December 31, 2019. The increase was primarily due to $4.4 million of securities acquired in the GMB acquisition, partially offset by the routine amortization and repayment of investment principal balances. At March 31, 2020 and December 31, 2019, all of our investment securities were classified as available-for-sale.

Loans receivable, net. We originate a wide variety of loans with a focus on commercial real estate (“CRE”) loans and commercial and industrial loans. Loans receivable, net of allowance for loan losses, increased $167.4 million, or 11.5%, to $1.6 billion at March 31, 2020 from $1.5 billion at December 31, 2019. The increase was primarily due to the $98.4 million of loans acquired in the GMB acquisition and $63.1 million in new loan originations. Loan originations for quarter ended March 31, 2020 totaled $110.9 million compared to $20.7 million during the first quarter 2019. The increase in loan originations for the current period compared to the comparable period in 2019 primarily was the result of the growth of our operations from recent acquisitions. Loan originations in the first quarter of 2020 were spread throughout our markets with the majority focused in the Los Angeles, Sacramento, and San Francisco Bay Area with commercial and multifamily real estate secured loans accounting for the majority of the originations during the quarter.

The following table provides information about our loan portfolio by type of loan at the dates indicated:

	March 31,	December 31,
	2020	2019
	(Dollars in thousands)
Commercial and industrial	$185,214	$168,747
Real estate:
Residential	203,329	154,306
Multifamily residential	254,278	215,073
Owner-occupied CRE	411,852	416,141
Non-owner occupied CRE	503,992	447,823
Construction and land	43,430	36,098
Total real estate	1,416,881	1,269,441
Consumer	7,067	2,560
PCI loans	18,067	17,332
Total Loans	1,627,229	1,458,080
Deferred loan fees and costs, net	(513)	(451)
Allowance for loan losses	(9,100)	(7,400)
Loans, net	$1,617,616	$1,450,229

The following tables show the geographic distribution of our loan portfolio in dollar amounts and percentages, at the dates indicated:

	San Francisco Bay				Total in State of
	Area (1)		Other California		California		All Other States (2)		Total
		% of		% of		% of		% of		% of
		Total in		Total in		Total in		Total in		Total in
	Amount	Category	Amount	Category	Amount	Category	Amount	Category	Amount	Category
	(Dollars in thousands)
March 31, 2020
Commercial and industrial	$44,445	9.4%	$65,883	10.8%	$110,328	10.2%	$75,351	13.9%	$185,679	11.4%
Real estate:
Residential	50,114	10.5%	48,967	8.0%	99,081	9.1%	107,459	19.8%	206,540	12.7%
Multifamily residential	66,590	14.0%	126,114	20.7%	192,704	17.8%	64,878	11.9%	257,582	15.8%
Owner-occupied CRE	165,217	34.8%	163,656	26.9%	328,873	30.4%	88,884	16.3%	417,757	25.7%
Non-owner occupied CRE	146,932	30.9%	199,085	32.7%	346,017	31.9%	162,926	30.0%	508,943	31.3%
Construction and land	1,667	0.4%	4,613	0.8%	6,280	0.6%	37,379	6.9%	43,659	2.7%
Total real estate	430,520		542,435		972,955		461,526		1,434,481
Consumer	67	0.0%	24	0.1%	91	0.0%	6,978	1.2%	7,069	0.4%
Total loans	$475,032		$608,342		$1,083,374		$543,855		$1,627,229

December 31, 2019
Commercial and industrial	$52,140	9.7%	$56,272	11.5%	$108,412	10.6%	$60,879	14.1%	$169,291	11.6%
Real estate:
Residential	54,467	10.2%	44,428	9.1%	98,895	9.6%	57,869	13.4%	156,764	10.7%
Multifamily residential	72,248	13.5%	82,110	16.7%	154,358	15.1%	64,052	14.8%	218,410	15.0%
Owner-occupied CRE	184,255	34.4%	144,524	29.5%	328,779	32.1%	93,774	21.7%	422,553	29.0%
Non-owner occupied CRE	169,776	31.7%	159,363	32.5%	329,139	32.1%	123,040	28.4%	452,179	31.0%
Construction and land	2,290	0.4%	3,323	0.7%	5,613	0.5%	30,708	7.1%	36,321	2.5%
Total real estate	$483,036		$433,748		$916,784		$369,443		$1,286,227
Consumer	321	0.1%	-	0.0%	321	0.0%	2,241	0.5%	2,562	0.2%
Total loans	$535,497		$490,020		$1,025,517		$432,563		$1,458,080

(1)	Includes Alameda, Contra Costa, Solano, Napa, Sonoma, Marin, San Francisco, San Joaquin, San Mateo and Santa Clara counties.
(2)	Includes loans located primarily in the states of Colorado, New Mexico and Washington. At March 31, 2020, loans in Colorado, New Mexico and Washington totaled $233.6 million, $87.5 million and $105.3 million, respectively. At December 31, 2019, loans in Colorado, New Mexico and Washington totaled $142.0 million, $89.6 million and 103.7 million, respectively.

Nonperforming assets and nonaccrual loans. Nonperforming assets consists of nonaccrual loans, accruing loans that are 90 days past due and other real estate owned (“OREO”). Nonperforming assets increased $1.6 million, or 21.1%, to $9.3 million at March 31, 2020 from $7.7 million at December 31, 2019, primarily due to an increase in nonaccrual loans. Included in nonaccrual loans at March 31, 2020 and December 31, 2019, are $787,000 and $789,000, respectively, of TDRs, which are performing in accordance with their restructured terms. The Company had nonaccrual loans totaling $8.3 million, or 0.51% of total loans, of which $1.2 million are guaranteed by governmental agencies at March 31, 2020 as compared to $6.8 million or 0.47% of total loans at December 31, 2019. This increase in nonaccrual loans during the first quarter of 2020 was driven primarily by the addition of one non-owner occupied commercial real estate loan and to a lesser extent, three single-family residential loans. At March 31, 2020, accruing loans past due 30 to 89 days totaled $10.8 million, compared to $12.8 million at December 31, 2019. This decrease was primarily due to a sharp reduction of past due loans in the 60-89 days category, partially offset by an increase in nonaccrual loans. OREO totaled $595,000 and $574,000 at March 31, 2020 and December 31, 2019, respectively.

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

Troubled debt restructured loans. Troubled debt restructurings, also referred to as “TDRs” herein, which are accounted for under ASC Topic 310-40, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a below market interest rate, a reduction in principal, or a longer term to maturity. At March 31, 2020, TDRs totaled $4.3 million, compared to $4.4 million at December 31, 2019. At March 31, 2020 and December 31, 2019, the Company had TDRs that were accruing and performing in accordance with their modified terms of $787,000 and $789,000, respectively. Performing TDRs are not considered nonperforming assets as they continue to accrue interest despite being considered impaired due to the restructured status.

The following table sets forth the nonperforming loans, nonperforming assets and troubled debt restructured loans as of the dates indicated:

	March 31,	December 31,
	2020	2019
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Commercial and industrial	$629	$618
Real estate:
Residential	1,759	1,488
Multifamily residential	294	297
Owner-occupied CRE	1,565	1,349
Non-owner occupied CRE	1,322	340
Construction and land	2,773	2,737
Total real estate	7,713	6,211
Consumer	-	13
Total nonaccrual loans	8,342	6,842
More than 90 days past due and still accruing	347	250
Real estate owned	595	574
Total nonperforming assets(1)	$9,284	$7,666
Troubled debt restructurings – performing	$787	$789
PCI loans	$18,067	$17,332
Nonperforming assets to total assets (1)	0.43%	0.38%
Nonperforming loans to total loans (1)	0.51%	0.47%

(1)

Performing TDRs are not included in nonperforming loans above, nor are they included in the numerators used to calculate this ratio. Loans more than 90 days past due still accruing interest are included in nonperforming assets above, and are included in the numerators used to calculate this ratio.

Loans under ASC Topic 310-30 are considered performing and are not included in nonperforming assets in the table above. At March 31, 2020 and December 31, 2019, we had no credit impaired loans under ASC Topic 310-30 that were 90 days past due and still accruing.

For the three months ended March 31, 2020, and 2019, interest foregone on nonaccrual loans was $101,500 and $42,000, none of which was included in interest income.

Potential problem loans. Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which we are monitoring because the financial information of the borrower causes us concerns as to their ability to comply with their loan repayment terms. Potential problem loans, not included in our nonperforming loans, totaled $5.4 million and $5.5 million at March 31, 2020 and December 31, 2019, respectively.

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

In accordance with acquisition accounting, loans acquired in our acquisitions were recorded at their estimated fair value, which resulted in a net discount to the loans contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value and as a result no allowance for loan losses is recorded for acquired loans at the acquisition date. Although the discount recorded on the acquired loans is not reflected in the allowance for loan losses, or related allowance coverage ratios, we believe it should be considered when comparing the current ratios to similar ratios in periods prior to our recent acquisitions. As of March 31, 2020, acquired loans, net of their discounts, totaled $630.9 million compared to $590.9 million at December 31, 2019. The remaining net discount on these acquired loans was $7.1 million and $8.0 million at March 31, 2020 and December 31, 2019, respectively.

Based on the Company’s established comprehensive methodology discussed above, the allowance for loan losses was $9.1 million at March 31, 2020, or 0.56% of total loans and 109.09% of nonperforming loans. This compares to an allowance for loan losses at December 31, 2019 of $7.4 million, or 0.51% of total loans and 108.16% of nonperforming loans.

The following table presents an analysis of changes in the allowance for loan losses for the periods indicated:

	March 31,	December 31,
	2020	2019
	(Dollars in thousands)
Balance at beginning of period	$7,400	$5,140
Provisions for loan losses	1,713	2,224
Recoveries
Commercial and industrial	4	57
Residential	-	1
Owner-occupied CRE	-	-
Non-owner occupied CRE	-	-
Consumer	-	-
Total recoveries	4	58
Charge-offs
Commercial and industrial	-	-
Residential	(1)	(1)
Owner-occupied CRE	-	-
Non-owner occupied CRE	-	(17)
Consumer	(16)	(4)
Total charge-offs	(17)	(22)
Net (charge-offs) recoveries	(13)	36
Balance at end of period	$9,100	$7,400

Allowance for loan losses as a percentage of total loans	0.56%	0.51%
Allowance for loan losses to total loans excluding PCI loans	0.57%	0.51%
Allowance for loan losses excluding acquired loans (loans not covered by the allowance)	0.91%	0.86%
Allowance for loan losses as a percentage of total nonperforming loans	109.09%	108.16%
Net (charge-offs)/recoveries as a percentage of average loans outstanding for the period	0.00%	0.00%

As of March 31, 2020, the Company had $9.1 million in impaired loans, inclusive of $8.3 million of nonperforming loans and $787,000 of performing TDRs. Of these impaired loans, only $587,000 had allowances for loan losses recorded of $282,000, as their estimated collateral value or discounted expected cash flows is equal to or exceeds their carrying costs. As of December 31, 2019, the Company had $7.6 million in impaired loans, inclusive of $6.8 million of nonperforming loans and $789,000 of performing TDRs. Of these impaired loans, only $464,000 had allowances for loan losses recorded of $171,000, as their estimated collateral value or discounted expected cash flows is equal to or exceeds their carrying costs.

Management considers the allowance for loan losses at March 31, 2020 to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. A further decline in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Right-of-use assets and lease liabilities. On January 1, 2019, the Company adopted the new accounting standards that require lessees to recognize operating leases on the Condensed Consolidated Balance Sheets as right-of-use assets and lease liabilities based on the value of the discounted future lease payments. Lessor accounting is largely unchanged. Expanded disclosures about the nature and terms of lease agreements are required prospectively and are included in Note 7 – Premises and Equipment in the Notes to the Condensed Consolidated Financial Statements included in “Item 1 - Financial Statements” within this report. The Company elected to retain prior determinations of whether an existing contract contains a lease and how the lease should be classified. The recognition of leases existing on January 1, 2019 did not require an adjustment to beginning retained earnings. Upon adoption of the accounting standards, the Company recognized right-of-use assets and lease liabilities of $7.8 million and $8.2 million respectively. Adoption of these accounting standards did not have a significant effect on the Company’s regulatory capital measures.

Premises and Equipment. Premises and equipment increased $4.3 million, or 40.4%, to $14.8 million at March 31, 2020 from $10.5 million at December 31, 2019. The increase in premises and equipment was due to the GMB acquisition.

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

Total deposits increased $77.5 million, or 4.6%, to $1.8 billion at March 31, 2020 from $1.7 billion at December 31, 2019. The $77.5 million increase was primarily driven by $118.4 million of deposits acquired in the GMB acquisition, offset by normal fluctuations within our deposit portfolio. Noninterest bearing demand deposits totaled $602.8 million, or 33.9% of total deposits, at March 31, 2020 compared to $572.3 million, or 33.6% of total deposits at December 31, 2019.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offer at the dates indicated.

	March 31,	December 31,
	2020	2019	% Change
	(Dollars in thousands)
Noninterest bearing demand deposits	$602,750	$572,341	5.3%
NOW accounts and savings	366,155	314,125	16.6%
Money market	509,878	489,206	4.2%
Time deposits - under $250,000	176,570	189,063	(6.6)%
Time deposits - $250,000 and over	123,374	136,448	(9.6)%
Total	$1,778,727	$1,701,183	4.6%

Borrowings. Although deposits are our primary source of funds, we may from time to time utilize borrowings as a cost effective source of funds when they can be invested at a positive interest rate spread, for additional capacity to fund loan demand, or to meet our asset/liability management goals. We are a member of and may obtain advances from the FHLB of San Francisco, which is part of the Federal Home Loan Bank System. The eleven regional Federal Home Loan Banks provide a central credit facility for their member institutions. These advances are provided upon the security of certain of our mortgage loans and mortgage-backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. Although the Company has not experienced any significant pressure on its deposit balances or on its liquidity position as a result of the COVID-19 pandemic, on March 24, 2020, the Company secured $100.0 million in advances from the FHLB. The average cost of these advances is 28.5 basis points with $50.0 million maturing April 24, 2020 and $50.0 million maturing May 24, 2020. These advances increased the Company’s liquidity position and are being used to support PPP and other lending during the COVID-19 pandemic and, if needed, to fund deposit withdrawals by our clients in these uncertain times. At March 31, 2020, we had the ability to borrow up to $491.8 million from the FHLB. At December 31, 2019, we had no FHLB advances outstanding and the ability to borrow up to $542.4 million. We expect to utilize the Federal Reserve’s PPPLF, pursuant to which the Bank will pledge PPP loans as collateral to obtain FRB non-recourse loans to repay, in part, these advances.

In addition to FHLB advances, we may also utilize Fed Funds purchased from correspondent banks as a source of short-term funding. At March 31, 2020 and December 31, 2019, we had a total of $55.0 million and $40.5 million, respectively, in federal funds line available from third-party financial institutions and no balances outstanding at these dates.

We are required to provide collateral for certain local agency deposits. As of March 31, 2020 and December 31, 2019, the FHLB had issued a letter of credit on behalf of the Bank totaling $26.5 million and $21.5 million, respectively as collateral for local agency deposits.

Shareholders’ equity. Shareholders’ equity decreased $659,000, or 0.3%, to $253.6 million at March 31, 2020 from $254.2 million at December 31, 2019. The decrease in shareholders’ equity at March 31, 2020 compared to December 31, 2019 was primarily due to the repurchase of $4.6 million of our common stock, partially offset by net income of $2.8 million and a $810,000 increase in other comprehensive income representing an increase in the unrealized gains on investments securities, net of tax during the first quarter of 2020. The Company repurchased 228,525 shares of its common stock at an average cost of $20.11 during the quarter ended March 31, 2020 pursuant to its October 2019 and March 11, 2020 stock repurchase plans, leaving a total of 542,610 shares available for future purchases under the second stock repurchase plan.

The Company does not pay a regular cash dividend.

Comparison of Results of Operations for the Three Months Ended March 31, 2020 and 2019

Earnings summary. Net income was $2.8 million for the three months ended March 31, 2020, compared to $4.9 million for the three months ended March 31, 2019, a decrease of $2.1 million or 43.0%. Earning for the first quarter reflect the impact of the COVID-19 pandemic which resulted in a substantial reduction in business activity or the closing of businesses in the states we operate. The decrease in net income was the result of an increase in noninterest expense outpacing the increase in net interest income. Noninterest expense increased primarily due to $3.0 million in acquisition-related expenses during the first quarter of 2020 compared to no acquisition-related expense in the comparable quarter in 2019 and higher operational costs related to the completion of three acquisitions over the last year and an increase in provision for loan losses due primarily to forecasted loan losses due to the deteriorating economic conditions driven by the impact of COVID-19.

Diluted earnings per share were $0.23 for the three months ended March 31, 2020, a decrease of $0.22 from diluted earnings per share of $0.45 for the three months ended March 31, 2019.

The Company’s efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income before provision for loan losses plus noninterest income, was 74.81% for the three months ended March 31, 2020, compared to 57.39% for the three months ended March 31, 2019. The change in the efficiency ratio for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily is attributable to GMB acquisition-related expenses, totaling $3.0 million during the first quarter of 2020.

Interest income. Interest income for the three months ended March 31, 2020 was $22.5 million, compared to $16.4 million for the three months ended March 31, 2019, an increase of $6.1 million or 37.5%. The increase in interest income was due to an increase in average interest earning assets, principally loans, which was driven primarily by our recent acquisitions and organic growth. Interest on loans, including fees, increased $7.1 million, or 52.2%, as a result of a $579.0 million increase in the average balance of loans outstanding, partially offset by a 33 basis point decrease in the average loan yield. The average yield on loans for the first quarter of 2020 was 5.34% compared to 5.67% for the same quarter last year. The accretion of the net discount on acquired loans increased the yield on loans by 41 basis points and 33 basis points during the first quarter of 2020 and 2019, respectively. Interest income on loans for the three months ended March 31, 2020 included $1.6 million in accretion of the net discount on acquired loans and revenue from purchase credit impaired loans in excess of discounts, compared to $784,000 for the three months ended March 31, 2019. The incremental accretion and the impact on loan yield will change during any period based upon the volume of prepayments, but it is expected to decrease over time as the balance of the net discount declines. The remaining net discount on these purchased loans was $7.1 million and $7.0 million at March 31, 2020 and 2019, respectively.

Interest income on interest bearing deposits decreased $1.1 million as a result of a $102.3 million decrease in the average balance of interest bearing deposits and a 94 basis point decrease in the average yield on interest bearing deposits to 1.56% for the three months ended March 31, 2020 from 2.50% for the three months ended March 31, 2019.

Interest income on investment securities available-for-sale increased $112,000 as a result of a $22.1 million increase in the average balance of investment securities available-for-sale, partially offset by a 15 basis point decrease in the average yield on investment securities to 2.55% for the three months ended March 31, 2020 from 2.70% for the three months ended March 31, 2019.

Interest expense. Interest expense increased by $961,000, or 64.4%, to $2.5 million for the three months ended March 31, 2020 from $1.5 million for the three months ended March 31, 2019. The average cost of interest bearing liabilities increased 14 basis points to 0.84% for the three months ended March 31, 2020 from 0.70% for the three months ended March 31, 2019. Total average interest bearing liabilities increased by $310.1 million, or 35.8%, to $1.2 billion for the three months ended March 31, 2020 from $865.5 million for the three months ended March 31, 2019, due largely to our recent acquisitions. Interest expense on deposits increased $982,000, or 72.9%, to $2.3 million during the three months ended March 31, 2020 from $1.3 million during this same period in 2019, due to an increase in the average balance of and rate paid on interest bearing deposits. The average rate paid on interest bearing deposits increased by 17 basis points to 0.81% for the three months ended March 31, 2020, from 0.64% for the three months ended March 31, 2019, reflecting higher interest rates paid on deposits we acquired in our recent acquisitions as compared to our legacy deposits as well as the lag in the market’s response to lowering deposit pricing when the targeted federal funds rate decreased in the second half of 2019 and the first quarter of 2020. The effect of recent changes in the targeted federal funds rate on the cost of funding liabilities typically lags the effect on the yield earned on interest-earning assets as rates on many deposit accounts are decision based, not tied to a specific market-based index and are based on competition for deposits, while most interest-earning assets adjust earlier because they are tied to a specific market-based index. The increase in the cost of interest bearing deposits was partially offset by an increase in the average balance of noninterest bearing deposits. Interest expense on borrowings decreased to $125,000 for the three months ended March 31, 2020, from $146,000 for the three months ended March 31, 2019, reflecting a sharp decline in the average cost of borrowing to 2.84% for the three months ended March 31, 2020, from 7.24% for the three months ended March 31, 2019, despite an increase in the average balance of borrowings outstanding.

Net interest income. Net interest income increased $5.2 million, or 34.8%, to $20.0 million for the three months ended March 31, 2020 compared to $14.9 million for the three months ended March 31, 2019. Annualized net interest margin for the three months ended March 31, 2020 decreased eight basis points to 4.22% from 4.30% for the same period in 2019. Accretion of acquisition accounting discounts on loans and the recognition of revenue from acquired loans in excess of discounts increased our net interest margin by 41 and 33 basis points during the three months ended March 31, 2020 and 2019, respectively. The average yield on interest earning assets remained unchanged at 4.74% for both the three months ended March 31, 2020 and 2019, while the average cost of interest bearing liabilities for the three months ended March 31, 2020 increased to 0.84%, an increase of 14 basis points from 0.70% during the three months ended March 31, 2019.

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

	Three months ended March 31,
	2020			2019
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield	Balance (1)	Interest	Yield
	(Dollars in thousands)
Interest earning assets
Interest bearing deposits in banks	$220,952	$859	1.56%	$323,284	$1,989	2.50%
Investments available-for-sale	121,915	777	2.55%	99,803	665	2.70%
FHLB Stock	7,220	126	6.98%	5,159	92	7.23%
FRB Stock	7,199	109	6.05%	4,097	61	6.04%
Total loans	1,547,598	20,620	5.34%	968,558	13,550	5.67%
Total interest earning assets	1,904,884	22,490	4.74%	1,400,901	16,357	4.74%
Noninterest earning assets	153,150			83,479
Total average assets	$2,058,034			$1,484,380

Interest bearing liabilities
Savings	$98,215	$45	0.18%	$52,348	$10	0.08%
NOW accounts	247,571	57	0.09%	197,725	34	0.07%
Money market	500,219	918	0.74%	395,786	557	0.57%
Time deposits	312,012	1,308	1.68%	211,484	745	1.43%
Total deposit accounts	1,158,017	2,328	0.81%	857,343	1,346	0.64%
Junior subordinated debentures, net	8,249	118	5.73%	8,173	146	7.24%
Other borrowings	9,368	7	0.29%	-	-	-
Total interest bearing liabilities	1,175,634	2,453	0.84%	865,516	1,492	0.70%
Noninterest bearing liabilties	627,352			414,919
Total average liabilities	1,802,986			1,280,435
Average equity	255,048			203,945
Total average liabilities and equity	$2,058,034			$1,484,380
Net interest income		$20,037			$14,865
Interest rate spread (2)			3.90%			4.04%
Net interest margin (3)			4.22%			4.30%
Ratio of average interest earning assets
to average interest bearing liabilities			162.03%			161.86%

(1)	Average balances are average daily balances.
(2)	Interest rate spread is calculated as the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(3)	Net interest margin is calculated as net interest income divided by total average interest earning assets.

Rate/Volume Analysis. Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest earning assets and interest bearing liabilities, as well as changes in weighted average interest rates. The following table sets forth the effects of changing rates and volumes on our net interest income during the periods shown. Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). Changes applicable to both volume and rate have been allocated to volume. Yields have been calculated on a pre-tax basis. The following table compares the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020 compared to 2019
	Increase/(Decrease)
	Attributable to
	Rate	Volume	Total
	(Dollars in thousands)
Interest earning assets
Interest bearing deposits in banks	$(500)	$(630)	$(1,130)
Investments available-for-sale	(36)	148	112
FHLB stock and FRB stock	(4)	85	81
Total loans	(1,271)	8,341	7,070
Total interest income	(1,811)	7,944	6,133

Interest bearing liabilities
Savings	26	9	35
NOW accounts	14	9	23
Money market accounts	214	147	361
Time deposits	209	354	563
Total deposit accounts	463	519	982
Borrowed funds	(190)	169	(21)
Total interest expense	273	688	961
Net interest income	$(2,084)	$7,256	$5,172

Provision for loan losses. We recorded a provision for loan losses of $1.7 million for the three months ended March 31, 2020, compared to a provision for loan losses of $277,000 for the three months ended March 31, 2019. This increase in the provision for loan losses was a result of the origination of new loans, the renewal of acquired loans out of the discounted acquired loan portfolio and, for most part, in consideration of deteriorating economic conditions driven by the impact of COVID-19 pandemic on the U.S. and global economies. We had net charge-offs on loans of $13,000 for the three months ended March 31, 2020 compared to net charge-offs on loans of $12,000 during the three months ended March 31, 2019. The allowance for loan losses to total loans was 0.56% at both March 31, 2020 and March 31, 2019. See Comparison of Financial Condition - Allowance for loan losses for additional details. A further decline in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations.

Noninterest income. Noninterest income increased $458,000, or 21.6%, to $2.6 million for the three months ended March 31, 2020 compared to $2.1 million for the three months ended March 31, 2019. The increase in noninterest income compared to the same period in 2019 was due primarily to an increase in gain on sale of loans, an increase in loan servicing fees and other income, partially offset by decreases in other income and service charges and other fees. During the three months ended March 31, 2020, the Company sold $8.4 million of SBA loans (guaranteed portion), which generated a gain on sale of $642,000, compared to a gain of $190,000 during the three months ended March 31, 2019. Loan servicing fees and other income increased $236,000, or 57.6%, to $646,000 for the three months ended March 31, 2020, compared to $410,000 for the three months ended March 31, 2019, as the result of an expansion of our SBA loan portfolio and loan and deposit-based fees on accounts acquired in our recent acquisitions.. Other noninterest income decreased $202,000, or 25.7%, to $585,000 during the three months ended March 31, 2020, compared to $787,000 during the same period in 2019, due primarily to lower fees collected for placing CDARs deposits.

The following table presents the key components of noninterest income for the periods indicated:

	Three months ended March 31,
	2020	2019	$ Change	% Change
	(Dollars in thousands)
Gain on sale of loans	$642	$190	$452	237.9%
Service charges and other fees	705	733	(28)	(3.8)%
Loan servicing and other loan fees	646	410	236	57.6%
Other income and fees	585	787	(202)	(25.7)%
Total noninterest income	$2,578	$2,120	$458	21.6%

Noninterest expense. Noninterest expense increased $7.2 million, or 73.6%, to $16.9 million for the three months ended March 31, 2020 compared to $9.7 million for the three months ended March 31, 2019. Each line category of noninterest expense in the table below was higher than the previous year, as we grew due to three recent acquisitions and organic growth. Salaries and related benefits increased $2.7 million, or 46.0%, to $8.7 million, as the number of full-time equivalent employees increased to 315 at March 31, 2020, compared to 205 a year earlier. Occupancy and equipment expenses increased $701,000, or 63.2%, to $1.8 million, primarily due to occupancy costs related to the operation of additional acquired branches. As of March 31, 2020, we operated 35 full-service branches, compared to 22 a year earlier. Data processing expenses increased $2.7 million, or 292.1%, to $3.6 million, primarily due to GMB acquisition-related expenses associated with the conversion of its core operating system and higher transaction volumes from the increase in the number of deposit accounts. Other noninterest expense increased $1.0 million, or 58.5%, to $2.8 million during the three months ended March 31, 2020, compared to $1.8 million during the same period in 2019, primarily due to a $499,000 increase in professional fees related to the GMB acquisition and regulatory compliance, a $121,000 increase in marketing and traveling expenses and an $84,000 increase in the amortization of core deposit intangible assets.

Noninterest expense for the three months ended March 31, 2020 included $3.0 million of GMB acquisition-related expenses comprised of $266,000 in salaries and benefits, $2.0 million in data processing expenses, $369,000 in professional fees and $383,000 in all other expenses, compared to none during the same period in 2019.

The following table details the components of noninterest expense for the periods indicated:

	Three months ended March 31,
	2020	2019	$ Change	% Change
	(Dollars in thousands)
Salaries and related benefits	$8,708	$5,963	$2,745	46.0%
Occupancy and equipment	1,811	1,110	701	63.2%
Data processing	3,623	924	2,699	292.1%
Other	2,776	1,751	1,025	58.5%
Total noninterest expense	$16,918	$9,748	$7,170	73.6%

Income taxes. Income tax expense decreased $853,000, or 42.2%, to $1.2 million for the three months ended March 31, 2020 compared to $2.0 million for the three months ended March 31, 2019, reflecting the decrease in pre-tax income. The Company’s effective tax rate was 29.3% for the three months ended March 31, 2020 compared to 29.01% for the same period in 2019. The slight increase in the Company’s effective tax rate during the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to higher non-deductible merger-related expenses, partially offset by a lower state tax rate due to reapportionment of state income tax.

Liquidity and Capital Resources

Planning for our normal business liquidity needs, both expected and unexpected, is done on a daily and short-term basis through the cash management function. On a longer-term basis, it is accomplished through the budget and strategic planning functions, with support from internal asset/liability management software model projections.

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run off that may occur in the normal course of business. We rely on a number of different sources in order to meet our potential liquidity demands. Our primary sources of funds are deposits, escrow and custodial deposits, principal and interest payments on loans and proceeds from sale of loans. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions, and competition. Our most liquid assets are cash, short term investments, including interest bearing demand deposits and securities available-for-sale. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of March 31, 2020 and December 31, 2019, the Bank had an available borrowing capacity of $491.8 million and $542.4 million with the FHLB of San Francisco, respectively, and Federal Funds lines with available commitments totaling $55.0 million and $40.5 million with four correspondent banks, respectively. On March 24, 2020, the Company secured $100.0 million in advances from the FHLB of San Francisco. The average cost of these advances is 28.5 basis points with $50.0 million maturing on April 24, 2020 and $50.0 million maturing on May 24, 2020. There were no amounts outstanding under our Federal Funds lines at March 31, 2020 and December 31, 2019. Additionally, the Company classifies its securities portfolio as available-for-sale, providing an additional source of liquidity. Management believes that our security portfolio is of high quality and the securities would therefore be marketable. The Bank’s liquidity is expected to be supplemented in the second quarter of 2020 by its participation in the Federal Reserve’s PPPLF pursuant to which the Bank will pledge PPP loans as collateral to obtain FRB non-recourse loans.

We use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. Loan commitments and letters of credit in the aggregate totaled $131.4 million and $128.9 million at March 31, 2020 and December 31, 2019, respectively, and time deposits scheduled to mature in one year or less at March 31, 2020, totaled $235.2 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that most of our maturing certificates of deposit will remain with us.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $3.0 million and $458,000 for the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020, net cash used in investing activities, which consists primarily of net change in loans receivable and interest bearing deposits in banks, was $71.3 million, compared to $16.6 million of cash provided by investing activities for the three months ended March 31, 2019. Net cash provided by financing activities, which is comprised primarily of net change in deposits and an increase in short term borrowings to increase the Company’s position and support PPP and other lending during the COVID-19 pandemic, was $53.2 million. During the three months ended March 31, 2019, net cash used in financing activities was $7.2 million.

Baycom Corp is a separate legal entity from the Bank and must provide for its own liquidity. At March 31, 2020, the Company, on an unconsolidated basis, had liquid assets of $1.0 million. In addition to its operating expenses, the Company is responsible for paying any dividends declared, if any, to its shareholders, funds paid for Company stock repurchases, and payments on trust-preferred securities and subordinated debt held at the Company level. The Company has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends.

The Bank, as a state-chartered, federally insured savings bank, and member of the Federal Reserve is subject to the capital requirements established by the Federal Reserve. The Federal Reserve requires the Bank to maintain capital adequacy that generally parallels the FDIC requirements. The capital adequacy requirements are quantitative measures established by regulation that require the Bank to maintain minimum amounts and ratios of capital. The FDIC requires the Bank to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 Leverage Capital to average assets. Consistent with our goal to operate a sound and profitable organization, our policy is for the Bank to maintain “well-capitalized” status under the Federal Reserve regulations. Based on capital levels at March 31, 2020, the Bank was considered to be well-capitalized.

The table below shows the capital ratios under the Basel III capital framework as of the dates indicated:

	At March 31, 2020		At December 31, 2019
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Leverage Ratio
BayCom Corp	$201,995	10.29%	$207,575	11.15%
Minimum requirement for "Well-Capitalized"	95,922	5.00%	93,659	5.00%
Minimum regulatory requirement	76,738	4.00%	74,927	4.00%

United Business Bank	208,063	10.13%	213,749	10.98%
Minimum requirement for "Well-Capitalized"	102,735	5.00%	97,313	5.00%
Minimum regulatory requirement	82,188	4.00%	77,850	4.00%

Common Equity Tier 1 Ratio
BayCom Corp	201,995	12.16%	207,575	13.81%
Minimum requirement for "Well-Capitalized"	107,982	6.50%	97,714	6.50%
Minimum regulatory requirement	74,757	4.50%	67,648	4.50%

United Business Bank	208,063	12.55%	213,749	14.23%
Minimum requirement for "Well-Capitalized"	107,743	6.50%	97,624	6.50%
Minimum regulatory requirement	74,592	4.50%	67,586	4.50%

Tier 1 Risk-Based Capital Ratio
BayCom Corp	211,480	12.73%	217,060	14.44%
Minimum requirement for "Well-Capitalized"	132,901	8.00%	120,264	8.00%
Minimum regulatory requirement	99,676	6.00%	90,198	6.00%

United Business Bank	208,063	12.55%	213,749	14.23%
Minimum requirement for "Well-Capitalized"	132,607	8.00%	120,153	8.00%
Minimum regulatory requirement	99,455	6.00%	90,114	6.00%

Total Risk-Based Capital Ratio
BayCom Corp	220,995	13.30%	224,875	14.96%
Minimum requirement for "Well-Capitalized"	166,127	10.00%	150,330	10.00%
Minimum regulatory requirement	132,901	8.00%	120,264	8.00%

United Business Bank	217,578	13.13%	221,564	14.75%
Minimum requirement for "Well-Capitalized"	165,759	10.00%	150,191	10.00%
Minimum regulatory requirement	132,607	8.00%	120,153	8.00%

In addition to the minimum capital ratios, the Bank must maintain a capital conservation buffer consisting of additional common equity tier 1 (“CET1”) capital greater than 2.5% of risk-weighted assets above the required minimum capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  At March 31, 2020, the Bank’s CET1 capital exceeded the required capital conservation buffer.

As a bank holding company registered with the Federal Reserve, the Company is subject to the capital adequacy requirements of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis, and the Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations. If the Company were subject to regulatory capital guidelines for bank holding companies with $3.0 billion or more in assets at March 31, 2020, the Company would have exceeded all regulatory capital requirements.

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

For information about our loan commitments, unused lines of credit and standby letters of credit, see Note 16 - Commitment and Contingencies in the Notes to the Condensed Consolidated Financial Statements included in “Item 1 - Financial Statements” within this report.

We have not engaged in any other off-balance sheet transactions in the normal course of our lending activities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk through our lending and deposit gathering activities. Our results of operations are highly dependent upon our ability to manage interest rate risk. We consider interest rate risk to be a significant market risk that could have a material effect on our financial condition and results of operations. Interest rate risk is measured and assessed on a quarterly basis. For information regarding the Company’s market risk, see “Management Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market and Interest Rate Risk,” in the Company’s 2019 Annual Report. In our opinion, there has not been a material change in our interest rate risk exposure since the information disclosed in our 2019 Annual Report.

Item 4. Controls and Procedures

(a)       Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures as defined in Rule 13a 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of March 31, 2020 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that based on their evaluation at March 31, 2020, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to BayCom Corp’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(b)       Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2020, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 1A. Risk Factors

In light of recent developments relating to the novel coronavirus of 2019 (“COVID-19”), the Company is supplementing its risk factors contained in Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 16, 2020. The following risk factor should be read in conjunction with the risk factors described in the 2019 Annual Report.

The COVID-19 pandemic has adversely impacted our ability to conduct business and is expected to adversely impact our financial results and those of our clients. The ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic has significantly adversely affected our operations and the way we provide banking services to businesses and individuals, most of whom are currently under government issued stay-at-home orders. As an essential business, we continue to provide banking and financial services to our clients with drive-thru access available at the majority of our branch locations and in-person services available by appointment. In addition, we continue to provide access to banking and financial services through online banking, ATMs and by telephone. If the COVID-19 pandemic worsens it could limit or disrupt our ability to provide banking and financial services to our clients.

In response to the stay-at-home orders, the majority our employees currently are working remotely to enable us to continue to provide banking services to our clients. Heightened cybersecurity, information security and operational risks may result from these remote work-from-home arrangements. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of the COVID-19 pandemic. We also rely upon our third-party vendors to conduct business and to process, record and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our clients. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.

There is pervasive uncertainty surrounding the future economic conditions that will emerge in the months and years following the start of the pandemic. As a result, management is confronted with a significant and unfamiliar degree of uncertainty in estimating the impact of the pandemic on credit quality, revenues and asset values. To date, the COVID-19 pandemic has resulted in declines in loan demand and loan originations, other than through government sponsored programs such as the Payroll Protection Program, deposit availability, market interest rates and negatively impacted many of our business and consumer borrower’s ability to make their loan payments. Because the length of the pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including recent reductions in the targeted federal funds rate, until the pandemic subsides, we expect our net interest income and net interest margin will be adversely affected. Many of our borrowers have become unemployed or may face unemployment, and certain businesses are at risk of insolvency as their revenues decline precipitously, especially in businesses related to travel, hospitality, leisure and physical personal services. Businesses may ultimately not reopen as there is a significant level of uncertainty regarding the level of economic activity that will return to our markets over time, the impact of governmental assistance, the speed of economic recovery, the resurgence of COVID-19 in subsequent seasons and changes to demographic and social norms that will take place.

The impact of the pandemic is expected to continue to adversely affect us during 2020 and possibly longer as the ability of many of our clients to make loan payments has been significantly affected. Although the Company makes estimates of loan losses related to the pandemic as part of its evaluation of the allowance for loan losses, such estimates involve significant judgment and are made in the context of significant uncertainty as to the impact the pandemic will have on the credit quality of our loan portfolio. It is likely that loan delinquencies, adversely classified loans and loan charge-offs will increase in the future as a result of the pandemic. Consistent with guidance provided by banking regulators, we have modified loans by providing various loan payment deferral options to our borrowers affected by the COVID-19 pandemic. Notwithstanding these modifications, these borrowers may not be able to resume making full payments on their loans once the COVID-19 pandemic is resolved. Any increases in the allowance for credit losses will result in a decrease in net income and, most likely, capital, and may have a material negative effect on our financial condition and results of operations.

The Payroll Protection Program (“PPP”) loans made by the Bank are guaranteed by the U.S. Small Business Administration (“SBA”) and, if used by the borrower for authorized purposes, may be fully forgiven. However, in the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded or serviced by the Bank, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if it has already made payment under the guaranty, seek recovery of any loss related to the deficiency from the Bank. In addition, since the commencement of the PPP, several larger banks have been subject to litigation regarding their processing of PPP loan applications. The Bank may be exposed to the risk of similar litigation, from both customers and non-customers that approached the Bank seeking PPP loans. PPP lenders, including the Bank, may also be subject to the risk of litigation in connection with other aspects of the PPP, including but not limited to borrowers seeking forgiveness of their loans. If any such litigation is filed against the Bank, it may result in significant financial or reputational harm to us.

In accordance with GAAP, we record assets acquired and liabilities assumed at their fair value with the excess of the purchase consideration over the net assets acquired resulting in the recognition of goodwill. If adverse economic conditions or the recent decrease in our stock price and market capitalization as a result of the pandemic were to be deemed sustained rather than temporary, it may significantly affect the fair value of our goodwill and may trigger impairment charges. Any impairment charge could have a material adverse effect on our results of operations and financial condition.

Even after the COVID-19 pandemic subsides, the U.S. economy will likely require some time to recover from its effects, the length of which is unknown. and during which we may experience a recession. As a result, we anticipate our business may be materially and adversely affected during this recovery. To the extent the effects of the COVID-19 pandemic adversely impact our business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described in the section entitled "Risk Factors" in our 2019 Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.

(c) Stock Repurchases. The Company’s board of directors approved its first stock repurchase program in October 2019 authorizing the repurchase of up to 646,922 shares of its common stock, which repurchases were completed on March 4, 2020. On March 11, 2020, the Company announced that the Board of Directors authorized the repurchase of up to 618,000 shares, or approximately 5% of the Company's outstanding common shares, under its second stock repurchase plan. The actual timing, number and value of shares repurchased under the program will depend on a number of factors, including price, general business and market conditions, and alternative investment opportunities. The repurchase program does not obligate the Company to purchase any particular number of shares. The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended March 31, 2020:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2020 - January 31, 2020	96,376	$22.24	96,376	56,759
February 1, 2020 - February 29, 2020	36,566	22.24	36,566	20,193
March 1, 2020 - March 31, 2020	95,583	17.40	95,583	542,610
	228,525	$20.11	228,525	542,610

Item 3. Defaults of Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

2.1	Agreement and Plan of Merger by and between BayCom Corp and Uniti Financial Corporation dated December 7, 2018(1)
2.2	Agreement and Plan of Merger by and between BayCom Corp and TIG Bancorp dated June 28, 2019(2)
3.1	Articles of Incorporation of BayCom Corp(3)
3.2	Amended and Restated Bylaws of BayCom Corp(3)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

(1)	Incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on December 10, 2018 (File No. 001-38483).
(2)	Incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on July 1, 2019 (File No. 001-38483).
(3)	Incorporated herein by reference to the Registration Statement on Form S-1 filed on April 11, 2018 (File No. 333-224236).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BAYCOM CORP
Registrant

Date: May 8, 2020	By:	/s/ George Guarini
George Guarini Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2020	By:	/s/ Keary Colwell
Keary Colwell Senior Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial and Accounting Officer)