Form 10-Q
period 2020-06-30
BayCom Corp
filed 2020-08-10
CIK 1730984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 1, 2020, there were 11,891,793 shares of the registrant’s common stock outstanding.

BAYCOM CORP

QUARTERLY REPORT ON FORM 10-Q

As used throughout this report, the terms “we,” “our,” “us,” “BayCom,” or the “Company” refer to BayCom Corp and its consolidated subsidiary, United Business Bank, which we sometimes refer to as the “Bank,” unless the context otherwise requires.

BAYCOM CORP

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

(unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Cash and due from banks	$37,515	$23,476
Federal funds sold	166,206	271,906
Cash and cash equivalents	203,721	295,382
Interest bearing deposits in banks	14,550	1,739
Investment securities available-for-sale	121,430	119,889
Federal Home Loan Bank ("FHLB") stock, at par	7,737	7,174
Federal Reserve Bank ("FRB") stock, at par	7,491	6,731
Loans held for sale	—	2,226
Loans, net of allowance for loan losses of $13,500 and $7,400 at June 30, 2020 and December 31, 2019, respectively	1,711,175	1,450,229
Premises and equipment, net	14,512	10,529
Other real estate owned ("OREO")	296	574
Core deposit intangible	9,208	9,185
Cash surrender value of bank owned life insurance ("BOLI") policies, net	20,576	20,244
Right-of-use assets ("ROU")	13,754	15,291
Goodwill	38,838	35,466
Interest receivable and other assets	26,543	19,518
Total Assets	$2,189,831	$1,994,177
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest and interest bearing deposits	$1,886,919	$1,701,183
Lease liabilities	14,130	15,599
Salary continuation plan	3,828	3,658
Interest payable and other liabilities	8,264	11,275
Other borrowings	16,000	—
Junior subordinated deferrable interest debentures, net	8,282	8,242
Total liabilities	1,937,423	1,739,957
Commitments and contingencies (Note 17)
Shareholders' equity
Preferred stock - no par value; 10,000,000 shares authorized; no shares issued and outstanding at both June 30, 2020 and December 31, 2019	—	—
Common stock - no par value; 100,000,000 shares authorized; 11,870,164 and 12,444,632 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	174,656	184,043
Additional paid in capital	287	287
Accumulated other comprehensive income , net of tax	2,889	1,251
Retained earnings	74,576	68,639
Total shareholders’ equity	252,408	254,220
Total Liabilities and Shareholders’ Equity	$2,189,831	$1,994,177

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per share data)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest income:
Loans, including fees	$21,756	$15,120	$42,375	$28,670
Investment securities and interest bearing deposits in banks	888	2,674	2,526	5,328
FHLB dividends	54	92	179	184
FRB dividends	114	62	222	123
Total interest and dividend income	22,812	17,948	45,302	34,305
Interest expense:
Deposits	1,675	1,783	4,002	3,129
Subordinated debt	100	147	219	293
Other borrowings	87	—	94	—
Total interest expense	1,862	1,930	4,315	3,422
Net interest income	20,950	16,018	40,987	30,883
Provision for loan losses	4,398	445	6,111	722
Net interest income after provision for loan losses	16,552	15,573	34,876	30,161
Noninterest income:
Gain on sale of loans	212	903	854	1,169
Service charges and other fees	610	663	1,315	1,396
(Loss) income on investment in SBIC fund	595	514	1,241	469
Loan servicing and other loan fees	(309)	11	35	924
Other income and fees	194	449	435	702
Total noninterest income	1,302	2,540	3,880	4,660
Noninterest expense:
Salaries and employee benefits	8,252	7,198	16,960	13,161
Occupancy and equipment	1,774	1,064	3,585	2,174
Data processing	1,450	3,683	5,074	4,607
Other expense	2,060	2,850	4,835	4,601
Total noninterest expense	13,536	14,795	30,454	24,543
Income before provision for income taxes	4,318	3,318	8,302	10,278
Provision for income taxes	1,199	1,091	2,365	3,110
Net income	$3,119	$2,227	$5,937	$7,168
Earnings per common share:
Basic earnings per common share	$0.26	$0.20	$0.49	$0.64
Weighted average shares outstanding	12,025,098	11,384,287	12,186,254	11,139,287

Diluted earnings per common share	$0.26	$0.20	$0.49	$0.64
Weighted average shares outstanding	12,025,098	11,384,287	12,186,254	11,139,287

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except for per share data)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$3,119	$2,227	$5,937	7,168
Other comprehensive income:
Change in unrealized gain on available-for-sale securities	1,164	1,112	2,291	1,945
Deferred tax expense	(336)	(320)	(653)	(556)
Other comprehensive income, net of tax	828	792	1,638	1,389
Total comprehensive income	$3,947	$3,019	$7,575	$8,557

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except for per share data)

(unaudited)

				Accumulated
		Common	Additional	Other		Total
	Number of	Stock	Paid in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Capital	Income/(Loss)	Earnings	Equity
Balance, December 31, 2018	10,869,275	$149,248	$287	$(103)	$51,321	$200,753
Net income					4,941	4,941
Other comprehensive income, net				597		597
Restricted stock granted	22,289					—
Stock based compensation		120				120
Balance, March 31, 2019	10,891,564	$149,368	$287	$494	$56,262	$206,411
Net income					2,227	2,227
Other comprehensive income, net				792		792
Restricted stock granted	45,696					—
Stock based compensation		320				320
Stock issued in acquisition	1,115,006	24,887				24,887
Balance, June 30, 2019	12,052,266	174,575	287	1,286	58,489	234,637
Net income					5,563	5,563
Other comprehensive income, net				318		318
Restricted stock granted	9,350					—
Stock based compensation		367				367
Balance, September 30, 2019	12,061,616	174,942	287	1,604	64,052	240,885
Net income					4,587	4,587
Other comprehensive income, net				(353)		(353)
Stock based compensation		347				347
Issuance of shares	876,803	19,711				19,711
Repurchase of shares	(493,787)	(10,957)				(10,957)
Balance, December 31, 2019	12,444,632	184,043	287	1,251	68,639	254,220
Net income					2,818	2,818
Other comprehensive income, net				810		810
Restricted stock granted	15,173					—
Restricted stock forfeited	(1,432)					—
Stock based compensation		309				309
Repurchase of shares	(228,525)	(4,596)				(4,596)
Balance, March 31, 2020	12,229,848	179,756	287	2,061	71,457	253,561
Net income					3,119	3,119
Other comprehensive income, net				828		828
Restricted stock granted	92,294					—
Stock based compensation		363				363
Repurchase of shares	(451,978)	(5,463)				(5,463)
Balance, June 30, 2020	11,870,164	$174,656	$287	$2,889	$74,576	$252,408

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except for share and per share data)

(unaudited)

	Six months ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net income	$5,937	$7,168
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in deferred tax asset	(1,486)	(1,020)
Accretion on acquired loans	(3,534)	(1,356)
Gain on sale of loans	(854)	(1,169)
Proceeds from sale of loans	11,707	13,607
Loans originated for sale	(15,651)	(20,544)
Gain on sale of premises	—	(187)
Gain on sale of OREO	(28)	(112)
Accretion on junior subordinated debentures	40	40
Increase in cash surrender value of life insurance policies securities	(332)	(316)
Provision for loan losses	6,111	722
Amortization/accretion of premium/discount on investment securities, net	376	226
Depreciation and amortization	897	562
Core deposit intangible amortization	926	781
Stock based compensation expense	672	440
Increase in deferred loan origination fees, net	4,121	129
Increase in interest receivable and other assets	(3,080)	(7,413)
Increase in salary continuation plan, net	170	133
(Decrease) increase in interest payable and other liabilities	(5,099)	10,475
Net cash provided by operating activities	893	2,166
Cash flows from investing activities:
Proceeds from maturities of interest bearing deposits in banks	3,229	748
Purchase of investment securities	(9,920)	(6,138)
Proceeds from the maturity and repayment of investment securities	14,676	12,448
Purchase of Federal Home Loan Bank stock	(398)	(477)
Purchase of Federal Reserve Bank stock	(760)	(88)
(Increase) decrease in loans, net	(162,421)	41,831
Proceeds from sale of premises	—	4,961
Proceeds from sale of OREO	518	362
Purchase of equipment and leasehold improvements	(1,001)	(286)
Net cash paid out for acquisition	(8,432)	(9,342)
Net cash (used in) provided by investing activities	(164,509)	44,019

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(In thousands, except for share and per share data)

(unaudited)

	Six months ended
	June 30,
	2020	2019
Cash flows from financing activities:
Increase (decrease) in noninterest and interest bearing deposits, net	133,481	(14,725)
Decrease in time deposits, net	(65,892)	(3,447)
Repurchase of common stock	(10,059)	—
Repayment of junior subordinated debentures	(1,575)	—
Increase in other borrowings	116,000	—
Repayment of other borrowings	(100,000)	—
Net cash provided by (used in) financing activities	71,955	(18,172)
(Decrease) increase in cash and cash equivalents	(91,661)	28,013
Cash and cash equivalents at beginning of period	295,382	323,581
Cash and cash equivalents at end of period	$203,721	$351,594

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$5,188	$2,183
Income tax, net of refunds	4,305	4,040
Non-cash investing and financing activities:
Change in unrealized gain on available-for-sale securities, net of tax	$1,638	$1,389
Transfer of loans to other real estate owned	212	—
Recognition of ROU assets	760	11,411
Recognition of lease liability	707	11,727
Acquisition:
Assets acquired, net of cash received	$109,429	$289,546
Liabilities assumed	120,409	267,172
Cash consideration	13,886	37,814
Common stock issued	—	24,887
Goodwill	3,372	11,855

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

(unaudited)

NOTE 1 – BASIS OF PRESENTATION

BayCom Corp (the “Company”) is a bank holding company headquartered in Walnut Creek, California. United Business Bank (the “Bank”), the wholly owned banking subsidiary, is a California state-chartered bank which provides a broad range of financial services primarily to local small and mid-sized businesses, service professionals and individuals. In the 16 years of operation, the Bank has grown to 34 full-service banking branches. The main headquarter office and a branch location are located in Walnut Creek, California and additional branch offices are located in Oakland, Castro Valley, Mountain View, Napa, Stockton (2), Pleasanton, Livermore, San Jose, Long Beach, Sacramento, San Francisco, Buena Park, Los Angeles, and Garden Grove, California, and Seattle, Washington (2), New Mexico (5) and Colorado (11). The condensed consolidated financial statements include the accounts of the Company and the Bank.

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

On May 24, 2019, the Company completed the acquisition of Uniti Financial Corporation ("UFC”) and its wholly owned subsidiary, Uniti Bank, headquartered in Buena Park, California ("UFC Merger").

On October 21, 2019, the Company completed its acquisition of TIG Bancorp (“TIG”) and its wholly owned subsidiary, First State Bank of Colorado, headquartered in Greenwood Village, Colorado (“TIG Merger”).

On February 4, 2020, the Company completed its acquisition of Grand Mountain Bancshares, Inc. (“GMB”) and its wholly owned subsidiary Grand Mountain Bank, headquartered in Granby, Colorado (“GMB Merger”). See “Note 4 – Acquisitions” for additional information on the Uniti Merger, TIG Merger and GMB Merger.

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

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(In thousands, except for share and per share data)

(unaudited)

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

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(In thousands, except for share and per share data)

(unaudited)

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

NOTE 3 – SUBSEQUENT EVENTS

On August 10, 2020, On August 10, 2020, BayCom Corp issued and sold in an underwritten offering $65.0 million aggregate principal amount of 5.25% Fixed-to-Floating Rate Subordinated Notes due 2030 (“Notes”) at a public offering price equal to 100% of the aggregate principal amount of the Notes, resulting in net proceeds, after underwriting discounts and offering expenses, of approximately $63.3 million.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(In thousands, except for share and per share data)

(unaudited)

NOTE 4 – ACQUISITIONS

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

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(In thousands, except for share and per share data)

(unaudited)

The following table summarizes the fair value of the assets acquired and liabilities assumed at the acquisition date:

	GMB	TIG	Uniti
	Acquisition	Acquisition	Acquisition
	Date	Date	Date
	February 4, 2020	October 21, 2019	May 24, 2019
Fair value of assets:
Cash and due from banks	$5,494	$6,146	$6,392
Federal funds sold	—	55,955	22,080
Total cash and cash equivalents	5,494	62,101	28,472
Interest bearing deposits in banks	16,040	—	—
Investment securities available-for-sale	4,369	26,382	5,096
FHLB stock, at par	165	241	1,535
FRB stock, at par	—	792	—
Loans, net	98,410	137,183	276,719
Premises and equipment, net	3,879	3,480	463
OREO	—	42	76
Core deposit intangible	949	3,038	566
Deferred tax assets, net	728	308	234
Servicing asset	—	—	1,824
Interest receivable and other assets	929	2,079	3,033
Total assets acquired	130,923	235,646	318,018
Liabilities:
Deposits
Noninterest bearing	30,937	77,157	143,082
Interest bearing	87,210	125,597	122,704
Total Deposits	118,147	202,754	265,786

Interest payable and other liabilities	687	2,014	1,386
Junior subordinated debentures, net	1,575	—	—
Total liabilities assumed	120,409	204,768	267,172

Stock issued	—	19,711	24,887
Cash consideration	13,886	20,184	37,814
Goodwill	$3,372	$9,017	$11,855

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(In thousands, except for share and per share data)

(unaudited)

The following table presents the net assets acquired and the estimated fair value adjustments, which resulted in goodwill at the acquisition date:

	GMB	TIG	Uniti
	Acquisition	Acquisition	Acquisition
	Date	Date	Date
	February 4, 2020	October 21, 2019	May 24, 2019
Book value of net assets acquired	$10,348	$29,164	$47,445
Fair value adjustments:
Investments available-for-sale	(10)	(627)	—
Loans, net	484	382	4,617
Premises and equipment, net	(1,000)	180	—
Write-down on OREO	—	(18)	(32)
Core deposit intangible	949	3,038	566
Tax assets	(139)	(774)	(695)
Time deposits	(25)	(308)	(250)
Write-down on servicing assets	—	—	(805)
Junior subordinated debentures, net	(98)	—	—
Write-down other (assets) liabilities	5	(159)	—
Total purchase accounting adjustments	166	1,714	3,401
Fair value of net assets acquired	10,514	30,878	50,846
Price paid:
Common stock issued	—	19,711	24,887
Cash paid	13,886	20,184	37,814
Total price paid	13,886	39,895	62,701
Goodwill	$3,372	$9,017	$11,855

Pro Forma Results of Operations

The opof the Company for the three and six months ended June 30, 2020 in the condensed consolidated statements of income include the operating results of UFC, TIG and GMB, since their respective acquisition dates. The following table represents the net interest income, net income, basic and diluted earnings per share, as if the mergers with UFC, TIG and GMB were effective January 1, 2019. The unaudited pro forma information in the following table is intended for informational purposes only and is not necessarily indicative of future operating results or operating results that would have occurred had the mergers been completed at the beginning of the respective years. No assumptions have been applied to the pro forma results of operation regarding possible revenue enhancements, expense efficiencies or asset dispositions.

Unaudited pro forma net interest income, net income and earnings per share are presented below:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net interest income	$20,950	$21,179	$41,389	$43,269
Net income	3,119	1,898	5,140	8,430
Basic earnings per share	$0.26	$0.15	$0.42	$0.65
Diluted earnings per share	0.26	0.15	0.42	0.65

These amounts include the third-party acquisition related expenses, accretion of the discounts on acquired loans and amortization of the fair value mark adjustments on core deposit intangible.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(In thousands, except for share and per share data)

(unaudited)

Acquisition expenses

Third-party acquisition related expenses are recognized as incurred and continue until the acquired system is converted and operational functions become fully integrated. The Company incurred third-party acquisition related expenses in the consolidated statements of income for the periods indicated are as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Professional fees	$—	$535	$369	$535
Data processing	—	2,657	2,000	2,657
Severance expense	—	578	266	578
Other expenses	—	365	383	365
Total	$—	$4,135	$3,018	$4,135

NOTE 5 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale at the dates indicated are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
June 30, 2020
U.S. Treasuries	$—	$—	$—	$—
U.S. Government Agencies	7,033	81	(11)	7,103
Municipal securities	17,856	648	—	18,504
Mortgage-backed securities	37,693	2,245	(15)	39,923
Collateralized mortgage obligations	32,114	1,256	(21)	33,349
SBA securities	8,261	56	(54)	8,263
Corporate bonds	14,425	20	(157)	14,288
Total	$117,382	$4,306	$(258)	$121,430

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
December 31, 2019
U.S. Treasuries	$999	$—	$—	$999
U.S. Government Agencies	10,033	64	(7)	10,090
Municipal securities	17,888	408	(5)	18,291
Mortgage-backed securities	42,931	860	(48)	43,743
Collateralized mortgage obligations	28,197	476	(68)	28,605
SBA securities	9,550	2	(66)	9,486
Corporate bonds	8,534	141	—	8,675
Total	$118,132	$1,951	$(194)	$119,889

During the three and six months ended June 30, 2020 and 2019, the Company did not sell any securities available-for-sale.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(In thousands, except for share and per share data)

(unaudited)

The estimated fair value and gross unrealized losses for securities available-for-sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position at the dates indicated are as follows:

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
June 30, 2020
U.S. Treasuries	$—	$—	$—	$—	$—	$—
U.S. Government Agencies	—	—	1,507	(11)	1,507	(11)
Municipal securities	—	—	—	—	—	—
Mortgage-backed securities	496	(5)	260	(10)	756	(15)
Collateralized mortgage obligations	2,334	(13)	851	(8)	3,185	(21)
SBA securities	3,967	(12)	1,665	(42)	5,632	(54)
Corporate bonds	7,866	(157)	—	—	7,866	(157)
Total	$14,663	$(187)	$4,283	$(71)	$18,946	$(258)

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
December 31, 2019
U.S. Treasuries	$—	$—	$—	$—	$—	$—
U.S. Government Agencies	1,497	(1)	1,514	(6)	3,011	(7)
Municipal securities	3,147	(5)	—	—	3,147	(5)
Mortgage-backed securities	7,772	(47)	81	(1)	7,853	(48)
Collateralized mortgage obligations	4,155	(56)	883	(12)	5,038	(68)
SBA securities	6,937	(24)	1,530	(42)	8,467	(66)
Corporate bonds	—	—	—	—	—	—
Total	$23,508	$(133)	$4,008	$(61)	$27,516	$(194)

At June 30, 2020, the Company held 301 investment securities, of which 14 were in an unrealized loss position for more than twelve months and 33 were in an unrealized loss position for less than twelve months. These temporary unrealized losses relate principally to current interest rates for similar types of securities. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. Additional deterioration in market and economic conditions related to the COVID-19 pandemic may, however, have an adverse impact on credit quality in the future and result in other-than-temporary impairment charges.

The amortized cost and estimated fair value of securities available-for-sale at the dates indicated by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2020		December 31, 2019
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
Available-for-sale
Due in one year or less	$12,637	$12,762	$10,737	$10,781
Due after one through five years	20,044	20,998	24,078	24,560
Due after five years through ten years	27,668	28,214	22,914	23,366
Due after ten years	57,033	59,456	60,403	61,182
Total	$117,382	$121,430	$118,132	$119,889

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(In thousands, except for share and per share data)

(unaudited)

NOTE 6 - LOANS

The Company’s loan portfolio at the dates indicated is summarized below:

	June 30,	December 31,
	2020	2019
Commercial and industrial	$312,870	$169,291
Construction and land	45,833	36,321
Commercial real estate	1,167,712	1,093,142
Residential	197,270	156,764
Consumer	5,561	2,562
Total loans	1,729,246	1,458,080
Net deferred loan fees	(4,571)	(451)
Allowance for loan losses	(13,500)	(7,400)
Net loans	$1,711,175	$1,450,229

The Company’s total impaired loans, including nonaccrual loans, loans modified as troubled debt restructurings (“TDR loans”), and accreting purchase credit impaired (“PCI”) loans that have experienced post-acquisition declines in cash flows  expected to be collected are summarized as follows:

	Commercial	Construction	Commercial
	and industrial	and land	real estate	Residential	Consumer	Total
June 30, 2020
Recorded investment in impaired loans:
With no specific allowance recorded	$348	$2,726	$3,634	$1,574	$—	$8,282
With a specific allowance recorded	212	80	270	159	—	721
Total recorded investment in impaired loans	$560	$2,806	$3,904	$1,733	$—	$9,003
Specific allowance on impaired loans	146	14	84	25	—	269
December 31, 2019
Recorded investment in impaired loans:
With no specific allowance recorded	$436	$2,737	$2,505	$1,488	$1	$7,167
With a specific allowance recorded	182	—	270	—	12	464
Total recorded investment in impaired loans	$618	$2,737	$2,775	$1,488	$13	$7,631
Specific allowance on impaired loans	95	—	64	—	12	171
Three months ended June 30, 2020
Average recorded investment in impaired loans	$546	$2,838	$3,150	$1,741	$—	$8,275
Interest recognized	4	9	—	—	—	13
Six months ended June 30, 2020
Average recorded investment in impaired loans	585	2,800	2,763	1,679	4	7,831
Interest recognized	4	151	30	—	—	185
Three months ended June 30, 2019
Average recorded investment in impaired loans	2,326	—	1,386	282	—	3,994
Interest recognized	1	—	—	—	—	1
Six months ended June 30, 2019
Average recorded investment in impaired loans	2,347	—	1,162	441	—	3,950
Interest recognized	34	—	20	1	—	55

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

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(In thousands, except for share and per share data)

(unaudited)

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider, the related loan is classified as a TDR loan. TDR loans are generally placed on nonaccrual status at the time of restructuring and included in impaired loans. These loans are returned to accrual status after the borrower demonstrates performance with the modified terms for a sustained period of time (generally six months) and has the capacity to continue to perform in accordance with the modified terms of the restructured debt. At June 30, 2020, TDR loans totaled $4.1 million, compared to $4.4 million at December 31, 2019. At June 30, 2020 and at December 31, 2019, $780,000 and $789,000, respectively, of TDR loans were accruing and performing in accordance with their modified terms. There are no commitments to lend additional amounts to borrowers with outstanding loans that are classified as TDR loans at June 30, 2020. All TDR loans are also included in the loans individually evaluated for impairment as part of the calculation of the allowance for loan losses.

The following tables present loans by class, modified as TDR loans, for the periods indicated:

	Number of	Rate	Term	Interest only	Rate & term
	loans	modification	modification	modification	modification	Total
Three months ended June 30, 2020
Commercial and industrial	1	$—	$24	$—	$—	$24
Construction and land	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Residential	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	1	$—	$24	$—	$—	$24

	Number of	Rate	Term	Interest only	Rate & term
	loans	modification	modification	modification	modification	Total
Six months ended June 30, 2020
Commercial and industrial	1	$—	$24	$—	$—	$24
Construction and land	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Residential	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	1	$—	$24	$—	$—	$24

	Number of	Rate	Term	Interest only	Rate & term
	loans	modification	modification	modification	modification	Total
Three months ended June 30, 2019
Commercial and industrial	—	$—	$—	$—	$—	$—
Construction and land	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Residential	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	—	$—	$—	$—	$—	$—

	Number of	Rate	Term	Interest only	Rate & term
	loans	modification	modification	modification	modification	Total
Six months ended June 30, 2019
Commercial and industrial	—	$—	$176	$—	$321	$497
Construction and land	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Residential	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	—	$—	$176	$—	$321	$497

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(In thousands, except for share and per share data)

(unaudited)

For the three and six months ended June 30, 2020 and 2019, the Company recorded no charge-offs related to TDR loans. During the three and six months ended June 30, 2020, there were no TDR loans for which there was a payment default within the first 12 months of the modification.

The Coronavirus Aid, Relief, and Economic Security Act of 2020 (“CARES Act”), signed into law on March 27, 2020, provided guidance around the modification of loans as a result of the COVID-19 pandemic, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. To qualify as an eligible loan under the CARES Act, a loan modification must be (1) related to COVID-19 pandemic; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency by the President, or (B) December 31, 2020. Loan modifications in accordance with the CARES Act and related regulatory guidance are still subject to an evaluation in regard to determining whether or not a loan is deemed to be impaired. See Note 2 – Accounting Guidance Not Yet Effective and Adopted Accounting Guidance.

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

Loans in this category would be characterized by any of the following situations:

●	Credit that is currently protected but is potentially a weak asset;
●	Credit that is difficult to manage because of an inadequate loan agreement, the condition of and/or control over collateral, failure to obtain proper documentation, or any other deviation from product lending practices; and
●	Adverse financial trends.

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

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(In thousands, except for share and per share data)

(unaudited)

Some characteristics of Substandard loans are:

●	Inability to service debt from ordinary and recurring cash flow;
●	Chronic delinquency;
●	Reliance upon alternative sources of repayment;
●	Term loans that are granted on liberal terms because the borrower cannot service normal payments for that type of debt;
●	Repayment dependent upon the liquidation of collateral;
●	Inability to perform as agreed, but adequately protected by collateral;
●	Necessity to renegotiate payments to a non-standard level to ensure performance; and
●	The borrower is bankrupt, or for any other reason, future repayment is dependent on court action.

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

The following tables present the internally assigned risk grade by class of loans at the dates indicated:

		Special
	Pass	mention	Substandard	Doubtful	Total
June 30, 2020
Commercial and industrial	$305,598	$5,595	$1,677	$—	$312,870
Construction and land	42,942	85	2,806	—	45,833
Commercial real estate	1,146,709	14,820	6,183	—	1,167,712
Residential	194,256	816	2,198	—	197,270
Consumer	5,556	—	5	—	5,561
Total	$1,695,061	$21,316	$12,869	$—	$1,729,246

		Special
	Pass	mention	Substandard	Doubtful	Total
December 31, 2019
Commercial and industrial	$166,613	$1,166	$1,512	$—	$169,291
Construction and land	32,879	93	3,349	—	36,321
Commercial real estate	1,071,771	16,021	5,350	—	1,093,142
Residential	153,484	1,215	2,065	—	156,764
Consumer	2,541	—	21	—	2,562
Total	$1,427,288	$18,495	$12,297	$—	$1,458,080

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(In thousands, except for share and per share data)

(unaudited)

The following tables provide an aging of the Company’s loans receivable as of the dates indicated:

								Recorded
			90 Days					investment >
	30–59 Days	60–89 Days	or more	Total			Total loans	90 days and
	past due	past due	past due	past due	Current	PCI loans	receivable	accruing
June 30, 2020
Commercial and industrial	$684	$—	$527	$1,211	$310,950	$709	$312,870	$—
Construction and land	—	—	2,806	2,806	42,835	192	45,833	—
Commercial real estate	271	778	2,192	3,241	1,150,859	13,612	1,167,712	—
Residential	77	—	1,157	1,234	192,896	3,140	197,270	—
Consumer	1	—	—	1	5,560	—	5,561	—
Total	$1,033	$778	$6,682	$8,493	$1,703,100	$17,653	$1,729,246	$—

								Recorded
			90 Days					investment >
	30–59 Days	60–89 Days	or more	Total			Total loans	90 days and
	past due	past due	past due	past due	Current	PCI loans	receivable	accruing
December 31, 2019
Commercial and industrial	$923	$1,480	$207	$2,610	$166,137	$544	$169,291	$26
Construction and land	325	88	2,961	3,374	32,724	223	36,321	224
Commercial real estate	4,668	4,698	1,460	10,826	1,068,211	14,105	1,093,142	—
Residential	531	122	1,392	2,045	152,261	2,458	156,764	—
Consumer	14	—	13	27	2,533	2	2,562	—
Total	$6,461	$6,388	$6,033	$18,882	$1,421,866	$17,332	$1,458,080	$250

At June 30, 2020, there were no loans greater than 90 days past due and still accruing interest, compared to $250,000 at December 31, 2019. The balance of nonaccrual loans guaranteed by a government agency, which reduces the Company’s credit exposure, was $1.2 million at both June 30, 2020 and December 31, 2019. Interest foregone on nonaccrual loans was approximately $119,500 and $221,000 for the three and six months ended June 30, 2020 compared to $46,000 and $88,000 for the three and six months ended June 30, 2019, respectively. At June 30, 2020, there were two loans totaling $350,000 in the process of foreclosure compared to none at December 31, 2019.

Purchase Credit Impaired Loans

As part of acquisitions, the Company has purchased loans, some of which have shown evidence of credit deterioration since origination and it is probable at the acquisition that all contractually requirement payments would not be collected.

The unpaid principal balance and carrying value of the Company’s PCI loans at the dates indicated are as follows:

	June 30, 2020		December 31, 2019
	Unpaid		Unpaid
	principal	Carrying	principal	Carrying
	balance	value	balance	value
Commercial and industrial	$1,097	$709	$1,225	$544
Construction and land	273	192	338	223
Commercial real estate	15,487	13,612	15,930	14,105
Residential	3,925	3,140	3,238	2,458
Consumer	—	—	8	2
Total	$20,782	$17,653	$20,739	$17,332

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(In thousands, except for share and per share data)

(unaudited)

The following table summarized the accretable yield on the purchased credit impaired loans for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Balance at beginning of period	$594	$231	$554	$256
Additions	223	350	531	350
Removals	(229)	—	(356)	(3)
Accretion	(17)	(24)	(158)	(46)
Balance at end of period	$571	$557	$571	$557

NOTE 7 – ALLOWANCE FOR LOAN LOSSES

The following table provides additional information on the allowance for loan losses and loan balances individually and collectively evaluated for impairment at or for the period indicated:

	Commercial	Construction	Commercial
	and industrial	and land	real estate	Residential	Consumer	Unallocated	Total
Three months ended June 30, 2020
Allowance for loan losses
Beginning balance	$2,344	$107	$5,807	$527	$3	$312	$9,100
Charge-offs	—	—	—	—	(1)	—	(1)
Recoveries	3	—	—	—	—	—	3
Provision for loan losses	983	229	2,085	840	—	261	4,398
Ending balance	$3,330	$336	$7,892	$1,367	$2	$573	$13,500

Six months ended June 30, 2020
Allowance for loan losses
Beginning balance	$1,762	$164	$4,926	$421	$14	$113	$7,400
Charge-offs	—	—	—	(1)	(17)	—	(18)
Recoveries	7	—	—	—	—	—	7
Provision for loan losses	1,561	172	2,966	947	5	460	6,111
Ending balance	$3,330	$336	$7,892	$1,367	$2	$573	$13,500

June 30, 2020
Allowance for loan losses related to:
Loans individually evaluated for impairment	$146	$14	$84	$25	$—	$—	$269
Loans collectively evaluated for impairment	3,184	322	7,808	1,342	2	573	13,231
PCI loans	—	—	—	—	—	—	—

Loans receivable:
Individually evaluated for impairment	$560	$2,806	$3,904	$1,733	$—	$—	$9,003
Collectively evaluated for impairment	311,601	42,835	1,150,196	192,397	5,561	—	1,702,590
PCI loans	709	192	13,612	3,140	—	—	17,653
Total loans	$312,870	$45,833	$1,167,712	$197,270	$5,561	$—	$1,729,246

The following table provides additional information on the allowance for loan losses and loan balances individually and collectively evaluated for impairment at or for the period indicated:

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(In thousands, except for share and per share data)

(unaudited)

	Commercial	Construction	Commercial
	and industrial	and land	real estate	Residential	Consumer	Unallocated	Total
Three months ended June 30, 2019
Allowance for loan losses
Beginning balance	$1,135	$340	$3,326	$235	$2	$367	$5,405
Charge-offs	—	—	—	—	—	—	—
Recoveries	30	—	—	—	—	—	30
Provision (reclassification) for loan losses	85	(74)	527	(10)	—	(83)	445
Ending balance	$1,250	$266	$3,853	$225	$2	$284	$5,880

Six months ended June 30, 2019
Allowance for loan losses
Beginning balance	$1,017	$327	$3,214	$215	$3	$364	$5,140
Charge-offs	—	—	(17)	—	(4)	—	(21)
Recoveries	39	—	—	—	—	—	39
Provision (reclassification) for loan losses	194	(61)	656	10	3	(80)	722
Ending balance	$1,250	$266	$3,853	$225	$2	$284	$5,880

June 30, 2019
Allowance for loan losses related to:
Loans individually evaluated for impairment	$19	$—	$—	$—	$—	$—	$19
Loans collectively evaluated for impairment	1,233	266	3,490	587	1	284	5,861
PCI loans	—	—	—	—	—	—	—

Loans receivable:
Individually evaluated for impairment	$2,250	$—	$2,215	$120	$—	$—	$4,585
Collectively evaluated for impairment	148,836	30,282	884,832	126,714	6,052	—	1,196,716
PCI loans	776	220	15,849	1,756	—	—	18,601
Total loans	$151,862	$30,502	$902,896	$128,590	$6,052	$—	$1,219,902

NOTE 8 – PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at the dates indicated:

	June 30,	December 31,
	2020	2019
Premises owned	$11,531	$7,906
Leasehold improvements	2,996	2,362
Furniture, fixtures and equipment	5,591	5,053
Less accumulated depreciation and amortization	(5,606)	(4,792)
Total premises and equipment, net	$14,512	$10,529

Depreciation and amortization included in occupancy and equipment expense totaled $425,000 and $897,000 for the three and six months ended June 30, 2020 compared to $261,000 and $562,000 for the three and six months ended June 30, 2019, respectively.

On March 29, 2019, the Company sold a commercial building in Oakland, California with a carrying value of $4.6 million. In connection with the sale, the Company leased back 4,021 square feet, representing 11.1% of the total square footage. The sale resulted in a $78,000 gain, included in other income and fees.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(In thousands, except for share and per share data)

(unaudited)

The Company leases its headquarters and 19 branches and administration offices under noncancelable operating leases. These leases expire on various dates through 2030. The Company’s leases often have an option to renew one or more times, at the Company’s discretion, following the expiration of the initial term. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. The Company uses the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used. The Company adopted the requirements of Topic 842 effective January 1, 2019, which required the Company record a right of use lease asset and a lease liability for leases with an initial term of more than 12 months for leases that existed as of January 1, 2019. Future minimum lease payments at June 30, 2020 are for the periods indicated as follows:

For the remainder of 2020	$3,352
2021	2,853
2022	2,510
2023	1,598
2024	1,290
Thereafter	3,788
Total lease payments	15,391
Less: interest	(1,261)
Present value of lease liabilities	$14,130

The following table presents the weighted average operating lease term and discount rate at the date indicated:

	June 30, 2020
Weighted-average remaining lease term	6.24	years
Weighted-average discount rate	2.70%

Rental expense included in occupancy and equipment on the consolidated statements of income totaled $854,000 and $1.7 million for the three and six months ended June 30, 2020 compared to $693,000 and $1.3 million for the three and six months ended June 30, 2019, respectively.

NOTE 9 – GOODWILL AND INTANGIBLE ASSETS

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

As of June 30, 2020, and December 31, 2019, goodwill totaled $38.8 million and $35.5 million, respectively. At both June 30, 2020 and December 31, 2019, core deposit intangible from business combinations totaled $9.2 million. A significant decline in expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant decline in the price of our common stock could necessitate taking charges in the future related to the impairment of goodwill or core deposit intangibles. The core deposit intangible assets represent the value ascribed to the long-term deposit relationships acquired and is being amortized over an estimated average useful life of seven to ten years. At June 30, 2020, the weighted average remaining useful life was 3.8 years.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(In thousands, except for share and per share data)

(unaudited)

Changes in the Company's goodwill for the periods indicated are as follows:

	June 30,	December 31,
	2020	2019
Balance at beginning of period	$35,466	$14,594
Acquired goodwill	3,372	20,872
Impairment	—	—
Balance at end of period	$38,838	$35,466

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. As of June 30, 2020, the Company had positive equity, however, as a result of the COVID-19 pandemic, the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the Company exceeded its carrying value, including goodwill. The qualitative assessment indicated that the Company’s continued profitability and non-COVID-19 loan portfolio credit quality, average community bank merger deal values realized during 2020, net interest margin levels, total expected loan losses as of June 30, 2020, and the continued growth in our core deposit portfolio; therefore, it was more likely than not that its fair value exceeded its carrying value, resulting in no impairment. If adverse economic conditions or the recent decrease in our stock price and market capitalization as a result of the COVID-19 pandemic were to be deemed sustained rather than temporary, it may significantly affect the fair value of our goodwill and may trigger impairment charges. Any impairment charge could have a material adverse effect on our results of operations and financial condition.

Changes in the Company’s core deposit intangible for the periods indicated were as follows:

	June 30,	December 31,
	2020	2019
Balance at beginning of period	$9,185	$7,205
Additions	949	3,604
Less amortization	(926)	(1,624)
Balance at end of period	$9,208	$9,185

Amortization expense in other noninterest expense on the condensed consolidated statements of income totaled $453,000 and $926,000 for the three and six months ended June 30, 2020 compared to $392,000 and $781,000 for the three and six months ended June 30, 2019, respectively.

The following table presents the estimated amortization expense with respect to core deposit intangibles as of June 30, 2020 for the periods indicated:

For the remainder of 2020	$906
2021	1,813
2022	1,813
2023	1,034
2024	970
Thereafter	2,672
Total	$9,208

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(In thousands, except for share and per share data)

(unaudited)

NOTE 10 – INTEREST RECEIVABLE AND OTHER ASSETS

The Company’s interest receivable and other assets at the dates indicated consisted of the following:

	June 30,	December 31,
	2020	2019
Tax assets, net	$7,027	$5,922
Accrued interest receivable	8,548	5,495
Investment in SBIC Funds	2,410	2,272
Prepaid assets	2,924	1,160
Servicing assets	1,838	2,097
Low income housing partnerships, net	1,971	1,171
Investment in statutory trusts	478	475
All other	1,347	926
Total	$26,543	$19,518

NOTE 11 – DEPOSITS

The Company’s deposits consisted of the following at the dates indicated:

	June 30,	December 31,
	2020	2019
Demand deposits	$703,430	$572,341
NOW accounts and savings	385,335	314,125
Money market	528,164	489,206
Time deposits under $250,000	153,884	189,063
Time deposits over $250,000	116,106	136,448
Total	$1,886,919	$1,701,183

At June 30, 2020 and December 31, 2019, the weighted average stated rate on the Company’s interest bearing deposits were 0.57% and 0.86%, respectively.

NOTE 12 - BORROWINGS

The Bank has an approved secured borrowing facility with the Federal Home Loan Bank of San Francisco (the “FHLB”) for up to 25% of total assets for a term not to exceed five years under a blanket lien of certain types of loans. In May 2020, the Bank secured a $10.0 million advance from the FHLB of San Francisco comprised of two $5.0 million tranches, at no cost, maturing on November 9, 2020 and May 7, 2021, respectively. At December 31, 2019, there were no FHLB advances outstanding.

The Bank has a Federal Funds line with four corresponding banks. Cumulative available commitments totaled $85.0 million and $55.0 at June 30, 2020 and December 31, 2019, respectively. There were no amounts outstanding under these facilities at June 30, 2020 and December 31, 2019.

On April 30, 2020, the Company secured a short-term borrowing for $6.0 million, which matures on October 30, 2020, to repurchase Company common stock.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(In thousands, except for share and per share data)

(unaudited)

NOTE 13 - INTEREST PAYABLE AND OTHER LIABILITIES

The Company’s interest payable and other liabilities at the dates indicated consisted of the following:

	June 30,	December 31,
	2020	2019
Accrued expenses	$4,272	$6,241
CDARs deferred fees	182	320
Accounts payable	1,713	2,175
Reserve for unfunded commitments	415	415
Accrued interest payable	889	1,607
All other	793	517
Total	$8,264	$11,275

NOTE 14 – OTHER EXPENSES

The Company’s other expenses for the periods indicated consisted of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Professional fees	$629	$867	$1,524	$1,264
Core deposit premium amortization	453	392	926	781
Marketing and promotions	109	396	439	606
Stationary and supplies	127	161	273	298
Insurance (including FDIC premiums)	110	159	165	315
Communication and postage	124	112	318	207
Loan default related expense	87	119	212	150
Director fees and stock compensation	80	375	158	496
Bank service charges	42	19	76	31
Courier expense	124	117	314	231
Other	175	133	430	222
Total	$2,060	$2,850	$4,835	$4,601

NOTE 15 – EQUITY INCENTIVE PLANS

2017 Omnibus Equity Incentive Plan

The shareholders approved the Omnibus Equity Incentive Plan (“2017 Plan”) in November 2017. The 2017 Plan provides for the awarding by the Company’s Board of Directors of equity incentive awards to employees and non-employee directors. An equity incentive award may be an option, stock appreciation rights, restricted stock units, stock award, other stock-based award or performance award granted under the 2017 Plan. Factors considered by the Board in awarding equity incentives to officers and employees include the performance of the Company, the employee’s or officer’s job performance, the importance of his or her position, and his or her contribution to the organization’s goals for the award period. Generally, awards are restricted and have a vesting period of no longer than ten years. Subject to adjustment as provided in the 2017 Plan, the maximum number of shares of common stock that may be delivered pursuant to awards granted under the 2017 Plan is 450,000. The 2017 Plan provides for an annual restricted stock grant limits to officers, employees and directors. The annual stock grant limit per person for officers and employees is the lessor of 50,000 shares or a value of $2.0 million, and per person for directors, the maximum is 25,000 shares. All unvested restricted shares outstanding vest in the event of a change in control of the Company. Awarded shares of restricted stock vest over (i) a one-

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(In thousands, except for share and per share data)

(unaudited)

year period following the date of grant, in the case of the non-employee directors, and (ii) a three-year or five-year period following the date of grant, with the initial vesting occurring on the one-year anniversary of the date of grant, in the case of the executive officers. As of June 30, 2020, a total of 172,846 shares are available for future issuance under the 2017 Plan.

2014 Omnibus Equity Incentive Plan

In 2014, the shareholders approved the Omnibus Equity Incentive Plan (the “2014 Plan”). A total of 148,962 equity incentive awards were granted under the 2014 Plan. The awards are shares of restricted stock and have a vesting period of one to five years. No future equity awards will be made from the 2014 Plan.

The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date. For the three and six months ended June 30, 2020, total compensation expense for these plans was $363,000 and $672,000, respectively, compared to $320,000 and $440,000 for the three and six months ended June 30, 2019, respectively.

As of June 30, 2020, there was $3.3 million of total unrecognized compensation cost related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately two years.

The following table provides the restricted stock grant activity for the periods indicated:

	2020		2019
		Weighted-average		Weighted-average
		grant date		grant date
	Shares	fair value	Shares	fair value
Non-vested at January 1,	142,103	$20.76	131,000	$19.18
Granted	15,173	22.60	22,289	22.38
Vested	(23,435)	19.62	(19,253)	19.51
Forfeited	(1,432)	18.93	—	—
Non-vested, at March 31	132,409	$22.10	134,036	$20.76
Granted	92,294	12.18	45,696	24.60
Vested	(32,264)	23.30	(36,582)	19.55
Non-vested, at June 30	192,439	$17.14	143,150	$21.63

NOTE 16 – FAIR VALUE MEASUREMENT

The following tables have information about the Company’s assets and liabilities measured at fair value and the fair value techniques used to determine such fair value. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2, and Level 3).

Level 1 – Inputs are unadjusted quoted prices in active markets (as defined) for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 – Inputs are inputs other than quoted prices include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 – Inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(In thousands, except for share and per share data)

(unaudited)

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

The following assets are measured at fair value on a recurring basis at the dates indicated:

	Total	Level 1	Level 2	Level 3
June 30, 2020
U.S. Treasuries	$—	$—	$—	$—
U.S. Government Agencies	7,103	—	7,103	—
Municipal securities	18,504	—	18,504	—
Mortgage-backed securities	39,923	—	39,923	—
Collateralized mortgage obligations	33,349	—	33,349	—
SBA securities	8,263	—	8,263	—
Corporate bonds	14,288	—	14,288	—
Total	$121,430	$—	$121,430	$—

	Total	Level 1	Level 2	Level 3
December 31, 2019
U.S. Treasuries	$999	$999	$—	$—
U.S. Government Agencies	10,090	—	10,090	—
Municipal securities	18,291	—	18,291	—
Mortgage-backed securities	43,743	—	43,743	—
Collateralized mortgage obligations	28,605	—	28,605	—
SBA securities	9,486	—	9,486	—
Corporate bonds	8,675	—	8,675	—
Total	$119,889	$999	$118,890	$—

The following assets are measured at fair value on a nonrecurring basis as of the dates indicated:

	Total	Level 1	Level 2	Level 3
June 30, 2020
Performing impaired loans	$780	$—	$—	$780
Nonperforming impaired loans	8,223	—	—	8,223
OREO	296	—	—	296
Total	$9,299	$—	$—	$9,299

	Total	Level 1	Level 2	Level 3
December 31, 2019
Performing impaired loans	$789	$—	$—	$789
Nonperforming impaired loans	6,842	—	—	6,842
OREO	574	—	—	574
Total	$8,205	$—	$—	$8,205

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(In thousands, except for share and per share data)

(unaudited)

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

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(In thousands, except for share and per share data)

(unaudited)

The carrying amounts and fair values of the Company’s financial instruments at the dates indicated are presented below:

	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
June 30, 2020
Financial assets:
Cash and cash equivalents	$203,721	$203,721	$203,721	$—	$—
Interest bearing deposits in banks	14,550	14,550	14,550	—	—
Investment securities available-for-sale	117,382	121,430	—	121,430	—
Loans held for sale	—	—	—	—	—
Loans, net	1,711,175	1,725,011	—	—	1,725,011
Other equity securities	15,228	15,228	15,228	—	—
Accrued interest receivable	8,548	8,548	—	8,548	—
Financial liabilities:
Deposits	1,886,919	1,890,470	—	1,890,470	—
Other borrowings	16,000	16,000	—	16,000	—
Junior subordinated deferrable interest debentures, net	8,282	8,003	—	—	8,003
Accrued interest payable	889	889	—	889	—
Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	125,452	125,037	—	—	125,037

	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
December 31, 2019
Financial assets:
Cash and cash equivalents	$295,382	$295,382	$295,382	$—	$—
Interest bearing deposits in banks	1,739	1,739	1,739	—	—
Investment securities available-for-sale	118,132	119,889	999	118,890	—
Loans held for sale	2,226	2,226	—	2,226	—
Loans, net	1,450,229	1,453,067	—	—	1,453,067
Other equity securities	13,905	13,905	13,905	—	—
Accrued interest receivable	5,495	5,495	—	5,495	—
Financial liabilities:
Deposits	1,701,183	1,704,428	—	1,704,428	—
Junior subordinated deferrable interest debentures, net	8,242	8,086	—	—	8,086
Accrued interest payable	1,607	1,607	—	1,607	—
Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	128,934	128,519	—	—	128,519

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(In thousands, except for share and per share data)

(unaudited)

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Lending and Letter of Credit Commitments

In the normal course of business, the Company enters into various commitments to extend credit, which are not reflected in the financial statements. These commitments consist of the undisbursed balance on personal, commercial lines, including commercial real estate secured lines of credit, and of undisbursed funds on construction and development loans. At June 30, 2020 and December 31, 2019, undisbursed commitments totaled $123.4 million and $126.6 million, respectively. In addition, at both June 30, 2020 and December 31, 2019, the Company has issued standby letter of credit commitments, primarily issued for the third-party performance obligations of clients totaling $2.1 million and $2.3 million, respectively. There were no outstanding balances at June 30, 2020 and December 31, 2019.

Commitments generally have fixed expiration dates or other termination clauses. The actual liquidity needs or the credit risk that the Company will experience will be lower than the contractual amount of commitments to extend credit because a significant portion of these commitments are expected to expire without being drawn upon. The commitments are generally variable rate and include unfunded home equity lines of credit, commercial real estate construction where disbursement is made over the course of construction, commercial revolving lines of credit, and unsecured personal lines of credit. The Company’s outstanding loan commitments are made using the same underwriting standards as comparable outstanding loans. The reserve associated with these commitments included in interest payable and other liabilities on the consolidated balance sheets was $415,000 at both June 30, 2020 and December 31, 2019.

Commercial Real Estate Concentrations

At June 30, 2020 and December 31, 2019, in management’s judgment, a concentration of loans existed in commercial real estate related loans. The Company’s commercial real estate loans are secured by owner occupied and non-owner occupied commercial real estate and multifamily properties. Although management believes that loans within these concentrations have no more than the normal risk of collectability, a decline in the performance of the economy in general or a decline in real estate value in the Company’s primary market areas in particular, could have an adverse impact on collectability.

Other Assets

The Company has commitments to fund Low Income Housing Tax Credit Partnerships (“LIHTC”) and a Small Business Investment Company (“SBIC”). At both June 30, 2020 and December 31, 2019, the remaining commitments to the LIHTC and SBIC were approximately $3.0 million and $473,000, respectively.

Deposits

At June 30, 2020, approximately $140.4 million, or 7.4%, of the Company's deposits were derived from its top ten depositors. At December 31, 2019, approximately $157.0 million, or 9.2%, of the Company's deposits were derived from its top ten depositors.

Local Agency Deposits and Other Advances

In the normal course of business, the Company accepts deposits from local agencies. The Company is required to provide collateral for certain local agency deposits in the states of California, Colorado, New Mexico and Washington. As of June 30, 2020 and December 31, 2019, the FHLB issued letters of credit on behalf of the Company totaling $31.5 million and $21.5 million, respectively, as collateral for local agency deposits.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to:

●	the effect of the COVID-19 pandemic, including on the Company’ credit quality and business operations, as well as its impact on general economic and financial market conditions and other uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, the U.S. and global economies, and consumer and corporate clients, including economic activity, employment levels and market liquidity;
●	expected revenues, cost savings, synergies and other benefits from our recent acquisitions of Grand Mountain Bancshares, Inc. (“GMB”) and TIG Bancorp (“TIG”) might not be realized within the expected time frames or at all and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected;
●	the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses;
●	changes in economic conditions in general and in California, Colorado, Washington, and New Mexico;
●	changes in the levels of general interest rates and the relative differences between short and long-term interest rates, loan and deposit interest rates;
●	uncertainty regarding the future of the London Interbank Offered Rate ("LIBOR"), and the potential transition away from LIBOR toward new interest rate benchmarks;
●	our net interest margin and funding sources;
●	fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas;
●	secondary market conditions for loans and our ability to originate loans held for sale and to sell loans in the secondary market;
●	results of examinations of us by regulatory authorities and the possibility that any such regulatory authority may, among other things, limit our business activities, require us to change our business mix, increase our allowance for loan and lease losses, write-down asset values or increase our capital levels, affect our ability to borrow funds or maintain or increase deposits;
●	risks related to our acquisition strategy, including our ability to identify future suitable acquisition candidates, exposure to potential asset and credit quality risks and unknown or contingent liabilities, the need for capital to finance such transactions, our ability to obtain required regulatory approvals and possible failures in realizing the anticipated benefits from acquisitions;
●	challenges arising from attempts to expand into new geographic markets, products, or services;
●	future goodwill impairment due to changes in our business, market conditions, or other factors;
●	legislative or regulatory changes that adversely affect our business including changes in banking, securities and tax law, and regulatory policies and principles, or the interpretation of regulatory capital or other rules, including changes related to Basel III;
●	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the implementing regulations;
●	our ability to control operating costs and expenses;

●	the use of estimates in determining fair value of certain of our assets and liabilities, which estimates may prove to be incorrect and result in significant changes in valuation;
●	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges;
●	the effectiveness of our risk management framework;
●	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions, which could expose us to litigation or reputational harm;
●	an inability to keep pace with the rate of technological advances;
●	our ability to retain key members of our senior management team and our ability to attract, motivate and retain qualified personnel;
●	costs and effects of litigation, including settlements and judgments;
●	our ability to implement our business strategies and manage our growth;
●	liquidity issues, including our ability to borrow funds or raise additional capital, if necessary;
●	the loss of our large loan and deposit relationships;
●	increased competitive pressures among financial services companies;
●	changes in consumer spending, borrowing and savings habits;
●	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;
●	adverse changes in the securities markets;
●	inability of key third-party providers to perform their obligations to us;
●	statements with respect to our intentions regarding disclosure and other changes resulting from the Jumpstart Our Business Startups Act of 2012 ("JOBS Act");
●	changes in accounting principles, policies or guidelines and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board;
●	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services including the Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act") ; and
●	the other risks detailed in this report and from time to time in our other filings with the Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Annual Report”).

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

Executive Overview

General. BayCom is a bank holding company headquartered in Walnut Creek, California. BayCom’s wholly owned banking subsidiary, United Business Bank, provides a broad range of financial services to businesses and business owners as well as individuals through its network of 34 full service branches, with 16 locations in California, two in Washington, five in Central New Mexico and 11 in Colorado, including four full-service branches recently acquired in our acquisition of GMB. At June 30, 2020, the Company had approximately $2.2 billion in total assets, $1.7 billion in total loans, $1.9 billion in total deposits and $252.4 million in shareholders’ equity. The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relate primarily to the Bank.

Our principal objective is to continue to increase shareholder value and generate consistent earnings growth by expanding our commercial banking franchise through both strategic acquisitions and organic growth. In recent years, we have expanded our geographic footprint through ten strategic acquisitions, which includes our most recent acquisition of GMB, which was completed in February 2020. We believe our strategy of selectively acquiring and integrating community banks has provided us with economies of scale and improved our overall franchise efficiency. Looking forward, we expect to continue to pursue strategic acquisitions and believe our targeted market areas present us with many and varied acquisition opportunities. We are also focused on continuing to grow organically and believe the markets in which we operate currently provide meaningful opportunities to expand our commercial client base and increase our current market share. We believe our geographic footprint, which now includes the San Francisco Bay area and the metropolitan markets of Los Angeles and Seattle and other community markets including Albuquerque, New Mexico and Denver, Colorado, provides us with access to low cost, stable core deposits in community markets that we can use to fund commercial loan growth. We strive to provide an enhanced banking experience for our clients by providing them with a comprehensive suite of sophisticated banking products and services tailored to meet their needs, while delivering the high quality, relationship-based client service of a community bank.

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

The following represent our critical accounting policies:

Allowance for loan losses. The allowance loan losses is evaluated on a regular basis by management. Periodically, we charge current earnings with provisions for estimated probable losses of loans receivable. The provision or adjustment takes into consideration the adequacy of the total allowance for loan losses giving due consideration to specifically identified problem loans, the financial condition of the borrowers, fair value of the underlying collateral, recourse provisions, prevailing economic conditions, and other factors. Additional consideration is given to our historical loan loss experience relative to our loan portfolio concentrations related to industry, collateral and geography. This evaluation is inherently subjective and requires estimates that are susceptible to significant change as additional or new information becomes available. In addition, regulatory examiners may require additional allowances based on their judgments of the information regarding problem loans and credit risk available to them at the time of their examinations.

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

The testing for impairment may begin with an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that the fair value of goodwill is less than carrying value. The qualitative assessment includes adverse events or circumstances identified that could negatively affect the reporting unit’s fair value as well as positive and mitigating events. When required, the goodwill impairment test involves a two-step process. The first test for goodwill impairment is done by comparing the reporting unit’s aggregate fair value to its carrying value. The Company’s goodwill is assigned to the Bank and is evaluated for impairment at the Bank level (reporting unit). Absent other indicators of impairment, if the aggregate fair value exceeds the carrying value, goodwill is not considered impaired and no additional analysis is necessary. If the carrying value of the reporting unit were to exceed the aggregate fair value, a second test would be performed to measure the amount of impairment loss, if any. To measure any impairment loss the implied fair value would be determined in the same manner as if the reporting unit were being acquired in a business combination. If the implied fair value of goodwill were less than the recorded goodwill an impairment charge would be recorded for the difference. As of June 30, 2020, the Company had positive equity, however, as a result of the COVID-19 pandemic the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the Bank, the reporting unit, exceeds its’ carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the Bank’s fair value exceeded its’ carrying value, resulting in no impairment. If adverse economic conditions or the recent decrease in our stock price and market capitalization as a result of the COVID-19 pandemic were to be deemed sustained rather than temporary, it may significantly affect the fair value of our goodwill and may trigger impairment charges. Any impairment charge could have a material adverse effect on our results of operations and financial condition. See Part II. Item 1A. Risk Factors - “The COVID-19 pandemic has adversely impacted our ability to conduct business and is expected to adversely impact our financial results and those of our clients. The ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic” for additional information.

BayCom’s Response to COVID-19

In response to the current global situation surrounding the COVID-19 pandemic, the Company is offering a variety of relief options designed to support our clients and the communities we serve.

Paycheck Protection Program ("PPP") Participation. The Coronavirus Aid, Relief and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new loan program called the Paycheck Protection Program, or PPP. The goal of the PPP is to avoid as many layoffs as possible, and to encourage small businesses to maintain payrolls. As a qualified SBA lender, the Company was automatically authorized to originate PPP loans upon commencement of the program in April 2020. PPP loans have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be forgiven and repaid by the SBA so long as the borrower meets certain criteria. As of July 31, 2020, the Company has accepted 1,310 applications for PPP loans, including applications from new and existing clients who are small to midsize businesses as well as independent contractors, sole proprietors and partnerships as allowed under the PPP guidance issued in April 2020. The deadline for PPP loan applications to the SBA has been extended to August 8, 2020.  The Bank continued to accept new PPP applications based on this extended deadline and is assisting small businesses with other borrowing options as they become available, including SBA and other government sponsored lending programs, as appropriate.

As of June 30, 2020, we have funded over $129.9 million in PPP loans, with an average loan amount of $113,000. There were 113 PPP loans, totaling $7.1 million, approved awaiting funding as of June 30, 2020. In addition to the 1% interest earned on these loans, the SBA pays us fees for processing PPP loans in the following amounts: (i) five (5) percent for loans of not more than $350,000; (ii) three (3) percent for loans of more than $350,000 and less than $2,000,000; and one (1) percent for loans of at least $2,000,000. We may not collect any fees from the loan applicants. The following table summarizes our PPP participation as of July 31, 2020:

	Funded			Approved			In Process
	Total		Average	Total		Average	Total		Average
	Outstanding	Number	Size	Outstanding	Number	Size	Outstanding	Number	Size
Existing clients	$82,373	644	$128	$206	4	$52	$33	3	$11
New clients	54,721	617	89	659	34	19	391	8	49
Total PPP loans	$137,094	1,261	$109	$865	38	$23	$424	11	$39

The PPP loans to our existing clients are in addition to $182.9 million in loans these borrowers had outstanding with the Company at June 30, 2020.

We may utilize the FRB's Paycheck Protection Program Liquidity Facility (“PPPLF”), pursuant to which the Company would pledge its PPP loans as collateral at face value to obtain FRB non-recourse loans.

Allowance for Loan Losses and Loan Modifications

At June 30, 2020, the Company’s allowance for loan losses was $13.5 million, or 0.78% of total loans, compared to $9.1 million, or 0.56% of total loans, at March 31, 2020, and $5.9 million, or 0.48% of loans outstanding, at June 30, 2019. The provision for loan losses totaled $4.4 million for the second quarter of 2020, compared to the prior quarter provision of $1.7 million and $445,000 for the same quarter last year due to the migration of acquired loans out of the discounted acquired loan portfolio and consideration of probable loan losses as a result of the COVID-19 pandemic. We have received numerous requests from borrowers for some type of payment relief. As of June 30, 2020, we had modified 462 loans totaling $411.9 million and had pending requests for payment relief for an additional 21 loans totaling $24.1 million. These modifications were not classified as TDRs at June 30, 2020 in accordance with the guidance of the CARES Act. The CARES Act provided that the short-term modification of loans as a result of the COVID-19 pandemic, made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current under the CARES Act and regulatory guidance if they are less than 30 days past due on their contractual payments at the time a modification program is implemented.

The Company has made available the following short-term relief option to all borrowers affected by COVID-19:

●	Interest only payments on term debt for up to 180 days;
●	Full payment deferrals for up to 90 days upon request with an extension for another 90 days upon submission of specified documentation and recovery plans;
●	Loan re-amortization, especially in cases where significant prepayments of principal have occurred and to provide for continuing payment reduction at the end of the 180-day deferment period;
●	Covenant waivers and resets;
●	Extension of up to six months on loans maturing prior to December 31, 2020;
●	Maturity extensions of up to five years on real estate secured loans subject to certain limitations; and
●	Maturity extensions of up to two years on revolving lines of credit and non-real estate secured term loans subject to certain limitations.

All loans modified due to COVID-19 will be separately monitored and any request for continuation of relief beyond the initial modification will be reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate.

Our modifications as of June 30, 2020, consisting of the deferral of principal and/or interest and/or the extension of the loan maturity date, are reflected in the following table:

						Payment	As a %
	Maturity	Interest Only Payments		Principal and Interest Deferrals		Relief	of each
Loan Type	Extensions	90 days	180 days	90 days	180 days	Total	loan type
Hospitality	$—	$13,290	$—	$51,479	$33,650	$98,419	66.0%	%
Multifamily	—	16,772	—	34,863	19,583	71,218	28.5%	%
Retail	—	1,233	494	53,775	11,202	66,704	31.1%	%
Commercial	3,608	6,359	4,596	18,870	10,908	44,341	24.2%	%
Gas station	—	100	—	20,735	4,121	24,956	25.1%	%
Restaurant	108	470	—	16,055	1,270	17,903	58.7%	%
Residential	889	183	212	9,629	4,884	15,797	10.5%	%
Office	550	941	114	8,469	4,776	14,850	11.0%	%
Industrial	75	—	—	8,799	352	9,226	10.8%	%
Mixed Use	—	763	—	7,791	274	8,828	35.7%	%
Convalescent	—	—	4,690	2,853	—	7,543	17.4%	%
Construction and land	1,508	2,442	1,517	1,787	87	7,341	16.0%	%
Warehouse	—	—	—	5,331	1,799	7,130	41.9%	%
Church	—	—	—	3,443	2,332	5,775	23.5%	%
Automotive	—	—	—	3,589	2,153	5,742	28.6%	%
All other	82	—	610	1,472	643	2,807	9.6%	%
Specialty use	—	—	—	2,385	—	2,385	7.6%	%
Investor residential	—	141	—	390	290	821	1.7%	%
Consumer	—	—	4	61	21	86	1.5%	%
Total	$6,820	$42,694	$12,237	$251,776	$98,345	$411,872	23.9%
Loan Count	31	30	31	271	99	462	10.0%

As of July 31, 2020, the Company has modified 243 loans, for a total of 185.4 million. In addition to the 462 modified loans that totaled $411.9 million at June 30, 2020, $233.3 million, or 237 loans, resumed normal payments on schedule and 82.2 million, or 39 loans, were extended an additional 90 days deferral.

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

As of June 30, 2020, we had funded $49.0 million in PPP loans to clients who have also been granted some form of loan modification as reflected in the above table.

Branch Operations and Addiitonal Client Support

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

The COVID-19 pandemic has caused significant disruptions to our branch operations resulting in the implementation of various social distancing measures at the Company to address client and community needs, including branch lobby closures. To ensure the safety of our clients and employees, services are offered through drive up facilities, ATMs, online banking, our call center operations and/or by appointment. We are taking steps to resume more normal branch activities with specific guidelines in place to ensure the safety of our clients and our personnel. This includes the installation of counter shields and hand sanitizing stations, limiting the number of clients in a branch at any one time, requiring social distancing and the wearing of masks within the branch, diligent disinfecting of common area high touchpoints, such as tables, doorknobs, light switches, countertops, and the like, and encouraging the use of our digital and electronic banking channels. We continuously monitor and conform our practices based on updates from the Center for Disease Control, World Health Organization, Financial Regulatory Agencies, and local and state health departments.

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

Comparison of Financial Condition at June 30, 2020 and December 31, 2019

Total assets.  Total assets increased $195.7 million, or 9.8%, to $2.2 billion at June 30, 2020, from $2.0 billion at December 31, 2019. The increase was comprised of an increase in loans totaling $260.9 million, or 18.0%, driven by the completion of our acquisition of GMB during the first quarter of 2020, and new loan originations, primarily PPP loans. The increases in investment securities available-for-sale and interest bearing deposits in banks also primarily resulted from the GMB acquisition. These increases were partially offset by a decrease in cash and cash equivalents.

Cash and cash equivalents.  Cash and cash equivalents decreased $91.7 million, or 31.0%, to $203.7 million, at June 30, 2020, from $295.4 million at December 31, 2019, primarily to fund loan originations and purchases of loans, as well as cash required for the GMB acquisition. We intend to invest our excess cash in loans and marketable securities until such funds are needed to support acquisitions or other growth oriented operating or strategic initiatives.

Investment securities available-for-sale.  Investment securities available-for-sale increased $1.5 million, or 1.3%, to $121.4 million at June 30, 2020 from $119.9 million at December 31, 2019. The increase was primarily due to $4.4 million of securities acquired in the GMB acquisition, partially offset by the routine amortization and repayment of investment principal balances. At June 30, 2020 and December 31, 2019, all of our investment securities were classified as available-for-sale.

Loans receivable, net.  We originate a wide variety of loans with a focus on commercial real estate (“CRE”) loans and commercial and industrial loans. Loans receivable, net of allowance for loan losses, increased $260.9 million, or 18.0%, to $1.7 billion at June 30, 2020 from $1.5 billion at December 31, 2019. The increase was primarily driven by $129.9 million of PPP loans, $98.4 million of loans acquired in the GMB acquisition and $96.5 million in new loan originations. Loan originations for the first six months of 2020 totaled $226.4 million compared to $83.2 million for the first six months of 2019. The increase in loan originations for the current period compared to the comparable period in 2019 primarily was the result of the growth of our operations from recent acquisitions and PPP loans. Loan originations in 2020 were concentrated in California markets, primarily Los Angeles, Sacramento, and San Francisco Bay Area with commercial and multifamily real estate secured loans accounting for the majority of the originations.

The following table provides information about our loan portfolio by type of loan at the dates indicated:

	June 30,	December 31,	% Change
	2020	2019

	(Dollars in thousands)
Commercial and industrial (1)	$312,161	$168,747	85.0%
Real estate:
Residential	194,130	154,306	25.8%
Multifamily residential	248,916	215,073	15.7%
Owner occupied CRE	398,511	416,141	(4.2)%
Non-owner occupied CRE	506,673	447,823	13.1%
Construction and land	45,641	36,098	26.4%
Total real estate	1,393,871	1,269,441	9.8%
Consumer	5,561	2,560	117.2%
PCI loans	17,653	17,332	1.9%
Total Loans	1,729,246	1,458,080	18.6%
Net deferred loan fees	(4,571)	(451)	913.5%
Allowance for loan losses	(13,500)	(7,400)	82.4%
Loans, net	$1,711,175	$1,450,229	18.0%

(1)	Includes $129.9 million of PPP loans as of June 30, 2020.

The following tables show the geographic distribution of our loan portfolio in dollar amounts and percentages, at the dates indicated:

	San Francisco Bay				Total in State of
	Area (1)		Other California		California		All Other States (2)		Total
		% of		% of		% of		% of		% of
		Total in		Total in		Total in		Total in		Total in
	Amount	Category	Amount	Category	Amount	Category	Amount	Category	Amount	Category

	(Dollars in thousands)
June 30, 2020
Commercial and industrial	$57,983	12.0%	$171,795	24.1%	$229,778	19.3%	$83,092	15.6%	$312,870	18.1%
Real estate:
Residential	48,548	10.1%	49,840	7.0%	98,388	8.2%	98,882	18.5%	197,270	11.4%
Multifamily residential	62,144	12.9%	127,822	17.9%	189,966	15.9%	62,230	11.7%	252,196	14.6%
Owner occupied CRE	160,456	33.3%	156,639	22.0%	317,095	26.5%	87,182	16.3%	404,277	23.4%
Non-owner occupied CRE	149,830	31.1%	201,167	28.1%	350,997	29.4%	160,242	30.0%	511,239	29.6%
Construction and land	2,682	0.6%	6,205	0.9%	8,887	0.7%	36,946	6.9%	45,833	2.7%
Total real estate	423,660		541,673		965,333		445,482		1,410,815
Consumer	16	—%	3	—%	19	0.0%	5,542	1.0%	5,561	0.2%
Total loans	$481,659		$713,471		$1,195,130		$534,116		$1,729,246

December 31, 2019
Commercial and industrial	$52,140	9.7%	$56,272	11.5%	$108,412	10.6%	$60,879	14.1%	$169,291	11.6%
Real estate:
Residential	54,467	10.2%	44,428	9.1%	98,895	9.6%	57,869	13.4%	156,764	10.7%
Multifamily residential	72,248	13.5%	82,110	16.7%	154,358	15.1%	64,052	14.8%	218,410	15.0%
Owner occupied CRE	184,255	34.4%	144,524	29.5%	328,779	32.1%	93,774	21.7%	422,553	29.0%
Non-owner occupied CRE	169,776	31.7%	159,363	32.5%	329,139	32.1%	123,040	28.4%	452,179	31.0%
Construction and land	2,290	0.4%	3,323	0.7%	5,613	0.5%	30,708	7.1%	36,321	2.5%
Total real estate	$483,036		$433,748		$916,784		$369,443		$1,286,227
Consumer	321	0.1%	—	0.0%	321	0.0%	2,241	0.5%	2,562	0.2%
Total loans	$535,497		$490,020		$1,025,517		$432,563		$1,458,080

(1)	Includes Alameda, Contra Costa, Solano, Napa, Sonoma, Marin, San Francisco, San Joaquin, San Mateo and Santa Clara counties.
(2)	Includes loans located primarily in the states of Colorado, New Mexico and Washington. At June 30, 2020, loans in Colorado, New Mexico and Washington totaled $218.1 million, $85.6 million and $102.7 million, respectively. At December 31, 2019, loans in Colorado, New Mexico and Washington totaled $142.0 million, $89.6 million and $103.7 million, respectively.

Nonperforming assets and nonaccrual loans.  Nonperforming assets consists of nonaccrual loans, accruing loans that are 90 days past due and other real estate owned (“OREO”). Nonperforming assets increased $853,000, or 11.1%, to $8.5 million at June 30, 2020 from $7.7 million at December 31, 2019, primarily due to an increase in nonaccrual loans, partially offset by a decrease in OREO and accruing loans 90 days and more past due. Included in nonaccrual loans at June 30, 2020 and December 31, 2019, are $780,000 and $789,000, respectively, of TDRs, which are performing in accordance with their restructured terms. The Company had nonaccrual loans totaling $8.2 million or 0.48% of total loans, of which $1.2 million are guaranteed by governmental agencies at June 30, 2020, compared to $6.8 million or 0.47% of total loans at December 31, 2019. This increase in nonaccrual loans during the first six months of 2020 was driven primarily by the addition of one non-owner occupied commercial real estate loan and to a lesser extent, three single-family residential loans. At June 30, 2020, accruing loans past due 30 to 89 days totaled $1.0 million, compared to $12.8 million at December 31, 2019. This decrease reflects our efforts to process loan extensions, loan renewals and collect past due payments. OREO totaled $296,000 and $574,000 at June 30, 2020 and December 31, 2019, respectively.

In general, loans are placed on nonaccrual status after being contractually delinquent for more than 90 days or earlier if management believes full collection of future principal and interest on a timely basis is unlikely. When a loan is placed on nonaccrual status, all interest accrued but not received is charged against interest income. When the ability to fully collect nonaccrual loan principal is in doubt, cash payments received are applied against the principal balance of the loan until such time as full collection of the remaining recorded balance is expected. Generally, loans with temporarily impaired values and loans to borrowers experiencing financial difficulties are placed on nonaccrual status even though the borrowers continue to repay the loans as scheduled. Such loans are categorized as performing nonaccrual loans and are reflected in nonperforming assets. Interest received on such loans is recognized as interest income when received. A nonaccrual loan is restored to an accrual basis when principal and interest payments are paid current and full payment of principal and interest is probable. Loans that are well secured and in the process of collection remain on accrual status.

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

●	Pass rated loans (typically performing loans) are accounted for in accordance with ASC Topic 310-20 “Nonrefundable Fees and Other Costs” as these loans do not have evidence of credit deterioration since origination.
●	Non-impaired loans (typically performing substandard loans) are accounted for in accordance with ASC Topic 310-30 if they display at least some level of credit deterioration since origination.
●	Impaired loans (typically substandard loans on nonaccrual status) are accounted for in accordance with ASC Topic 310-30 as they display significant credit deterioration since origination.

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

Troubled debt restructured loans.  Troubled debt restructurings, also referred to as “TDRs” herein, which are accounted for under ASC Topic 310-40, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a below market interest rate, a reduction in principal, or a longer term to maturity. At June 30, 2020, TDRs totaled $4.3 million, compared to $4.4 million at December 31, 2019. At June 30, 2020 and December 31, 2019, the Company had TDRs that were accruing and performing in accordance with their modified terms of $780,000 and $789,000, respectively. Performing TDRs are not considered nonperforming assets as they continue to accrue interest despite being considered impaired due to the restructured status. The CARES Act amended GAAP with respect to the modification of loans to borrowers affected by the COVID-19 pandemic. Among other criteria, this guidance provided that short-term loan modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. As of June 30, 2020 the Company had approved 462 loan modifications qualifying under the CARES Act related to the COVID-19 pandemic with an outstanding loan balance totaling $411.9 million.

The following table sets forth the nonperforming loans, nonperforming assets and troubled debt restructured loans as of the dates indicated:

	June 30,	December 31,
	2020	2019

	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Commercial and industrial	$560	$618
Real estate:
Residential	1,733	1,488
Multifamily residential	271	297
Owner occupied CRE	1,321	1,349
Non-owner occupied CRE	1,532	340
Construction and land	2,806	2,737
Total real estate	7,663	6,211
Consumer	—	13
Total nonaccrual loans	8,223	6,842
More than 90 days past due and still accruing	—	250
Real estate owned	296	574
Total nonperforming assets (1)	$8,519	$7,666
Troubled debt restructurings – performing	780	789
PCI loans	$17,653	$17,332
Nonperforming assets to total assets (1)	0.39%	0.38%
Nonperforming loans to total loans (1)	0.48%	0.47%

(1)  Performing TDRs are not included in nonperforming loans above, nor are they included in the numerators used to calculate this ratio. Loans more than 90 days past due still accruing interest are included in nonperforming assets above, and are included in the numerators used to calculate this ratio.

Loans under ASC Topic 310-30 are considered performing and are not included in nonperforming assets in the table above. At June 30, 2020 and December 31, 2019, we had no credit impaired loans under ASC Topic 310-30 that were 90 days past due and still accruing.

For the three and six months ended June 30, 2020, interest foregone on nonaccrual loans was $119,500 and $221,000, none of which was included in interest income, compared to $46,000 and $88,000 for the three and six months ended June 30, 2019.

Potential problem loans.  Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which we are monitoring because the financial information of the borrower causes us concerns as to their ability to comply with their loan repayment terms. Potential problem loans, not included in our nonperforming loans, totaled $4.6 million and $5.5 million at June 30, 2020 and December 31, 2019, respectively. Additionally, $38.1 million of potential problem loans granted COVID-19 payment relief are considered high risk based on their underlying collateral and cash flow projections.

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

In accordance with acquisition accounting, loans acquired in our acquisitions were recorded at their estimated fair value, which resulted in a net discount to the loans contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value and as a result no allowance for loan losses is recorded for acquired loans at the acquisition date. Although the discount recorded on the acquired loans is not reflected in the allowance for loan losses, or related allowance coverage ratios, we believe it should be considered when comparing the current ratios to similar ratios in periods prior to our recent acquisitions. As of June 30, 2020, acquired loans, net of their discounts, totaled $355.1 million compared to $590.9 million at December 31, 2019. The remaining net discount on these acquired loans was $4.9 million and $8.0 million at June 30, 2020 and December 31, 2019, respectively. The $129.9 million balance of PPP loans was omitted from the allowance for loan losses at June 30, 2020 as these loans are fully guaranteed by the SBA and management expects that the great majority of PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA within a short time frame, which in turn will reimburse the Bank for the amount forgiven.

Based on the Company’s established comprehensive methodology discussed above, the allowance for loan losses was $13.5 million at June 30, 2020, or 0.78% of total loans and 164.17% of nonperforming loans. This compares to an allowance for loan losses at December 31, 2019 of $7.4 million, or 0.51% of total loans and 108.16% of nonperforming loans.

The following table presents an analysis of changes in the allowance for loan losses for the periods indicated:

	June 30,	December 31,
	2020	2019

	(Dollars in thousands)
Balance at beginning of period	$7,400	$5,140
Provisions for loan losses	6,111	2,224
Recoveries
Commercial and industrial	7	57
Residential	—	1
Owner occupied CRE	—	—
Non-owner occupied CRE	—	—
Consumer	—	—
Total recoveries	7	58
Charge-offs
Commercial and industrial	—	—
Residential	(1)	(1)
Owner occupied CRE	—	—
Non-owner occupied CRE	—	(17)
Consumer	—	(4)
Total charge-offs	(1)	(22)
Net (charge-offs)/recoveries	(11)	36
Balance at end of period	$13,500	$7,400

Allowance for loan losses as a percentage of total loans	0.78%	0.51%
Allowance for loan losses to total loans excluding PCI loans	0.79%	0.51%
Allowance for loan losses excluding acquired loans (loans not covered by the allowance)	0.98%	0.86%
Allowance for loan losses excluding acquired loans and PPP loans (loans not covered by the allowance)	1.09%	0.86%
Allowance for loan losses as a percentage of total nonperforming loans	164.17%	108.16%
Net (charge-offs)/recoveries as a percentage of average loans outstanding for the period	0.00%	0.00%

As of June 30, 2020, the Company had $9.0 million in impaired loans, inclusive of $8.2 million of nonperforming loans and $780,000 of performing TDRs. Of these impaired loans, only $721,000 had allowances for loan losses recorded of $269,000, as their estimated collateral value or discounted expected cash flows. As of December 31, 2019, the Company had $7.6 million in impaired loans, inclusive of $6.8 million of nonperforming loans and $789,000 of performing TDRs. Of these impaired loans, only $464,000 had allowances for loan losses recorded of $171,000, as their estimated collateral value or discounted expected cash flow is equal to or exceeds their carrying costs.

Management considers the allowance for loan losses at June 30, 2020 to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. A further decline in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Right-of-use assets and lease liabilities.  On January 1, 2019, the Company adopted the new accounting standards that require lessees to recognize operating leases on the Condensed Consolidated Balance Sheets as right-of-use assets and lease liabilities based on the value of the discounted future lease payments. Lessor accounting is largely unchanged. Expanded disclosures about the nature and terms of lease agreements are required prospectively and are included in Note 8 – Premises and Equipment in the Notes to the Condensed Consolidated Financial Statements included in “Item 1 - Financial Statements” within this report. The Company elected to retain prior determinations of whether an existing contract contains a lease and how the lease should be classified. The recognition of leases existing on January 1, 2019 did not require an adjustment to beginning retained earnings. Upon adoption of the accounting standards, the Company recognized right-of-use assets and lease liabilities of $7.8 million and $8.2 million respectively. Adoption of these accounting standards did not have a significant effect on the Company’s regulatory capital measures.

Right-of-use assets decreased $1.5 million, or 10.0%, to $13.8 million at June 30, 2020 from $15.3 million at December 31, 2019. Lease liabilities decreased $1.5 million, or 9.4%, to $14.1 million at June 30, 2020 from $15.6 million at December 31, 2019. Both decreases were due to reductions caused by monthly rent payments.

Premises and Equipment.  Premises and equipment increased $4.0 million, or 37.8%, to $14.5 million at June 30, 2020 from $10.5 million at December 31, 2019. The increase in premises and equipment was due to the GMB acquisition.

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

Total deposits increased $185.7 million, or 10.9%, to $1.8 billion at June 30, 2020 from $1.7 billion at December 31, 2019. The increase in deposits was primarily driven by $118.1 million of deposits acquired in the GMB acquisition, proceeds from PPP loans deposited directly into customer accounts and reduced withdrawals from deposit accounts due to a change in spending habits as a result of COVID-19. Noninterest bearing demand deposits totaled $703.4 million, or 37.3% of total deposits, at June 30, 2020 compared to $572.3 million, or 33.6% of total deposits at December 31, 2019.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offer at the dates indicated.

	June 30,	December 31,
	2020	2019	% Change

	(Dollars in thousands)
Noninterest bearing demand deposits	$703,430	$572,341	22.9%
NOW accounts and savings	385,335	314,125	22.7%
Money market	528,164	489,206	8.0%
Time deposits - under $250,000	153,884	189,063	(18.6)%
Time deposits - $250,000 and over	116,106	136,448	(14.9)%
Total	$1,886,919	$1,701,183	10.9%

Borrowings.  Deposits are our primary source of funds but we may from time to time utilize borrowings as a cost effective source of funds when they can be invested at a positive interest rate spread, for additional capacity to fund loan demand, or to meet our asset/liability management goals. We are a member of and may obtain advances from the FHLB of San Francisco, which is part of the Federal Home Loan Bank System. These advances are provided upon the security of certain of our mortgage loans and mortgage-backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features.

At June 30, 2020, the Company had outstanding borrowings totaling $16.0 million compared to no borrowings at December 31, 2019. On April 30, 2020, the Company secured a short-term borrowing for $6.0 million, which matures on October 30, 2020, to repurchase 451,978 shares of Company common shares. In May 2020, the Company secured a $10.0 million advance from the FHLB of San Francisco comprised of two $5.0 million tranches, at no cost, maturing on November 9, 2020 and May 7, 2021, respectively. At both June 30, 2020 and December 31, 2019, the Company had outstanding junior subordinated deferrable interest debentures, net of fair value adjustments, totaling $8.3 million which were assumed in connection with our previous acquisitions.

If needed, we may also utilize Fed Funds purchased from correspondent banks as a source of short-term funding. At June 30, 2020 and December 31, 2019, we had a total of $85.0 million and $55.0 million, respectively, in federal funds line available from third-party financial institutions, and no balances outstanding at these dates.

We are required to provide collateral for certain local agency deposits. As of June 30, 2020 and December 31, 2019, the FHLB of San Francisco had issued a letter of credit on behalf of the Bank totaling $31.5 million and $21.5 million, respectively as collateral for local agency deposits.

Shareholders’ equity.  Shareholders’ equity decreased $1.8 million, or 0.7%, to $252.4 million at June 30, 2020 from $254.2 million at December 31, 2019. The decrease in shareholders’ equity at June 30, 2020 compared to December 31, 2019 was primarily due to the repurchase of $10.1 million of our common stock, partially offset by net income of $5.9 million for the six months ended June 30, 2020, and a $1.6 million increase in other comprehensive income representing an increase in the unrealized gains on investments securities, net of tax. During the six months ended June 30, 2020, the Company repurchased a total of 680,503 shares of its common stock at a total cost of $10.1 million, or $14.78 per share, leaving 90,632 shares available for future purchases under our stock repurchase plan.

The Company does not pay a regular cash dividend.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2020 and 2019

Earnings summary.  Net income was $3.1 million for the three months ended June 30, 2020, compared to $2.2 million for the three months ended June 30, 2019, an increase of $892,000 or 40.1%. Net income for the six months ended June 30, 2020 was $5.9 million, compared to $7.2 million for the six months ended June 30, 2019, a decrease of $1.2 million or 17.2%. Net income for the three and six months ended June 30, 2020, was significantly impacted by the higher provision for loan losses primarily related to the migration of acquired loans out of the discounted acquired loan portfolio and consideration of probable loan losses as a result of the COVID-19 pandemic, and to lesser extent, a decline in noninterest income related to decreases in gain on sale of loans and in income from an investment in a Small Business Investment Company (“SBIC”).

We also completed three acquisitions over the last year which increased both net interest income, before the provision for loan losses, and operational expenses. The Company acquired GMB and its wholly owned subsidiary Grand Mountain Bank in the first quarter 2020, TIG and its wholly owned subsidiary First State Bank of Colorado during the fourth quarter of 2019 and UFC and its wholly owned subsidiary Uniti Bank in the second quarter of 2019. Acquisition-related expenses totaled $3.0 million during the six months ended June 30, 2020, compared to $4.1 million during the six months ended June 30, 2019.

Diluted earnings per share were $0.26 for the three months ended June 30, 2020, an increase of $0.06 from diluted earnings per share of $0.20 for the three months ended June 30, 2019. Diluted earnings per share were $0.49 for the six months ended June 30, 2020, a decrease of $0.16 from diluted earnings per share of $0.64 for the six months ended June 30, 2019. The impact of acquisition-related expenses was none and $0.18 per diluted share for the three and six months ended June 30, 2020, respectively, and $0.27 per diluted share for both the three and six months ended June 30, 2019.

The Company’s efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income before provision for loan losses plus noninterest income, was 60.83% and 67.88% for the three and six months ended June 30, 2020, compared to 79.73% and 69.05% for the three and six months ended June 30, 2019. The improvement in the efficiency ratio for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 primarily are attributable to lower acquisition-related expenses in 2020, as noted above.

Interest income.  Interest income for the three months ended June 30, 2020 was $22.8 million, compared to $17.9 million for the three months ended June 30, 2019, an increase of $4.9 million or 27.1%. The increase in interest income was due to an increase in average interest earning assets, principally loans, which was driven primarily by our recent acquisitions and PPP lending. Average interest earning assets increased $526.9 million or 35.2% for the three months ended June 30, 2020, compared to the same period in 2019. Interest on loans, including fees, increased $6.9 million, or 46.3%, primarily as a result of a $633.1 million increase in the average loan balance, partially offset by a 46 basis point decrease in the average loan yield during the three months ended June 30, 2020 as compared to this same period in 2019. The average yield on loans for the three months ended June 30, 2020 was 5.13%, compared to 5.59% for the same period in 2019. Interest income included $488,000 in fees earned related to PPP loans in the quarter ended June 30, 2020 compared to none in same period a year ago. For the three months ended June 30, 2020, the average balance of PPP loans was $86.0 million and the average yield was 1.0%. Although the average balance of loans increased, the average yield on net loans decreased compared to the same period in the prior year due primarily to decreases in interest rates on adjustable rate instruments following decreases to short-term rates over the last year, including the emergency 150 basis point reduction in the targeted federal funds rate in March 2020 due to the COVID-19 pandemic, and secondarily due to the impact of PPP loans. The impact of PPP loans on loan yields will change during any period based on the volume of prepayments or amounts forgiven by the SBA as certain criteria are met, but is expected to cease completely after the two-year maturity of the loans. The accretion of the net discount on acquired loans increased the average yield on loans by 47 basis points and 33 basis points during the second quarter of 2020 and 2019, respectively. Interest income on loans for the quarters ended June 30, 2020 and June 30, 2019 included $2.0 million and $881,000, respectively, in accretion of purchase accounting fair value adjustments on acquired loans including the recognition of revenue from purchase credit impaired loans in excess of discounts. The incremental accretion and the impact on loan yield will change during any period based upon the volume of prepayments, but it is expected to decrease over time as the balance of the net discount declines.

Interest income on interest bearing deposits decreased $1.8 million as a result of a $132.6 million decrease in the average balance of interest bearing deposits and a 219 basis point decrease in the average yield on interest bearing deposits to 0.31% for the three months ended June 30, 2020 from 2.50% for the three months ended June 30, 2019.

Interest income on investment securities available-for-sale decreased $187,000 as a result of a 128 basis point decrease in the average yield on investment securities to 2.45% for the three months ended June 30, 2020 from 3.73% for the three months ended June 30, 2019, partially offset by a $21.5 million increase in the average balance of investment securities available-for-sale during the same periods.

Interest income for the six months ended June 30, 2020 was $45.3 million, compared to $34.3 million for the six months ended June 30, 2019, an increase $11.0 million or 32.1%. The increase in interest income was due to an increase in average interest earning assets, principally loans, which was driven primarily by our recent acquisitions and organic growth. Average interest earning assets increased $518.2 million or 35.8% for the six months ended June 30, 2020, compared to the same period in 2019. Interest on loans, including fees, increased $14.0 million, or 49.1%, primarily as a result of a $605.8 million increase in the average loan balance, partially offset by a 40 basis point decrease in the average loan yield during the six months ended June 30, 2020 as compared to this same period in 2019. The average yield on loans for the six months ended June 30, 2020 was 5.23%, compared to 5.63% for the same period in 2019. The average yield on loans for the accretion of the net discount on acquired loans increased the average yield on loans by 33 basis points during the six months ended June 30, 2020 and 2019. During the six months ended June 30, 2020 compared to this same period in 2019, the accretion of the net discount on acquired loans increased the yield on loans by 44 basis points and 33 basis points, respectively. Interest income on loans for the six months ended June 30, 2020 included $3.6 million in accretion of purchase accounting fair value adjustments on acquired loans, compared to $1.7 million for the six months ended June 30, 2019. The remaining net discount on these purchased loans was $4.9 million and $9.3 million at June 30, 2020 and 2019, respectively.

Interest income on interest earning deposits decreased $3.0 million as a result of a $115.5 million decrease in the average balance of interest earning deposits and a 152 basis point decrease in the average yield on interest earning deposits to 0.99% for the six months ended June 30, 2020 from 2.51% for the six months ended June 30, 2019.

Interest income on investment securities decreased $75,000 as a result of a 75 basis point decrease in the average yield on investment securities to 2.50% for the six months ended June 30, 2020 from 3.25% for the six months ended June 30, 2019, partially offset by a $22.9 million increase in the average balance of investment securities available-for-sale.

Interest expense.  Interest expense decreased $68,000, or 3.5%, to $1.9 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The average cost of interest bearing liabilities decreased 22 basis points to 0.60% for the three months ended June 30, 2020 from 0.82% for the three months ended June 30, 2019. Total average interest bearing liabilities increased $292.3 million, or 30.9%, to $1.2 billion for the three months ended June 30, 2020 from $947.1 million for the three months ended June 30, 2019. Interest expense on deposits decreased $107,000, or 6.0%, to $1.7 million during the three months ended June 30, 2020 from $1.8 million during this same period in 2019, primarily due to a decrease in the rate paid on interest bearing deposits and despite an increase in the average balance. The average rate paid on interest bearing deposits decreased by 19 basis points to 0.57% for the three months ended June 30, 2020, from 0.76% for the three months ended June 30, 2019, due to lower deposit pricing after the targeted federal funds rate decreases. The overall average cost of deposits for the second quarter of 2020 declined to 0.36%, compared to 0.51% for the second quarter of 2019 due to a reduction in market interest rates over the last year. In addition, the average balance of noninterest bearing deposits increased $201.6 million, or 42.9%, to $671.4 million for the three months ended June 30, 2020 compared to $469.8 million for the same period in 2019. The market’s response to lowering deposit pricing to reflect the targeted federal funds rate decreases over the past year typically lags declines in the yield on interest earning assets.

Interest expense on borrowings increased $39,000, or 26.4%, to $187,000 for the three months ended June 30, 2020, from $148,000 for the three months ended June 30, 2019, as a result of a higher average balance of borrowing outstanding. The average balance of borrowing outstanding increased $51.4 million to $59.6 million during the three months ended June 30, 2020, compared to $8.2 million during the comparable period in 2019. The sharp decline in the average cost of borrowing to 1.26% for the three months ended June 30, 2020, from 7.25% for the three months ended June 30, 2019, offset the significant increase in the average balance of borrowings outstanding.

Interest expense increased by $893,000, or 26.1%, to $4.3 million for the six months ended June 30, 2020 from $3.4 million for the six months ended June 30, 2019.  The average cost of interest bearing liabilities decreased seven basis points to 0.72% for the six months ended June 30, 2020 from 0.79% for the same period last year. Total average interest bearing  liabilities increased $329.5 million, or 37.5%, to $1.2 million for the six months ended June 30, 2019 from $878.0 million for the six months ended June 30, 2019. Interest expense on deposits increased $874,000, or 27.9%, to $4.0 million during the six months ended June 30, 2020 from $3.1 million the same period in 2019. The average rate paid on interest bearing deposits decreased by four basis points to 0.69% for the six months ended June 30, 2020 from 0.73% for the six months ended June 30, 2019. The overall average cost of deposits for the six months ended June 30, 2020 declined to 0.45%, compared to 0.49% for the same six months of 2019 due to due to a reduction in market interest rates over the last year. In addition, the average balance of noninterest bearing deposits due to the recent acquisitions increased $198.0 million, or 45.2%, to $635.3 million for the six months ended June 30, 2020 compared to $437.3 million for the same period in 2019.

Interest expense on borrowings increased slightly to $313,000 for the six months ended June 30, 2020, from $294,000 for the six months ended June 30, 2019, as a result of a higher average balance of borrowing outstanding. The average balance of borrowing outstanding increased $30.4 million to $38.6 million during the six months ended June 30, 2020, compared to $8.2 million during the comparable period in 2019. The sharp decline in the average cost of borrowing to 1.36% for the six months ended June 30, 2020, from 7.25% for the six months ended June 30, 2019, partially offset the significant increase in the average balance of borrowings outstanding.

Net interest income.  Net interest income increased $4.9 million, or 30.8%, to $20.9 million for the three months ended June 30, 2020 compared to $16.0 million for the three months ended June 30, 2019. Annualized net interest margin for the three months ended June 30, 2020 decreased 14 basis points to 4.15% from 4.29% for the same period in 2019. Accretion of acquisition accounting discounts on loans and the recognition of revenue from acquired loans in excess of discounts increased our net interest margin by 47 and 33 basis points during the three months ended June 30, 2020 and the three months ended June 30, 2019, respectively. The average yield on interest earning assets for the three months ended June 30, 2020 was 4.52%, a 29 basic point decrease from the three months ended June 30, 2019, while the average cost of interest bearing liabilities for the three months ended June 30, 2020 decreased to 0.60%, a decrease of 22 basis points from 0.82% during the three months ended June 30, 2019, due primarily to lower market interest rates.

Net interest income increased $10.1 million, or 32.7%, to $41.0 million for the six months ended June 30, 2020 compared to $30.9 million for the six months ended June 30, 2019. Annualized net interest margin for the six months ended June 30, 2020 decreased 12 basis points to 4.19% from 4.31% for the same period in 2019. Accretion of acquisition accounting discounts on loans and the recognition of revenue from acquired loans in excess of discounts increased our net interest margin by 44 and 33 basis points during the six months ended June 30, 2020 and the six months ended June 30, 2019, respectively. The average yield on interest earning assets for the six months ended June 30, 2020 was 4.63%, a 15 basis point decrease from the six months ended June 30, 2019, while the average cost of interest bearing liabilities for the six months ended June 30, 2020 decreased to 0.72%, a decrease of seven basis points from the six months ended June 30, 2019, due primarily to lower market interest rates.

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

	Three months ended June 30,
	2020			2019

	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance(1)	Interest	Yield	Balance(1)	Interest	Yield

	(Dollars in thousands)
Interest earning assets
Interest bearing deposits in banks	$186,966	$145	0.31%	$319,577	$1,990	2.50%
Investments available-for-sale	121,635	743	2.45%	100,087	930	3.73%
FHLB Stock	7,620	54	2.84%	6,090	92	6.06%
FRB Stock	7,491	114	6.10%	4,163	62	5.97%
Total loans	1,699,607	21,756	5.13%	1,066,486	14,874	5.59%
Total interest earning assets	2,023,319	22,812	4.52%	1,496,403	17,948	4.81%
Noninterest earning assets	168,126			101,353
Total average assets	$2,191,445			$1,597,756
Interest bearing liabilities
Savings	$107,487	$40	0.15%	$56,690	$20	0.14%
NOW accounts	269,812	63	0.09%	193,195	33	0.07%
Money market	519,595	547	0.42%	430,102	643	0.60%
Time deposits	282,930	1,025	1.45%	258,943	1,086	1.68%
Total deposit accounts	1,179,824	1,675	0.57%	938,930	1,782	0.76%
Junior subordinated debentures, net	8,270	100	4.85%	8,192	148	7.25%
Other borrowings	51,286	87	0.68%	—	—	—
Total interest bearing liabilities	1,239,380	1,862	0.60%	947,122	1,930	0.82%
Noninterest bearing liabilties	696,775			432,199
Total average liabilities	1,936,155			1,379,321
Average equity	255,290			218,435
Total average liabilities and equity	$2,191,445			$1,597,756
Net interest income		$20,950			$16,018

Interest rate spread (2)			3.92%			3.99%
Net interest margin (3)			4.15%			4.29%
Ratio of average interest earning assets to average interest bearing liabilities			163.25%			157.99%

(1)	Average balances are average daily balances.
(2)	Interest rate spread is calculated as the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(3)	Net interest margin is calculated as net interest income divided by total average interest earning assets.

	Six months ended June 30,
	2020			2019
			Annualized			Annualized
	Average		Average	Average		Average
	Balance(1)	Interest	Yield	Balance(1)	Interest	Yield

	(Dollars in thousands)
Interest earning assets
Interest bearing deposits in banks	$203,959	$1,006	0.99%	$319,495	$3,979	2.51%
Investments available-for-sale	121,775	1,520	2.50%	98,901	1,595	3.25%
FHLB Stock	7,420	179	4.84%	5,627	184	6.59%
FRB Stock	7,345	222	6.06%	4,130	123	6.01%
Total loans	1,623,602	42,375	5.23%	1,017,792	28,424	5.63%
Total interest earning assets	1,964,101	45,302	4.63%	1,445,945	34,305	4.78%
Noninterest earning assets	160,639			95,436
Total average assets	$2,124,740			$1,541,381
Interest bearing liabilities
Savings	$102,851	$85	0.17%	$54,531	$30	0.14%
NOW accounts	258,691	120	0.09%	195,448	67	0.07%
Money market	509,908	1,464	0.58%	384,537	1,200	0.60%
Time deposits	297,471	2,333	1.57%	235,345	1,831	1.68%
Total deposit accounts	1,168,921	4,002	0.69%	869,861	3,128	0.76%
Junior subordinated debentures, net	8,259	219	5.32%	8,183	294	7.25%
Other borrowings	30,327	94	0.29%	—	—	—
Total interest bearing liabilities	1,207,507	4,315	0.72%	878,044	3,422	0.82%
Noninterest bearing liabilties	662,063			452,106
Total average liabilities	1,869,570			1,330,150
Average equity	255,170			211,231
Total average liabilities and equity	$2,124,740			$1,541,381
Net interest income		$40,987			$30,883

Interest rate spread (2)			3.91%			4.00%
Net interest margin (3)			4.19%			4.31%
Ratio of average interest earning assets to average interest bearing liabilities			162.66%			164.68%

(1)	Average balances are average daily balances.
(2)	Interest rate spread is calculated as the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(3)	Net interest margin is calculated as net interest income divided by total average interest earning assets.

Rate/Volume Analysis.  Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest earning assets and interest bearing liabilities, as well as changes in weighted average interest rates. The following table sets forth the effects of changing rates and volumes on our net interest income during the periods shown. Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). Changes applicable to both volume and rate have been allocated to volume. Yields have been calculated on a pre-tax basis:

	Three months ended June 30,			Six months ended June 30,
	2020 compared to 2019			2020 compared to 2019
	Increase/(Decrease)			Increase/(Decrease)
	Attributable to			Attributable to
	Rate	Volume	Total	Rate	Volume	Total

	(Dollars in thousands)			(Dollars in thousands)
Interest earning assets
Interest bearing deposits in banks	$(1,019)	$(826)	$(1,845)	$(1,534)	$(1,439)	$(2,973)
Investments available-for-sale	(387)	200	(187)	(444)	369	(75)
FHLB stock and FRB stock	(59)	73	14	(64)	158	94
Total loans	(1,931)	8,813	6,882	(3,204)	17,155	13,951
Total interest income	(3,396)	8,260	4,864	(5,246)	16,243	10,997

Interest bearing liabilities
Savings	2	18	20	28	27	55
NOW accounts	17	13	30	31	22	53
Money market accounts	(230)	134	(96)	(127)	391	264
Time deposits	(162)	101	(61)	19	483	502
Total deposit accounts	(373)	266	(107)	(49)	923	874
Junior subordinated debentures, net	(49)	1	(48)	(78)	3	(75)
Other borrowings	87	—	87	94	—	94
Total interest expense	(335)	267	(68)	(33)	926	893
Net interest income	$(3,061)	$7,993	$4,932	$(5,213)	$15,317	$10,104

Provision for loan losses.  We recorded a provision for loan losses of $4.4 million and $1.7 million for the three and six months ended June 30, 2020, compared to a provision for loan losses of $445,000 and $722,000 for the three and six months ended June 30, 2019. This increase in the provision for loan losses was primarily a result of the migration of acquired loans out of the discounted acquired loan portfolio and in consideration of probable credit losses due to the deteriorating economic conditions driven by the impact of COVID-19 on the U.S. and global economies. The historical look back period was extended to capture a more volatile economic environment, consistent with the current environment impacted by the COVID-19 pandemic. We had net recoveries of $2,000 and charge-offs on loans of $11,000 for the three and six months ended June 30, 2020, respectively, compared to net recoveries of $30,000 and $18,000 during the three and six months ended June 30, 2019, respectively. The allowance for loan losses to total loans was 0.78% at June 30, 2020 compared to 0.48% at June 30, 2019. See Comparison of Financial Condition - Allowance for loan losses for additional details. A further decline in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations.

Noninterest income.  Noninterest income decreased $1.2 million, or 48.7%, to $1.3 million for the three months ended June 30, 2020 compared to $2.5 million for the three months ended June 30, 2019. The decrease in noninterest income compared to the same period in 2019 was primarily due to a $691,000 decrease in gain on sale of loans. During the three months ended June 30, 2020, the Company sold $3.3 million of SBA loans (guaranteed portion), which generated a gain on sale of $254,000, compared to the sale of $7.9 million of SBA loans and a gain of $903,000 during the three months ended June 30, 2019. The reduction in noninterest income was also due to a decrease of $319,000 in income on our investment in the SBIC fund during the three months ended June 30, 2020, as we recorded a $309,000 loss on our investment during the three months ended June 30, 2020 compared to income of $10,000 during the same period in 2019. Other income and fees decreased $256,000 primarily due to reduced overdraft or interchange fees attributed to reduced withdrawals from deposit accounts and a decrease in transactions due to a change in customer spending habits during the

COVID-19 pandemic, partially offset by an increase of $81,000 in loan servicing and other loan fees as the result of an increase in loans serviced for others and an increase in accounts acquired in our recent acquisitions.

Noninterest income decreased $780,000, or 16.7%, to $3.9 million for the six months ended June 30, 2020 compared to $4.7 million for the six months ended June 30, 2019. The decrease in noninterest income compared to the same period in 2019 was primarily due to a $433,000 decrease in income in our investment in the SBIC fund and a $315,000 decrease in gain on sale of loans. During the six months ended June 30, 2020, the Company sold $11.7 million of SBA loans (guaranteed portion), which generated a gain on sale of $896,000, compared to the sale of $12.2 million of SBA loans and a gain of $1.2 million during the six months ended June 30, 2019. These decreases were partially offset by an increase in loan servicing and other loan fees of $317,000, or 34.3%, to $1.2 million for the six months ended June 30, 2020, compared to $924,000 for the six months ended June 30, 2019, for the same reasons discussed above. Other noninterest income decreased $268,000, or 38.1%, to $435,000 during the six months ended June 30, 2020, compared to $703,000 during the same period in 2019, due primarily, and lower fees collected on CDARS.

The following table presents the key components of noninterest income for the periods indicated:

	Three months ended June 30,
	2020	2019	$ Change	% Change

	(Dollars in thousands)
Gain on sale of loans	$212	$903	$(691)	(76.5)%
Service charges and other fees	610	663	(53)	(8.0)%
Loan servicing and other loan fees	595	514	81	15.8%
(Loss) income on investment in SBIC fund	(309)	10	(319)	(3,190.0)%
Other income and fees	194	450	(256)	(56.9)%
Total noninterest income	$1,302	$2,540	$(1,238)	(48.7)%

	Six months ended June 30,
	2020	2019	$ Change	% Change

	(Dollars in thousands)
Gain on sale of loans	$854	$1,169	$(315)	(26.9)%
Service charges and other fees	1,315	1,396	(81)	(5.8)%
Loan servicing and other loan fees	1,241	924	317	34.3%
Income on investment in SBIC fund	35	468	(433)	(92.5)%
Other income and fees	435	703	(268)	(38.1)%
Total noninterest income	$3,880	$4,660	$(780)	(16.7)%

Noninterest expense.  Noninterest expense decreased $1.3 million, or 8.5%, to $13.5 million for the three months ended June 30, 2020 compared to $14.8 million for the three months ended June 30, 2019. Salaries and related benefits increased $1.1 million, or 14.6%, to $8.3 million, during the three months ended June 30, 2020, compared to $7.2 million for the comparable period in 2019, as the number of full-time equivalent employees increased to 320 at June 30, 2020, compared to 262 a year earlier. Occupancy and equipment expenses increased $710,000, or 66.7%, to $1.8 million, primarily due to occupancy costs related to the operation of additional acquired branches. As of June 30, 2020, we operated 34 full-service branches, compared to 25 a year earlier. Data processing expenses decreased $2.2 million, or 60.6%, to $1.5 million, primarily due to lower acquisition-related expenses. Other noninterest expense decreased $790,000, or 27.7%, to $2.1 million during the three months ended June 30, 2020, compared to $2.9 million during the same period in 2019, primarily due to a lower marketing and travel expenses, and professional fees. Marketing expense decreased $287,000 primarily due to a reduction in business development related travel and cancellations of sponsored events due to COVID-19 restrictions. Noninterest expense for the second quarter of 2020 did not include any acquisition-related expense, compared to the second quarter of 2019, which included $4.1 million of UFC acquisition-related expenses, comprised $578,000 in salaries and benefits, $2.7 million in data processing expenses, $535,000 in professional fees and $365,000 in all other expenses. Excluding the acquisition related expenses incurred during the second quarter of 2019, noninterest expense for the three months ended June 30, 2020 increased $2.9 million, or 27.0%, compared to the same period in 2019, comprised of increases of $1.6 million in salary and benefits, $710,000 in occupancy and equipment, $424,000 in data processing and $110,000 in other noninterest expense.

Noninterest expense for the six months ended June 30, 2020 increased $5.9 million, or 24.1%, to $30.5 million from $24.5 million in the same period in 2019, due to our three acquisitions over the last year and organic growth. Salaries and employee benefits increased $3.8 million or 28.9%, to $17.0 million for the six months ended June 30, 2020, compared to $13.2 million during the same period in 2019. The increase in salaries and employee benefits was due primarily to an increase in the number of employees as a result of, and severance benefits paid in connection with the GMB merger, and to a lesser extent normal salary increase. Occupancy and equipment expense increased $1.4 million, or 64.9%, to $3.6 million for the six months ended June 30, 2020, compared to $2.2 million for the same period in 2019 due to the three acquisitions completed over the last year. Data processing expense increased $467,000, or 10.1%, to $5.1 million for the six months ended June 30, 2020, compared to $4.6 million for the same period in 2019 due primarily to higher transaction volumes from the increase in the number of our deposit accounts, partially offset by lower acquisition-related expenses compared to the prior period in 2019. Noninterest expense for the six months ended June 30, 2020 included $3.0 million of GMB acquisition-related expenses, comprised of $266,000 in salaries and benefits, $2.0 million in data processing expenses, $369,000 in professional fees and $383,000 in all other expenses, compared to $4.1 million UFC acquisition-related expenses during the same period in 2019. Excluding all acquisition-related expenses, noninterest expenses increased $7.0 million, or 34.5%, from the same period of 2019, comprised of increases of $4.1 million in salary and benefits, $1.4 million in occupancy and equipment, $1.1 million in data processing and $382,000 in other noninterest expenses.

The following table details the components of noninterest expense for the periods indicated:

	Three months ended June 30,
	2020	2019	$ Change	% Change

	(Dollars in thousands)
Salaries and related benefits	$8,252	$7,198	$1,054	14.6%
Occupancy and equipment	1,774	1,064	710	66.7%
Data processing	1,450	3,683	(2,233)	(60.6)%
Other	2,060	2,850	(790)	(27.7)%
Total noninterest expense	$13,536	$14,795	$(1,259)	(8.5)%

	Six months ended June 30,
	2020	2019	$ Change	% Change

	(Dollars in thousands)
Salaries and related benefits	$16,960	$13,161	$3,799	28.9%
Occupancy and equipment	3,585	2,174	1,411	64.9%
Data processing	5,074	4,607	467	10.1%
Other	4,835	4,601	234	5.1%
Total noninterest expense	$30,454	$24,543	$5,911	24.1%

Income taxes.  Income tax expense increased $108,000, or 9.9%, to $1.2 million for the three months ended June 30, 2020 compared to $1.1 million for the three months ended June 30, 2019. For the six months ended June 30, 2020, income tax expense decreased $745,000, or 24.0%, to $2.4 million, compared to $3.1 million for the six months ended June 30, 2019. These variations are reflecting fluctuations in the pre-tax income. The Company’s effective tax rate was 27.8% and 28.5% for the three and six months ended June 30, 2020 compared to 32.9% and 30.3% for the same periods in 2019. The decreases in the Company’s effective tax rate during the three and six months ended June 30, 2020 compared to the same periods in 2019 were primarily due to higher non-deductible merger-related expenses in 2019, partially offset by a reduction in our state proportional tax rate.

Liquidity and Capital Resources

Planning for our normal business liquidity needs, both expected and unexpected, is done on a daily and short-term basis through the cash management function. On a longer-term basis, it is accomplished through the budget and strategic planning functions, with support from internal asset/liability management software model projections.

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run off that may occur in the normal course of business. We rely on a number of different sources in order to meet our potential liquidity demands. Our primary sources of funds are deposits, escrow and custodial deposits, principal and interest payments on loans and proceeds from sale of loans. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions, and competition. Our most liquid assets are cash, short-term investments, including interest bearing demand deposits and securities available-for-sale. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of June 30, 2020 and December 31, 2019, the Bank had an available borrowing capacity with the FHLB of $604.9 million and $542.4 million, respectively, and Federal Funds lines with available commitments totaling $85.0 million and $55.0 million with four correspondent banks, respectively. In May, the Bank secured a $10.0 million advance from the FHLB of San Francisco comprised of two $5.0 million tranches, at no cost, maturing on November 9, 2020 and May 7, 2021, respectively. Additionally, the Bank classifies its securities portfolio as available-for-sale, providing an additional source of liquidity. Management believes that our security portfolio is of high quality and the securities would therefore be marketable.  Additionally, as of June 30, 2020, the Bank was approved to utilize the PPPLF. The Bank may utilize the PPPLF pursuant to which the Bank will pledge PPP loans at face value as collateral to obtain FRB non-recourse loans. During the quarter ended and as of June 30, 2020, the Bank did not utilize the PPPLF as it held a substantial cash and cash equivalent position as a result of PPP disbursed funds remaining unused in borrower deposit accounts and due to deposit clients increasing their balances due to COVID-19.

We use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. Loan commitments and letters of credit in the aggregate totaled $125.5 million and $128.9 million at June 30, 2020 and December 31, 2019, respectively. Time deposits scheduled to mature in one year or less at June 30, 2020, totaled $215.9 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that most of our maturing certificates of deposit will remain with us.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities for the six months ended June 30, 2020 was $893,000, compared to $2.2 million for the six months ended June 30, 2019. During the six months ended June 30, 2020, net cash used in investing activities, which consisted primarily of net change in loans receivable and interest bearing deposits in banks, was $164.5 million, compared to $44.0 million of cash provided by investing activities for the six months ended June 30, 2019. Net cash provided by financing activities, which was comprised primarily of net change in deposits and an increase in short-term borrowings, was $72.0 million, compared to $18.2 million of net cash used in financing activities during the six months ended June 30, 2019.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. At June 30, 2020, the Company, on an unconsolidated basis, had liquid assets of $1.2 million. In addition to its operating expenses, the Company is responsible for paying any dividends declared, if any, to its shareholders, funds paid for Company stock repurchases, and payments on trust-preferred securities and subordinated debt held at the Company level. The Company has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends.

The Bank, as a state-chartered, federally insured savings bank, and member of the Federal Reserve is subject to the capital requirements established by the Federal Reserve. The Federal Reserve requires the Bank to maintain capital adequacy that generally parallels the FDIC requirements. The capital adequacy requirements are quantitative measures established by regulation that require the Bank to maintain minimum amounts and ratios of capital. The FDIC requires the Bank to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 Leverage Capital to average assets. Consistent with our goal to operate a sound and profitable organization, our policy is for the Bank to maintain “well-capitalized” status under the Federal Reserve regulations. Based on capital levels at June 30, 2020, the Bank was considered to be well-capitalized.

The table below shows the capital ratios under the Basel III capital framework as of the dates indicated:

	At June 30, 2020		At December 31, 2019
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Leverage Ratio
BayCom Corp	$200,460	9.81%	$207,575	11.15%
Minimum requirement for "Well-Capitalized"	102,161	5.00%	93,659	5.00%
Minimum regulatory requirement	81,729	4.00%	74,927	4.00%

United Business Bank	212,218	9.92%	213,749	10.98%
Minimum requirement for "Well-Capitalized"	106,929	5.00%	97,313	5.00%
Minimum regulatory requirement	85,543	4.00%	77,850	4.00%

Common Equity Tier 1 Ratio
BayCom Corp	200,460	12.04%	207,575	13.81%
Minimum requirement for "Well-Capitalized"	108,197	6.50%	97,714	6.50%
Minimum regulatory requirement	74,906	4.50%	67,648	4.50%

United Business Bank	212,218	12.76%	213,749	14.23%
Minimum requirement for "Well-Capitalized"	108,104	6.50%	97,624	6.50%
Minimum regulatory requirement	74,841	4.50%	67,586	4.50%

Tier 1 Risk-Based Capital Ratio
BayCom Corp	209,945	12.61%	217,060	14.44%
Minimum requirement for "Well-Capitalized"	133,165	8.00%	120,264	8.00%
Minimum regulatory requirement	99,874	6.00%	90,198	6.00%

United Business Bank	212,218	12.76%	213,749	14.23%
Minimum requirement for "Well-Capitalized"	133,051	8.00%	120,153	8.00%
Minimum regulatory requirement	99,788	6.00%	90,114	6.00%

Total Risk-Based Capital Ratio
BayCom Corp	223,860	13.45%	224,875	14.96%
Minimum requirement for "Well-Capitalized"	166,457	10.00%	150,330	10.00%
Minimum regulatory requirement	133,165	8.00%	120,264	8.00%

United Business Bank	226,133	13.60%	221,564	14.75%
Minimum requirement for "Well-Capitalized"	166,313	10.00%	150,191	10.00%
Minimum regulatory requirement	133,051	8.00%	120,153	8.00%

In addition to the minimum capital ratios, the Bank must maintain a capital conservation buffer consisting of additional common equity tier 1 (“CET1”) capital greater than 2.5% of risk-weighted assets above the required minimum capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At June 30, 2020, the Bank’s CET1 capital exceeded the required capital conservation buffer.

As a bank holding company registered with the Federal Reserve, the Company is subject to the capital adequacy requirements of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis, and the Federal Reserve expects the holding company’s subsidiary bank to be well-capitalized under the prompt corrective action regulations. If the Company were subject to regulatory capital guidelines for bank holding companies with $3.0 billion or more in assets at June 30, 2020, the Company would have exceeded all regulatory capital requirements.

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

For information about our loan commitments, unused lines of credit and standby letters of credit, see Note 17 - Commitment and Contingencies in the Notes to the Condensed Consolidated Financial Statements included in “Item 1 - Financial Statements” within this report.

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

Item 4. Controls and Procedures

(a)       Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures as defined in Rule 13a 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of June 30, 2020 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that based on their evaluation at June 30, 2020, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to BayCom Corp’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(b)       Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2020, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

The COVID-19 pandemic has significantly adversely affected our operations and the way we provide banking services to businesses and individuals, most of whom were under government issued stay-at-home orders for much of the three months ended June 30, 2020. As an essential business, we continue to provide banking and financial services to our clients at a majority of our branch locations. In addition, we continue to provide access to banking and financial services through online banking, ATMs and by telephone. If the COVID-19 pandemic worsens it could limit or disrupt our ability to provide banking and financial services to our clients.

Although the stay-at-home orders were lifted in our market areas, a majority of our employees continue to work remotely to enable us to continue to provide banking services to our clients. Heightened cybersecurity, information security and operational risks may result from these remote work-from-home arrangements. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of the COVID-19 pandemic. We also rely upon our third-party vendors to conduct business and to process, record and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our clients. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.

There is pervasive uncertainty surrounding the future economic conditions that will emerge in the months and years following the start of the pandemic. As a result, management is confronted with a significant and unfamiliar degree of uncertainty in estimating the impact of the pandemic on credit quality, revenues and asset values. To date, the COVID-19 pandemic has resulted in declines in loan demand and loan originations, other than through government sponsored programs such as the Payroll Protection Program, deposit availability, market interest rates and negatively impacted many of our business and consumer borrower’s ability to make their loan payments. Because the length of the pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including a continued low targeted federal funds rate, until the pandemic subsides, we expect our net interest income and net interest margin will be adversely affected. Many of our borrowers have become unemployed or may face unemployment, and certain businesses are at risk of insolvency as their revenues decline precipitously, especially in businesses related to travel, hospitality, leisure and physical personal services. Businesses may ultimately not reopen as there is a significant level of uncertainty regarding the level of economic activity that will return to our markets over time, the impact of governmental assistance, the speed of economic recovery, the resurgence of COVID-19 in subsequent seasons and changes to demographic and social norms that will take place.

The impact of the pandemic is expected to continue to adversely affect us during 2020 and possibly longer as the ability of many of our clients to make loan payments has been significantly affected. Although the Company makes estimates of loan losses related to the pandemic as part of its evaluation of the allowance for loan losses, such estimates involve significant judgment and are made in the context of significant uncertainty as to the impact the pandemic will have on the credit quality of our loan portfolio. It is likely that loan delinquencies, adversely classified loans and loan charge-offs will increase in the future as a result of the pandemic. Consistent with guidance provided by banking regulators, we have modified loans by providing various loan payment deferral options to our borrowers affected by the COVID-19 pandemic. Notwithstanding these modifications, these borrowers may not be able to resume making full payments on their loans once the COVID-19 pandemic is resolved. Any increase in the allowance for credit losses will result in a decrease in net income and, most likely, capital, and may have a material negative effect on our financial condition and results of operations.

As of June 30, 2020, we hold and service a portfolio of 1,150 PPP loans originated under the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (PPP) with a total balance of $129.9 million. The PPP loans are subject to the provisions of the Coronavirus Aid, Relief, and Economic Security Act of 2020 CARES Act and to complex and evolving rules and guidance issued by the SBA and other government agencies. We expect that the vast majority of our PPP borrowers will seek full or partial forgiveness of their loan obligations. We could face additional risks in our administrative capabilities to service our PPP loans and risk with respect to the determination of loan forgiveness depending on the final procedures for determining loan forgiveness.

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
(c)

Stock Repurchases. On March 11, 2020, the Company announced that the Board of Directors authorized the repurchase of up to 618,000 shares, or approximately 5% of the Company's outstanding common shares. The actual timing, number and value of shares repurchased under the program will depend on a number of factors, including price, general business and market conditions, and alternative investment opportunities. The repurchase program does not obligate the Company to purchase any particular number of shares. The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended June 30, 2020:

			Total number of
	Total	Average	shares purchased	Maximum number of
	number of	price	as part of	shares that may yet be
	shares	paid	publicly announced	purchased under the
	purchased	per share	plans or programs	plans or programs
April 1, 2020 - April 30, 2020	—	$—	—	542,610
May 1, 2020 - May 31, 2020	451,978	12.09	451,978	90,632
June 1, 2020 - June 30, 2020	—	—	—	90,632
	451,978	$—	451,978	90,632

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
101

The following materials from the Company’s Quarterly Report on Form 10 Q for the quarter ended June 30, 2020 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets; (2) Condensed Consolidated Statements of Income; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

(1)	Incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on December 10, 2018 (File No. 001-38483).
(2)	Incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on July 1, 2019 (File No. 001-38483).
(3)	Incorporated herein by reference to the Registration Statement on Form S-1 filed on April 11, 2018 (File No. 333-224236).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BAYCOM CORP
Registrant

Date: August 10, 2020	By:	/s/ George Guarini
George Guarini
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2020	By:	/s/ Keary Colwell
Keary Colwell
Senior Executive Vice President,
Chief Financial Officer and Chief Administrative Officer
(Principal Financial and Accounting Officer)