Form 10-Q
period 2020-09-30
BayCom Corp
filed 2020-11-06
CIK 1730984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 1, 2020, 11,833,115 shares of the registrant’s common stock outstanding.

BAYCOM CORP

QUARTERLY REPORT ON FORM 10-Q

As used throughout this report, the terms “we,” “our,” “us,” “BayCom,” or the “Company” refer to BayCom Corp and its consolidated subsidiary, United Business Bank, which we sometimes refer to as the “Bank,” unless the context otherwise requires.

BAYCOM CORP

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

(unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Cash and due from banks	$319,835	$23,476
Federal funds sold	—	271,906
Cash and cash equivalents	319,835	295,382
Interest bearing deposits in banks	8,714	1,739
Investment securities available-for-sale	113,708	119,889
Federal Home Loan Bank ("FHLB") stock, at par	7,737	7,174
Federal Reserve Bank ("FRB") stock, at par	7,594	6,731
Loans held for sale	12,044	2,226
Loans, net of allowance for loan losses of $15,800 and $7,400 at September 30, 2020 and December 31, 2019, respectively	1,678,295	1,450,229
Premises and equipment, net	15,623	10,529
Other real estate owned ("OREO")	296	574
Core deposit intangible	8,755	9,185
Cash surrender value of bank owned life insurance ("BOLI") policies, net	20,745	20,244
Right-of-use assets ("ROU")	13,061	15,291
Goodwill	38,838	35,466
Interest receivable and other assets	26,486	19,518
Total assets	$2,271,731	$1,994,177
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest and interest bearing deposits	$1,908,646	$1,701,183
Lease liabilities	13,097	15,599
Salary continuation plan	3,923	3,658
Interest payable and other liabilities	9,074	11,275
Subordinated debt, net	63,340	—
Other borrowings	10,000	—
Junior subordinated deferrable interest debentures, net	8,302	8,242
Total liabilities	2,016,382	1,739,957
Commitments and contingencies (Note 16)
Shareholders' equity
Preferred stock - no par value; 10,000,000 shares authorized; no shares issued and outstanding at both September 30, 2020 and December 31, 2019	—	—
Common stock - no par value; 100,000,000 shares authorized; 11,833,115 and 12,444,632 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	174,357	184,043
Additional paid in capital	287	287
Accumulated other comprehensive income, net of tax	2,880	1,251
Retained earnings	77,825	68,639
Total shareholders’ equity	255,349	254,220
Total liabilities and shareholders’ equity	$2,271,731	$1,994,177

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for share and per share data)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest income:
Loans, including fees	$20,136	$17,524	$62,511	$46,194
Investment securities and interest bearing deposits in banks	875	2,662	3,400	7,990
FHLB dividends	95	141	274	325
FRB dividends	117	63	339	186
Total interest and dividend income	21,223	20,390	66,524	54,695
Interest expense:
Deposits	1,562	2,493	5,564	5,623
Subordinated debt	600	140	818	433
Other borrowings	56	—	150	—
Total interest expense	2,218	2,633	6,532	6,056
Net interest income	19,005	17,757	59,992	48,639
Provision for loan losses	2,293	479	8,404	1,201
Net interest income after provision for loan losses	16,712	17,278	51,588	47,438
Noninterest income:
Gain on sale of loans	176	689	1,030	1,782
Service charges and other fees	648	605	1,963	2,000
Loan servicing and other loan fees	608	443	1,849	1,367
(Loss) gain on sale of premises	(25)	—	(25)	187
Income on investment in SBIC fund	188	131	223	599
Other income and fees	233	246	668	839
Total noninterest income	1,828	2,114	5,708	6,774
Noninterest expense:
Salaries and employee benefits	8,482	7,440	25,442	20,600
Occupancy and equipment	1,749	1,396	5,334	3,570
Data processing	1,642	1,036	6,716	5,643
Other expense	2,283	1,792	7,118	6,394
Total noninterest expense	14,156	11,664	44,610	36,207
Income before provision for income taxes	4,384	7,728	12,686	18,005
Provision for income taxes	1,135	2,165	3,500	5,274
Net income	$3,249	$5,563	$9,186	$12,731
Earnings per common share:
Basic earnings per common share	$0.27	$0.46	$0.76	$1.11
Weighted average shares outstanding	11,865,058	12,061,616	12,078,407	11,450,108

Diluted earnings per common share	$0.27	$0.46	$0.76	$1.11
Weighted average shares outstanding	11,865,058	12,061,616	12,078,407	11,450,108

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$3,249	$5,563	$9,186	12,731
Other comprehensive income:
Change in unrealized (loss) gain on available-for-sale securities	(13)	446	2,288	2,391
Deferred tax benefit (expense)	4	(128)	(659)	(684)
Other comprehensive (loss) income, net of tax	(9)	318	1,629	1,707
Total comprehensive income	$3,240	$5,881	$10,815	$14,438

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except for share data)

(unaudited)

				Accumulated
		Common	Additional	Other		Total
	Number of	Stock	Paid in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Capital	Income/(Loss)	Earnings	Equity
Balance, December 31, 2018	10,869,275	$149,248	$287	$(103)	$51,321	$200,753
Net income					4,941	4,941
Other comprehensive income, net				597		597
Restricted stock granted	22,289					—
Stock based compensation		120				120
Balance, March 31, 2019	10,891,564	$149,368	$287	$494	$56,262	$206,411
Net income					2,227	2,227
Other comprehensive income, net				792		792
Restricted stock granted	45,696					—
Stock based compensation		320				320
Stock issued in acquisition	1,115,006	24,887				24,887
Balance, June 30, 2019	12,052,266	174,575	287	1,286	58,489	234,637
Net income					5,563	5,563
Other comprehensive income, net				318		318
Restricted stock granted	9,350					—
Stock based compensation		367				367
Balance, September 30, 2019	12,061,616	174,942	287	1,604	64,052	240,885
Net income					4,587	4,587
Other comprehensive loss, net				(353)		(353)
Stock based compensation		347				347
Issuance of shares	876,803	19,711				19,711
Repurchase of shares	(493,787)	(10,957)				(10,957)
Balance, December 31, 2019	12,444,632	184,043	287	1,251	68,639	254,220
Net income					2,818	2,818
Other comprehensive income, net				810		810
Restricted stock granted	15,173					—
Restricted stock forfeited	(1,432)					—
Stock based compensation		309				309
Repurchase of shares	(228,525)	(4,596)				(4,596)
Balance, March 31, 2020	12,229,848	179,756	287	2,061	71,457	253,561
Net income					3,119	3,119
Other comprehensive income, net				828		828
Restricted stock granted	92,294					—
Stock based compensation		363				363
Repurchase of shares	(451,978)	(5,463)				(5,463)
Balance, June 30, 2020	11,870,164	$174,656	$287	$2,889	$74,576	$252,408
Net income					3,249	3,249
Other comprehensive loss, net				(9)		(9)
Restricted stock granted	21,599					—
Stock based compensation		385				385
Repurchase of shares	(58,648)	(684)				(684)
Balance, September 30, 2020	11,833,115	$174,357	$287	$2,880	$77,825	$255,349

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine months ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net income	$9,186	$12,731
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in deferred tax asset	(1,888)	(1,148)
Accretion on acquired loans	(4,339)	(2,683)
Gain on sale of loans	(1,030)	(1,782)
Proceeds from sale of loans	14,993	24,317
Loans originated for sale	(20,036)	(33,551)
Loss (gain) on sale of premises	25	(187)
Gain on sale of OREO	(28)	(112)
Accretion on junior subordinated debentures	60	60
Increase in cash surrender value of life insurance policies securities	(501)	(484)
Provision for loan losses	8,404	1,201
Amortization/accretion of premium/discount on investment securities, net	543	340
Depreciation and amortization	1,198	859
Core deposit intangible amortization	1,379	1,177
Stock based compensation expense	1,057	807
Increase in deferred loan origination fees, net	4,124	212
Increase in interest receivable and other assets	(1,854)	(6,889)
Increase in salary continuation plan, net	265	213
(Decrease) increase in interest payable and other liabilities	(5,401)	10,300
Net cash provided by operating activities	6,157	5,381
Cash flows from investing activities:
Proceeds from maturities of interest bearing deposits in banks	9,065	1,497
Purchase of investment securities	(9,920)	(13,260)
Proceeds from the maturity and repayment of investment securities	22,228	21,173
Purchase of Federal Home Loan Bank stock	(398)	(477)
Purchase of Federal Reserve Bank stock	(863)	(88)
(Increase) decrease in loans, net	(141,802)	29,362
Proceeds from sale of premises	431	4,961
Proceeds from sale of OREO	518	354
Purchase of equipment and leasehold improvements	(2,869)	(704)
Net cash paid out for acquisition	(8,432)	(9,342)
Net cash (used in) provided by investing activities	(132,042)	33,476

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(In thousands)

(unaudited)

	Nine months ended
	September 30,
	2020	2019
Cash flows from financing activities:
Increase (decrease) in noninterest and interest bearing deposits, net	175,055	(10,410)
Decrease in time deposits, net	(85,739)	(14,950)
Repurchase of common stock	(10,743)	—
Repayment of junior subordinated debentures	(1,575)	—
Proceeds from Issuance of subordinated debt, net	63,340	—
Increase in other borrowings	116,000	—
Repayment of other borrowings	(106,000)	—
Net cash provided by (used in) financing activities	150,338	(25,360)
Increase in cash and cash equivalents	24,453	13,497
Cash and cash equivalents at beginning of period	295,382	323,581
Cash and cash equivalents at end of period	$319,835	$337,078

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$7,137	$4,745
Income tax, net of refunds	5,940	4,866
Non-cash investing and financing activities:
Change in unrealized gain on available-for-sale securities, net of tax	$1,629	$1,707
Transfer of loans to other real estate owned	212	—
Recognition of ROU assets	760	11,411
Recognition of lease liability	707	11,727
Acquisition:
Assets acquired, net of cash received	$109,429	$289,546
Liabilities assumed	120,409	267,172
Cash consideration	13,886	37,814
Common stock issued	—	24,887
Goodwill	3,372	11,855

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

NOTE 1 – BASIS OF PRESENTATION

BayCom Corp (the “Company”) is a bank holding company headquartered in Walnut Creek, California. United Business Bank (the “Bank”), the Company’s wholly owned banking subsidiary, is a California state-chartered bank which provides a broad range of financial services primarily to local small and mid-sized businesses, service professionals and individuals. In the 16 years of operation, the Bank has grown to 34 full-service banking branches. The main headquarters and a branch office are located in Walnut Creek, California and additional branch offices are located in Oakland, Castro Valley, Mountain View, Napa, Stockton (2), Pleasanton, Livermore, San Jose, Long Beach, Sacramento, San Francisco, Buena Park, Los Angeles, and Garden Grove, California, and Seattle, Washington (2), New Mexico (5) and Colorado (11). The condensed consolidated financial statements include the accounts of the Company and the Bank.

All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements include all adjustments of a normal and recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in annual financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto for the year ended December 31, 2019. Results of operations for interim periods are not necessarily indicative of results for the full year. Certain prior year information has been reclassified to conform to the current year presentation. None of the reclassifications impacted consolidated net income, earnings per share or shareholders’ equity.

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

On February 4, 2020, the Company completed its acquisition of Grand Mountain Bancshares, Inc. (“GMB”) and its wholly owned subsidiary Grand Mountain Bank, headquartered in Granby, Colorado (“GMB Merger”). See “Note 3 – Acquisitions” for additional information on the Uniti Merger, TIG Merger and GMB Merger.

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

(Tables in thousands, except for share and per share data)

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

(Tables in thousands, except for share and per share data)

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

In October 2020, the FASB issued ASU 2020-08, “Receivables – Nonrefundable Fees and Other Costs” (“ASU 2020-08”). ASU 2020-08 clarifies that the Company should reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 for each reporting period. ASU 2020-08 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company does not expect the adoption of ASU 2020-08 to have a material impact on its consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

NOTE 3 – ACQUISITIONS

On February 4, 2020, the Company completed the GMB Merger. As of the acquisition date, GMB merged into the Company and Grand Mountain Bank, GMB’s wholly owned bank subsidiary, merged into United Business Bank. The acquisition expanded the Company’s market share in Colorado with the addition of four branches located in Grand County, Colorado. Under the terms of the merger agreement, the Company paid GMB shareholders $3.40 in cash for each share or approximately $13.9 million.

On October 21, 2019, the Company completed the TIG Merger. As of the acquisition date, TIG merged into the Company and First State Bank of Colorado, TIG’s wholly owned bank subsidiary, merged into United Business Bank. The acquisition expanded the Company’s market area into the State of Colorado with the addition of seven branches throughout Colorado. The Company paid TIG shareholders an aggregate of 876,803 shares of its common stock and paid an aggregate cash consideration of $20.2 million. The total consideration transferred was $39.9 million.

On May 24, 2019, the Company completed the UFC Merger. As of the acquisition date, UFC merged into the Company and Uniti Bank, UFC’s wholly owned bank subsidiary, merged into United Business Bank. The acquisition expanded the Company’s market share in California through the addition of three branch offices located in Southern California. The Company paid UFC shareholders an aggregate of 1,115,006 shares of its common stock and paid aggregate cash consideration of $37.8 million. The total consideration transferred was $62.7 million.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

The following table summarizes the fair value of the assets acquired and liabilities assumed at the acquisition date:

	GMB	TIG	UFC
	Acquisition	Acquisition	Acquisition
	Date	Date	Date
	February 4, 2020	October 21, 2019	May 24, 2019
Fair value of assets:
Cash and due from banks	$5,494	$6,146	$6,392
Federal funds sold	—	55,955	22,080
Total cash and cash equivalents	5,494	62,101	28,472
Interest bearing deposits in banks	16,040	—	—
Investment securities available-for-sale	4,369	26,382	5,096
FHLB stock, at par	165	241	1,535
FRB stock, at par	—	792	—
Loans, net	98,410	137,183	276,719
Premises and equipment, net	3,879	3,480	463
OREO	—	42	76
Core deposit intangible	949	3,038	566
Deferred tax assets, net	728	308	234
Servicing asset	—	—	1,824
Interest receivable and other assets	929	2,079	3,033
Total assets acquired	130,923	235,646	318,018
Liabilities:
Deposits
Noninterest bearing	30,937	77,157	143,082
Interest bearing	87,210	125,597	122,704
Total Deposits	118,147	202,754	265,786

Interest payable and other liabilities	687	2,014	1,386
Junior subordinated debentures, net	1,575	—	—
Total liabilities assumed	120,409	204,768	267,172

Stock issued	—	19,711	24,887
Cash consideration	13,886	20,184	37,814
Goodwill	$3,372	$9,017	$11,855

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

The following table presents the net assets acquired and the estimated fair value adjustments, which resulted in goodwill at the acquisition date:

	GMB	TIG	UFC
	Acquisition	Acquisition	Acquisition
	Date	Date	Date
	February 4, 2020	October 21, 2019	May 24, 2019
Book value of net assets acquired	$10,348	$29,164	$47,445
Fair value adjustments:
Investments available-for-sale	(10)	(627)	—
Loans, net	484	382	4,617
Premises and equipment, net	(1,000)	180	—
Write-down on OREO	—	(18)	(32)
Core deposit intangible	949	3,038	566
Tax assets	(139)	(774)	(695)
Time deposits	(25)	(308)	(250)
Write-down on servicing assets	—	—	(805)
Junior subordinated debentures, net	(98)	—	—
Write-down other (assets) liabilities	5	(159)	—
Total purchase accounting adjustments	166	1,714	3,401
Fair value of net assets acquired	10,514	30,878	50,846
Price paid:
Common stock issued	—	19,711	24,887
Cash paid	13,886	20,184	37,814
Total price paid	13,886	39,895	62,701
Goodwill	$3,372	$9,017	$11,855

Pro Forma Results of Operations

The operating results of the Company for the three and nine months ended September 30, 2020 in the condensed consolidated statements of income include the operating results of UFC, TIG and GMB, since their respective acquisition dates. The following table represents the net interest income, net income, basic and diluted earnings per share, as if the mergers with UFC, TIG and GMB were effective January 1, 2019. The unaudited pro forma information in the following table is intended for informational purposes only and is not necessarily indicative of future operating results or operating results that would have occurred had the mergers been completed at the beginning of the respective years. No assumptions have been applied to the pro forma results of operation regarding possible revenue enhancements, expense efficiencies or asset dispositions.

Unaudited pro forma net interest income, net income and earnings per share are presented below:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net interest income	$19,005	$21,328	$60,394	$65,778
Net income	3,249	6,238	8,389	14,394
Basic earnings per share	$0.27	$0.48	$0.69	$1.11
Diluted earnings per share	0.27	0.48	0.69	1.11

These amounts include the third-party acquisition related-expenses, accretion of the discounts on acquired loans and amortization of the fair value mark adjustments on core deposit intangible.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

Acquisition expenses

Third-party acquisition-related expenses are recognized as incurred and continue until the acquired system is converted and operational functions become fully integrated. The Company incurred third-party acquisition-related expenses in the condensed consolidated statements of income for the periods indicated are as follows:

	Nine months ended September 30,
	2020	2019
	GMB Merger	UFC Merger
Professional fees	$369	$535
Data processing	2,000	2,657
Severance expense	266	578
Other expenses	383	365
Total	$3,018	$4,135

During the three months ended September 30, 2020 and 2019, no acquisition-related expenses were incurred.

NOTE 4 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale at the dates indicated are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
September 30, 2020
U.S. Treasuries	$—	$—	$—	$—
U.S. Government Agencies	6,029	53	(5)	6,077
Municipal securities	16,954	685	—	17,639
Mortgage-backed securities	60,364	2,247	(15)	62,596
Collateralized mortgage obligations	3,935	1,150	(11)	5,074
SBA securities	7,959	60	(50)	7,969
Corporate bonds	14,422	65	(134)	14,353
Total	$109,663	$4,260	$(215)	$113,708

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
December 31, 2019
U.S. Treasuries	$999	$—	$—	$999
U.S. Government Agencies	10,033	64	(7)	10,090
Municipal securities	17,888	408	(5)	18,291
Mortgage-backed securities	42,931	860	(48)	43,743
Collateralized mortgage obligations	28,197	476	(68)	28,605
SBA securities	9,550	2	(66)	9,486
Corporate bonds	8,534	141	—	8,675
Total	$118,132	$1,951	$(194)	$119,889

During the three and nine months ended September 30, 2020 and 2019, the Company did not sell any securities available-for-sale.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

The estimated fair value and gross unrealized losses for securities available-for-sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position at the dates indicated are as follows:

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
September 30, 2020
U.S. Treasuries	$—	$—	$—	$—	$—	$—
U.S. Government Agencies	—	—	1,511	(5)	1,511	(5)
Municipal securities	—	—	—	—	—	—
Mortgage-backed securities	208	(3)	506	(12)	714	(15)
Collateralized mortgage obligations	2,308	(5)	832	(6)	3,140	(11)
SBA securities	1,036	(2)	3,737	(48)	4,773	(50)
Corporate bonds	6,372	(134)	—	—	6,372	(134)
Total	$9,924	$(144)	$6,586	$(71)	$16,510	$(215)

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
December 31, 2019
U.S. Treasuries	$—	$—	$—	$—	$—	$—
U.S. Government Agencies	1,497	(1)	1,514	(6)	3,011	(7)
Municipal securities	3,147	(5)	—	—	3,147	(5)
Mortgage-backed securities	7,772	(47)	81	(1)	7,853	(48)
Collateralized mortgage obligations	4,155	(56)	883	(12)	5,038	(68)
SBA securities	6,937	(24)	1,530	(42)	8,467	(66)
Corporate bonds	—	—	—	—	—	—
Total	$23,508	$(133)	$4,008	$(61)	$27,516	$(194)

At September 30, 2020, the Company held 288 investment securities, of which 21 were in an unrealized loss position for more than twelve months and 22 were in an unrealized loss position for less than twelve months. These temporary unrealized losses relate principally to current interest rates for similar types of securities. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. Additional deterioration in market and economic conditions related to the COVID-19 pandemic may, however, have an adverse impact on credit quality in the future and result in other-than-temporary impairment charges.

The amortized cost and estimated fair value of securities available-for-sale at the dates indicated by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2020		December 31, 2019
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
Available-for-sale
Due in one year or less	$10,244	$10,351	$10,737	$10,781
Due after one through five years	19,866	20,839	24,078	24,560
Due after five years through ten years	27,207	27,847	22,914	23,366
Due after ten years	52,346	54,671	60,403	61,182
Total	$109,663	$113,708	$118,132	$119,889

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

NOTE 5 - LOANS

The Company’s loan portfolio at the dates indicated is summarized below:

	September 30,	December 31,
	2020	2019
Commercial and industrial	$326,329	$169,291
Construction and land	41,082	36,321
Commercial real estate	1,142,735	1,093,142
Residential	182,434	156,764
Consumer	6,090	2,562
Total loans	1,698,670	1,458,080
Net deferred loan fees	(4,575)	(451)
Allowance for loan losses	(15,800)	(7,400)
Net loans	$1,678,295	$1,450,229

The Company’s total impaired loans, including nonaccrual loans, loans modified as troubled debt restructurings (“TDR loans”), and accreting purchase credit impaired (“PCI”) loans that have experienced post-acquisition declines in cash flows  expected to be collected are summarized as follows:

	Commercial	Construction	Commercial
	and industrial	and land	real estate	Residential	Consumer	Total
September 30, 2020
Recorded investment in impaired loans:
With no specific allowance recorded	$870	$2,383	$2,511	$1,545	$—	$7,309
With a specific allowance recorded	526	80	266	156	—	1,028
Total recorded investment in impaired loans	$1,396	$2,463	$2,777	$1,701	$—	$8,337
Specific allowance on impaired loans	475	25	71	20	—	591
December 31, 2019
Recorded investment in impaired loans:
With no specific allowance recorded	$436	$2,737	$2,505	$1,488	$1	$7,167
With a specific allowance recorded	182	—	270	—	12	464
Total recorded investment in impaired loans	$618	$2,737	$2,775	$1,488	$13	$7,631
Specific allowance on impaired loans	95	—	64	—	12	171
Three months ended September 30, 2020
Average recorded investment in impaired loans	$1,136	$2,692	$2,814	$1,710	$—	$8,352
Interest recognized	—	—	7	—	—	7
Nine months ended September 30, 2020
Average recorded investment in impaired loans	769	2,763	3,304	1,689	3	8,528
Interest recognized	4	151	37	—	—	192
Three months ended September 30, 2019
Average recorded investment in impaired loans	2,283	1,369	1,634	124	—	5,410
Interest recognized	—	—	—	—	—	—
Nine months ended September 30, 2019
Average recorded investment in impaired loans	3,330	782	1,779	494	—	6,385
Interest recognized	34	—	20	1	—	55

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Impaired loans on accrual are comprised solely of TDR loans performing under modified loan agreements, whose principal and interest is determined to be collectible. Nonaccrual loans are loans where principal and interest have been determined to not be fully collectible.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider, the related loan is classified as a TDR loan. TDR loans are generally placed on nonaccrual status at the time of restructuring and included in impaired loans. These loans are returned to accrual status after the borrower demonstrates performance with the modified terms for a sustained period of time (generally six months) and has the capacity to continue to perform in accordance with the modified terms of the restructured debt. At September 30, 2020, TDR loans totaled $3.7 million, compared to $4.4 million at December 31, 2019. At September 30, 2020 and at December 31, 2019, $775,000 and $789,000, respectively, of TDR loans were accruing and performing in accordance with their modified terms. There are no commitments to lend additional amounts to borrowers with outstanding loans that are classified as TDR loans at September 30, 2020. All TDR loans are also included in the loans individually evaluated for impairment as part of the calculation of the allowance for loan losses.

The following tables present loans by class, modified as TDR loans, for the periods indicated:

	Number of	Rate	Term	Interest only	Rate & term
	loans	modification	modification	modification	modification	Total
Three months ended September 30, 2020
Commercial and industrial	—	$—	$—	$—	$—	$—
Construction and land	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Residential	1	—	156	—	—	156
Consumer	—	—	—	—	—	—
Total	1	$—	$156	$—	$—	$156

	Number of	Rate	Term	Interest only	Rate & term
	loans	modification	modification	modification	modification	Total
Nine months ended September 30, 2020
Commercial and industrial	1	$—	$24	$—	$—	$24
Construction and land	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Residential	1	—	156	—	—	156
Consumer	—	—	—	—	—	—
Total	2	$—	$180	$—	$—	$180

	Number of	Rate	Term	Interest only	Rate & term
	loans	modification	modification	modification	modification	Total
Three months ended September 30, 2019
Commercial and industrial	—	$—	$—	$—	$—	$—
Construction and land	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Residential	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	—	$—	$—	$—	$—	$—

	Number of	Rate	Term	Interest only	Rate & term
	loans	modification	modification	modification	modification	Total
Nine months ended September 30, 2019
Commercial and industrial	2	$—	$176	$—	$321	$497
Construction and land	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Residential	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	2	$—	$176	$—	$321	$497

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

For the three and nine months ended September 30, 2020 and 2019, the Company recorded no charge-offs related to TDR loans. During the three and nine months ended September 30, 2020, there were no TDR loans for which there was a payment default within the first 12 months of the modification.

The Coronavirus Aid, Relief, and Economic Security Act of 2020 (“CARES Act”), signed into law on March 27, 2020, provided guidance around the modification of loans as a result of the COVID-19 pandemic, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDR loans. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. To qualify as an eligible loan under the CARES Act, a loan modification must be (1) related to COVID-19 pandemic; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency by the President, or (B) December 31, 2020. Loan modifications in accordance with the CARES Act and related regulatory guidance are still subject to an evaluation in regard to determining whether or not a loan is deemed to be impaired. See Note 2 – Accounting Guidance Not Yet Effective and Adopted Accounting Guidance.

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

(Tables in thousands, except for share and per share data)

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

The following tables present the internally assigned risk grade by class of loans at the dates indicated:

		Special
	Pass	mention	Substandard	Doubtful	Total
September 30, 2020
Commercial and industrial	$318,497	$5,564	$2,268	$—	$326,329
Construction and land	38,303	315	2,464	—	41,082
Commercial real estate	1,124,741	12,653	5,341	—	1,142,735
Residential	179,418	852	2,164	—	182,434
Consumer	6,086	—	4	—	6,090
Total	$1,667,045	$19,384	$12,241	$—	$1,698,670

		Special
	Pass	mention	Substandard	Doubtful	Total
December 31, 2019
Commercial and industrial	$166,613	$1,166	$1,512	$—	$169,291
Construction and land	32,879	93	3,349	—	36,321
Commercial real estate	1,071,771	16,021	5,350	—	1,093,142
Residential	153,484	1,215	2,065	—	156,764
Consumer	2,541	—	21	—	2,562
Total	$1,427,288	$18,495	$12,297	$—	$1,458,080

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

The following tables provide an aging of the Company’s loans receivable as of the dates indicated:

								Recorded
			90 Days					investment >
	30–59 Days	60–89 Days	or more	Total			Total loans	90 days and
	past due	past due	past due	past due	Current	PCI loans	receivable	accruing
September 30, 2020
Commercial and industrial	$80	$601	$231	$912	$324,743	$674	$326,329	$—
Construction and land	21	—	2,463	2,484	38,408	190	41,082	—
Commercial real estate	91	346	1,524	1,961	1,128,134	12,640	1,142,735	—
Residential	3	—	—	3	179,419	3,012	182,434	—
Consumer	148	473	990	1,611	4,479	—	6,090	—
Total	$343	$1,420	$5,208	$6,971	$1,675,183	$16,516	$1,698,670	$—

								Recorded
			90 Days					investment >
	30–59 Days	60–89 Days	or more	Total			Total loans	90 days and
	past due	past due	past due	past due	Current	PCI loans	receivable	accruing
December 31, 2019
Commercial and industrial	$923	$1,480	$207	$2,610	$166,137	$544	$169,291	$26
Construction and land	325	88	2,961	3,374	32,724	223	36,321	224
Commercial real estate	4,668	4,698	1,460	10,826	1,068,211	14,105	1,093,142	—
Residential	531	122	1,392	2,045	152,261	2,458	156,764	—
Consumer	14	—	13	27	2,533	2	2,562	—
Total	$6,461	$6,388	$6,033	$18,882	$1,421,866	$17,332	$1,458,080	$250

At September 30, 2020, there were no loans greater than 90 days past due and still accruing interest, compared to $250,000 at December 31, 2019. The balance of nonaccrual loans guaranteed by a government agency, which reduces the Company’s credit exposure, was $872,000 at both September 30, 2020 and December 31, 2019. Interest foregone on nonaccrual loans was approximately $117,500 and $338,500 for the three and nine months ended September 30, 2020 compared to $66,500 and $155,000 for the three and nine months ended September 30, 2019, respectively. At September 30, 2020, there were three loans totaling $546,000 in the process of foreclosure compared to none at December 31, 2019.

Purchase Credit Impaired Loans

As part of acquisitions, the Company has purchased loans, some of which have shown evidence of credit deterioration since origination and it is probable at the acquisition that all contractually requirement payments would not be collected.

The unpaid principal balance and carrying value of the Company’s PCI loans at the dates indicated are as follows:

	September 30, 2020		December 31, 2019
	Unpaid		Unpaid
	principal	Carrying	principal	Carrying
	balance	value	balance	value
Commercial and industrial	$1,061	$674	$1,225	$544
Construction and land	271	190	338	223
Commercial real estate	14,481	12,640	15,930	14,105
Residential	3,754	3,012	3,238	2,458
Consumer	—	—	8	2
Total	$19,567	$16,516	$20,739	$17,332

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

The following table summarized the accretable yield on the purchased credit impaired loans for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Balance at beginning of period	$571	$557	$554	$256
Additions	25	190	247	540
Removals	—	(346)	(51)	(349)
Accretion	(62)	(15)	(216)	(61)
Balance at end of period	$534	$386	$534	$386

NOTE 6 – ALLOWANCE FOR LOAN LOSSES

The following table provides additional information on the allowance for loan losses and loan balances individually and collectively evaluated for impairment at or for the three and nine months ended September 30, 2020:

	Commercial	Construction	Commercial
	and industrial	and land	real estate	Residential	Consumer	Unallocated	Total
Three months ended September 30, 2020
Allowance for loan losses
Beginning balance	$3,330	$336	$7,892	$1,367	$2	$573	$13,500
Charge-offs	—	—	—	—	—	—	—
Recoveries	3	—	4	—	—	—	7
Provision for loan losses	495	249	1,236	192	2	119	2,293
Ending balance	$3,828	$585	$9,132	$1,559	$4	$692	$15,800

Nine months ended September 30, 2020
Allowance for loan losses
Beginning balance	$1,762	$164	$4,926	$421	$14	$113	$7,400
Charge-offs	—	—	—	(1)	(17)	—	(18)
Recoveries	10	—	4	—	—	—	14
Provision for loan losses	2,056	421	4,202	1,139	7	579	8,404
Ending balance	$3,828	$585	$9,132	$1,559	$4	$692	$15,800

September 30, 2020
Allowance for loan losses related to:
Loans individually evaluated for impairment	$475	$25	$71	$20	$—	$—	$591
Loans collectively evaluated for impairment	3,353	560	9,061	1,539	4	692	15,209
PCI loans	—	—	—	—	—	—	—

Loans receivable:
Individually evaluated for impairment	$1,396	$2,463	$2,777	$1,701	$—	$—	$8,337
Collectively evaluated for impairment	324,259	38,429	1,127,318	177,721	6,090	—	1,673,817
PCI loans	674	190	12,640	3,012	—	—	16,516
Total loans	$326,329	$41,082	$1,142,735	$182,434	$6,090	$—	$1,698,670

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

The following table provides additional information on the allowance for loan losses and loan balances individually and collectively evaluated for impairment at or for the three and nine months ended September 30, 2019:

	Commercial	Construction	Commercial
	and industrial	and land	real estate	Residential	Consumer	Unallocated	Total
Three months ended September 30, 2019
Allowance for loan losses
Beginning balance	$1,250	$266	$3,853	$225	$2	$284	$5,880
Charge-offs	—	—	—	(1)	—	—	(1)
Recoveries	2	—	—	—	—	—	2
Provision (reclassification) for loan losses	46	(59)	147	137	115	93	479
Ending balance	$1,298	$207	$4,000	$361	$117	$377	$6,360

Nine months ended September 30, 2019
Allowance for loan losses
Beginning balance	$1,017	$327	$3,214	$215	$3	$364	$5,140
Charge-offs	—	—	(17)	(1)	(4)	—	(22)
Recoveries	41	—	—	—	—	—	41
Provision (reclassification) for loan losses	240	(120)	803	147	118	13	1,201
Ending balance	$1,298	$207	$4,000	$361	$117	$377	$6,360

September 30, 2019
Allowance for loan losses related to:
Loans individually evaluated for impairment	$28	$—	$—	$—	$—	$—	$28
Loans collectively evaluated for impairment	1,270	207	4,000	361	117	377	6,332
PCI loans	—	—	—	—	—	—	—

Loans receivable:
Individually evaluated for impairment	$2,317	$2,737	$2,192	$119	$—	$—	$7,365
Collectively evaluated for impairment	157,335	21,694	898,100	131,706	1,375	—	1,210,210
PCI loans	521	192	12,330	1,641	—	—	14,684
Total loans	$160,173	$24,623	$912,622	$133,466	$1,375	$—	$1,232,259

NOTE 7 – PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at the dates indicated:

	September 30,	December 31,
	2020	2019
Premises owned	$11,024	$7,906
Leasehold improvements	3,089	2,362
Furniture, fixtures and equipment	7,500	5,053
Less accumulated depreciation and amortization	(5,990)	(4,792)
Total premises and equipment, net	$15,623	$10,529

Depreciation and amortization included in occupancy and equipment expense totaled $445,000 and $1.3 million for the three and nine months ended September 30, 2020 compared to $297,000 and $859,000, for the three and nine months ended September 30, 2019, respectively.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

On March 29, 2019, the Company sold a commercial building in Oakland, California with a carrying value of $4.6 million. In connection with the sale, the Company leased back 4,021 square feet, representing 11.1% of the total square footage. The sale resulted in a $78,000 gain.

The Company leases its headquarters and 19 branches and administration offices under noncancelable operating leases. These leases expire on various dates through 2030. The Company’s leases often have an option to renew one or more times, at the Company’s discretion, following the expiration of the initial term. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. The Company uses the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used. The Company adopted the requirements of Topic 842 effective January 1, 2019, which required the Company record a right of use lease asset and a lease liability for leases with an initial term of more than 12 months for leases that existed as of January 1, 2019. Future minimum lease payments at September 30, 2020 are for the periods indicated as follows:

For the remainder of 2020	$3,224
2021	2,636
2022	2,239
2023	1,489
2024	1,106
Thereafter	3,560
Total lease payments	14,254
Less: interest	(1,157)
Present value of lease liabilities	$13,097

The following table presents the weighted average operating lease term and discount rate at the date indicated:

	September 30, 2020
Weighted-average remaining lease term	6.15	years
Weighted-average discount rate	2.72%

Rental expense included in occupancy and equipment on the consolidated statements of income totaled $829,000 and $2.5 million for the three and nine months ended September 30, 2020 compared to $824,000 and $2.1 million for the three and nine months ended September 30, 2019, respectively.

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

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

As of September 30, 2020 and December 31, 2019, goodwill totaled $38.8 million and $35.5 million, respectively. At September 30, 2020 and December 31, 2019, core deposit intangible from business combinations totaled $8.8 million and $9.2 million, respectively. A significant decline in expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant decline in the price of our common stock could necessitate taking charges in the future related to the impairment of goodwill or core deposit intangibles. The core deposit intangible assets represent the value ascribed to the long-term deposit relationships acquired and is being amortized over an estimated average useful life of seven to ten years. At September 30, 2020, the weighted average remaining useful life was 3.7 years.

Changes in the Company's goodwill for the periods indicated are as follows:

	September 30,	December 31,
	2020	2019
Balance at beginning of period	$35,466	$14,594
Acquired goodwill	3,372	20,872
Impairment	—	—
Balance at end of period	$38,838	$35,466

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. As of September 30, 2020, the Company had positive equity, however, as a result of the potential credit losses and adverse economic impacts resulting from the COVID-19 pandemic, the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the Company exceeded its carrying value, including goodwill. The qualitative assessment, which considered that the Company’s continued profitability, average community bank merger deal values realized during 2020, net interest margin levels, total expected loan losses as of September 30, 2020, and the continued growth in our core deposit portfolio, indicated that it was more likely than not that its fair value exceeded its carrying value, resulting in no impairment. If adverse economic conditions or the recent decrease in our stock price and market capitalization as a result of the COVID-19 pandemic were to be deemed sustained rather than temporary, it may significantly affect the fair value of our goodwill and may require impairment charges. Any impairment charge could have a material adverse effect on our results of operations and financial condition.

Changes in the Company’s core deposit intangible for the periods indicated were as follows:

	September 30,	December 31,
	2020	2019
Balance at beginning of period	$9,185	$7,205
Additions	949	3,604
Less amortization	(1,379)	(1,624)
Balance at end of period	$8,755	$9,185

Amortization expense in other noninterest expense on the condensed consolidated statements of income totaled $453,000 and $1.4 million for the three and nine months ended September 30, 2020 compared to $396,000 and $1.2 million for the three and nine months ended September 30, 2019, respectively.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

The following table presents the estimated amortization expense with respect to core deposit intangibles as of September 30, 2020 for the periods indicated:

For the remainder of 2020	$453
2021	1,813
2022	1,813
2023	1,034
2024	970
Thereafter	2,672
Total	$8,755

NOTE 9 – INTEREST RECEIVABLE AND OTHER ASSETS

The Company’s interest receivable and other assets at the dates indicated consisted of the following:

	September 30,	December 31,
	2020	2019
Tax assets, net	$7,423	$5,922
Accrued interest receivable	8,996	5,495
Investment in SBIC Funds	2,846	2,272
Prepaid assets	1,638	1,160
Servicing assets	1,747	2,097
Low income housing partnerships, net	2,167	1,171
Investment in statutory trusts	479	475
All other	1,190	926
Total	$26,486	$19,518

NOTE 10 – DEPOSITS

The Company’s deposits consisted of the following at the dates indicated:

	September 30,	December 31,
	2020	2019
Demand deposits	$713,328	$572,341
NOW accounts and savings	393,203	314,125
Money market	551,816	489,206
Time deposits under $250,000	139,778	189,063
Time deposits over $250,000	110,521	136,448
Total	$1,908,646	$1,701,183

At September 30, 2020 and December 31, 2019, the weighted average stated rate on the Company’s interest bearing deposits were 0.52% and 0.86%, respectively.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

NOTE 11 - BORROWINGS

On August 6, 2020, the Company issued and sold $65.0 million aggregate principal amount of 5.25% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “Notes”) at a public offering price equal to 100% of the aggregate principal amount of the Notes. The offering of the Notes closed on August 10, 2020. The net proceeds to the Company from the sale of the Notes were approximately $63.3 million, after deducting underwriting discounts and offering expenses. The Company used $6.0 million of the net proceeds of the offering to repay other borrowings with the remainder to be used for general corporate purposes, which may include providing capital to support its growth organically or through strategic acquisitions, repayment or redemption of outstanding indebtedness, the payment of dividends, financing investments and capital expenditures, repurchasing shares of the Company’s common stock and for investments in United Business Bank, as regulatory capital. The Company has not historically paid dividends.

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

The Bank has a Federal Funds line with four corresponding banks. Cumulative available commitments totaled $75.0 million and $55.0 million at September 30, 2020 and December 31, 2019, respectively. There were no amounts outstanding under these facilities at September 30, 2020 and December 31, 2019.

NOTE 12 - INTEREST PAYABLE AND OTHER LIABILITIES

The Company’s interest payable and other liabilities at the dates indicated consisted of the following:

	September 30,	December 31,
	2020	2019
Accrued expenses	$6,253	$6,241
CDARs deferred fees	129	320
Accounts payable	724	2,175
Reserve for unfunded commitments	415	415
Accrued interest payable	710	1,607
All other	843	517
Total	$9,074	$11,275

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

NOTE 13 – OTHER EXPENSES

The Company’s other expenses for the periods indicated consisted of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Professional fees	$531	$379	$2,055	$1,643
Core deposit premium amortization	453	396	1,379	1,177
Marketing and promotions	200	271	639	877
Stationery and supplies	167	138	440	436
Insurance (including FDIC premiums)	212	30	377	345
Communication and postage	176	142	494	349
Loan default related expense	97	38	309	188
Director fees and stock compensation	81	175	239	671
Bank service charges	49	9	125	40
Courier expense	176	128	490	359
Other	141	86	571	309
Total	$2,283	$1,792	$7,118	$6,394

NOTE 14 – EQUITY INCENTIVE PLANS

2017 Omnibus Equity Incentive Plan

The shareholders approved the Omnibus Equity Incentive Plan (“2017 Plan”) in November 2017. The 2017 Plan provides for the awarding by the Company’s Board of Directors of equity incentive awards to employees and non-employee directors. An equity incentive award may be an option, stock appreciation rights, restricted stock units, stock award, other stock-based award or performance award granted under the 2017 Plan. Factors considered by the Board in awarding equity incentives to officers and employees include the performance of the Company, the employee’s or officer’s job performance, the importance of his or her position, and his or her contribution to the organization’s goals for the award period. Generally, awards are restricted and have a vesting period of no longer than ten years. Subject to adjustment as provided in the 2017 Plan, the maximum number of shares of common stock that may be delivered pursuant to awards granted under the 2017 Plan is 450,000. The 2017 Plan provides for an annual restricted stock grant limits to officers, employees and directors. The annual stock grant limit per person for officers and employees is the lessor of 50,000 shares or a value of $2.0 million, and per person for directors, the maximum is 25,000 shares. All unvested restricted shares outstanding vest in the event of a change in control of the Company. Awarded shares of restricted stock vest over (i) a one-year period following the date of grant, in the case of the non-employee directors, and (ii) a three-year or five-year period following the date of grant, with the initial vesting occurring on the one-year anniversary of the date of grant, in the case of the executive officers. As of September 30, 2020, a total of 151,247 shares are available for future issuance under the 2017 Plan.

2014 Omnibus Equity Incentive Plan

In 2014, the shareholders approved the Omnibus Equity Incentive Plan (the “2014 Plan”). A total of 148,962 equity incentive awards were granted under the 2014 Plan. The awards are shares of restricted stock and have a vesting period of one to five years. No future equity awards will be made from the 2014 Plan.

The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date. For the three and nine months ended September 30, 2020, total compensation expense for these plans was $385,000 and $1.1 million, respectively, compared to $367,000 and $807,000 for the three and nine months ended September 30, 2019, respectively.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

As of September 30, 2020, there was $2.6 million of total unrecognized compensation cost related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately two years.

The following table provides the restricted stock grant activity for the periods indicated:

	2020		2019
		Weighted-average		Weighted-average
		grant date		grant date
	Shares	fair value	Shares	fair value
Non-vested at January 1,	142,103	$20.76	131,000	$19.18
Granted	15,173	22.60	22,289	22.38
Vested	(23,435)	19.62	(19,253)	19.51
Forfeited	(1,432)	18.93	—	—
Non-Vested, at March 31,	132,409	$22.10	134,036	$20.76
Granted	92,294	12.18	45,696	24.60
Vested	(32,264)	23.30	(36,582)	19.55
Non-Vested, at June 30,	192,439	$17.14	143,150	$21.63
Granted	21,599	10.28	9,350	21.40
Vested	(9,523)	21.34	(9,723)	10.96
Non-Vested, at September 30,	204,515	$16.22	142,777	$22.60

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

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

The following assets are measured at fair value on a recurring basis at the dates indicated:

	Total	Level 1	Level 2	Level 3
September 30, 2020
U.S. Treasuries	$—	$—	$—	$—
U.S. Government Agencies	6,077	—	6,077	—
Municipal securities	17,639	—	17,639	—
Mortgage-backed securities	62,596	—	62,596	—
Collateralized mortgage obligations	5,074	—	5,074	—
SBA securities	7,969	—	7,969	—
Corporate bonds	14,353	—	14,353	—
Total	$113,708	$—	$113,708	$—

	Total	Level 1	Level 2	Level 3
December 31, 2019
U.S. Treasuries	$999	$999	$—	$—
U.S. Government Agencies	10,090	—	10,090	—
Municipal securities	18,291	—	18,291	—
Mortgage-backed securities	43,743	—	43,743	—
Collateralized mortgage obligations	28,605	—	28,605	—
SBA securities	9,486	—	9,486	—
Corporate bonds	8,675	—	8,675	—
Total	$119,889	$999	$118,890	$—

The following assets are measured at fair value on a nonrecurring basis as of the dates indicated:

	Total	Level 1	Level 2	Level 3
September 30, 2020
Performing impaired loans	$775	$—	$—	$775
Nonperforming impaired loans	7,562	—	—	7,562
OREO	296	—	—	296
Total	$8,633	$—	$—	$8,633

	Total	Level 1	Level 2	Level 3
December 31, 2019
Performing impaired loans	$789	$—	$—	$789
Nonperforming impaired loans	6,842	—	—	6,842
OREO	574	—	—	574
Total	$8,205	$—	$—	$8,205

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(Tables in thousands, except for share and per share data)

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

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

The carrying amounts and fair values of the Company’s financial instruments at the dates indicated are presented below:

	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
September 30, 2020
Financial assets:
Cash and cash equivalents	$319,835	$319,835	$319,835	$—	$—
Interest bearing deposits in banks	8,714	8,714	8,714	—	—
Investment securities available-for-sale	109,663	113,708	—	113,708	—
Loans held for sale	12,044	12,044	—	12,044	—
Loans, net	1,678,295	1,707,874	—	—	1,707,874
Other equity securities	15,331	15,331	15,331	—	—
Accrued interest receivable	8,996	8,996	—	8,996	—
Financial liabilities:
Deposits	1,908,646	1,910,260	—	1,910,260	—
Subordinated debt, net	63,340	63,340	—	63,340	—
Other borrowings	10,000	10,000	—	10,000	—
Junior subordinated deferrable interest debentures, net	8,302	8,018	—	—	8,018
Accrued interest payable	710	710	—	710	—
Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	107,441	107,026	—	—	107,026

	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
December 31, 2019
Financial assets:
Cash and cash equivalents	$295,382	$295,382	$295,382	$—	$—
Interest bearing deposits in banks	1,739	1,739	1,739	—	—
Investment securities available-for-sale	118,132	119,889	999	118,890	—
Loans held for sale	2,226	2,226	—	2,226	—
Loans, net	1,450,229	1,453,067	—	—	1,453,067
Other equity securities	13,905	13,905	13,905	—	—
Accrued interest receivable	5,495	5,495	—	5,495	—
Financial liabilities:
Deposits	1,701,183	1,704,428	—	1,704,428	—
Junior subordinated deferrable interest debentures, net	8,242	8,086	—	—	8,086
Accrued interest payable	1,607	1,607	—	1,607	—
Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	128,934	128,519	—	—	128,519

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Lending and Letter of Credit Commitments

In the normal course of business, the Company enters into various commitments to extend credit, which are not reflected in the financial statements. These commitments consist of the undisbursed balance on personal, commercial lines, including commercial real estate secured lines of credit, and of undisbursed funds on construction and development loans. At September 30, 2020 and December 31, 2019, undisbursed commitments totaled $105.2 million and $126.6 million, respectively. In addition, at both September 30, 2020 and December 31, 2019, the Company has issued standby letter of credit commitments, primarily issued for the third-party performance obligations of clients totaling $2.3 million. There were no outstanding balances at both September 30, 2020 and December 31, 2019.

Commitments generally have fixed expiration dates or other termination clauses. The actual liquidity needs or the credit risk that the Company will experience will be lower than the contractual amount of commitments to extend credit because a significant portion of these commitments are expected to expire without being drawn upon. The commitments are generally variable rate and include unfunded home equity lines of credit, commercial real estate construction where disbursement is made over the course of construction, commercial revolving lines of credit, and unsecured personal lines of credit. The Company’s outstanding loan commitments are made using the same underwriting standards as comparable outstanding loans. The reserve associated with these commitments included in interest payable and other liabilities on the consolidated balance sheets was $415,000 at both September 30, 2020 and December 31, 2019.

Commercial Real Estate Concentrations

At September 30, 2020 and December 31, 2019, in management’s judgment, a concentration of loans existed in commercial real estate related loans. The Company’s commercial real estate loans are secured by owner occupied and non-owner occupied commercial real estate and multifamily properties. Although management believes that loans within these concentrations have no more than the normal risk of collectability, a decline in the performance of the economy in general or a decline in real estate value in the Company’s primary market areas in particular, could have an adverse impact on collectability.

Other Assets

The Company has commitments to fund Low Income Housing Tax Credit Partnerships (“LIHTC”) and a Small Business Investment Company (“SBIC”). At both September 30, 2020 and December 31, 2019, the remaining commitments to the LIHTC and SBIC were approximately $1.8 million and $122,000, respectively.

Deposits

At September 30, 2020, approximately $238.2 million, or 12.1%, of the Company's deposits were derived from its top ten depositors. At December 31, 2019, approximately $157.0 million, or 9.2%, of the Company's deposits were derived from its top ten depositors.

Local Agency Deposits and Other Advances

In the normal course of business, the Company accepts deposits from local agencies. The Company is required to provide collateral for certain local agency deposits in the states of California, Colorado, New Mexico and Washington. As of September 30, 2020 and December 31, 2019, the FHLB issued letters of credit on behalf of the Company totaling $31.5 million and $21.5 million, respectively, as collateral for local agency deposits.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements.

The novel coronavirus disease, or COVID-19, pandemic is adversely affecting us, our clients, counterparties, employees, and third-party service providers, and the ultimate extent of the impacts on our business, financial position, results of operations, liquidity, and prospects is uncertain. Continued deterioration in general business and economic conditions, including further increases in unemployment rates, or turbulence in domestic or global financial markets could adversely affect our revenues and the values of our assets and liabilities, reduce the availability of funding, lead to a tightening of credit, and further increase stock price volatility. In addition, changes to statutes, regulations, or regulatory policies or practices as a result of, or in response to COVID-19, could affect us in substantial and unpredictable ways. Other factors that could cause or contribute to such differences include, but are not limited to:

●	expected revenues, cost savings, synergies and other benefits from our recent acquisitions of Grand Mountain Bancshares, Inc. (“GMB”) and TIG Bancorp (“TIG”) might not be realized within the expected time frames or at all and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected;
●	the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses;
●	changes in economic conditions in general and in California, Colorado, Washington, and New Mexico;
●	changes in the levels of general interest rates and the relative differences between short and long-term interest rates, loan and deposit interest rates;
●	uncertainty regarding the future of the London Interbank Offered Rate (“LIBOR”), and the potential transition away from LIBOR toward new interest rate benchmarks;
●	our net interest margin and funding sources;
●	fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas;
●	secondary market conditions for loans and our ability to originate loans held for sale and to sell loans in the secondary market;
●	results of examinations of us by regulatory authorities and the possibility that any such regulatory authority may, among other things, limit our business activities, require us to change our business mix, increase our allowance for loan and lease losses, write-down asset values or increase our capital levels, affect our ability to borrow funds or maintain or increase deposits;
●	risks related to our acquisition strategy, including our ability to identify future suitable acquisition candidates, exposure to potential asset and credit quality risks and unknown or contingent liabilities, the need for capital to finance such transactions, our ability to obtain required regulatory approvals and possible failures in realizing the anticipated benefits from acquisitions;
●	challenges arising from attempts to expand into new geographic markets, products, or services;
●	future goodwill impairment due to changes in our business, market conditions, or other factors;

●	legislative or regulatory changes that adversely affect our business including changes in banking, securities and tax law, and regulatory policies and principles, or the interpretation of regulatory capital or other rules, including changes related to Basel III;
●	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the implementing regulations;
●	our ability to control operating costs and expenses;
●	the use of estimates in determining fair value of certain of our assets and liabilities, which estimates may prove to be incorrect and result in significant changes in valuation;
●	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges;
●	the effectiveness of our risk management framework;
●	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions, which could expose us to litigation or reputational harm;
●	an inability to keep pace with the rate of technological advances;
●	our ability to retain key members of our senior management team and our ability to attract, motivate and retain qualified personnel;
●	costs and effects of litigation, including settlements and judgments;
●	our ability to implement our business strategies and manage our growth;
●	liquidity issues, including our ability to borrow funds or raise additional capital, if necessary;
●	the loss of our large loan and deposit relationships;
●	increased competitive pressures among financial services companies;
●	changes in consumer spending, borrowing and savings habits;
●	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;
●	adverse changes in the securities markets;
●	inability of key third-party providers to perform their obligations to us;
●	statements with respect to our intentions regarding disclosure and other changes resulting from the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”);
●	changes in accounting principles, policies or guidelines and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board;
●	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services including the Coronavirus Aid, Relief, and Economic Security Act of 2020 (“CARES Act”); and
●	the other risks detailed in this report and from time to time in our other filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Annual Report”).

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

Executive Overview

General. BayCom is a bank holding company headquartered in Walnut Creek, California. BayCom’s wholly owned banking subsidiary, United Business Bank, provides a broad range of financial services to businesses and business owners as well as individuals through its network of 34 full-service branches, with 16 locations in California, two in Washington, five in Central New Mexico and 11 in Colorado, including four full-service branches recently acquired in our acquisition of GMB. At September 30, 2020, the Company had approximately $2.3 billion in total assets, $1.7 billion in total loans, $1.9 billion in total deposits and $255.3 million in shareholders’ equity. The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relate primarily to the Bank.

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

The testing for impairment may begin with an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that the fair value of goodwill is less than carrying value. The qualitative assessment includes adverse events or circumstances identified that could negatively affect the reporting unit’s fair value as well as positive and mitigating events. When required, the goodwill impairment test involves a two-step process. The first test for goodwill impairment is done by comparing the reporting unit’s aggregate fair value to its carrying value. The Company’s goodwill is assigned to the Bank and is evaluated for impairment at the Bank level (reporting unit). Absent other indicators of impairment, if the aggregate fair value exceeds the carrying value, goodwill is not considered impaired and no additional analysis is necessary. If the carrying value of the reporting unit were to exceed the aggregate fair value, a second test would be performed to measure the amount of impairment loss, if any. To measure any impairment loss the implied fair value would be determined in the same manner as if the reporting unit were being acquired in a business combination. If the implied fair value of goodwill were less than the recorded goodwill an impairment charge would be recorded for the difference. As of September 30, 2020, the Company had positive equity, however, as a result of the potential credit losses and adverse economic impacts resulting from the COVID-19 pandemic, the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the Bank, the reporting unit, exceeds its’ carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the Bank’s fair value exceeded its’ carrying value, resulting in no impairment. If adverse economic conditions or the recent decrease in our stock price and market capitalization as a result of the COVID-19 pandemic were to be deemed sustained rather than temporary, it may significantly affect the fair value of our goodwill and may trigger impairment charges. Any impairment charge could have a material adverse effect on our results of operations and financial condition. See Part II. Item 1A. Risk Factors - “The COVID-19 pandemic has adversely impacted our ability to conduct business and is expected to adversely impact our financial results and those of our clients. The ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic” for additional information.

BayCom’s Response to COVID-19

In response to the current global situation surrounding the COVID-19 pandemic, the Company is offering a variety of relief options designed to support our clients and the communities we serve.

Paycheck Protection Program ("PPP") Participation. The CARES Act was signed into law on March 27, 2020, and authorized the Small Business Administration (“SBA”) to guarantee loans under a loan program called the Paycheck Protection Program, or PPP. The goal of the PPP was to avoid as many layoffs as possible, and to encourage small businesses to maintain payrolls. As a qualified SBA lender, the Company was automatically authorized to originate PPP loans upon commencement of the program in April 2020. PPP loans have: (a) an interest rate of 1.0%, (b) a loan term maturity of up to five years; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be forgiven and repaid by the SBA so long as the borrower meets certain criteria. Through the conclusion of the PPP program on August 8, 2020, the Company has accepted 1,310359 applications for PPP loans, including applications from new and existing clients who are small to midsize businesses as well as independent contractors, sole proprietors and partnerships.

As of September 30, 2020, we have funded approximately $140.2 million in PPP loans, with an average loan amount of $103,000. In addition to the 1% interest earned on these loans, the SBA paid us fees for processing PPP loans in the following amounts: (i) five (5) percent for loans of not more than $350,000; (ii) three (3) percent for loans of more than $350,000 and less than $2,000,000; and one (1) percent for loans of at least $2,000,000. We may not collect any fees from the loan applicants. The following table summarizes our PPP participation as of September 30, 2020:

	Funded
	Total		Average
	Outstanding	Number	Size

	(Dollars in thousands)
Existing clients	$85,491	655	$131
New clients	54,718	704	78
Total PPP loans	$140,209	1,359	$103

We are also authorized to utilize the FRB's Paycheck Protection Program Liquidity Facility (“PPPLF”), pursuant to which the Company would pledge its PPP loans as collateral at face value to obtain FRB non-recourse loans.

Allowance for Loan Losses and Loan Modifications

At September 30, 2020, the Company’s allowance for loan losses was $15.8 million, or 0.93% of total loans, compared to $13.5 million, or 0.78% of total loans, at June 30, 2020, and $6.4 million, or 0.52% of loans outstanding, at September 30, 2019. The provision for loan losses totaled $2.3 million for the third quarter of 2020, compared to $4.4 million the prior quarter and $479,000 for the same quarter last year due to the migration of acquired loans out of the discounted acquired loan portfolio and, for the second and third quarter of 2020, consideration of probable loan losses as a result of the COVID-19 pandemic. We have received numerous requests from borrowers for some type of payment relief. At September 30, 2020, we had provided payment relief related to COVID-19 on 426 loans totaling $413.9 million, of which 371 loans totaling $335.8 million or 81.1% have resumed their normal loan payments. As of September 30, 2020, 55 loans totaling $78.1 million are under payment relief including 30 loans totaling $57.8 million that have entered into a second payment forbearance agreement. The relief for borrowers requesting a second forbearance agreement is to allow interest only payments and principal and interest deferral for up to 180 days. Since these loans were performing loans that were current on their payments prior to the COVID-19 pandemic, these modifications were not classified as TDRs at September 30, 2020 in accordance with the guidance of the CARES Act. As a reminder, the CARES Act provided that the short-term modification of loans as a result of the COVID-19 pandemic, made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current under the CARES Act and regulatory guidance if they are less than 30 days past due on their contractual payments as of December 31, 2019.

The Company has made available the following short-term relief option to all borrowers affected by COVID-19:

●	Interest only payments on term debt for up to 180 days;
●	Full payment deferrals for up to 180 days upon request with an extension for another 180 days upon submission of specified documentation and recovery plans;
●	Loan re-amortization, especially in cases where significant prepayments of principal have occurred and to provide for continuing payment reduction at the end of the 180-day deferment period;
●	Covenant waivers and resets.

All loans modified due to COVID-19 will be separately monitored and any request for continuation of relief beyond the initial modification will be reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate.

Our modifications as of September 30, 2020, consisting of the deferral of principal and/or interest, are reflected in the following table:

					Payment	As a %
	Interest Only Payments		Principal and Interest Deferrals		Relief	of each
	90 days	180 days	90 days	180 days	Total	loan type

Loan type with outstanding balances	(Dollars in thousands)
Hospitality	$11,713	$2,584	$—	$8,165	$22,462	16.3%
Multifamily	—	16,132	—	5,070	21,202	8.8%
Retail	1,925	2,470	925	12,225	17,545	8.4%
Commercial	—	2,156	564	2,005	4,725	1.5%
Gas station	—	585	—	1,292	1,877	1.9%
Residential	—	182	67	1,392	1,641	1.2%
Mixed Use	—	—	—	3,712	3,712	13.7%
Construction and land	—	541	—	21	562	1.4%
Agriculture	—	—	536	78	614	23.0%
Church	—	2,332	842	—	3,174	15.2%
All other	—	—	—	610	610	2.2%
Consumer	—	—	10	5	15	0.2%
Total	$13,638	$26,982	$2,944	$34,575	$78,139	4.6%
Loan count	2	18	8	27	55

As reflected in the above table, the primary method of relief granted by the Company has been to allow the borrower to defer their loan payments (interest only or principal and interest) for up to six months. After the deferral period, normal loan payments will continue, however, payments will be applied first to interest until the deferred interest is repaid and thereafter applied to both principal and interest with any deficiency in amortized principal payments added to the balloon payment due at maturity. We believe the steps we are taking are necessary to effectively manage our portfolio and assist our clients through the ongoing uncertainty surrounding the duration, impact and government response to the COVID-19 pandemic.

Branch Operations and Additional Client Support

We have taken various steps to ensure the safety of our clients and our personnel. Many of our employees are working remotely or have flexible work schedules, and we have established protective measures within our offices to help ensure the safety of those employees who must work on-site. The Families First Coronavirus Response Act, which requires certain employers to provide employees with paid sick leave or expanded family and medical leave for specified reasons related to COVID-19, also provides additional flexibility to our employees to help navigate their individual challenges.

The COVID-19 pandemic has caused varying degrees of disruption to our branch operations resulting in the implementation of various social distancing measures at the Company to address client and community needs. To ensure the safety of our clients and employees, services are offered through drive up facilities, ATMs, online banking, our call center operations and/or by appointment. We have installed counter shields and hand sanitizing stations, limited the number of clients in a branch at any one time, required social distancing and the wearing of masks within branches, diligent disinfecting of common area high touchpoints, such as tables, doorknobs, light switches, countertops, and the like, and encouraged the use of our digital and electronic banking channels. We continuously monitor and conform our practices based on updates from the Center for Disease Control, World Health Organization, Financial Regulatory Agencies, and local and state health departments.

Overdraft and fee reversals are waived on a case-by-case basis. We are cautious when paying overdrafts beyond the client's total deposit relationship, overdraft protection options or their overdraft coverage limits.

Comparison of Financial Condition at September 30, 2020 and December 31, 2019

Total assets.  Total assets increased $277.6 million, or 13.9%, to $2.3 billion at September 30, 2020, from $2.0 billion at December 31, 2019. The increase primarily was the result of loans increasing $228.1 million, or 15.7%, driven by the completion of our acquisition of GMB during the first quarter of 2020, and new loan originations, primarily PPP loans.

Cash and cash equivalents.  Cash and cash equivalents increased $24.4 million, or 8.3%, to $319.8 million, at September 30, 2020, from $295.4 million at December 31, 2019, primarily as a result of the proceeds received from our issuance and sale of $65.0 million aggregate principal amount of 5.25% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “Notes”) further described under “Borrowings” below. We intend to invest our excess cash in loans and marketable securities until such funds are needed to support acquisitions or other growth oriented operating or strategic initiatives.

Investment securities available-for-sale.  Investment securities available-for-sale decreased $6.2 million, or 5.2%, to $113.7 million at September 30, 2020 from $119.9 million at December 31, 2019. The decrease was primarily due to the routine amortization and repayment of investment principal balances, partially offset by $4.4 million of securities acquired in the GMB acquisition. At September 30, 2020 and December 31, 2019, all of our investment securities were classified as available-for-sale.

Loans receivable, net.  We originate a wide variety of loans with a focus on commercial real estate (“CRE”) loans and commercial and industrial loans. Loans receivable, net of allowance for loan losses, increased $228.1 million, or 15.7%, to $1.7 billion at September 30, 2020 from $1.5 billion at December 31, 2019. The increase was primarily driven by $140.2 million of PPP loans, $98.4 million of loans acquired in the GMB acquisition and $146.6 million in new loan originations. Loan originations for the first nine months of 2020 totaled $286.9 million compared to $176.6 million for the first nine months of 2019. The increase in loan originations for the current period compared to the comparable period in 2019 primarily was the result of the growth of our operations from recent acquisitions and PPP loans. Loan originations in 2020 were concentrated in California markets, primarily Los Angeles, San Francisco Bay Area and Sacramento/Northern California with commercial and multifamily real estate secured loans accounting for the majority of the originations.

The following table provides information about our loan portfolio by type of loan at the dates indicated:

	September 30,	December 31,	% Change
	2020	2019

	(Dollars in thousands)
Commercial and industrial (1)	$325,655	$168,747	93.0%
Real estate:
Residential	179,422	154,306	16.3%
Multifamily residential	238,382	215,073	10.8%
Owner occupied CRE	395,564	416,141	(4.9)%
Non-owner occupied CRE	496,149	447,823	10.8%
Construction and land	40,892	36,098	13.3%
Total real estate	1,350,409	1,269,441	6.4%
Consumer	6,090	2,560	137.9%
PCI loans	16,516	17,332	(4.7)%
Total Loans	1,698,670	1,458,080	16.5%
Net deferred loan fees	(4,575)	(451)	914.5%
Allowance for loan losses	(15,800)	(7,400)	113.5%
Loans, net	$1,678,295	$1,450,229	15.7%

(1)	Includes $140.2 million of PPP loans as of September 30, 2020.

The following tables show the geographic distribution of our loan portfolio in dollar amounts and percentages, at the dates indicated:

	San Francisco Bay				Total in State of
	Area (1)		Other California		California		All Other States (2)		Total
		% of		% of		% of		% of		% of
		Total in		Total in		Total in		Total in		Total in
	Amount	Category	Amount	Category	Amount	Category	Amount	Category	Amount	Category

	(Dollars in thousands)
September 30, 2020
Commercial and industrial	$71,240	14.2%	$163,813	24.3%	$235,053	20.0%	$91,276	17.4%	$326,329	19.2%
Real estate:
Residential	41,883	8.4%	48,780	7.2%	90,663	7.7%	91,771	17.5%	182,434	10.7%
Multifamily residential	60,660	12.1%	118,117	17.5%	178,777	15.2%	62,831	12.0%	241,608	14.2%
Owner occupied CRE	152,775	30.5%	167,455	24.9%	320,230	27.3%	80,362	15.3%	400,592	23.6%
Non-owner occupied CRE	174,739	34.8%	169,308	25.1%	344,047	29.3%	156,488	29.9%	500,535	29.5%
Construction and land	93	0.0%	5,952	0.9%	6,045	0.5%	35,037	6.7%	41,082	2.4%
Total real estate	430,150		509,612		939,762		426,489		1,366,251
Consumer	15	0.0%	2	0.0%	17	0.0%	6,073	1.2%	6,090	0.4%
Total loans	$501,405		$673,427		$1,174,832		$523,838		$1,698,670

December 31, 2019
Commercial and industrial	$52,140	9.7%	$56,272	11.5%	$108,412	10.6%	$60,879	14.1%	$169,291	11.6%
Real estate:
Residential	54,467	10.2%	44,428	9.1%	98,895	9.6%	57,869	13.4%	156,764	10.7%
Multifamily residential	72,248	13.5%	82,110	16.7%	154,358	15.1%	64,052	14.8%	218,410	15.0%
Owner occupied CRE	184,255	34.4%	144,524	29.5%	328,779	32.1%	93,774	21.7%	422,553	29.0%
Non-owner occupied CRE	169,776	31.7%	159,363	32.5%	329,139	32.1%	123,040	28.4%	452,179	31.0%
Construction and land	2,290	0.4%	3,323	0.7%	5,613	0.5%	30,708	7.1%	36,321	2.5%
Total real estate	$483,036		$433,748		$916,784		$369,443		$1,286,227
Consumer	321	0.1%	—	0.0%	321	0.0%	2,241	0.5%	2,562	0.2%
Total loans	$535,497		$490,020		$1,025,517		$432,563		$1,458,080

(1)	Includes Alameda, Contra Costa, Solano, Napa, Sonoma, Marin, San Francisco, San Mateo and Santa Clara counties.
(2)	Includes loans located primarily in the states of Colorado, New Mexico and Washington. At September 30, 2020, loans in Colorado, New Mexico and Washington totaled $211.6 million, $79.7 million and $91.1 million, respectively. At December 31, 2019, loans in Colorado, New Mexico and Washington totaled $142.0 million, $89.6 million and $103.7 million, respectively.

Nonperforming assets and nonaccrual loans.  Nonperforming assets consists of nonaccrual loans, accruing loans that are 90 days past due and other real estate owned (“OREO”). Nonperforming assets increased $192,000, or 2.5%, to $7.9 million at September 30, 2020 from $7.7 million at December 31, 2019, primarily due to an increase in nonaccrual loans, partially offset by a decrease in OREO and accruing loans 90 days and more past due. Included in nonaccrual loans at September 30, 2020 and December 31, 2019, are $775,000 and $789,000, respectively, of TDRs, which are performing in accordance with their restructured terms. The Company had nonaccrual loans totaling $7.6 million or 0.45% of total loans, of which $872,000 million are guaranteed by governmental agencies at September 30, 2020, compared to $7.1 million or 0.49% of total loans at December 31, 2019. This increase in nonaccrual loans during the first nine months of 2020 was primarily driven by the addition of six loans within the commercial and industrial loan portfolio, partially offset by the payoff of two other loans in that category. At September 30, 2020, accruing loans past due 30 to 89 days totaled $1.2 million, compared to $12.8 million at December 31, 2019. This decrease reflects our efforts to process loan extensions, loan renewals and collect past due payments. OREO totaled $296,000 and $574,000 at September 30, 2020 and December 31, 2019, respectively.

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

Troubled debt restructured loans.  Troubled debt restructurings, also referred to as “TDRs” herein, which are accounted for under ASC Topic 310-40, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a below market interest rate, a reduction in principal, or a longer term to maturity. At September 30, 2020, TDRs totaled $3.7 million, compared to $4.4 million at December 31, 2019. At September 30, 2020 and December 31, 2019, the Company had TDRs that were accruing and performing in accordance with their modified terms of $775,000 and $789,000, respectively. Performing TDRs are not considered nonperforming assets as they continue to accrue interest despite being considered impaired due to the restructured status. The CARES Act amended the generally accepted accounting principles in the United States (“GAAP”) with respect to the modification of loans to borrowers affected by the COVID-19 pandemic. Among other criteria, this guidance provided that short-term loan modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. As of September 30, 2020 the Company had approved 426 loan modifications qualifying under the CARES Act related to the COVID-19 pandemic totaling $413.9 million, of which 371 loans totaling $335.8 million or 81.1% have resumed their normal loan payments. As of September 30, 2020, 55 loans totaling $78.1 million are under payment relief including 30 loans totaling $57.8 million that have entered into a second payment forbearance agreement.

The following table sets forth the nonperforming loans, nonperforming assets and troubled debt restructured loans as of the dates indicated:

	September 30,	December 31,
	2020	2019

	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Commercial and industrial	$1,396	$618
Real estate:
Residential	1,701	1,488
Multifamily residential	254	297
Owner occupied CRE	1,482	1,349
Non-owner occupied CRE	266	340
Construction and land	2,463	2,737
Total real estate	6,166	6,211
Consumer	—	13
Total nonaccrual loans	7,562	6,842
More than 90 days past due and still accruing	—	250
Total nonperforming loans	7,562	7,092
Real estate owned	296	574
Total nonperforming assets (1)	$7,858	$7,666
Troubled debt restructurings – performing	775	789
PCI loans	$16,516	$17,332
Nonperforming assets to total assets (1)	0.35%	0.38%
Nonperforming loans to total loans (1)	0.45%	0.49%

(1)  Performing TDRs are not included in nonperforming loans above, nor are they included in the numerators used to calculate this ratio. Loans more than 90 days past due still accruing interest are included in nonperforming assets above, and are included in the numerators used to calculate this ratio.

Loans under ASC Topic 310-30 are considered performing and are not included in nonperforming assets in the table above. At September 30, 2020 and December 31, 2019, we had no credit impaired loans under ASC Topic 310-30 that were 90 days past due and still accruing.

For the three and nine months ended September 30, 2020, interest foregone on nonaccrual loans was $117,500 and $338,500, none of which was included in interest income, compared to $66,500 and $155,000 for the three and nine months ended September 30, 2019.

Potential problem loans.  Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which we are monitoring because the financial information of the borrower causes us concerns as to their ability to comply with their loan repayment terms. Potential problem loans, not included in our nonperforming loans, totaled $62.5 million at September 30, 2020, including $57.8 million of loans granted a second COVID-19 payment relief which are considered higher risk. Potential problem loans totaled $5.5 million at December 31, 2019

Allowance for loan losses.  We establish an allowance for loan losses by charging amounts to the loan provision at a level required to reflect estimated credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers, among other factors, historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral, prevailing economic conditions and current risk factors specifically related to each loan type. See “Critical Accounting Policies and Estimates - Allowance for loan losses” for a description of the manner in which the provision for loan losses is established.

In accordance with acquisition accounting, loans acquired in our acquisitions were recorded at their estimated fair value, which resulted in a net discount to the loans contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value and as a result no allowance for loan losses is recorded for acquired loans at the acquisition date. Although the discount recorded on the acquired loans is not reflected in the allowance for loan losses, or related allowance coverage ratios, we believe it should be considered when comparing the current ratios to similar ratios in periods prior to our recent acquisitions. As of September 30, 2020, acquired loans, net of their discounts, totaled $240.0 million compared to $590.9 million at December 31, 2019, due to the migration of acquired loans out of the discounted acquired loan portfolio and consideration of probable loan losses as a result of the COVID-19 pandemic. The remaining net discount on these acquired loans was $4.1 million and $8.0 million at September 30, 2020 and December 31, 2019, respectively. The $140.2 million balance of PPP loans was omitted from the calculation for the allowance for loan losses at September 30, 2020 as these loans are fully guaranteed by the SBA and management expects that the great majority of PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA within a short time frame, which in turn will reimburse the Bank for the amount forgiven.

Based on the Company’s established comprehensive methodology discussed above, the allowance for loan losses was $15.8 million at September 30, 2020, or 0.93% of total loans and 208.94% of nonperforming loans. This compares to an allowance for loan losses of $7.4 million, or 0.51% of total loans and 104.34% of nonperforming loans, at December 31, 2019.

The following table presents an analysis of changes in the allowance for loan losses for the periods indicated:

	September 30,	December 31,
	2020	2019

	(Dollars in thousands)
Balance at beginning of period	$7,400	$5,140
Provisions for loan losses	8,404	2,224
Recoveries
Commercial and industrial	10	57
Residential	—	1
Owner occupied CRE	—	—
Non-owner occupied CRE	4	—
Consumer	—	—
Total recoveries	14	58
Charge-offs
Commercial and industrial	—	—
Residential	(1)	(1)
Owner occupied CRE	—	—
Non-owner occupied CRE	—	(17)
Consumer	(17)	(4)
Total charge-offs	(18)	(22)
Net (charge-offs)/recoveries	(4)	36
Balance at end of period	$15,800	$7,400

Allowance for loan losses as a percentage of total loans	0.93%	0.51%
Allowance for loan losses to total loans excluding PCI loans (1)	0.94%	0.51%
Allowance for loan losses excluding acquired loans (loans not covered by the allowance) (1)	1.08%	0.86%
Allowance for loan losses excluding acquired loans and PPP loans (loans not covered by the allowance) (1)	1.20%	0.86%
Allowance for loan losses as a percentage of total nonperforming loans	208.94%	104.34%
Net (charge-offs)/recoveries as a percentage of average loans outstanding for the period	0.00%	0.00%

(1)  See non-GAAP financial measures herein.

As of September 30, 2020, the Company had $8.3 million in impaired loans, inclusive of $7.6 million of nonperforming loans and $775,000 of performing TDRs. Of these impaired loans, only $1.0 million had allowances for loan losses recorded of $591,000, as the estimated collateral value or discounted expected cash flow for the remaining impaired loans is equal to or exceeds their carrying costs. As of December 31, 2019, the Company had $7.6 million in impaired loans, inclusive of $7.1 million of nonperforming loans and $789,000 of performing TDRs. Of these impaired loans, only $464,000 had allowances for loan losses recorded of $171,000, as the estimated collateral value or discounted expected cash flow for the remaining impaired loans is equal to or exceeds their carrying costs.

Management considers the allowance for loan losses at September 30, 2020 to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. A further decline in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

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

Right-of-use assets decreased $2.2 million, or 14.6%, to $13.1 million at September 30, 2020 from $15.3 million at December 31, 2019. Lease liabilities decreased $2.5 million, or 16.0%, to $13.1 million at September 30, 2020 from $15.6 million at December 31, 2019. Both decreases were due to reductions caused by monthly rent payments.

Premises and Equipment.  Premises and equipment increased $5.1 million, or 48.4%, to $15.6 million at September 30, 2020 from $10.5 million at December 31, 2019. This increase in premises and equipment was driven by a $3.9 million increase related to the GMB acquisition, $1.2 million for the installation of new ATMs and video conferencing equipment in branches and $750,000 in leasehold improvements. These increases were partially offset by an increase in amortization and depreciation expenses associated with these investments.

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

Total deposits increased $207.5 million, or 12.2%, to $1.9 billion at September 30, 2020 from $1.7 billion at December 31, 2019. The increase in deposits was primarily driven by $118.1 million of deposits acquired in the GMB acquisition, proceeds from PPP loans deposited directly into customer accounts and reduced withdrawals from deposit accounts due to a change in spending habits as a result of COVID-19. Noninterest bearing demand deposits totaled $713.3 million, or 37.4% of total deposits, at September 30, 2020 compared to $572.3 million, or 33.6% of total deposits at December 31, 2019.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offer at the dates indicated.

	September 30,	December 31,
	2020	2019	% Change

	(Dollars in thousands)
Noninterest bearing demand deposits	$713,328	$572,341	24.6%
NOW accounts and savings	393,203	314,125	25.2%
Money market	551,816	489,206	12.8%
Time deposits - under $250,000	139,778	189,063	(26.1)%
Time deposits - $250,000 and over	110,521	136,448	(19.0)%
Total	$1,908,646	$1,701,183	12.2%

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

At September 30, 2020, the Company had outstanding FHLB borrowings totaling $10.0 million compared to no FHLB borrowings at December 31, 2019. In May 2020, the Company secured a $10.0 million advance from the FHLB of San Francisco comprised of two $5.0 million tranches, at no cost, maturing on November 9, 2020 and May 7, 2021, respectively. At both September 30, 2020 and December 31, 2019, the Company had outstanding junior subordinated deferrable interest debentures, net of fair value adjustments, totaling $8.3 million which were assumed in connection with our previous acquisitions.

On August 6, 2020, the Company issued and sold in an underwritten offering the Subordinated Notes, resulting in net proceeds, after underwriting discounts and offering expenses, $63.3 million.

If needed, we may also utilize Fed Funds purchased from correspondent banks as a source of short-term funding. At September 30, 2020 and December 31, 2019, we had a total of $75.0 million and $55.0 million, respectively, in federal funds line available from third-party financial institutions, and no balances outstanding at these dates.

We are required to provide collateral for certain local agency deposits. As of September 30, 2020 and December 31, 2019, the FHLB of San Francisco had issued a letter of credit on behalf of the Bank totaling $31.5 million and $21.5 million, respectively as collateral for local agency deposits.

Shareholders’ equity.  Shareholders’ equity increased $1.1 million, or 0.4%, to $255.3 million at September 30, 2020 from $254.2 million at December 31, 2019. The increase in shareholders’ equity at September 30, 2020 compared to December 31, 2019 was primarily due to net income of $9.2 million and a $1.6 million increase in other comprehensive income representing an increase in the unrealized gains on investments securities, net of tax, partially offset by the repurchase of $10.7 million of our common stock. During the nine months ended September 30, 2020, the Company repurchased a total of 739,151 shares of its common stock at a total cost of $10.7 million, or $14.53 per share, leaving 31,984 shares available for future purchases under our stock repurchase plan. Subsequent to September 30, 2020, the Company adopted another stock repurchase plan for up to 590,000 shares of its common stock. For additional information see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”).

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2020 and 2019

Earnings summary.  Net income was $3.2 million for the three months ended September 30, 2020, compared to $5.6 million for the three months ended September 30, 2019, a decrease of 2.3 million or 41.6%. Net income for the nine months ended September 30, 2020 was $9.2 million, compared to $12.7 million for the nine months ended September 30, 2019, a decrease of $3.5 million or 27.8%. Net income for the three and nine months ended September 30, 2020 was significantly impacted by the higher provision for loan losses primarily related to the migration of acquired loans out of the discounted acquired loan portfolio and consideration of probable loan losses as a result of the COVID-19 pandemic. The results for the quarter and nine months ended September 30, 2020 reflect the impact of the COVID-19 pandemic resulting in a reduction in business activity or the closing of businesses in all the states the Company operates.

We also completed three acquisitions over the last year which increased both net interest income, before the provision for loan losses, and operational expenses. The Company acquired GMB and its wholly owned subsidiary Grand Mountain Bank in the first quarter 2020, TIG and its wholly owned subsidiary First State Bank of Colorado during the fourth quarter of 2019 and Uniti Financial Corporation (“UFC”) and its wholly owned subsidiary Uniti Bank in the second quarter of 2019. Acquisition-related expenses totaled $3.0 million during the nine months ended September 30, 2020, compared to $4.1 million during the nine months ended September 30, 2019.

Diluted earnings per share were $0.27 for the three months ended September 30, 2020, a decrease of $0.19 from diluted earnings per share of $0.46 for the three months ended September 30, 2019. Diluted earnings were $0.76 for the nine months ended September 30, 2020, a decrease of $0.35 from diluted earnings per share of $1.11 for the nine months ended September 30, 2019. The impact of acquisition-related expenses was none and $0.18 per diluted share for the three and nine months ended September 30, 2020, respectively, and $0.27 per diluted share for both the three and nine months ended September 30, 2019.

The Company’s efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income before provision for loan losses plus noninterest income, was 67.95% and 67.90% for the three and nine months ended September 30, 2020, compared to 58.70% and 65.34% for the three and nine months ended September 30, 2019. Increased interest expense, reflecting acquisitions, outpaced the growth of net interest income and noninterest income which were impacted by the effects of the COVID-19 pandemic.

Interest income.  Interest income for the three months ended September 30, 2020 was $21.2 million, compared to $20.4 million for the three months ended September 30, 2019, an increase of $833,000 or 4.1%. The increase in interest income was due to an increase in average interest earning assets, principally loans, which was driven primarily by our recent acquisitions and PPP lending. Average interest earning assets increased $433.2 million or 26.0% for the three months ended September 30, 2020, compared to the same period in 2019. Interest on loans, including fees, increased $2.6 million, or 14.9%, primarily as a result of a $513.7 million increase in the average loan balance, partially offset by a 112 basis point decrease in the average loan yield during the three months ended September 30, 2020 as compared to this same period in 2019. The average yield on loans for the three months ended September 30, 2020 was 4.64%, compared to 5.76% for the same period in 2019. Interest income included $594,000 in fees earned related to PPP loans in the quarter ended September 30, 2020 compared to none in same period a year ago. For the three months ended September 30, 2020, the average balance of PPP loans was $136.7 million and the average yield was 2.75%. Although the average balance of loans increased, the average yield on net loans decreased compared to the same period in the prior year due primarily to decreases in interest rates on adjustable rate instruments following decreases to short-term rates over the last year, including the emergency 150 basis point reduction in the targeted federal funds rate in March 2020 due to the COVID-19 pandemic, and secondarily due to the impact of PPP loans. The impact of PPP loans on loan yields will change during any period based on the volume of prepayments or amounts forgiven by the SBA as certain criteria are met, but is expected to cease completely after the two-year maturity of the loans. The accretion of the net discount on acquired loans increased the average yield on loans by 19 basis points and 51 basis points during the third quarter of 2020 and 2019, respectively. Interest income on loans for the quarters ended September 30, 2020 and 2019 included $824,000 and $1.6 million, respectively, in accretion of purchase accounting fair value adjustments on acquired loans including the recognition of revenue from purchase credit impaired loans in excess of discounts. The incremental accretion and the impact on loan yield will change during any period based upon the volume of prepayments, but it is expected to decrease over time as the balance of the net discount declines.

Interest income on interest bearing deposits decreased $1.8 million to $154,000 as a result of a $96.1 million decrease in the average balance of interest bearing deposits and a 201 basis point decrease in the average yield on interest bearing deposits to 0.25% for the three months ended September 30, 2020, from 2.26% for the three months ended September 30, 2019.

Interest income on investment securities available-for-sale increased slightly by $22,000 as a result of a $11.6 million increase in the average balance of investment securities available-for-sale, partially offset by a 20 basis point decrease in the average yield on investment securities to 2.52% for the three months ended September 30, 2020 from 2.72% for the three months ended September 30, 2019, during the same periods.

Interest income for the nine months ended September 30, 2020 was $66.5 million, compared to $54.7 million for the nine months ended September 30, 2019 an increase $11.8 million or 21.6%. The increase in interest income was due to an increase in average interest earning assets, principally loans, which was driven primarily by our recent acquisitions and organic growth, including PPP lending. Average interest earning assets increased $496.4 million or 32.7% for the nine months ended September 30, 2020, compared to the same period in 2019. Interest on loans, including fees, increased $16.3 million, or 35.3%, primarily as a result of a $574.7 million increase in the average loan balance, partially offset by a 68 basis point decrease in the average loan yield during the nine months ended September 30, 2020 as compared to this same period in 2019. The average yield on loans for the nine months ended September 30, 2020 was 5.03%, compared to 5.71% for the same period in 2019. During the nine months ended September 30, 2020 compared to this same period in 2019, the accretion of the net discount on acquired loans increased the yield on loans by 36 basis points and 39 basis points, respectively. Interest income on loans for the nine months ended September 30, 2020 included $4.4 million in accretion of purchase accounting fair value adjustments on acquired loans, compared to $3.2 million for the nine months ended September 30, 2019. The remaining net discount on these purchased loans was $4.1 million and $8.0 million at September 30, 2020 and 2019, respectively.

Interest income on interest earning deposits decreased $4.8 million to $1.2 million as a result of a $100.0 million decrease in the average balance of interest earning deposits and a 175 basis point decrease in the average yield on interest earning deposits to 0.68% for the nine months ended September 30, 2020, from 2.43% for the nine months ended September 30, 2019.

Interest income on investment securities increased $200,000 as a result of a 17.1 million increase in the average balance of investment securities available-for-sale, partially offset by an 18 basis point decrease in the average yield on investment securities to 2.55% for the nine months ended September 30, 2020, from 2.73% for the nine months ended September 30, 2019.

Interest expense.  Interest expense decreased $415,000, or 15.8%, to $2.2 million for the three months ended September 30, 2020 compared $2.6 million for to the three months ended September 30, 2019. The average cost of interest bearing liabilities decreased 35 basis points to 0.70% for the three months ended September 30, 2020 from 1.05% for the three months ended September 30, 2019. Total average interest bearing liabilities increased $259.3 million, or 26.0%, to $1.3 billion for the three months ended September 30, 2020 from $994.5 million for the three months ended September 30, 2019. Interest expense on deposits decreased $931,000, or 37.4%, to $1.6 million during the three months ended September 30, 2020 from $2.5 million during this same period in 2019, primarily due to a decrease in the rate paid on interest bearing deposits and despite an increase in the average balance. The average rate paid on interest bearing deposits decreased by 48 basis points to 0.52% for the three months ended September 30, 2020, from 1.00% for the three months ended September 30, 2019, due to lower deposit pricing after the targeted federal funds rate decreases. The overall average cost of deposits for the third quarter of 2020 declined to 0.33%, compared to 0.65% for the third quarter of 2019 due to a 36.9% increase in noninterest bearing deposits and a reduction in market interest rates over the last year. The average balance of noninterest bearing deposits increased $192.1 million, or 36.9%, to $712.4 million for the three months ended September 30, 2020 compared to $520.3 million for the same period in 2019. The market’s response to lowering deposit pricing to reflect the targeted federal funds rate decreases over the past year typically lags declines in the yield on interest earning assets.

Interest expense on borrowings increased $516,000, or 368.6%, to $656,000 for the three months ended September 30, 2020, from $140,000 for the three months ended September 30, 2019, as a result of the issuance of the Notes on August 10, 2020, which currently have a 5.25% interest rate. The average balance of borrowing outstanding increased $45.3 million to $53.5 million during the three months ended September 30, 2020, compared to $8.2 million during the comparable period in 2019. As discussed previously, the Company paid off $6.0 million of short-term borrowings using net proceeds of the issuance of the Notes. The decline in the average cost of borrowing to 4.86% for the three months ended September 30, 2020, from 6.76% for the three months ended September 30, 2019, partially offset the increase in the average balance of borrowings outstanding.

Interest expense increased by $476,000, or 7.9%, to $6.5 million for the nine months ended September 30, 2020 from $6.1 million for the nine months ended September 30, 2019. The average cost of interest bearing liabilities decreased 16 basis points to 0.72% for the nine months ended September 30, 2020 from 0.88% for the same period last year. Total average interest bearing liabilities increased $286.2 million, or 31.2%, to $1.2 billion for the nine months ended September 30, 2019 from $917.3 million for the nine months ended September 30, 2019. Interest expense on deposits decreased $59,000, or 1.1%, to $5.6 million during the nine months ended September 30, 2020 compared to the same period in 2019. The average rate paid on interest bearing deposits decreased by 20 basis points to 0.63% for the nine months ended September 30, 2020 from 0.83% for the nine months ended September 30, 2019. The overall average cost of deposits for the nine months ended September 30, 2020 declined to 0.40%, compared to 0.55% for the same nine months of 2019 due to a 42.1% increase in noninterest bearing deposits and a reduction in market interest rates over the last year. The average balance of noninterest bearing deposits, primarily due to the recent acquisitions increased $195.8 million, or 42.1%, to $661.1 million for the nine months ended September 30, 2020 compared to $465.3 million for the same period in 2019.

Interest expense on borrowings increased $553,000, or 123.5%, to $968,000 for the nine months ended September 30, 2020, from $433,000 for the nine months ended September 30, 2019, as a result of the issuance of the Notes. The average balance of borrowing outstanding increased $16.8 million to $25.0 million during the nine months ended September 30, 2020, compared to $8.2 million during the comparable period in 2019. The decline in the average cost of borrowing to 5.17% for the nine months ended September 30, 2020, from 7.07% for the nine months ended September 30, 2019, partially offset the increase in the average balance of borrowings outstanding.

Net interest income.  Net interest income increased $1.2 million, or 7.0%, to $19.0 million for the three months ended September 30, 2020, compared to $17.8 million for the three months ended September 30, 2019. Annualized net interest margin for the three months ended September 30, 2020 decreased 64 basis points to 3.59% from 4.23% for the same period in 2019. During the quarter, the low interest rate environment putting downward pressure on adjustable rate instruments combined with the impact of the low loan yields of the PPP loan portfolio, and a significant increase in low yielding interest-bearing deposits, adversely affected net interest margin. Accretion of acquisition accounting discounts on loans and the recognition of revenue from acquired loans in excess of discounts increased our net interest margin by 19 and 51 basis points during the three months ended September 30, 2020 and the three months ended September 30, 2019, respectively. The average yield on interest earning assets for the three months ended September 30, 2020 was 4.01%, a 85 basis point decrease from 4.86% for the three months ended September 30, 2019, while the average cost of interest bearing liabilities for the three months ended September 30, 2020 decreased to 0.70%, a decrease of 35 basis points from 1.05% during the three months ended September 30, 2019, due primarily to lower market interest rates generally.

Net interest income increased $11.4 million, or 23.3%, to $60.0 million for the nine months ended September 30, 2020 compared to $48.6 million for the nine months ended September 30, 2019. Annualized net interest margin for the nine months ended September 30, 2020 decreased 32 basis points to 3.96% from 4.28% for the same period in 2019. Accretion of acquisition accounting discounts on loans and the recognition of revenue from acquired loans in excess of discounts increased our net interest margin by 36 and 40 basis points during the nine months ended September 30, 2020 and the nine months ended September 30, 2019, respectively. The average yield on interest earning assets for the nine months ended September 30, 2020 was 4.40%, a 41 basis point decrease from 4.81% for the nine months ended September 30, 2019, while the average cost of interest bearing liabilities for the nine months ended September 30, 2020 decreased to 0.72%, a decrease of 16 basis points from 0.88% for the nine months ended September 30, 2019, due primarily to lower market interest rates.

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

	Three months ended September 30,
	2020			2019

	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance(1)	Interest	Yield	Balance(1)	Interest	Yield

	(Dollars in thousands)
Interest earning assets
Interest bearing deposits in banks	$247,861	$154	0.25%	$343,963	$1,963	2.26%
Investments available-for-sale	113,657	721	2.52%	102,040	699	2.72%
FHLB Stock	7,612	95	4.94%	7,174	141	7.80%
FRB Stock	7,741	117	6.00%	4,169	63	6.00%
Total loans	1,720,631	20,136	4.64%	1,206,942	17,524	5.76%
Total interest earning assets	2,097,502	21,223	4.01%	1,664,288	20,390	4.86%
Noninterest earning assets	150,820			113,767
Total average assets	$2,248,322			$1,778,055
Interest bearing liabilities
Savings	$114,461	$41	0.14%	$56,147	$26	0.18%
NOW accounts	278,587	66	0.09%	197,127	35	0.07%
Money market	546,475	637	0.46%	402,501	805	0.79%
Time deposits	260,785	818	1.24%	330,526	1,627	1.95%
Total deposit accounts	1,200,308	1,562	0.52%	986,301	2,493	1.00%
Subordinated debt, net	35,865	416	4.60%	—	—	—%
Junior subordinated debentures, net	8,290	184	8.82%	8,211	140	6.76%
Other borrowings	9,348	56	2.37%	—	—	—
Total interest bearing liabilities	1,253,811	2,218	0.70%	994,512	2,633	1.05%
Noninterest bearing liabilities	738,143			544,718
Total average liabilities	1,991,954			1,539,230
Average equity	256,368			238,825
Total average liabilities and equity	$2,248,322			$1,778,055
Net interest income		$19,005			$17,757

Interest rate spread (2)			3.31%			3.81%
Net interest margin (3)			3.59%			4.23%
Ratio of average interest earning assets to average interest bearing liabilities			167.29%			167.35%

(1)	Average balances are average daily balances.
(2)	Interest rate spread is calculated as the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(3)	Net interest margin is calculated as net interest income divided by total average interest earning assets.

	Nine months ended September 30,
	2020			2019
			Annualized			Annualized
	Average		Average	Average		Average
	Balance(1)	Interest	Yield	Balance(1)	Interest	Yield

	(Dollars in thousands)
Interest earning assets
Interest bearing deposits in banks	$227,706	$1,158	0.68%	$327,740	$5,948	2.43%
Investments available-for-sale	117,090	2,242	2.55%	99,959	2,042	2.73%
FHLB Stock	7,395	274	4.94%	6,148	325	7.07%
FRB Stock	7,526	339	6.00%	4,143	186	6.00%
Total loans	1,656,232	62,511	5.03%	1,081,535	46,194	5.71%
Total interest earning assets	2,015,949	66,524	4.40%	1,519,525	54,695	4.81%
Noninterest earning assets	150,380			101,615
Total average assets	$2,166,329			$1,621,140
Interest bearing liabilities
Savings	$105,575	$126	0.16%	$55,076	$56	0.14%
NOW accounts	265,372	186	0.09%	196,014	102	0.07%
Money market	522,390	2,101	0.54%	390,591	2,006	0.69%
Time deposits	285,153	3,151	1.47%	267,420	3,459	1.73%
Total deposit accounts	1,178,490	5,564	0.63%	909,101	5,623	0.83%
Subordinated debt, net	12,042	510	5.64%	—	—	—%
Junior subordinated debentures, net	8,270	308	4.97%	8,192	433	7.07%
Other borrowings	4,652	150	4.29%	—	—	—
Total interest bearing liabilities	1,203,454	6,532	0.72%	917,293	6,056	0.88%
Noninterest bearing liabilities	707,293			483,315
Total average liabilities	1,910,747			1,400,608
Average equity	255,582			220,532
Total average liabilities and equity	$2,166,329			$1,621,140
Net interest income		$59,992			$48,639

Interest rate spread (2)			3.68%			3.93%
Net interest margin (3)			3.96%			4.28%
Ratio of average interest earning assets to average interest bearing liabilities			167.51%			165.65%

(1)	Average balances are average daily balances.
(2)	Interest rate spread is calculated as the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(3)	Net interest margin is calculated as net interest income divided by total average interest earning assets.

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

	Three months ended September 30,			Nine months ended September 30,
	2020 compared to 2019			2020 compared to 2019
	Increase/(Decrease)			Increase/(Decrease)
	Attributable to			Attributable to
	Rate	Volume	Total	Rate	Volume	Total

	(Dollars in thousands)			(Dollars in thousands)
Interest earning assets
Interest bearing deposits in banks	$(1,261)	$(548)	$(1,809)	$(2,975)	$(1,815)	$(4,790)
Investments available-for-sale	(58)	80	22	(150)	350	200
FHLB stock and FRB stock	(64)	72	8	(128)	230	102
Total loans	(4,845)	7,457	2,612	(8,482)	24,799	16,317
Total interest income	(6,228)	7,061	833	(11,735)	23,564	11,829

Interest bearing liabilities
Savings	(12)	27	15	19	51	70
NOW accounts	17	14	31	48	36	84
Money market accounts	(456)	288	(168)	(581)	676	95
Time deposits	(466)	(343)	(809)	(538)	230	(308)
Total deposit accounts	(917)	(14)	(931)	(1,052)	993	(59)
Subordinated debt, net	416	—	416	510	—	510
Junior subordinated debentures, net	43	1	44	(129)	4	(125)
Other borrowings	56	—	56	150	—	150
Total interest expense	(402)	(13)	(415)	(521)	997	476
Net interest income	$(5,826)	$7,074	$1,248	$(11,214)	$22,567	$11,353

Provision for loan losses.  We recorded a provision for loan losses of $2.3 million and $8.4 million for the three and nine months ended September 30, 2020, compared to a provision for loan losses of $479,000 and $1.2 million for the three and nine months ended September 30, 2019, respectively. This increase in the provision for loan losses was primarily a result of the migration of acquired loans out of the discounted acquired loan portfolio and is based upon current economic conditions and gives consideration to probable loan losses due to potential effects from higher forecasted unemployment rates and lower gross domestic product, as well as the impact of other economic conditions on the U.S. and global economies from COVID-19. In addition, the current quarter provision for credit losses also reflected risk rating downgrades on loans that were considered at higher risk due to the COVID-19 pandemic. The historical look back period was extended to capture a full business cycle reflecting volatility and losses of the last market downturn, consistent with the current environment impacted by the COVID-19 pandemic. We had net recoveries of $7,000 and charge-offs on loans of $4,000 for the three and nine months ended September 30, 2020, respectively, compared to net recoveries of $1,000 and $19,000 during the three and nine months ended September 30, 2019, respectively. The allowance for loan losses to total loans was 0.93% at September 30, 2020 compared to 0.52% at September 30, 2019. See Comparison of Financial Condition - Allowance for loan losses for additional details. A further decline in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations.

Noninterest income.  Noninterest income decreased $286,000, or 13.5%, to $1.8 million for the three months ended September 30, 2020 compared to $2.1 million for the three months ended September 30, 2019. The decrease in noninterest income compared to the same period in 2019 was primarily due to a $513,000 decrease in gain on sale of loans as SBA loans originated for sale and sold have declined because of the pandemic. During the three months ended September 30, 2020, the Company sold $3.3 million of SBA loans (the guaranteed portion), which generated a gain on sale of $176,000, compared to the sale of $10.7 million of SBA loans and a gain of $689,000 during the three months ended September 30, 2019. This decrease in gains on sale of loans during the three months ended September 30, 2020 was partially offset by increases of $165,000 in loan servicing fees and other loan fees and $43,000 in services charges and other fees primarily resulting from the increase in accounts acquired in our recent acquisitions.

Noninterest income decreased $1.1 million, or 15.7%, to $5.7 million for the nine months ended September 30, 2020 compared to $6.8 million for the nine months ended September 30, 2020. The decrease in noninterest income compared to the same period in 2019 was primarily due to a $752,000 decrease in gain on sale of loans, a $376,000 decrease in income in our investment in the SBIC fund and a $212,000 decrease in gains on sale of premises. During the nine months ended September 30, 2020, the Company sold $15.0 million of SBA loans (the guaranteed portion), which generated a gain on sale of $1.0 million, compared to the sale of $24.3 million of SBA loans and a gain of $1.8 million during the nine months ended September 30, 2019. These decreases were partially offset by an increase in loan servicing and other loan fees of $482,000, or 35.3%, to $1.8 million for the nine months ended September 30, 2020, compared to $1.3 million for the nine months ended September 30, 2019, for the same reasons discussed above. Other noninterest income decreased $171,000, or 20.4%, to $668,000 during the nine months ended September 30, 2020, compared to $839,000 during the same period in 2019, due primarily to lower fees collected on Certificate of Deposit Account Registry Services, or CDARS, transactions.

The following table presents the key components of noninterest income for the periods indicated:

	Three months ended September 30,
	2020	2019	$ Change	% Change

	(Dollars in thousands)
Gain on sale of loans	$176	$689	$(513)	(74.5)%
Service charges and other fees	648	605	43	7.1%
Loan servicing and other loan fees	608	443	165	37.2%
(Loss) income on investment in SBIC fund	188	131	57	43.5%
Gain on sale of premises	(25)	—	(25)	100.0%
Other income and fees	233	246	(13)	(5.3)%
Total noninterest income	$1,828	$2,114	$(286)	(13.5)%

	Nine months ended September 30,
	2020	2019	$ Change	% Change

	(Dollars in thousands)
Gain on sale of loans	$1,030	$1,782	$(752)	(42.2)%
Service charges and other fees	1,963	2,000	(37)	(1.8)%
Loan servicing and other loan fees	1,849	1,367	482	35.3%
Income on investment in SBIC fund	223	599	(376)	(62.8)%
Gain on sale of premises	(25)	187	(212)	(113.4)%
Other income and fees	668	839	(171)	(20.4)%
Total noninterest income	$5,708	$6,774	$(1,066)	(15.7)%

Noninterest expense.  Noninterest expense increased $2.5 million, or 21.4%, to $14.2 million for the three months ended September 30, 2020 compared to $11.7 million for the three months ended September 30, 2019. Salaries and related benefits increased $1.0 million, or 14.0%, to $8.5 million, during the three months ended September 30, 2020, compared to $7.4 million for the comparable period in 2019, primarily as a result of an increase of 56 full-time equivalent employees to 312 at September 30, 2020, compared to 256 a year earlier. Occupancy and equipment expenses increased $353,000, or 25.3%, to $1.7 million, primarily due to occupancy costs related to the operation of additional acquired branches. As of September 30, 2020, we operated 34 full-service branches, compared to 25 a year earlier. Data processing expenses increased $606,000, or 58.5%, to $1.6 million, primarily due to primarily to higher transaction volumes from the increase in the number of our deposit accounts. Other noninterest expense increased $491,000, or 27.4%, to $2.3 million during the three months ended September 30, 2020, compared to $1.8 million during the same period in 2019, primarily due to an increase in insurance (FDIC premiums) which increased $182,000 to $212,000 as a portion of the Bank’s small bank assessment credit offset the assessment in the quarter ended September 30, 2019, with no such credit available in the quarter ended September 30, 2020. In addition, professional fees increased $152,000 due to higher fees paid for employee recruiting placement and legal expenses. Noninterest expense for the third quarter of 2020 and 2019 did not include any acquisition-related expense.

Noninterest expense for the nine months ended September 30, 2020 increased $8.4 million, or 23.2%, to $44.6 million from $36.2 million in the same period in 2019, due to our three acquisitions over the last year and organic growth. Salaries and employee benefits increased $4.8 million or 23.5%, to $25.4 million for the nine months ended September 30, 2020, compared to $20.6 million during the same period in 2019. The increase in salaries and employee benefits was due primarily to an increase in the number of full-time equivalent employees and severance benefits paid in connection with the GMB merger and to a lesser extent normal salary increase. Occupancy and equipment expense increased $1.7 million, or 49.4%, to $5.3 million for the nine months ended September 30, 2020, compared to $3.6 million for the same period in 2019 due to the three acquisitions completed over the last year. Data processing expense increased $1.1 million, or 19.0%, to $6.7 million for the nine months ended September 30, 2020, compared to $5.6 million for the same period in 2019 due primarily to higher transaction volumes from the increase in the number of deposit accounts, partially offset by lower acquisition-related expenses compared to the prior period in 2019. Other noninterest expense increased $724,000, or 11.3%, to $7.2 million during the nine months ended September 30, 2020, compared to $6.4 million during the same period in 2019, primarily due to a $412,000 increase in professional fees resulting from higher fees paid for employee recruiting and internal auditing and compliance related expenses. Noninterest expense for the nine months ended September 30, 2020 included $3.0 million of GMB acquisition-related expenses, comprised of $266,000 in salaries and benefits, $2.0 million in data processing expenses, $369,000 in professional fees and $383,000 in all other expenses, compared to $4.1 million UFC acquisition-related expenses during the same period in 2019. Excluding all acquisition-related expenses, noninterest expenses increased $9.5 million, or 29.7%, from the same period of 2019, comprised of increases of $5.2 million in salary and benefits, $1.8 million in occupancy and equipment, $1.7 million in data processing, $578,000 in professional fees and $294,000 in other noninterest expenses.

The following table details the components of noninterest expense for the periods indicated:

	Three months ended September 30,
	2020	2019	$ Change	% Change

	(Dollars in thousands)
Salaries and related benefits	$8,482	$7,440	$1,042	14.0%
Occupancy and equipment	1,749	1,396	353	25.3%
Data processing	1,642	1,036	606	58.5%
Other	2,283	1,792	491	27.4%
Total noninterest expense	$14,156	$11,664	$2,492	21.4%

	Nine months ended September 30,
	2020	2019	$ Change	% Change

	(Dollars in thousands)
Salaries and related benefits	$25,442	$20,600	$4,842	23.5%
Occupancy and equipment	5,334	3,570	1,764	49.4%
Data processing	6,716	5,643	1,073	19.0%
Other	7,118	6,394	724	11.3%
Total noninterest expense	$44,610	$36,207	$8,403	23.2%

Income taxes.  Income tax expense decreased $1.1 million, or 47.6%, to $1.1 million for the three months ended September 30, 2020 compared to $2.2 million for the three months ended September 30, 2019. For the nine months ended September 30, 2020, income tax expense decreased $1.8 million or 33.6%, to $3.5 million, compared to $5.3 million for the nine months ended September 30, 2019. These variations are reflecting fluctuations in the pre-tax income and to a lesser extent, a decrease in our effective tax rate. The Company’s effective tax rate was 25.9% and 27.6% for three and nine months ended September 30, 2020 compared to 28.0% and 29.3% for the same periods in 2019. The decreases in the Company’s effective tax rate during three and nine months ended September 30, 2020 compared to the same periods in 2019 were primarily due to higher proportion of favorable permanent adjustments relative to taxable income.

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

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of September 30, 2020 and December 31, 2019, the Bank had an available borrowing capacity with the FHLB of $466.7 million and $542.4 million, respectively, and Federal Funds lines with available commitments totaling $75.0 million and $55.0 million with four correspondent banks, respectively. In May 2020, the Bank secured a $10.0 million advance from the FHLB of San Francisco, at no cost, comprised of two $5.0 million tranches, maturing on November 9, 2020 and May 7, 2021, respectively. Additionally, the Bank classifies its securities portfolio as available-for-sale, providing an additional source of liquidity. Management believes that our security portfolio is of high quality and the securities would therefore be marketable. Additionally, as of September 30, 2020, the Bank was approved to utilize the PPPLF. The Bank may utilize the PPPLF pursuant to which the Bank will pledge PPP loans at face value as collateral to obtain FRB non-recourse loans. During the quarter ended and as of September 30, 2020, the Bank did not utilize the PPPLF as it held a substantial cash and cash equivalent position as a result of PPP disbursed funds remaining unused in borrower deposit accounts and due to deposit clients increasing their balances due to COVID-19.

We use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. Loan commitments and letters of credit in the aggregate totaled $107.4 million and $128.9 million at September 30, 2020 and December 31, 2019, respectively. Time deposits scheduled to mature in one year or less at September 30, 2020, totaled $202.7 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that most of our maturing certificates of deposit will remain with us.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities for the nine months ended September 30, 2020 was $6.2 million, compared to $5.4 million for the nine months ended September 30, 2019. During the nine months ended September 30, 2020, net cash used in investing activities was $132.0 million, which consisted primarily of net change in loans receivable and interest bearing deposits in banks, compared to $33.5 million of cash provided by investing activities for the nine months ended September 30, 2019. Net cash provided by financing activities for the nine months ended September 30, 2020 was $150.3 million, which was comprised primarily of net change in deposits and an increase in long-term borrowings resulting from the issuance of the Notes, compared to $25.4 million of net cash used in financing activities during the nine months ended September 30, 2019.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. At September 30, 2020, the Company, on an unconsolidated basis, had liquid assets of $55.9 million. In addition to its operating expenses, the Company is responsible for paying any dividends declared, if any, to its shareholders, funds paid for Company stock repurchases, and payments on trust-preferred securities and subordinated notes held at the Company level. The Company has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends.

The Bank, as a state-chartered, federally insured savings bank, and member of the Federal Reserve is subject to the capital requirements established by the Federal Reserve. The Federal Reserve requires the Bank to maintain capital adequacy that generally parallels the FDIC requirements. The capital adequacy requirements are quantitative measures established by regulation that require the Bank to maintain minimum amounts and ratios of capital. The FDIC requires the Bank to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 Leverage Capital to average assets. Consistent with our goal to operate a sound and profitable organization, our policy is for the Bank to maintain “well-capitalized” status under the Federal Reserve regulations. Based on capital levels at September 30, 2020, the Bank was considered to be well-capitalized.

The table below shows the capital ratios under the Basel III capital framework as of the dates indicated:

	At September 30, 2020		At December 31, 2019
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Leverage Ratio
BayCom Corp	$203,855	9.71%	$207,575	11.15%
Minimum requirement for "Well-Capitalized"	104,952	5.00%	93,659	5.00%
Minimum regulatory requirement	83,961	4.00%	74,927	4.00%

United Business Bank	218,216	9.94%	213,749	10.98%
Minimum requirement for "Well-Capitalized"	109,762	5.00%	97,313	5.00%
Minimum regulatory requirement	87,809	4.00%	77,850	4.00%

Common Equity Tier 1 Ratio
BayCom Corp	203,855	12.52%	207,575	13.81%
Minimum requirement for "Well-Capitalized"	105,874	6.50%	97,714	6.50%
Minimum regulatory requirement	73,298	4.50%	67,648	4.50%

United Business Bank	218,216	13.41%	213,749	14.23%
Minimum requirement for "Well-Capitalized"	105,771	6.50%	97,624	6.50%
Minimum regulatory requirement	73,226	4.50%	67,586	4.50%

Tier 1 Risk-Based Capital Ratio
BayCom Corp	213,340	13.10%	217,060	14.44%
Minimum requirement for "Well-Capitalized"	130,307	8.00%	120,264	8.00%
Minimum regulatory requirement	97,730	6.00%	90,198	6.00%

United Business Bank	218,216	13.41%	213,749	14.23%
Minimum requirement for "Well-Capitalized"	130,180	8.00%	120,153	8.00%
Minimum regulatory requirement	97,635	6.00%	90,114	6.00%

Total Risk-Based Capital Ratio
BayCom Corp	229,555	14.09%	224,875	14.96%
Minimum requirement for "Well-Capitalized"	162,883	10.00%	150,330	10.00%
Minimum regulatory requirement	130,307	8.00%	120,264	8.00%

United Business Bank	234,431	14.41%	221,564	14.75%
Minimum requirement for "Well-Capitalized"	162,724	10.00%	150,191	10.00%
Minimum regulatory requirement	130,180	8.00%	120,153	8.00%

In addition to the minimum capital ratios, the Bank must maintain a capital conservation buffer consisting of additional common equity tier 1 (“CET1”) capital greater than 2.5% of risk-weighted assets above the required minimum capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At September 30, 2020, the Bank’s CET1 capital exceeded the required capital conservation buffer.

As a bank holding company registered with the Federal Reserve, the Company is subject to the capital adequacy requirements of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis, and the Federal Reserve expects the holding company’s subsidiary bank to be well-capitalized under the prompt corrective action regulations. If the Company were subject to regulatory capital guidelines for bank holding companies with $3.0 billion or more in assets at September 30, 2020, the Company would have exceeded all regulatory capital requirements.

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

Non-GAAP financial measures

This report contains certain financial information by methods other than GAAP. These measures include allowance for loan losses as a percentage of total loans, excluding PCI loans, acquired loans and PPP loans. Management uses these non-GAAP financial measures, together with the related GAAP measures, in its analysis of the Company’s performance and in making business decisions. Management believes that presenting allowance for loan losses as a percentage of total loans excluding PCI, acquired loans and PPP loans is useful in assessing the credit quality of the Company’s core portfolio. These disclosures should not be viewed as substitutes for the results determined to be in accordance with GAAP, nor are they necessarily comparable to non-GAAP financial measures that may be presented by other peer financial institutions.

Reconciliation of the GAAP and non-GAAP financial measures are presented as of the dates indicated:

	September 30,	December 31,
	2020	2019

	(Dollars in thousands)
Allowance for loan losses excluding acquired loans and PPP loans
Allowance for loan losses (GAAP)	$(15,800)	$(7,400)

Total loans (GAAP)	1,698,670	1,458,080
Exclude PCI loans	16,516	17,332
Adjusted total loans excluding PCI loans (non-GAAP)	$1,682,154	$1,440,748

Total loans (GAAP)	$1,698,670	$1,458,080
Exclude Acquired loans	240,008	590,971
Adjusted total loans excluding acquired loans (non-GAAP)	$1,458,662	$867,109
Exclude PPP loans	140,209	—
Adjusted total loans excluding acquired loans and PPP loans (non-GAAP)	$1,318,453	$867,109

Allowance for loan losses as a percentage of total loans (GAAP)	0.93%	0.51%
Allowance for loan losses to total loans excluding PCI loans (non-GAAP)	0.94%	0.51%
Allowance for loan losses excluding acquired loans (loans not covered by the allowance) (non-GAAP)	1.08%	0.86%
Allowance for loan losses excluding acquired loans and PPP loans (loans not covered by the allowance) (non-GAAP)	1.20%	0.86%

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

Item 4. Controls and Procedures

(a)       Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures as defined in Rule 13a 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of September 30, 2020 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that based on their evaluation at September 30, 2020, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to BayCom Corp’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(b)       Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting that occurred during the nine months ended September 30, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

The COVID-19 pandemic has significantly adversely affected our operations and the way we provide banking services to businesses and individuals, most of whom were under government issued stay-at-home orders since March 2020. As an essential business, we continue to provide banking and financial services to our clients at a majority of our branch locations. In addition, we continue to provide access to banking and financial services through online banking, ATMs and by telephone. If the COVID-19 pandemic worsens it could limit or disrupt our ability to provide banking and financial services to our clients.

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

There is pervasive uncertainty surrounding the future economic conditions that will emerge in the months and years following the start of the pandemic. As a result, management is confronted with a significant and unfamiliar degree of uncertainty in estimating the impact of the pandemic on credit quality, revenues and asset values. To date, the COVID-19 pandemic has resulted in declines in loan demand and loan originations, other than through government sponsored programs such as the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), deposit availability, market interest rates and negatively impacted many of our business and consumer borrower’s ability to make their loan payments. Because the length of the pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including a continued low targeted federal funds rate, until the pandemic subsides, we expect our net interest income and net interest margin will be adversely affected. Many of our borrowers have become unemployed or may face unemployment, and certain businesses are at risk of insolvency as their revenues decline precipitously, especially in businesses related to travel, hospitality, leisure and physical personal services. Businesses may ultimately not reopen as there is a significant level of uncertainty regarding the level of economic activity that will return to our markets over time, the impact of governmental assistance, the speed of economic recovery, the resurgence of COVID-19 in subsequent seasons and changes to demographic and social norms that will take place.

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

As of September 30, 2020, we hold and service a portfolio of 1,359 PPP loans originated under PPP with a total balance of $140.2 million. The PPP loans are subject to the provisions of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (“CARES”) Act and to complex and evolving rules and guidance issued by the SBA and other government agencies. We expect that the vast majority of our PPP borrowers will seek full or partial forgiveness of their loan obligations. We could face additional risks in our administrative capabilities to service our PPP loans and risk with respect to the determination of loan forgiveness depending on the final procedures for determining loan forgiveness.

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
(c)

Stock Repurchases. On March 11, 2020, the Company announced that the Board of Directors authorized the repurchase of up to 618,000 shares, or approximately 5% of the Company's outstanding common shares. The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended September 30, 2020:

			Total number of
	Total	Average	shares purchased	Maximum number of
	number of	price	as part of	shares that may yet be
	shares	paid	publicly announced	purchased under the
	purchased	per share	plans or programs	plans or programs
July 1, 2020 - July 31, 2020	—	$—	—	90,632
August 1, 2020 - August 31, 2020	35,814	11.63	35,814	54,818
September 1, 2020 - September 30, 2020	22,834	11.72	22,834	31,984
	58,648	$11.66	58,648	31,984

During the quarter ended September 30, 2020, the Company purchased 58,648 shares of the Company’s common stock at an average cost of $11.66 per share. For the nine months ended September 30, 2020, the Company purchased 739,151 shares of the Company’s common stock at an average cost of $14.53 per share. As of September 30, 2020, a total of 586,016 shares or 95 percent of the shares authorized in the March 2020 stock repurchase plan have been purchased at an average cost of $12.57 per share, leaving 31,984 shares available for future purchases.

On October 29, 2020, the Company announced that the Company’s Board of Directors authorized the repurchase of up to five percent of the Company’s common stock, or approximately 590,000 shares. The Company will purchase the shares from time to time in the open market or through privately negotiated transactions over a one-year period depending on market conditions, the capital requirements of the Corporation, and available cash that can be allocated to the stock repurchase program, among other considerations commencing October 30, 2020. The October 2020 stock repurchase plan will become effective once the Company has completed the March 2020 stock repurchase plan by purchasing the remaining 31,894 shares available under the March 2020 plan. The actual timing, number and value of shares repurchased under our stock repurchase programs will depend on a number of factors, including constraints specified in any Rule 10b5-1 trading plans, price, general business and market conditions, and alternative investment opportunities. The stock repurchase plans do not obligate the Company to acquire any specific number of shares in any period, and may be expanded, extended, modified or discontinued at any time.

Item 3. Defaults of Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

2.1	Agreement and Plan of Merger by and between BayCom Corp and Uniti Financial Corporation dated December 7, 2018(1)
2.2	Agreement and Plan of Merger by and between BayCom Corp and TIG Bancorp dated June 28, 2019(2)
3.1	Articles of Incorporation of BayCom Corp(3)
3.2	Amended and Restated Bylaws of BayCom Corp(4)
4.1	Indenture, date August 6, 2020, between BayCom Corp and Wilmington Trust, National Association, as Trustee(5)
4.2	First Supplemental Indenture, dated August 6, 2020, between BayCom Corp and Wilmington Trust, National Association, as Trustee(5)
4.3	Form of 5.25% Fixed-to-Floating Rate Subordinated Note due 2030 (included in Exhibit 4.2)(5)
31.1 31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Quarterly Report on Form 10 Q for the quarter ended September 30, 2020 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets; (2) Condensed Consolidated Statements of Income; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

(1)	Incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the SEC on December 10, 2018 (File No. 001-38483).
(2)	Incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the SEC on July 1, 2019 (File No. 001-38483).
(3)	Incorporated herein by reference to the Registration Statement on Form S-1 filed with the SEC on April 11, 2018 (File No. 333-224236).
(4)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2020 (File No. 001-38483)
(5)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on August 10, 2020 (File No. 001-38483).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BAYCOM CORP
Registrant

Date: November 6, 2020	By:	/s/ George Guarini
George Guarini
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2020	By:	/s/ Keary Colwell
Keary Colwell
Senior Executive Vice President,
Chief Financial Officer and Chief Administrative Officer
(Principal Financial and Accounting Officer)