Form 10-K
period 2020-12-31
BayCom Corp
filed 2021-03-23
CIK 1730984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the common stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant’s common stock as quoted on the NASDAQ Global Select Market on June 30, 2020, was $144.6 million (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of March 12, 2021, the registrant had 11,236,702 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive Proxy Statement for the 2021 Annual Meeting of Shareholders (“Proxy Statement”) are incorporated by reference into Part III.

BAYCOM CORP

2020 ANNUAL REPORT ON FORM 10-K

As used throughout this report, the terms “we,” “our,” “us,” “BayCom,” or the “Company” refer to BayCom Corp and its consolidated subsidiary, United Business Bank, which we sometimes refer to as the “Bank,” unless the context otherwise requires.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward- looking statements as a result of a wide variety or range of factors including, but not limited to:

●	the effect of the novel coronavirus disease 2019 (“COVID-19”) pandemic, including on our credit quality and business operations, as well as its impact on general economic and financial market conditions and other uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, the U.S. and economic activity, employment levels and market liquidity global economies, and consumer and corporate clients, including;
●	the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses;
●	changes in economic conditions in general and in California, Colorado, New Mexico and Washington;
●	changes in the levels of general interest rates and the relative differences between short and long-term interest rates, loan and deposit interest rates;
●	our net interest margin and funding sources;
●	fluctuations in the demand for loans and the number of unsold homes, land and other properties;
●	fluctuations in real estate values in our market areas;
●	secondary market conditions for loans and our ability to sell loans in the secondary market;
●	results of examinations of us by regulatory authorities and the possibility that any such regulatory authority may, among other things, limit our business activities, require us to change our business mix, increase our allowance for loan and lease losses, write-down asset values or increase our capital levels, affect our ability to borrow funds or maintain or increase deposits;
●	risks related to our acquisition strategy, including our ability to identify future suitable acquisition candidates, exposure to potential asset and credit quality risks and unknown or contingent liabilities, the need for capital to finance such transactions, our ability to obtain required regulatory approvals and possible failures in realizing the anticipated benefits from acquisitions;
●	challenges arising from attempts to expand into new geographic markets, products, or services;
●	future goodwill impairment due to changes in our business, market conditions, or other factors;

●	legislative or regulatory changes that adversely affect our business including changes in banking, securities and tax law, and regulatory policies and principles, or the interpretation of regulatory capital or other rules;
●	we are subject to stringent capital requirements, including those required by BASEL III;
●	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the implementing regulations;
●	our ability to attract and retain deposits;
●	our ability to control operating costs and expenses;
●	the use of estimates in determining fair value of certain of our assets and liabilities, which estimates may prove to be incorrect and result in significant changes in valuation;
●	difficulties in reducing risk associated with the loans and securities on our balance sheet;
●	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges;
●	the effectiveness of our risk management framework;
●	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions, which could expose us to litigation or reputational harm;
●	an inability to keep pace with the rate of technological advances;
●	our ability to retain key members of our senior management team and our ability to attract, motivate and retain qualified personnel;
●	costs and effects of litigation, including settlements and judgments;
●	our ability to implement our business strategies and manage our growth;
●	liquidity issues, including our ability to borrow funds or raise additional capital, if necessary;
●	the loss of our large loan and deposit relationships;
●	increased competitive pressures among financial services companies;
●	changes in consumer spending, borrowing and savings habits;
●	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;
●	adverse changes in the securities markets;
●	inability of key third-party providers to perform their obligations to us;
●	statements with respect to our intentions regarding disclosure and other changes resulting from the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”);

●	changes in accounting principles, policies or guidelines and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods, including as a result of the Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act") and the Consolidated Appropriations Act, 2021 (“CAA 2021”);
●	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services including the potential effect of coronavirus on international trade (including supply chains and export levels) and as a result of the CARES Act, CAA 2021 and recent Covid-19 vaccination efforts; and
●	the other risks detailed from time to time in our filings with the Securities and Exchange Commission (“SEC”).

In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur, and you should not put undue reliance on any forward-looking statements. We caution readers not to place undue reliance on any forward-looking statements. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to us. We do not undertake and specifically disclaim any obligation to revise any forward- looking statements included in this report or the reasons why actual results could differ from those contained in such statements, whether as a result of new information or to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for 2020 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of us and could negatively affect our consolidated financial condition and consolidated results of operations as well as our stock price performance.

.

PART I

Item 1. Business

The disclosures set forth in this item are qualified by “Item 1A. Risk Factors” below and the section captioned “Special Note Regarding Forward-Looking Statements” above and other cautionary statements set forth elsewhere in this report.

Overview

General.  BayCom is a bank holding company headquartered in Walnut Creek, California. BayCom’s wholly owned banking subsidiary, United Business Bank, provides a broad range of financial services to businesses and business owners as well as individuals through its network of 34 full-service branches, with 16 locations in California, two in Washington, five in New Mexico and 11 in Colorado. The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relate primarily to the Bank.

Our principal objective is to continue to increase shareholder value and generate consistent earnings growth by expanding our commercial banking franchise through both strategic acquisitions and organic growth. Since 2010, we have expanded our geographic footprint through nine strategic acquisitions. We believe our strategy of selectively acquiring and integrating community banks has provided us with economies of scale and improved our overall franchise efficiency. Looking forward, we expect to continue to pursue strategic acquisitions and believe our targeted market areas present us with many and varied acquisition opportunities. We are also focused on continuing to grow organically and believe the metropolitan and community markets in which we operate currently provide meaningful opportunities to expand our commercial client base and increase both interest-earning assets and market share. We believe our geographic footprint, which now includes the San Francisco Bay area, the metropolitan markets of Los Angeles, California Seattle, Washington, and Denver, Colorado, and community markets including Albuquerque, New Mexico, and Custer, Delta, and Grand counties, Colorado, provides us with access to low cost, stable core deposits in community markets that we can use to fund commercial loan growth. We strive to provide an enhanced banking experience for our clients by providing them with a comprehensive suite of sophisticated banking products and services tailored to meet their needs, while delivering the high-quality, relationship-based client service of a community bank.

In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization. The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we serve. Governmental responses to the pandemic have included orders to close businesses not deemed essential and directing individuals to restrict their movements, observe social distancing and shelter in place. These actions, together with responses to the pandemic by businesses and individuals, have resulted in rapid decreases in commercial and consumer activity, temporary, and some permanent, closures of many businesses that have led to a loss of revenues and a rapid increase in unemployment, material decreases in business valuations, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears, related emergency response legislation and an expectation that the Board of Governors of the Federal Reserve System (“Federal Reserve”) will maintain a low interest rate environment for the foreseeable future. Although financial markets have rebounded from significant declines that occurred earlier in the pandemic and global economic conditions showed signs of improvement beginning during the second quarter of 2020, many of the effects that arose or became more pronounced after the onset of the COVID-19 pandemic have persisted through the end of the year. These changes have had and are likely to continue to have a significant adverse effect on the markets in which we conduct our business and the demand for our products and services. See Item 1A., “Risk Factors – Risks Related to Macroeconomic Conditions – The COVID-19 pandemic has adversely impacted our ability to conduct business and is expected to adversely impact our financial results and those of our customers. The ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic”, contained in this report.

As of December 31, 2020, we had, on a consolidated basis, total assets of $2.2 billion, total deposits of $1.8 billion, total loans of $1.6 billion (net of allowances) and total shareholders’ equity of $252.6 million.

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

In April 2017, we completed our largest acquisition to date when we acquired First ULB Corp (“FULB”), the holding company for United Business Bank, FSB, headquartered in Oakland, California. This acquisition increased our deposits by approximately $428.0 million. At the time of acquisition, United Business Bank, FSB had total assets of approximately $473.1 million, which significantly increased our total asset size and provided us with nine full-service banking offices in Long Beach, Oakland, Sacramento, San Francisco, San Jose and Glendale, California; and Seattle, Washington and Albuquerque, New Mexico. This acquisition significantly increased our total asset size, expanded our geographic footprint and added low cost, stable deposits associated with a strong network of relationship with labor unions.

In November 2017, we acquired Plaza Bank, with one branch located in Seattle, Washington. At the time of the acquisition, Plaza Bank had approximately $75.8 million in total assets and $54.2 million in deposits.

In November 2018, we acquired Bethlehem Financial Corporation (“BFC”), the holding company for MyBank, headquartered in Belin, New Mexico, and paid a total of $23.5 million in cash for all of the outstanding equity securities of BFC. MyBank operated through five branches serving Central New Mexico. At the time of acquisition, MyBank had approximately $157.8 million in total assets and $135.5 million in deposits.

In May 2019, we acquired Uniti Financial Corporation (“UFC”), the holding company for Uniti Bank, headquartered in Buena Park, California, which had three branch offices located in Southern California. At the time of acquisition, UFC had approximately $318.0 million in total assets and $265.8 million in deposits.

In October 2019, we acquired TIG Bancorp (“TIG”), the holding company for First State Bank of Colorado, headquartered in Greenwood Village, Colorado, which had seven branch offices and serves the Denver metropolitan area and other Colorado communities. At the time of acquisition, TIG had approximately $235.6 million in total assets and $202.8 million in total deposits.

In February 2020, we acquired Grand Mountain Bancshares, Inc. (“GMB”), the holding company for Grand Mountain Bank, headquartered in Granby, Colorado, which had four branch locations across Grand County and a loan office in Summit County, Colorado. At the time of acquisition, GMB had approximately $130.9 million in total assets and $118.1 million in deposits.

Our Markets

We target our services to small and medium-sized businesses, professional firms, real estate professionals, nonprofit businesses, labor unions and related nonprofit entities and businesses and individual consumers. As of December 31, 2020, including our principal executive offices, we operate a total of 34 full-service banking branches consisting of branch offices in Northern and Southern California; Denver, Colorado, and Custer, Delta, and Grand counties, Colorado; Seattle, Washington and Central New Mexico. We believe this diverse geographic footprint provides us with access to low cost, stable core deposits in community markets that we can use to fund commercial loan growth in our metropolitan markets.

We generally lend in markets where we have a physical presence through our branch offices. A majority of our branches are located in the San Francisco Bay Area which includes the counties of Alameda, Contra Costa, Marin, Napa, San Francisco, San Mateo, Santa Clara, Solano, and Sonoma, California. We operate primarily in the San Francisco- Oakland-Hayward, and the San Jose-Sunnyvale-Santa Clara, California Metropolitan Statistical Areas (“MSA”) with additional operations in the Los Angeles-Long Beach-Anaheim, California MSA, with borrowers or properties located in Northern California comprising 40.2% and Southern California comprising 21.4% of our loan portfolio as of December 31, 2020. In addition, deposits located in California comprised 61.6% of total deposits as of December 31, 2020.

With a population of approximately 4.7 million, the San Francisco-Oakland-Hayward MSA represents the second most populous area in California and the twelfth largest in the United States. In addition to its current size, the market also demonstrates key characteristics we believe provide the opportunity for additional growth, including projected population growth of 5.9% through 2022 versus the national average of 3.7%, a median household income of $88,685 versus a national average of $57,462, and the third highest population density in the nation. The San Jose-Sunnyvale-Santa Clara MSA also demonstrates key characteristics that provide us growth opportunities, including a population of approximately 2.0 million, projected population growth of 6.0% through 2022, and a median household income of $101,689. The Los Angeles-Long Beach-Anaheim, California MSA, with over 13 million residents, is the largest MSA in California, the second largest MSA in the United States, and one of the most significant business markets in the world. It is estimated that the greater Los Angeles area has a gross domestic product of approximately $1 trillion, which would rank it as the 16th largest economy in the world. The economic base of the area is heavily dependent on small and medium-sized businesses, providing us with a market rich in potential customers. We believe the market’s projected population growth of 4.2% through 2022, its median household income of $64,343, large concentration of small and medium-sized businesses, and its highest population density in the nation position the area as an attractive market in which to expand operations.

We serve the Seattle-Tacoma-Bellevue MSA, which includes King County (which includes the city of Seattle), through two branch offices. We serve the Albuquerque MSA, in Central New Mexico the most populous city in the state of New Mexico through five branch offices we acquired from FULB and BFC, in 2017 and 2018, respectively. We serve the Denver MSA and the Colorado communities in Custer, Delta, and Grand counties through eleven branch offices. As of December 31, 2020, borrowers or properties located outside of California in the states of Colorado, New Mexico and Washington represented 12.1%, 4.7% and 7.1% of our loan portfolio, respectively. As of December 31, 2020, deposits located outside of California in the states of Colorado, New Mexico and Washington comprised 17.5%, 8.8% and 7.3% of total deposits, respectively.

Lending

We provide a comprehensive suite of financial solutions that competes with large, national competitors, but with the personalized attention and nimbleness of a relationship-focused community bank. We provide our commercial clients with a diverse array of cash management services.

A general description of the range of commercial banking products and other services we offer follows.

Lending Activities.  We offer a full range of lending products, including commercial and multifamily real estate loans (including owner-occupied and investor real estate loans), commercial and industrial loans (including equipment loans and working capital lines of credit), U.S. Small Business Administration (“SBA”) loans including income producing real estate loans and small business loans under the SBA 7(a) and 504 loan programs, construction and land loans, agriculture-related loans and consumer loans. Our preference is for owner-occupied real estate and commercial and industrial loans. We also offer consumer loans predominantly as an accommodation to our commercial clients, which include installment loans, unsecured and secured personal lines of credit, and overdraft protection. Lending activities originate from the relationships and efforts of our bankers. We are a preferred lender under the SBA loan program.

We may periodically purchase whole loans and loan participation interests or participate in syndicates originating new loans, including shared national credits, primarily during periods of reduced loan demand in our primary market areas and at times to support our Community Reinvestment Act lending activities. Any such purchases or loan participations are made generally consistent with our underwriting standards; however, the loans may be located outside of our normal lending areas. During the years ended December 31, 2020 and 2019, we purchased $188.3 million and $141.6 million, respectively, of loans and loan participation interests, principally commercial and industrial loans and multifamily real estate loans.

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

During the year ended December 31, 2020, the Bank participated in the SBA Paycheck Protection Program (“PPP”), a guaranteed unsecured loan program enacted under the CARES Act, enacted March 27, 2020, to provide near-term relief to help small businesses impacted by COVID-19 sustain operations. The deadline for PPP loan applications to the SBA was initially August 8, 2020. Under this program we funded 1,359 PPP loans totaling $140.2 million, of which 704 PPP loans totaling $85.5 million were for new clients and began processing applications for loan forgiveness in the fourth quarter of 2020. As of December 31, 2020, we had received SBA forgiveness for 29 PPP loans totaling $5.9 million resulting in a remaining 1,330 PPP loans with an aggregate balance of $135.6 million. The CAA, 2021 enacted in December 2020 renewed and extended the PPP until March 31, 2021 by authorizing an additional $284.5 billion for the program for eligible small businesses and nonprofits. In January, the Bank began accepting and processing loan applications under this second PPP program and will continue working with our clients to assist them with accessing other borrowing options, including SBA and other government sponsored lending programs, as appropriate

At December 31, 2020, we had net loans of $1.6 billion, representing 74.0% of our total assets. For additional information concerning our loan portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Financial Condition at December 31, 2020 and 2019 — Loans”, contained in this report.

Concentrations of Credit Risk.  The largest portion of our loan portfolio represents lending conducted with businesses and individuals in the San Francisco Bay Area. Our loan portfolio consists primarily of commercial real estate loans (including multifamily) and construction loans, which totaled $1.2 billion and constituted 70.2% of total loans as of December 31, 2020. Commercial and industrial loans, including PPP loans, totaled $309.4 million and constituted 18.8% of total loans as of December 31, 2020. Our commercial real estate loans are generally secured by first liens on real property. The commercial and industrial loans are typically secured by general business assets, accounts receivable inventory and/or the corporate guaranty of the borrower and personal guaranty of its principals. The geographic concentration of our loans subjects our business to the general economic conditions within California, Colorado, New Mexico and Washington. The risks created by such concentrations have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover probable incurred losses in our loan portfolio as of December 31, 2020.

Comprehensive risk management practices and appropriate capital levels are essential elements of a sound commercial real estate lending program. A concentration in commercial real estate adds a dimension of risk that compounds the risk inherent in individual loans. Interagency bank guidance on commercial real estate concentrations describes sound risk management practices which include board and management oversight, portfolio management, management information systems, market analysis, portfolio stress testing and sensitivity analysis, credit underwriting standards and credit risk review functions. Management believes it has implemented these practices in order to monitor the commercial real estate concentrations in our loan portfolio.

Large Credit Relationships.  As of December 31, 2020, the aggregate amount of loans to our 10 and 25 largest borrowers (including related entities) amounted to approximately $220.1 million, or 13.4% of total loans, and $383.8 million, or 23.3% of total loans, respectively. The table below shows our five largest borrowing relationships as of December 31, 2020 in descending order. Each of the loans in these borrowing relationships is currently performing in accordance with the loan repayment terms as of December 31, 2020.

	Loan Type
	Number of	Commercial &	CRE Owner	CRE Non-Owner
Borrower Type	loans	Industrial	Occupied	Occupied	Total

	(Dollars in thousands)
Commercial real estate investor	3	$—	$—	$28,382	$28,382
Commercial real estate investor	8	—	10,064	13,968	24,032
Commercial real estate investor	3	—	—	21,109	21,109
Commercial real estate investor	3	—	—	20,265	20,265
Commercial real estate investor	12	2,900	9,989	6,564	19,453
Total	29	$2,900	$20,053	$90,288	$113,241

Loan Underwriting and Approval.  Our current loan origination activities are governed by established policies and procedures intended to mitigate the risks inherent to the types of collateral and borrowers financed by us. These policies provide a general framework for our loan origination, monitoring and funding activities, while recognizing that not all risks can be anticipated. The Bank’s Board of Directors and senior management establish, review, and modify the Bank’s lending policies. The Bank’s lending policies are updated annually and approved by the Board of Directors. It prescribes underwriting guidelines and procedures for all loan categories in which the Bank participates to establish risk tolerance and parameters that are communicated throughout the Bank to ensure consistent and uniform lending practices. The underwriting guidelines include, among other things, approval limitation and hierarchy, documentation standards, loan-to-value limits, debt coverage ratio, overall credit-worthiness of the borrower, guarantor support, etc. Loan originations are obtained through a variety of sources, including existing customers, walk-in customers, referrals from brokers or existing customers, and advertising.

Our Board of Directors has granted loan approval authority to certain officers up to prescribed limits, depending on the officer’s experience, the type of loan and whether the loan is secured or unsecured. Our Board of Directors delegates loan approval authority up to board-approved limits to our Director Loan Committee, which is comprised of members of our Board of Directors.

Loan decisions are documented as to the borrower’s business, purpose of the loan, evaluation of repayment source and the associated risks, evaluation of collateral, covenants and monitoring requirements, and the risk rating rationale. Our strategy for approving or disapproving loans is to follow our loan policies and underwriting practices, on a consistent basis, which include:

●	maintaining close relationships among our clients and their designated bankers, to ensure ongoing credit monitoring and loan servicing;
●	granting credit on a sound basis, with full knowledge of the purpose and source of repayment for such credit;

●	ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the loan;
●	developing and maintaining targeted levels of diversification for our loan portfolio as a whole and for loans within each category; and
●	ensuring that each loan is properly documented and that any insurance coverage requirements are satisfied.

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

The Bank’s lending and credit policies require management to regularly review the Bank’s loan portfolio so that the Bank can monitor the quality of its assets. If during the ordinary course of business, management becomes aware that a borrower may not be able to meet the contractual payment obligations under a loan, then such policies require that the loan be supervised more closely with consideration given to, among other things, placing the loan on non-accrual status, requiring additional allowance for loan losses, and (if appropriate) charging-off a part or all of the loan. Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which we are monitoring because the financial information of the borrower causes us concern as to their ability to comply with their loan repayment terms. We attempt to identify potential problem loans early in an effort to seek aggressive resolution of these situations before the loans become a loss, record any necessary charge-offs promptly and maintain adequate allowance levels for probable loan losses inherent in the loan portfolio. Results of loan reviews by consultants as well as examination of the loan portfolio by state and federal regulators are also considered by management and the board in determining the level of the allowance for loan losses.

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

In addition, our loan policies provide the following:

●	guidelines for personal guarantees
●	an environmental review
●	loans to employees, executive officers and directors
●	problem loan identification
●	maintenance of an adequate allowance for loan losses; and
●	other matters relating to lending practices

General economic factors affecting a borrower’s ability to repay include interest, inflation and unemployment rates, as well as other factors affecting a borrower’s clients, suppliers and employees. The well- established financial institutions in our primary markets make proportionately more loans to medium-to- large-sized businesses than we originate. Many of our commercial loans are, or will likely be, made to small- to-medium-sized businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers.

Our loan policies provide general guidelines for loan-to-value ratios that restrict the size of loans to a maximum percentage of the value of the collateral securing the loans, which varies by the type of collateral. Our internal loan-to-value limitations follow limits established by applicable law. Exceptions are fully disclosed to the approving authority, either an individual officer or the appropriate management or board committee prior to commitment. Exceptions are reported to the Board of Directors quarterly.

Lending Limits.  Our lending activities are subject to a variety of lending limits imposed by federal and state law. In general, we are subject to a legal lending limit on loans to a single borrower based on the Bank’s capital level. The dollar amounts of our lending limit increases or decreases as the Bank’s capital increases or decreases. We are able to sell participations in its larger loans to other financial institutions, which allows us to manage the risk involved in these loans and to meet the lending needs of its clients requiring extensions of credit in excess of these limits. We have strict policies and procedures in place for the establishment of limits with respect to specific products and businesses and evaluating exceptions to the internal limits for individual relationships. Exceptions to our policies are allowed only with the prior approval of the Board of Directors and if the borrower exhibits financial strength or sufficient, measurable compensating factors exist after consideration of the loan-to-value ratio, borrower’s financial condition, net worth, credit history, earnings capacity, installment obligations, and current payment history. At December 31, 2020, our authorized legal lending limit for loans to one borrower was $36.4 million for unsecured loans (or 15% of total risk-based capital) and $60.7 million (or 25% of total risk-based capital) for specific secured loans. Currently, we maintain an in-house limit of $8.7 million for unsecured loans and $14.5 million for secured loans. At December 31, 2020, there were four loans to an aggregate of six individuals or entities or related interests that exceeded these internal limits.

Loan Types.  We provide a variety of loans to meet our clients’ needs. The real estate portion of our loan portfolio is comprised of the following: mortgage loans secured typically by commercial and multifamily properties; construction and land loans; and mortgages and revolving lines of credit secured by equity in residential properties. At December 31, 2020, we held $1.3 billion in loans secured by real estate, representing 80.0% of total loans receivable, and a total of $8.4 million in undisbursed real estate related commitments. The types of our loans are described below:

Commercial Real Estate Loans.  Our commercial real estate loans include loans secured by office buildings, retail facilities, hotels, gas stations, convalescent facilities, industrial use buildings, restaurants, multifamily properties and agricultural real estate. At December 31, 2020, our commercial and multifamily real estate loan portfolio totaled $1.1 billion, or 69.5% of total loans.

Our commercial real estate loans may be owner-occupied or non-owner occupied. As of December 31, 2020, our commercial real estate loans, excluding loans secured by multifamily properties, consisted of $404.2 million of owner-occupied commercial real estate loans, or 24.5% of the total loan portfolio, and $489.8 million of non-owner occupied commercial real estate loans, or 29.7% of the total loan portfolio.

Commercial real estate secured loans generally carry higher interest rates and have shorter terms than one-to-four family residential real estate loans. Commercial real estate lending typically involves higher loan principal amount and the repayment of the loan is dependent, in large part, on sufficient income from the properties securing the loans, to cover operating expenses and debt service. We require our commercial real estate loans to be secured by a property with adequate margins and generally obtain a guarantee from responsible parties. Our commercial real estate loans generally are collateralized by first liens on real estate, have interest rates which may be fixed for three to five years, or adjust annually. Commercial real estate loan terms generally are limited to 15 years or less, although payments may be structured on a longer amortization basis up to 20 years with balloon payments or rate adjustments due at the end of three to seven years. We generally charge an origination fee for our services.

The Company also offers commercial real estate loans as a SBA “preferred lender” under the SBA’s 504 loan program in conjunction with junior lien financing from a Certified Development Company ("CDC"). Preferred lender status is the highest designation awarded to lenders by the SBA, and accordingly, grants such lenders full lending authority to approve SBA loans. The SBA 504 loan program is an economic development-financing program providing long-term, low down payment loans to businesses. Typically, a SBA 504 project includes a loan secured from a private-sector lender, such as the Bank, with a senior lien, a loan secured from a CDC (funded by a 100% SBA-guaranteed debenture) with a junior lien covering up to 40% of the total cost, and a contribution of at least 10% equity from the borrower. The CDC is a non-profit corporation established to contribute to the economic development of its community by working together with the SBA and private sector lenders such as the Bank, to provide financing to small businesses. Debenture limits are $5.0 million for regular 504 loans and $5.5 million for those 504 loans that meet a public policy goal. The Company generally offers SBA 504 loans within a range of $600,000 to $5.0 million. At December 31, 2020, our commercial real estate loan portfolio included $12.4 million of loans originated under the SBA’s 504 loan program.

Payments on loans secured by such properties are often dependent on the successful operation (in the case of owner-occupied real estate) or management (in the case of non-owner occupied real estate) of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy, to a greater extent than other types of loans. Commercial real estate loans are underwritten primarily using a cash flow analysis and secondarily as loans secured by real estate. In underwriting commercial real estate loans, we seek to minimize risks in a variety of ways, including giving careful consideration to the property’s age, condition, operating history, future operating projections, current and projected market rental rates, vacancy rates, location and physical condition. The underwriting analysis also may include credit verification, reviews of appraisals, environmental hazards or reports, the borrower’s liquidity and leverage, management experience of the owners or principals, economic condition, industry trends and any guarantees, including SBA loan guarantees. At December 31, 2020, $6.2 million of our commercial real estate loans had SBA guarantees. We generally require personal guarantees from the principal owners of the property supported by a review by our management of the principal owners’ personal financial statements. We attempt to limit our risk by analyzing the borrowers’ cash flow and collateral value on an ongoing basis and by an annual review of rent rolls and financial statements. The loan-to-value ratio as established by an independent appraisal typically will not exceed 80% at loan origination and is lower in most cases. At December 31, 2020, the average loan size in our commercial real estate portfolio was approximately $909,000 with a weighted average loan-to-value ratio of 56.6%.

Agriculture is a major industry in the Central Valley of California, one of our lending markets. We make agricultural real estate secured loans to borrowers with a strong capital base, sufficient management depth, proven ability to operate through agricultural cycles, reliable cash flows and adequate financial reporting. Generally, our agricultural real estate secured loans amortize over periods of 20 years or less and the typical loan-to-value ratio will not exceed 80% at loan origination, although actual loan-to-value ratios are typically lower. Payments on agricultural real estate secured loans depend, to a large degree, on the results of operations of the related farm entity. The repayment is also subject to other economic and weather conditions, as well as market prices for agricultural products, which can be highly volatile. Among the more common risks involved in agricultural lending, are weather conditions, disease, water availability and water distribution rights, which can be mitigated through multi-peril crop insurance. Commodity prices also present a risk, which may be managed by the use of set price contracts. As part of our underwriting, the borrower is required to obtain multi-peril crop insurance. Normally, in making agricultural real estate secured loans, our required beginning and projected operating margins provide for reasonable reserves to offset unexpected yield and price deficiencies. We also consider the borrower’s management succession, life insurance and business continuation plan when evaluating agricultural real estate secured loans. At December 31, 2020, our agricultural real estate secured loans, totaled $21.4 million, or 1.3% of total loans.

The following table presents a breakdown of our commercial real estate loan portfolio at the dates indicated:

	December 31, 2020		December 31, 2019
		% of Total		% of Total
	Amount	in Category	Amount	in Category
	(Dollars in thousands)		(Dollars in thousands)
Retail	$221,015	19.3%	$184,375	16.9%
Multifamily residential	241,433	21.1	218,409	20.0
Hotel/motel	131,338	11.5	133,961	12.3
Office	126,069	11.0	141,354	12.9
Gas station	102,506	9.0	94,526	8.6
Convalescent facility	53,538	4.7	42,435	3.9
Industrial	76,915	6.7	107,478	9.8
Restaurants	39,596	3.5	30,144	2.8
Agricultural real estate	21,350	1.9	28,527	2.6
Other	130,800	11.3	111,933	10.2
Total commercial real estate loans	$1,144,560	100.0%	$1,093,142	100.0%

We currently target individual commercial real estate loans between $1.0 million and $5.0 million. As of December 31, 2020, the largest commercial real estate loan had a net outstanding balance of $23.5 million and was secured by a first deed of trust on a retail strip center located in Sacramento, California. The largest commercial real estate loan secured by multifamily property as of December 31, 2020, was a 21-unit apartment complex with a net outstanding principal balance of $14.3 million, located in the Sacramento area, California. Both of these loans were performing according to their respective loan repayment terms as of December 31, 2020.

Construction and Land Loans.  We make loans to finance the construction of residential and non-residential properties. Construction loans include loans for owner-occupied one-to-four family homes and commercial projects (such as multifamily housing, industrial, office and retail centers). These loans generally are collateralized by first liens on real estate and typically have a term of less than one-year floating interest rates and commitment fees. Construction loans are typically made to builders/developers that have an established record of successful project completion and loan repayment. We conduct periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans, based on the percentage of completion. Underwriting guidelines for our construction loans are similar to those described above for our commercial real estate lending. Our construction loans have terms that typically range from six months to two years, depending on factors such as the type and size of the development and the financial strength of the borrower/guarantor. Construction loans are typically structured with an interest-only period during the construction phase. Construction loans are underwritten to either mature, or transition to a traditional amortizing loan at the completion of the construction phase. The loan-to-value ratio on our construction loans, as established by independent appraisal, typically will not exceed 80% at loan origination, and is lower in most cases. At December 31, 2020, we had $22.6 million in construction and land loans outstanding, representing 1.5% of total loans, with $13.0 million in undisbursed commitments. The average loan size in our construction and land loan portfolio was approximately $147,000 at December 31, 2020, with a weighted average loan-to-value ratio of 55.5%.

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

One-to-Four Family Residential Loans.  We do not originate owner-occupied one-to-four family residential real estate loans. Our one-to-four family real estate loans were either acquired through our mergers with other financial institutions or by purchases of whole loan pools with servicing retained. Generally, these loans were originated to meet the requirements of Fannie Mae, Freddie Mac, Federal Housing Administration, U.S. Department of Veterans Affairs and jumbo loans for sale in the secondary market to investors. Our one-to-four family loans do not allow for interest-only payments, nor negative amortization of principal, and carry allowable prepayment restrictions. At December 31, 2020, our one-to-four family loan portfolio, including home equity loans and lines of credit, totaled $162.2 million or 9.8% of total loans.

We do originate a limited amount of home equity loans and home equity lines of credit. Home equity loans and home equity lines of credit generally may have a loan-to-value of up 80% at the time origination when combined with the first mortgage. The majority of these loans are secured by a first or second mortgage on residential property. Home equity lines of credit allow for a ten-year draw period, with a ten-year repayment period, and the interest rate is generally tied to the prime rate as published by the Wall Street Journal and may include a margin. Home equity loans generally have ten-year maturities based on a 30-year amortization. We retain a valid lien on the real estate, obtain a title insurance policy that insures the property is free from encumbrances and require hazard insurance. At December 31, 2020, home equity loans and lines of credit totaled $17.3 million, or 1.0% of total loans, of which $1.7 million were secured by junior liens. Unfunded commitments on home equity lines of credit at December 31, 2020, totaled $12.3 million.

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

The 7(a) program serves as the SBA's primary business loan program to help qualified small businesses obtain financing when they might not be eligible for business loans through normal lending channels. Loans made by the Bank under the SBA 7(a) program generally are made to small businesses to provide working capital or to provide funding for the purchase of businesses, real estate, or machinery and equipment. These loans generally are secured by a combination of assets that may include equipment, receivables, inventory, business real property, and sometimes a lien on the personal residence of the borrower. SBA 7(a) loans are all adjustable rate loans based upon the Wall Street Journal prime lending rate. Loan proceeds under this program can be used for most business purposes including working capital, machinery and equipment, furniture and fixtures, land and building (including purchase, renovation and new construction), leasehold improvements and debt refinancing. Loan maturity is generally up to 10 years for non-real estate collateral and up to 25 years for real estate collateral. In general, the SBA guarantees up to 75% of the loan amount depending on loan size. The Company is required by the SBA to service the loan and retain a contractual minimum of 5% on all SBA 7(a) loans, but generally retains 25% (the unguaranteed portion). The loan servicing spread is generally a minimum of 1.00% on all loans. The Company generally offers SBA 7(a) loans within a range of $200,000 to $3.0 million.

The Bank has sold, and may in the future sell, the guaranteed portion of certain of its SBA 7(a) loans in the secondary market. The Bank bases its SBA 7(a) loan sales on the level of its SBA 7(a) loan originations, the premiums available in the secondary market for the sale of such loans, and general liquidity considerations of the Bank. During 2020, the Bank originated $9.7 million in SBA 7(a) loans, of which $6.8 million represented the guaranteed portion. During 2020, the Bank elected to sell $9.9 million of the guaranteed portion of its commercial and industrial SBA 7(a) loans, for which it recognized a gain of $783,000. At December 31, 2020, our commercial and industrial loan portfolio included the unguaranteed portion of its SBA 7(a) loans totaling $1.1 million.

We also make agricultural operating loans, including loans to finance the purchase of machinery, equipment and breeding stock; seasonal crop operating loans used to fund the borrower’s crop production operating expenses; and operating and revolving loans used to purchase livestock for resale and related livestock production expense. Agricultural operating loans are generally originated at an adjustable- or fixed-rate of interest and generally for a term of up to seven years. In the case of agricultural operating loans secured by breeding livestock and/or farm equipment, such loans are originated at fixed rates of interest for a term of up to five years. We typically originate agricultural operating loans on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s agricultural business. As a result, the availability of funds for the repayment of agricultural operating loans may be substantially dependent on the success of the business itself and the general economic environment. A significant number of agricultural borrowers with these types of loans may qualify for relief under a chapter of the U.S. Bankruptcy Code that is designed specifically for the reorganization of financial obligations of family farmers and which provides certain preferential procedures to agricultural borrowers compared to traditional bankruptcy proceedings pursuant to other chapters of the U.S. Bankruptcy Code. As of December 31, 2020, we had agricultural operating loans of $2.3 million or 0.1% of total loans.

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

Consumer Loans.  We generally make consumer loans as an accommodation to our clients on a case by case basis. These loans represent a small portion of our overall loan portfolio. However, these loans are important in terms of servicing our client’s needs. We make a variety of loans to individuals for personal and household purposes, including secured and unsecured term loans. Consumer loans are underwritten based on the individual borrower’s income, current debt level, past credit history and the value of any available collateral. The terms of consumer loans vary considerably based upon the loan type, nature of collateral and size of the loan. Consumer loans entail greater risk than do residential real estate loans because they may be unsecured or, if secured, the value of the collateral, such as an automobile or boat, may be more difficult to assess and more likely to decrease in value than real estate. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often will not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans. As of December 31, 2020, consumer loans totaled approximately $5.2 million or 0.3% of total loans.

For additional information concerning our loan portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Financial Condition at December 31, 2020 and 2019 — Loans”, contained in this report.

Sources of Funds

Deposits.  Our lending and investing activities are primarily funded by deposits. We offer a variety of deposit accounts with a wide range of interest rates and terms including demand, savings, money market and time deposits with the goal of attracting a wide variety of clients. We solicit these accounts from individuals, small to medium sized businesses, trade unions and their related businesses, associations, organizations and government authorities. Our transaction accounts and time certificates are tailored to the principal market area at rates competitive with those offered in the area. We employ client acquisition strategies to generate new account and deposit growth, such as client referral incentives, search engine optimization, targeted direct mail and email campaigns, in addition to conventional marketing initiatives and advertising. While we do not actively solicit wholesale deposits for funding purposes and do not partner with deposit brokers, we do participate in the Certificate of Deposit Account Registry Service (“CDARS”) service via IntraFi Network (formerly known as Promontory Interfinancial Network) an as option for our clients to place funds. Our goal is to cross- sell our deposit products to our loan clients.

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

We provide an avenue for large depositors to maintain full insurance coverage by the Federal Deposit Insurance Corporation (“FDIC”) for all deposits up to $50.0 million. Under an agreement with IntraFi Network, we participate in the CDARS and the Insured Cash Sweep (“ICS”) money market product. These are deposit-matching programs which distribute excess balances on deposit with us across other participating banks. In return, those participating financial institutions place their excess client deposits with us in a reciprocal amount. These products are designed to enhance our ability to attract and retain clients and increase deposits by providing additional FDIC insurance for large deposits. We also participate in the ICS One-Way Sell program, which allows us to buy cost effective wholesale funding on customizable terms. At December 31, 2020, we had $17.1 million in reciprocal CDARS and $127.5 million in one-way CDARS and ICS deposits.

Additionally, we offer escrow services on commercial transactions and facilitate tax-deferred commercial exchanges through the Bank’s division, Business Escrow Services (“BES”). This affords us a low cost core deposit base. These deposits fluctuate as the sellers of the real estate have up to nine months to invest in replacement real estate to defer the income tax on the property sold. Deposits related to BES totaled $4.0 million at December 31, 2020. The Company has decided to wind this activity down in 2021.

For additional information concerning our deposits, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Financial Condition at December 31, 2020 and 2019 — Deposits” contained in this report.

Borrowings.  Although deposits are our primary source of funds, we may from time to time utilize borrowings as a cost-effective source of funds when they can be invested at a positive interest rate spread, for additional capacity to fund loan demand, or to meet our asset/liability management goals. We are a member of and may obtain advances from the FHLB of San Francisco, which is part of the Federal Home Loan Bank System. The eleven regional Federal Home Loan Banks provide a central credit facility for their member institutions. These advances are provided upon the security of certain mortgage loans and mortgage-backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. In addition to FHLB advances, we may also utilize Fed Funds purchased from correspondent banks as a source of short-term funding. At December 31, 2020, we had the ability to borrow up to $421.2 million from the FHLB and $75.0 million available under our Fed Funds lines, none of which was outstanding. In May 2020, the Bank secured a $10.0 million advance from the FHLB of San Francisco, comprised of two $5.0 million tranches, at no cost, maturing in November 2020 and May 7, 2021. As of December 31, 2020, the first tranche was repaid and the second tranche matures on May 7, 2021. Additionally, the Federal Reserve recently established the Paycheck Protection Program Liquidity Facility (“PPPLF”) to bolster the effectiveness of the PPP. The Bank may utilize the PPPLF, pursuant to which it will pledge PPP loans at face value as collateral to obtain FRB non-recourse advances. There were no borrowings outstanding under this program at December 31, 2020.

On August 6, 2020, the Company issued and sold $65.0 million aggregate principal amount of 5.25% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “Notes”) at a public offering price equal to 100% of the aggregate principal amount of the Notes. The offering of the Notes closed on August 10, 2020. The Notes initially bears a fixed interest rate of 5.25% per year. Commencing on September 15, 2025, the interest rate on the Notes resets quarterly to the three-month Secured Overnight Financing rate (“SOFR”) plus a spread of 521 basis points (5.21%), payable quarterly in arrears. Interest on the Notes is payable semi-annually on June 15 and September 15 of each year through September 15, 2025 and quarterly thereafter on March 15, June 15, September 15 and December 15 of each year through the maturity date or early redemption date. The Company, at its option, may redeem the Notes, in whole or in part, on any interest payment date on or after September 15, 2025, without a premium.

At December 31, 2020, we had $8.3 million aggregate principal (net of mark-to-market adjustments) of junior subordinated debentures issued in connection with the sale of trust preferred securities by two statutory business trusts assumed in our prior acquisitions.

For additional information concerning our borrowings, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Financial Condition at December 31, 2020 and 2019 — Borrowings” contained in this report.

Investments

In addition to loans, we make other investments that conform to our investment policy as set by our Board of Directors. The primary objectives of our investment policy are to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements. As of December 31, 2020, our investment portfolio totaled $115.6 million, with an average yield of 2.8% and an estimated duration of approximately 4.4 years.

Our investment policy is established by the Board of Directors. The investment policy is reviewed annually by the Bank’s Board of Directors and Asset/Liability Management Committee, who ensure compliance to the policy and also approve any change to the policy. The overall objectives of the investment policy are to maintain a portfolio of high quality investments to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low, and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. All securities transactions are reported to the Board of Directors on a monthly basis.

Our investment policy outlines investment type limitations, security mix parameters, authorization guidelines and risk management guidelines. The policy authorizes us to invest in a variety of investment securities, subject to various limitations. Our current investment portfolio consists of obligations of U.S. government agencies or sponsored entities, including mortgage-backed securities, collateralized mortgage obligations, municipal securities, SBA securities and corporate bonds.

For additional information concerning our investments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Financial Condition at December 31, 2020 and 2019 — Securities” contained in this report.

Supervision and Regulation

BayCom and United Business Bank are subject to significant regulation by federal and state laws and regulations, and the policies of applicable federal and state banking agencies. As a bank holding company registered with the Federal Reserve, we are subject to comprehensive regulation and supervision by the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. As a California chartered bank, the Bank is subject to supervision, periodic examination, and regulation by the California Department of Financial Protection and Innovation (“DFPI”), previously known as the California Department of Business Oversight, and by the Federal Reserve as its primary federal regulator. The following discussion of particular statutes and regulations affecting BayCom and United Business Bank is only a brief summary and does not purport to be complete. This discussion is qualified in its entirety by reference to the actual laws and regulations. Legislation is introduced from time to time in the United States Congress or in the California State Legislature that may affect the operations of BayCom and United Business Bank. In addition, the regulations governing the Company and the Bank may be amended from time to time by the FDIC, the DFPI, the Federal Reserve and the Consumer Financial Protection Bureau (“CFPB”), an independent bureau of the Federal Reserve. The CFPB is responsible for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements.

Any change in applicable laws, regulations, or regulatory policies may have a material effect on our business, operations, and prospects. We cannot predict the nature or the extent of the effects on our business and earnings that any fiscal or monetary policies or new federal or state legislation may have in the future. We also cannot predict whether or when any such changes may occur.

United Business Bank

General.  As a state-chartered, federally insured commercial banks, the Bank is subject to extensive regulation and must comply with various statutory and regulatory requirements, including prescribed minimum capital standards. The Bank is regularly examined by the Federal Reserve and the DFPI and must file periodic reports concerning its activities and financial condition with these banking regulators. The Bank’s relationship with depositors and borrowers also is regulated to a great extent by both federal and state law, especially in such matters as the ownership of deposit accounts and the form and content of mortgage and other loan documents.

Federal and state banking laws and regulations govern all areas of the operation of the Bank, including reserves, loans, investments, deposits, capital, issuance of securities, payment of dividends and establishment of branches. Bank regulatory agencies also have the general authority to limit the dividends paid by insured banks and bank holding companies if such payments should be deemed to constitute an unsafe and unsound practice and in other circumstances. The Federal Reserve, as the primary federal regulator of the Company and the Bank, and the DFPI have the authority to impose penalties, initiate civil and administrative actions and take other steps intended to prevent banks from engaging in unsafe or unsound practices.

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

Deposit Insurance.  Through the Deposit Insurance Fund (“DIF”), the FDIC insures deposit accounts in the Bank up to $250,000 per separately insured deposit ownership right or category. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.

Under the FDIC’s rules, the assessment base for a bank is equal to its total average consolidated assets less average tangible equity capital. Currently, the FDIC’s base assessment rates are 3 to 30 basis points and are subject to certain adjustments. For institutions with less than $10 billion in assets, rates are determined based on supervisory ratings and certain financial ratios. No institution may pay a dividend if it is in default on its federal deposit insurance assessment. The FDIC has authority to increase insurance assessments, and any significant increases may have an adverse effect on the operating expenses and results of operations of the Company. Management cannot predict what assessment rates will be in the future. In a banking industry emergency, the FDIC may also impose a special assessment.

The FDIC announced that the DIF reserve ratio surpassed 1.35% as of September 30, 2018 which triggered two changes under the regulations: surcharges on large banks (total consolidated assets of $10 billion or more) ended and small banks (total consolidated assets of less than $10 billion, which includes the Bank) were awarded assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from 1.15% to 1.35% to be applied when the reserve ratio is at least 1.35%. The Bank applied $369,000 of small bank credits received to its quarterly deposit insurance assessments paid during 2019, reducing the Bank’s FDIC expense for the year to $138,000. The Bank paid $491,000 in FDIC assessments for the year ending December 31, 2020, after using the remaining $79,000 of such credits.

The FDIC also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious risk to the DIF.

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

Capital Requirements.  Federally insured financial institutions, such as the Bank, are required to maintain a minimum level of regulatory capital. Consolidated regulatory capital requirements identical to those applicable to subsidiary banks are generally apply to bank holding companies. However, the Federal Reserve Board has provided a “Small Bank Holding Company” exception to its consolidated capital requirements, and bank holding companies with less than $3.0 billion of consolidated assets are not subject to the consolidated holding company capital requirements unless otherwise directed by the Federal Reserve Board. The Federal Reserve expects a holding company’s subsidiary banks to be Well Capitalized under the prompt corrective action regulations, discussed below.

Under the capital regulations, the minimum capital ratios are: (1) a CET1 capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total risk-based capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio (the ratio of Tier 1 capital to average total consolidated assets) of 4.0%. CET1 generally consists of common stock, retained earnings, accumulated other comprehensive income (“AOCI”) unless an institution elects to exclude AOCI from regulatory capital, and certain minority interests (all of which are subject to applicable regulatory adjustments and deductions). Tier 1 capital generally consists of CET1 and noncumulative perpetual preferred stock. Tier 2 capital generally consists of other preferred stock and subordinated debt, which meet certain conditions, plus an amount of the allowance for loan and lease losses up to 1.25% of assets. Total capital is the sum of Tier 1 and Tier 2 capital.

Trust preferred securities issued by a company, with total consolidated assets of less than $15.0 billion before May 19, 2010 and treated as regulatory capital are grandfathered, but any such securities issued later are not eligible as regulatory capital. If an institution grows above $15.0 billion as a result of an acquisition, the trust preferred securities are excluded from Tier 1 capital and instead included in Tier 2 capital. Subordinated Notes, such as the ones the Company issued in 2020, are also included in Tier 2 Capital. Mortgage servicing assets and deferred tax assets over designated percentages of CET1 are deducted from capital. In addition, Tier 1 capital includes AOCI, which includes all unrealized gains and losses on available for sale debt and equity securities. However, because of our asset size, we were eligible to elect, and did elect, to permanently opt out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in our capital calculations.

For purposes of determining risk-based capital, assets and certain off-balance sheet items are risk- weighted from 0% to 1,250%, depending on the risk characteristics of the asset or item. The current regulations include a 150% risk weight for certain high volatility commercial real estate acquisition, development and construction loans, and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; and a 250% risk weight for mortgage servicing and deferred tax assets that are not deducted from capital.

In addition to the minimum CET1, Tier 1, leverage ratio and total capital ratios, the capital regulations require a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.

To be considered “Well Capitalized,” a bank holding company must have, on a consolidated basis, a total risk-based capital ratio of 10.0% or greater and a Tier 1 risk-based capital ratio of 6.0% or greater and must not be subject to an individual order, directive or agreement under which the Federal Reserve requires it to maintain a specific capital level. To be considered “Well Capitalized”, a depository institution must have a Tier 1 risk-based capital ratio of at least 8.0%, a total risk-based capital ratio of at least 10.0%, a CET1 capital ratio of at least 6.5% and a leverage ratio of at least 5.0% and not be subject to an individualized order, directive or agreement under which its primary federal banking regulator requires it to maintain a specific capital level.

The Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”), enacted in May 2018, required the federal banking agencies to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” of between 8 to 10%. In September 2019, the federal banking agencies adopted a final rule, effective January 1, 2020, creating a community bank leverage ratio ("CBLR") for institutions with total consolidated assets of less than $10 billion, and that meet other qualifying criteria related to off-balance sheet exposures and trading assets and liabilities. The CBLR provides for a simple measure of capital adequacy for qualifying institutions. A bank that elects to use the Community Bank Leverage Ratio will generally be considered Well Capitalized and to have met the risk-based and leverage capital requirements of the capital regulations if it has a leverage ratio greater than 9.0%. Our management decided not to adopt the CBLR as it would reduce the Bank’s excess capital.

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

The federal banking regulators, including the Federal Reserve and FDIC have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital.

Prompt Corrective Action.  Federal statutes establish a supervisory framework for FDIC-insured institutions based on five capital categories: Well Capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution’s category depends upon where its capital levels are in relation to relevant capital measures. The Well Capitalized category is described above. An institution that is not Well Capitalized is subject to certain restrictions on brokered deposits, including restrictions on the rates it can offer on its deposits generally. To be considered adequately capitalized, an institution must have the minimum capital ratios described above. Any institution which is neither Well Capitalized nor adequately capitalized is considered undercapitalized.

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

As of December 31, 2020, the Bank met the requirements to be “Well Capitalized.” and the capital conservation buffer requirement. For additional information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 19 of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Schedules” contained in this report.

Commercial Real Estate Lending Concentrations.  The federal banking agencies have issued guidance on sound risk management practices for concentrations in commercial real estate lending. The particular focus is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is not to limit a bank’s commercial real estate lending but to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance directs the federal bank regulatory agencies to focus their supervisory resources on institutions that may have significant commercial real estate loan concentration risk. A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to commercial real estate concentration risk:

●	Total reported loans for construction, land development and other land represent 100% or more of the bank’s total regulatory capital; or
●	Total commercial real estate loans (as defined in the guidance) represent 300% or more of the bank’s total regulatory capital or the outstanding balance of the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months.

The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy. As of December 31, 2020, the Bank’s aggregate recorded loan balances for construction, land development and land loans were 9.1% of total regulatory capital. In addition, at December 31, 2020, the Bank’s commercial real estate loans as calculated in accordance with regulatory guidance were 322.0% of total regulatory capital. The Bank believes that the guidelines are applicable to it, as it has a relatively high concentration in commercial real estate loans. The Bank and its Board of Directors have discussed the guidelines and believe that the Bank’s underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are sufficient to address the guidelines.

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

Environmental Issues Associated with Real Estate Lending.  The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) is a federal statute that generally imposes strict liability on all prior and present “owners and operators” of sites containing hazardous waste. However, Congress acted to protect secured creditors by providing that the term “owner and operator” excludes a person whose ownership is limited to protecting its security interest in the site. Since the enactment of the CERCLA, this “secured creditor exemption” has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan. To the extent that legal uncertainty exists in this area, all creditors, including the Bank, that have made loans secured by properties with potentially hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which costs often substantially exceed the value of the collateral property.

Federal Reserve System.  The Bank is a member of the Federal Reserve Bank (“FRB”) of San Francisco. As a member of the FRB, the Bank is required to own stock in the FRB of San Francisco based on a specified ratio relative to our capital. FRB stock is carried at cost and may be sold back to the FRB at its par value. The FRB requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or noninterest bearing deposits with the regional Federal Reserve Bank. Interest bearing checking accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a bank. In response to the COVID-19 pandemic, the Federal Reserve reduced reserve requirement ratios to zero percent effective on March 26, 2020, to support lending to households and businesses.

Affiliate Transactions.  The Company and the Bank are separate and distinct legal entities. The Company is an affiliate of the Bank and any non-bank subsidiary of the Company is an affiliate of the Bank. Federal laws strictly limit the ability of banks to engage in certain transactions with their affiliates. Transactions deemed to be “covered transactions” under Section 23A of the Federal Reserve Act between a bank and an affiliate are limited to 10% of the bank’s capital and surplus and, with respect to all affiliates, to an aggregate of 20% of the bank’s capital and surplus. Further, covered transactions that are loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also requires that covered transactions and certain other transactions listed in Section 23B of the Federal Reserve Act between a bank and its affiliates be on terms as favorable to the bank as transactions with non- affiliates.

Community Reinvestment Act.  The Bank is subject to the provisions of the Community Reinvestment Act of 1977 (“CRA”), which requires the appropriate federal bank regulatory agency to assess a bank’s performance under the

CRA in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods. The regulatory agency’s assessment of the bank’s record is made available to the public. Further, a bank’s CRA performance rating must be considered in connection with a bank’s application to, among other things, to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. An unsatisfactory rating may be the basis for denial of certain applications. The Bank received a “satisfactory” rating during its most recently completed CRA examination.

Dividends.  Dividends from the Bank constitute the major source of funds available for dividends which may be paid to the Company’s shareholders. The amount of dividends payable by the Bank to the Company depend upon the Bank’s earnings and capital position, and is limited by federal and state laws, regulations and policies. According to California law, neither a bank nor any majority-owned subsidiary of a bank may make a distribution to its shareholders in an amount which exceeds the lesser of (i) the bank’s retained earnings or (ii) the bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank during such period. Notwithstanding the foregoing, a bank may, with the prior approval of the DFPI, make a distribution to the shareholders of the bank in an amount not exceeding the greatest of: (i) the bank’s retained earnings; (ii) the net income of the bank for its last fiscal year; or (iii) the net income of the bank for its current fiscal year. Dividends payable by the Bank can be limited or prohibited if the Bank does not meet the capital conservation buffer requirement. Federal law further provides that no insured depository institution may make any capital distribution (which includes a cash dividend) if, after making the distribution, the institution would be “undercapitalized,” as defined in the prompt corrective action regulations. In addition, under federal law, a Federal Reserve member bank, such as the Bank, may not declare or pay a dividend if the total of all dividends declared during the calendar year, including a proposed dividend, exceeds the sum of the Bank’s net income during the calendar year and the retained net income of the prior two calendar years, unless the dividend has been approved by the Federal Reserve. Moreover, the federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments should be deemed to constitute an unsafe and unsound practice and failure to meet the capital conservation buffer requirement will result in restrictions on dividends.

Privacy Standards.  The Bank is subject to federal regulations implementing the privacy protection provisions of the Gramm-Leach-Bliley Financial Services Modernization Act of 1999. These regulations require the Bank to disclose its privacy policy, including informing consumers of their information sharing practices and informing consumers of their rights to opt out of certain practices. In addition, other state cybersecurity and data privacy laws and regulations may expose the Bank to risk and result in certain risk management costs. Notably, the California Consumer Privacy Act of 2018 (the "CCPA"), which became effective on January 1, 2020, gives California residents the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of personal information, and the right not to be discriminated against for exercising these rights. The CCPA also created a private right of action with statutory damages for data security breaches, thereby increasing potential liability associated with a data breach, which has triggered a number of class actions against other companies since January 1, 2020. Although the Bank may enjoy several fairly broad exemptions from the CCPA's privacy requirements, those exemptions do not extend to the private right of action for a data security breach. The CCPA, including any amendments thereto or regulations implemented thereunder, as well as other similar state data privacy laws and regulations, may require the establishment by the Bank of certain regulatory compliance and risk management controls. In August 2020, the California Office of Administrative Law approved the California Attorney General’s regulations to implement the CCPA. These regulations went to effect immediately. In November 2020, voters in the State of California approved the California Privacy Rights Act (“CPRA”), a ballot measure that amends and supplements the CCPA by creating the California Privacy Protection Agency, a watchdog privacy agency to be appointed shortly after the CPRA’s enactment. The CPRA also modifies the CCPA by expanding both the scope of businesses covered by the law and certain rights relating to personal information and its use, collection, and disclosure by covered businesses. Compliance with the CCPA, the CPRA and other state statutes or regulations designed to protect consumer personal data could potentially require us to implement substantive technology infrastructure and process changes. Non-compliance with the CCPA, the CPRA or similar laws and regulations could lead to substantial regulatory imposed fines and penalties, damages from private causes of action and/or reputational harm.

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

Other Consumer Protection Laws and Regulations.  The Dodd-Frank Act established the CFPB and empowered it to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. Banks are subject to consumer protection regulations issued by the CFPB, but as a financial institution with assets of less than $10.0 billion, the Bank is generally subject to supervision and enforcement by the Federal Reserve and the DFPI with respect to our compliance with consumer financial protection laws and CFPB regulations.

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

BayCom Corp

General.  The Company, as sole shareholder of the Bank, is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the under the BHCA, and the regulations of the Federal Reserve. We are required to file quarterly reports with the Federal Reserve and to provide additional information as the Federal Reserve may require. The Federal Reserve may examine us or any of our subsidiaries, and charge us for the cost of the examination. The Federal Reserve also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices. The Company is also being required to file certain reports with, and otherwise comply with the rules and regulations of the SEC.

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

The BHCA prohibits a bank holding company, with certain exceptions, from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company, and from engaging in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. Under the BHCA, the Federal Reserve may approve the ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve has determined to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto. These activities include: operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit- related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers’ checks and U.S. Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for clients.

Regulatory Capital Requirements. As discussed above, pursuant to the “Small Bank Holding Company” exception, effective August 30, 2018, bank holding companies with less than $3 billion in consolidated assets were generally no longer subject to the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to 1st Security Bank of Washington. At the time of this change, BayCom Corp. was considered “well capitalized” (as defined for a bank holding company), and was not subject to an individualized order, directive or agreement under which the Federal Reserve requires it to maintain a specific capital level.

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

Stock Repurchases.  Except for certain “Well Capitalized” and highly rated bank holding companies, a bank holding company is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of its consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice, violate any law or regulation, Federal Reserve order, any condition imposed by or written agreement with, the Federal Reserve. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Stock Repurchases” contained in this report.

Recent Regulatory Reform

In response to the COVID-19 pandemic, the United States Congress, through the enactment of the CARES Act and the CAA, 2021, and the federal banking agencies, though rulemaking, interpretive guidance and modifications to agency policies and procedures, have taken a series of actions to provide national emergency economic relief measures including, among others, the following:

● The CARES Act, as amended by the CAA, 2021, allows banks to elect to suspend requirements under GAAP for loan modifications related to the COVID-19 pandemic (for loans that were not more than 30 days past due as of December 31, 2019) that would otherwise be categorized as a troubled debt restructuring (“TDR”) for accounting purposes, until the earlier of 60 days after the termination date of the national emergency or, January 1, 2022. The suspension of GAAP is applicable for the entire term of the modification. The federal banking agencies also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19 by providing that short-term modifications made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification is implemented is not a TDR. The Bank is applying this guidance to qualifying COVID-19 modifications. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – BayCom’s Response to COVID-19” for further information about the COVID-19 modifications completed by the Bank.
● The CARES Act amended the SBA’s loan program, in which the Bank participates, to create a guaranteed, unsecured loan program, the PPP, to fund payroll and operational costs of eligible businesses, organizations and self-employed persons during COVID-19. The loans are provided through participating financial institutions, such as the Bank, that process loan applications and service the loans and are eligible for SBA repayment and loan forgiveness if the borrower meets the PPP conditions. The application period for a PPP loan closed on August 8, 2020. The SBA began approving PPP forgiveness applications and remitting forgiveness payments to PPP lenders on October 2, 2020. The CAA, 2021 which was signed into law on December 27, 2020, renews and extends the PPP until March 31, 2021. As a result, as a participating lender, the Bank began originating PPP loans again in January 2021 and will continue to monitor legislative, regulatory, and supervisory developments related to the PPP.
● Pursuant to the CARES Act, the federal banking agencies authorities adopted in April 2020 an interim rule, effective until the earlier of the termination of the coronavirus emergency declaration by the President and December 31, 2020, to (i) reduce the minimum CBLR from 9% to 8% percent and (ii) give community banks two-quarter grace period to satisfy such ratio if such ratio falls out of compliance by no more than 1%. Effective October 1, 2020, the final rule adopted by the federal banking agencies authorities lowers the CBLR as set forth in the interim rule and provides a gradual transition back to the prior level. Under the final rule the CBLR was 8% for 2020, and will be 8.5% for 2021, and 9% beginning January 1, 2022. The final rule also retains the grace period. A community banking organization that falls below the CBRL will still be deemed to be well capitalized during a two-quarter grace period so long as the banking organization maintains a CBRL greater than 7.5% during 2021, and greater than 8% thereafter.

As the on-going COVID-19 pandemic evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for COVID-19. In addition, it is possible that the United States Congress will enact supplementary COVID-19 response legislation. The Company continues to assess the impact of the CARES Act and other statues, regulations and supervisory guidance related to the COVID-19 pandemic.

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

Legal Proceedings

We operate in a highly regulated environment. From time to time we are a party to various claims and litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings where we believe the resolution would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

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

Employees and Human Capital

As of December 31, 2020, we had approximately 315 full-time equivalent employees. None of our employees are represented by any collective bargaining unit or is a party to a collective bargaining agreement, and management considers its relationship with employees to be good. We believe our ability to attract and retain employees is a key to the Bank’s success. Accordingly, as part of our compensation philosophy we offer and maintain market competitive total rewards programs for our employees in order to attract and retain superior talent. In addition to healthy base wages, additional programs include annual bonus opportunities, a Company matched 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules, and employee assistance programs.

We encourage and support the growth and development of our employees. Continual learning and career development is advanced through ongoing performance and development conversations with employees, internally developed training programs, customized corporate training engagements and educational reimbursement programs.

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees. We provide our employees and their families with access to a variety of flexible and convenient health and welfare programs, including benefits that support their physical and mental health by providing tools and resources to help them improve or maintain their health status; and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families. In response to the

COVID-19 pandemic, we implemented significant operating environment changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes having the vast majority of our employees work from home, while implementing additional safety measures for employees continuing critical on-site work.

A core tenet of our talent system is to both develop talent from within and supplement with external hires. This approach has yielded loyalty and commitment in our employee base which in turn grows our business, our products, and our customers, while adding new employees and external ideas supports a continuous improvement mindset.

Information about Executive Officers

Officers are elected annually to serve for a one-year term. There are no arrangements or understandings between the officers and any other person pursuant to which he or she was or is to be selected as an officer.

George J. Guarini:  Mr. Guarini, age 67, is currently the President and Chief Executive Officer of BayCom and United Business Bank (formerly known as Bay Commercial Bank). Prior to opening the Bank in 2004, Mr. Guarini was the Senior Vice President and Senior Lending Officer of Summit Bank, a community bank headquartered in Oakland, California. In addition to serving as the Senior Vice President and Senior Lending Officer of Summit Bank from 2000 to 2003, Mr. Guarini served as the Summit Bank’s acting president between August 2001 and August 2002. From 1994 to 1999, Mr. Guarini enjoyed a career with Imperial Capital based in Glendale, California, where he began as Senior Vice President and was charged with resolving significant loan portfolio weaknesses. In 1995, following a successful initial public offering by ITLA Capital Corporation, parent of Imperial Capital Bank, he was appointed as Bank’s Chief Lending Officer. In 1997, Mr. Guarini served as the founding Chief Executive Officer of ITLA Funding Corporation, a wholly owned subsidiary of ITLA Capital Corporation. Prior to joining Imperial Capital Bank, Mr. Guarini held the position of Senior Vice President for California Republic Bank from 1991 to 1994. Mr. Guarini earned his Bachelor of Arts degree in Economics from Rutgers University. Mr. Guarini’s qualifications to serve as a member of our Board of Directors include more than 30 years of experience in the banking industry, holding key executive and senior level management positions with national and regional financial institutions.

Janet L. King:  Ms. King, age 58, is the Senior Executive Vice President and Chief Operating Officer of BayCom. Ms. King has served as the Chief Operating Officer of United Business Bank (formerly known as Bay Commercial Bank) since its inception in 2004. Ms. King is a member of the executive management team and has over 29 years of banking experience. Prior to joining the Bank, Ms. King was employed by Circle Bank in Novato, California from 1999 – 2004 where she served as the Chief Branch Administrative Officer and was a member of the executive management team. She was responsible for all aspects of operations, including Branch Development, Human Resources, Information Technology and Compliance. Prior to this, Ms. King was the Vice President of Operations for Valencia Bank & Trust in Valencia, California from 1987 – 1998 where she was responsible for Branch Development, Centralized Operations, Information Technology and Deposit Compliance. Ms. King earned her B.S. degree in Business Administration from the University of Phoenix.

Keary L. Colwell:  Ms. Colwell, age 61, is the Senior Executive Vice President, Chief Financial Officer and Corporate Secretary of BayCom. Ms. Colwell has served as the Chief Financial Officer and Corporate Secretary of United Business Bank (formerly known as Bay Commercial Bank) since inception in 2004 and is presently also the Bank’s Chief Administrative Officer. Ms. Colwell is a member of the executive management team and is responsible for all aspects of accounting and finance functions including financial reporting, asset liability management, and budget and financial planning. She also oversees the Bank’s risk management process. She has over 28 years in banking and finance. Prior to joining the Bank, Ms. Colwell was employed by The San Francisco Company and Bank of San Francisco, where she served as the Executive Vice President and Chief Financial Officer from 1996 through the sale of the company in 2001. Ms. Colwell served as the Vice President/Senior Financial Management of First Nationwide Bank from 1988 – 1992. Prior to joining First Nationwide Bank, Ms. Colwell was the Vice President and Controller at Independence Savings and Loan Association. Colwell worked in public accounting after graduating from college. She obtained her Certified Public Accountant license in 1984. Ms. Colwell holds a B.S. degree from California State University, Chico.

Mary Therese (Terry) Curley:  Ms. Curley, age 63, joined the Bank as Executive Vice President, Director of Labor Service Division in April 2017, in connection with our acquisition of First ULB Corp and its wholly owned subsidiary, United Business Bank, FSB. At the prior bank, Ms. Curley served as EVP/ Chief Credit Officer (2012 – 2017), SVP/Credit Administrator (2009 – 2012), Credit Card Administrator (2008 – 2009), SVP/Regional Sales Manager (2005 – 2009), VP/Branch Manager (2000 – 2005) and Business Development Officer (1995 – 2000). In 1992, Ms. Curley received a B.A. in Political, Legal and Economic Analysis from Mills College, Oakland, in California. In 2005, she earned a graduate certificate from the Pacific Coast Banking School at University of Washington, Seattle.

David Funkhouser:  Mr. Funkhouser, age 65, has been serving the Bank in the capacity of Executive Vice President and Chief Credit Officer since June 2015. He has over 30 years of experience in banking. Mr. Funkhouser is responsible for the overall management of the Bank’s credit quality including oversight of the Credit Administration Department, the underwriting and loan review analysis processes, all functions that provide lending support, direction, credit information, and loan policies, procedures and processes to ensure the overall quality of the Bank’s loan portfolio. Prior to joining the Bank, Mr. Funkhouser was a banking consultant (DJF Consulting LLC) from April 2014 – June 2015 and served as President and CEO at Trans Pacific National Bank from July 2010 – March 2014. Mr. Funkhouser holds a B.A. degree from California State University, San Jose and earned a graduate certificate from the Pacific Coast Banking School at University of Washington, Seattle.

Rick Pak:  Mr. Pak, age 50, has been in the banking industry for over 30 years and has served the Bank as its Executive Vice President and Chief Lending Officer since January 2019. He joined the Bank in September 2016 as Senior Vice President and SBA Manager and was promoted to Executive Vice President and Chief Lending Officer in January 2019. As a member of the executive management team, he is responsible for overall organic loan growth in Commercial Real Estate, Commercial and Industrial lending, United States Department of Agriculture (“USDA”) and various government guaranteed programs including the SBA 7(a), SBA 504, Agricultural and Northern California FDC program. He has worked in many aspects of banking including retail management, consumer mortgage, commercial middle market, and government guaranteed programs. He has also worked at financial institutions of distinct sizes, including Wells Fargo, Bank of America, Citibank, Bank of the West, credit unions, and community banks that served the SBA community including Open Bank, Wilshire State Bank and Nara Bank. Mr. Pak holds a B.A. degree from Bethany University, Scotts Valley and earned a graduate certificate from the Pacific Coast Banking School at University of Washington, Seattle.

Izabella L. Zhu:  Ms. Zhu, age 42, joined the Bank as Chief Risk Officer and a member of the executive management team in September 2013. Ms. Zhu is responsible for enabling effective and efficient risk governance with forward looking enterprise risk management approaches as the Bank pursues growth strategies while maintaining safety and soundness. She also oversees regulatory relations, internal audit, and community development. Prior to joining the Bank, Ms. Zhu was a Senior Financial Institutions Examiner and a founding and inaugural member of the Examiner Council at the California Department of Business Oversight. She has served as Examiner-in-Charge of various large banks, troubled financial institutions, and trust departments. Prior to that, Ms. Zhu was a financial advisor at Morgan Stanley. Ms. Zhu earned a Master’s degree in Public Administration in International Development from the Kennedy School at Harvard University and a Bachelor’s degree in International Economics from Peking University. Ms. Zhu is also a Certified Fiduciary Investment Risk Specialist, and certified in Risk and Information Systems Control by ISACA.

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

Risks Related to Macroeconomic Conditions

The COVID-19 pandemic has adversely impacted our ability to conduct business and is expected to adversely impact our financial results and those of our customers. The ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The worldwide COVID-19 pandemic has caused major economic disruption and volatility in the financial markets both in the United States and globally and has negatively affected our operations and the banking and financial services we provide our customers. In our market areas, stay-at-home orders, social distancing and travel restrictions, and similar orders imposed across the United States to restrict the spread of COVID-19, resulted in significant business and operational disruptions, including business closures, supply chain disruptions, and significant layoffs and furloughs. While the stay-at-home orders have terminated or been phased-out along with reopening of businesses in certain markets, many localities in the western states in which we operate still apply capacity restrictions and health and safety recommendations that encourage continued social distancing and working remotely, limiting the ability of businesses to return to pre-pandemic levels of activity. As an essential business, we continue to provide banking and financial services to our customers at our branch locations. All of our branches are open and we continue to remain flexible as to branch operations based on the guidance provided for the communities in which we operate. In addition, we continue to provide access to banking and financial services through online banking, ATMs and by telephone. To further the well-being of staff and customers, we have implemented measures to allow employees to work from home to the extent practicable. Despite these efforts, if the COVID-19 pandemic worsens it could limit, or disrupt, our ability to provide banking and financial services to our customers.

Many of our employees continue to work remotely where feasible to enable us to continue to provide banking services to our clients. Heightened cybersecurity, information security and operational risks may result from these remote work-from-home arrangements. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of the COVID-19 pandemic. We also rely upon our third-party vendors to conduct business and to process, record and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our clients. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.

To date, the COVID-19 pandemic has resulted in declines in loan demand and loan originations other than through government sponsored programs such as the PPP and has impacted both deposit availability and market interest rates and negatively impacted many of our business and consumer borrowers’ ability to make their loan payments. Because the length of the pandemic and the efficacy of the extraordinary measures being put in place to address the economic consequences are unknown, including a continued low targeted federal funds rate, until the pandemic subsides, we expect our net interest income and net interest margin will continue to be adversely affected.

The impact of the pandemic is expected to continue to adversely affect us during 2021 as the ability of many of our borrowers to make loan payments has been significantly affected. Many of our borrowers have become unemployed or may face unemployment, and certain businesses are at risk of insolvency as their revenues decline precipitously, especially in businesses related to travel, hospitality, leisure and physical personal services. Loans that were downgraded as a result of the COVID-19 pandemic which remain downgraded at December 31, 2020 totaled $103.3 million. Businesses may ultimately not reopen as there is a significant level of uncertainty regarding the level of economic activity that will return to our markets over time, the impact of governmental assistance, the speed of economic recovery, the resurgence of COVID-19 in subsequent seasons and changes to demographic and social norms that will take place. Consistent with guidance provided by banking regulators, we have modified loans by providing various loan payment deferral options to our borrowers affected by the COVID-19 pandemic. Notwithstanding these modifications, these borrowers may not be able to resume making full payments on their loans once the COVID-19 pandemic is resolved.

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

The ultimate impact of the COVID-19 pandemic on our business, results of operations and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic, including recent vaccination efforts. Even after the COVID-19 pandemic subsides, the U.S. economy may experience a recession, and we anticipate our business would be materially and adversely affected by a prolonged recession. To the extent the COVID-19 pandemic adversely affects our business, financial condition, liquidity or results of operations it may also have the effect of heightening many of the other risk factors described in this section.

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

Deteriorations in economic conditions in the market areas we serve, in particular the San Francisco Bay Area, Denver, Colorado, Seattle, Washington, and Central New Mexico and the agricultural region of the California Central Valley, could result in the following consequences, any of which could have a material adverse effect on our business, financial condition and results of operations:

●	demand for our products and services may decline;
●	loan delinquencies, problem assets and foreclosures may increase;
●	collateral for loans, especially real estate, may decline in value, in turn reducing clients’ borrowing power, reducing the value of assets and collateral associated with existing loans;
●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and

●	the amount of our low-cost or noninterest bearing deposits may decrease.

A decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse. Many of the loans in our portfolio are secured by real estate or fixtures attached to real estate. At December 31, 2020, approximately 80.9% of total loans was comprised of loans with real estate as a primary or secondary component of collateral. Deterioration in the real estate markets where collateral for a mortgage loan is located could negatively affect the borrower’s ability to repay the loan and the value of the collateral securing the loan. Real estate values are affected by various other factors, including changes in general or regional economic conditions, governmental rules or policies, and natural disasters such as earthquakes, floods, fires and mudslides. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values, our financial condition and profitability could be adversely affected.

Risks Related to our Lending Activities

Many of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.

At December 31, 2020, we had $1.5 billion of commercial loans, consisting of $1.2 billion of commercial real estate and construction and land loans, representing 70.9% of total loans, and $310.0 million of commercial and industrial loans, representing 18.8% of total loans and for which real estate is not the primary source of collateral. The $1.1 billion of commercial real estate loans includes $241.4 million of multifamily loans and $22.7 million of commercial construction and land loans. The $310.0 million of commercial and industrial loans include $135.6 million of PPP loans originated in 2020.

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

Construction and land development loans totaled $22.7 million, or 1.4% of total loans as of December 31, 2020, of which $14.1 million were commercial real estate construction loans and $8.6 million were residential real estate construction loans. These loans involve additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to accurately evaluate the total funds required to complete a project and the related loan-to-value ratio. Higher than anticipated building costs may cause actual results to vary significantly from those estimated. For these reasons, this type of lending also typically involves higher loan principal amounts and may be concentrated with a small number of builders. A downturn in the commercial real estate market could increase delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Some of the builders we deal with have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss. In addition, during the term of some of our construction loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated, or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. In addition, construction loans involve additional cost as a result of the need to actively monitor the building process, including cost comparisons and on-site inspections.

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

At December 31, 2020, $149.1 million, or 9.1% of total loans, was secured by first liens on one-to-four family residential loans. In addition, at December 31, 2020, our home equity loans and lines of credit totaled $15.6 million. A portion of our one-to-four family residential real estate loan portfolio consists of jumbo loans that do not conform to secondary market mortgage requirements, and therefore are not immediately sellable to Fannie Mae or Freddie Mac, because such loans exceed the maximum balance allowable for sale (generally $424,100 – $625,500 for single family homes in our markets, depending on the area). Jumbo one-to-four family residential loans may expose us to increased risk because of their larger balances and because they cannot be immediately sold to government sponsored enterprises.

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

At December 31, 2020, agricultural loans, including agricultural real estate and operating loans, were $21.4 million, or 1.3% of total loans. Agricultural lending involves a greater degree of risk and typically involves higher principal amounts than other types of loans. Repayment is dependent upon the successful operation of the business, which is greatly dependent on many things outside the control of either us or the borrowers. These factors include adverse weather conditions that prevent the planting of a crops or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies, tariffs and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. Consequently, agricultural loans may involve a greater degree of risk than other types of loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment (some of which is highly specialized with a limited or no market for resale), or assets such as livestock or crops. In such cases, any repossessed collateral for a defaulted agricultural operating loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation or because the assessed value of the collateral exceeds the eventual realization value.

Loans originated under the SBA Paycheck Protection Program subject us to credit, forgiveness and guarantee risk.

As of December 31, 2020, we hold and service a portfolio of 1,330 loans originated under the PPP with a balance of $136.5 million. The PPP loans are subject to the provisions of the CARES Act and CAA, 2021 and to complex and evolving rules and guidance issued by the SBA and other government agencies. We expect that the great majority of our PPP borrowers will seek full or partial forgiveness of their loan obligations. We have credit risk on PPP loans if the SBA determines that there is a deficiency in the manner in which we originated, funded or serviced loans, including any issue with the eligibility of a borrower to receive a PPP loan. We could face additional risks in our administrative capabilities to service our PPP loans, and risk with respect to the determination of loan forgiveness, depending on the final procedures for determining loan forgiveness. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which we originated, funded or serviced a PPP loan, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if the SBA has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

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

Historically, we have sold the guaranteed portion of our SBA 7(a) loans in the secondary market. These sales have resulted in gains or premiums on the sale of the loans and have created a stream of future servicing income. For the year ending December 31, 2020, we sold a total of $24.0 million in SBA loans (guaranteed portion) for a net gain of $1.8 million. There can be no assurance that we will be able to continue originating these loans, that a secondary market will exist or that we will continue to realize premiums upon the sale of the guaranteed portion of these loans. When we sell the guaranteed portion of our SBA 7(a) loans, we incur credit risk on the retained, non-guaranteed portion of the loans.

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

To meet our growth objectives, we may originate or purchase loans outside of our market area which could affect the level of our net interest margin and nonperforming loans.

In order to achieve our desired loan portfolio growth, we anticipate that we may, from time to time, opportunistically originate or purchase loans outside of our market area either individually, through participations, or in bulk or “pools.” In the past, we have also originated loans outside of our market areas as an accommodation to current clients and acquired loans outside of our market areas through our acquisitions of other financial institutions. We will perform certain due diligence procedures and may re- underwrite these loans to our underwriting standards prior to purchase, and anticipate acquiring loans subject to customary limited indemnities; however, we may be exposed to a greater risk of loss as we acquire loans of a type or in geographic areas where management may not have substantial prior experience and which may be more difficult for us to monitor. Further, when determining the purchase price, we are willing to pay to acquire loans, management will make certain assumptions about, among other things, how borrowers will prepay their loans, the real estate market and our ability to collect loans successfully and, if necessary, to dispose of any real estate that may be acquired through foreclosure. To the extent that our underlying assumptions prove to be inaccurate or the basis for those assumptions change (such as an unanticipated decline in the real estate market), the purchase price paid may prove to have been excessive, resulting in a lower yield or a loss of some or all of the loan principal. For example, if we purchase “pools” of loans at a premium and some of the loans are prepaid before we anticipate, we will earn less interest income on the acquired loans than expected. Our success in increasing our loan portfolio through loan purchases will depend on our ability to price the loans properly and on general economic conditions in the geographic areas where the underlying properties or collateral for the loans acquired are located. Inaccurate estimates or declines in economic conditions or real estate values in the markets where we purchase loans could significantly adversely affect the level of our nonperforming loans and our results of operations.

Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.

Our business depends on the creditworthiness of our customers. As with most financial institutions, we maintain an allowance for loan losses to reflect potential defaults and nonperformance, which represents management's best estimate of probable loans losses inherent in the loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review loans and our historical loss and delinquency experience and evaluate economic conditions. Management also recognizes that significant new growth in loan portfolios, new loan products, and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner and will increase the risk that our allowance may be insufficient to absorb losses without significant additional provisions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover actual losses, resulting in additional provisions for loan losses to replenish the allowance for loan losses. Deterioration in economic conditions, new information regarding existing loans, identification of additional problem loans or relationships, and other factors, both within and outside of our control, may increase our loan charge-offs and/or otherwise require an increase in our provision for loan losses. The acquisition method of accounting requires that acquired loans are initially recorded at fair value at the time of acquisition, and therefore no corresponding allowance for loan losses is recorded for these loans at acquisition because credit quality, among other elements, was considered in the determination of fair value. To the extent that our estimates of fair value are too high, we will incur impairment losses associated with the acquired loans.

In addition, the FASB has adopted a new accounting standard referred to as Current Expected Credit Loss, or CECL, which will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for credit losses only when they have been incurred and are probable, which may require us to increase our allowance for loan losses and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses. This accounting pronouncement is expected to be applicable to us for our first fiscal year after December 15, 2022. We are evaluating the impact the CECL accounting model will have on our accounting but expect to recognize a onetime cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations. The federal banking regulators, including the Federal Reserve and the FDIC, have adopted a rule that gives a banking organization the option to phase in over a three- year period the day-one adverse effects of CECL on its regulatory capital.

Risks Related to Market and Interest Rate Changes

Our profitability is vulnerable to interest rate fluctuations.Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. In response to the COVID-19 pandemic the Federal Reserve reduced the targeted federal funds rate 150 basis points to a range of 0.00% to 0.25%. The reduction in the targeted federal funds rate has resulted in a decline in overall interest rates which has negatively impacted our net interest income. If the Federal Reserve continues to hold the targeted federal funds rates at the current level, overall interest rates will likely decline, which may additionally negatively impact our net interest income. Future increases in the targeted federal funds rate, may negatively impact both the housing markets by reducing refinancing activity and new home purchases and the U.S. economy. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans, which could negatively affect our financial performance.

We principally manage interest rate risk by managing volume and mix of our earning assets and funding liabilities. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but could also affect (i) our ability to originate and/or sell loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, which could negatively impact shareholders’ equity, and our ability to realize gains from the sale of such assets, (iii) our ability to obtain and retain deposits in competition with other available investment alternatives, (iv) the ability of our borrowers to repay adjustable or variable rate loans, and (v) the average duration of our investment securities portfolio and other interest-earning assets. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially affected.

A sustained increase in market interest rates could adversely affect our earnings. A significant portion of our loans have fixed interest rates and longer terms than our deposits and borrowings. As is the case with many banks our emphasis on increasing core deposits has resulted in an increasing percentage of our deposits being comprised of certificates of deposit and other deposits yielding no or a relatively low interest rate, having a shorter duration than our assets. At December 31, 2020, we had $193.4 million in certificates of deposit that mature within one year and $1.6 billion in noninterest bearing checking, NOW checking, savings and money market accounts. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. Our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans and other investments.

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

Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by, or other adverse events affecting, the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material effect on our business, financial condition and results of operations. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security to assess the probability of receiving all contractual principal and interest payments on the security. There can be no assurance that the declines in market value will not result in other-than-temporary impairments of these assets and lead to accounting charges that could have a material adverse effect on our net income and capital levels. For the year ended December 31, 2020, we did not incur any other-than-temporary impairments on our securities portfolio.

Risks Related to our Merger and Acquisition Strategy

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

Our pursuit of acquisitions may disrupt our business, and any equity that we issue as merger consideration may have the effect of diluting the value of your investment. Additionally, any future acquisition may not produce the revenue, earnings or synergies that we anticipated. Our acquisition activities strategy involves a number of significant risks, including the following:

•incurring time and expense associated with identifying, evaluating and negotiating potential acquisitions which could divert management’s attention from the operation of our existing business;

•using inaccurate estimates and judgments to evaluate credit, operations, management, and market risks with respect to the target company or the assets and liabilities that we seek to acquire;

•exposure to potential asset quality and credit quality;

•higher than expected deposit attrition;

•potential exposure to unknown or contingent liabilities of banks and businesses we acquire, including, without limitation, liabilities for regulatory and compliance issues;

•inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and other projected benefits of the acquisition;

•incurring time and expense required to integrate the operations and personnel of the combined businesses;

•inconsistencies in standards, procedures, and policies that would adversely affect our ability to maintain relationships with clients and employees;

•experiencing higher operating expenses relative to operating income from the new operations;

•creating an adverse short-term effect on our results of operations;

•significant problems relating to the conversion of the financial and client data of the entity;

•integration of acquired clients into our financial and client product systems;

•borrowing funds to finance acquisitions or pursuing other forms of financing, such as issuing voting and/or non-voting common stock or convertible preferred stock, which may have high dividend rights or may be highly dilutive to our existing shareholders, may increase our leverage and diminish our liquidity; and

•risks of impairment to goodwill which would require a charge to earnings.

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

Risks Related to Accounting Matters

We may experience future goodwill impairment, which could reduce our earnings.

We performed our test for goodwill impairment at December 31, 2020 and the test concluded that recorded goodwill was not impaired. Our test of goodwill for potential impairment is based on a qualitative assessment by management that takes into consideration macroeconomic conditions, industry and market conditions, cost or margin factors, financial performance and share price. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. If our judgment was incorrect, or if events or circumstances change, and an impairment of goodwill was deemed to exist, we would be required to write down our goodwill resulting in a charge against operations, which would adversely affect our results of operations, perhaps materially; however, it would have no impact on our liquidity, operations, or regulatory capital.

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

Risks Related to Cybersecurity, Third Parties and Technology

We are subject to certain risks in connection with our use of technology.

Our security measures may not be sufficient to mitigate the risk of a cyber-attack. Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger, and virtually all other aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks may be vulnerable to breaches, fraudulent or unauthorized access, denial or degradation of service, attacks, misuse, computer viruses, malware, or other malicious code and cyber-attacks that could have a security impact. If one or more of these events occur, this could jeopardize our or our customers’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. We could also suffer significant reputational damage.

Security breaches in our internet banking activities could further expose us to possible liability and damage our reputation. Increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third party technologies (including browsers and operating systems), or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions, and to protect data about us, our clients, and underlying transactions. Any compromise of our security could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. Although we have developed and continue to invest in systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, these precautions may not protect our systems from compromises or breaches of our security measures, and could result in losses to us or our customers, our loss of business and/or customers, damage to our reputation, the incurrence of additional expenses, disruption to our business, our inability to grow our online services, or other businesses, additional regulatory scrutiny or penalties, or our exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

We cannot assure you that such breaches, failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. We may not be insured against all types of losses as a result of third-party failures and insurance coverage may be inadequate to cover all losses resulting from breaches, system failures, or other disruptions. If any of our third-party service providers experience financial, operational, or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to identify alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Further, the occurrence of any systems failure or interruption could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.

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

As a bank, we are susceptible to fraudulent activity, information security breaches and cybersecurity related incidents that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Nationally, reported incidents of fraud and other financial crimes have increased. We are not aware that we have experienced any material misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information as a result of a cyber-security breach or other act, however, some of our clients may have been affected by these breaches, which could increase their risks of identity theft, credit card fraud and other fraudulent activity that could involve their accounts with us. While we have policies and procedures designed to prevent such losses, there can be no assurance that such losses will not occur.

Risk Related to Regulatory and Compliance Matters

The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.

The FDIC, the Federal Reserve and the OCC have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending, should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors

(i) total reported loans for construction, land development and other land represent 100.0% or more of total capital, or (ii) total reported commercial real estate loans (as defined in the guidance) represent 300.0% or more of total capital. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. We have concluded that we have a concentration in commercial real estate lending under the foregoing standards because our balance in commercial real estate loans at December 31, 2020 represents more than 300.0% of total capital. Owner-occupied commercial real estate totaled 163.1% of total capital, while non-owner occupied commercial real estate totals an additional 304.0% of total capital. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations that could increase our costs of operations.

The banking industry is extensively regulated. Federal banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a company’s shareholders. These regulations may sometimes impose significant limitations on our operations. The significant federal and state banking regulations that affect us are described in this report under the heading “Item 1. Business — Supervision and Regulation”. These regulations, along with the currently existing tax, accounting, securities, insurance, privacy and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Any new regulation or legislation, or change in existing regulation or oversight, whether a change in regulatory policy or a change in a regulator’s interpretation of a law or regulation, could have a material impact on our operations, increase our costs of regulatory compliance and of doing business and adversely affect our profitability. For example, changes in consumer privacy laws, such as the recently enacted CCPA and CPRA in California, or any non-compliance with such laws, could adversely affect our business, financial condition and results of operations. See “Item 1. Business—Supervision and Regulation—Privacy Standards” for additional information on the CCPA and the CPRA. Compliance with the CCPA, the CPRA and other state statutes or regulations designed to protect consumer personal data could potentially require us to implement substantive technology infrastructure and process changes. Non-compliance with the CCPA, the CPRA or similar laws and regulations could lead to substantial regulatory imposed fines and penalties, damages from private causes of action and/or reputational harm.

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions and limit our ability to get regulatory approval of acquisitions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions and limit our ability to get regulatory approval of acquisitions. Recently several banking institutions have received large fines for non- compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include the denial of regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Risks Related to Our Business and Industry Generally

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

We also could be adversely affected to the extent such an agreement is not renewed by the third-party vendor or is renewed on terms less favorable to us. Additionally, the bank regulatory agencies expect financial institutions to be responsible for all aspects of our vendors’ performance, including aspects which they delegate to third parties. Disruptions or failures in the physical infrastructure or operating systems that support our business and clients, or cyber-attacks or security breaches of the networks, systems or devices that our clients use to access our products and services could result in client attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.

Uncertainty relating to the London Interbank Offered Rate ("LIBOR") calculation process and potential phasing out of LIBOR may adversely affect our results of operations.

We have certain loans and investment securities, indexed to LIBOR to calculate the interest rate. The continued availability of the LIBOR index is not guaranteed after 2021. We cannot predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR (with the exception of overnight repurchase agreements, which are expected to be based on the Secured Overnight Financing Rate, or SOFR) and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, subordinated debentures, or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally. SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR remains uncertain at this time. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and to a lesser extent, securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers or our existing borrowings, we may incur significant expenses in effecting the transition, and may be subject to disputes or litigation with customers and creditors over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations.

Ineffective liquidity management could adversely affect our financial results and condition.

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

As of December 31, 2020, our ten largest non-brokered depositors accounted for $170.1 million in deposits, or approximately 9.3% of total deposits. Several of our large depositors are affiliated locals of labor unions or have business, family, or other relationships with each other, which creates a risk that any one client’s withdrawal of its deposit could lead to a loss of other deposits from clients within the relationship. At December 31, 2020, $605.8 million, or 33.0%, of our total deposits were comprised of deposits from labor unions, representing 122 different local unions with an average deposit balance per local union of approximately $828,000. At December 31, 2020, two labor unions had aggregate deposits of $10.0 million or more, totaling $25.4 million, or 1.4% of our total deposits.

Given our use of these high average balance deposits as a source of funds, the inability to retain these funds could have an adverse effect on our liquidity. In addition, these deposits are primarily demand deposit accounts or short-term deposits and therefore may be more sensitive to changes in interest rates. If we are forced to pay higher rates on these deposits to retain the funds, or if we are unable to retain the funds and are forced to turn to borrowing and other funding sources for our lending and investment activities, the interest expense associated with such borrowings may be higher than the rates we are paying on these deposits, which could adversely affect our net margin and net income. We may also be forced, as a result of any material withdrawal of deposits, to rely more heavily on other, potentially more expensive and less stable funding sources. Consequently, the occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

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

The Company is a legal entity separate and distinct from the Bank. A substantial portion of our cash flow, including cash flow to pay principal and interest on any debt we may incur, including the Notes, comes from dividends the Company receives from the Bank. Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to the Company. Because our ability to receive dividends or loans from the Bank is restricted, our ability to pay dividends to our shareholders may also be restricted. As of December 31, 2020, the Bank did not have the capacity to pay the Company a dividend without the need to obtain prior regulatory approval. Also, the Company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Bank is unable to pay dividends to us, we may not be able to service any debt we may incur, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located at 500 Ygnacio Valley Road, Suite 200, Walnut Creek, California 94596. Including our principal executive offices, we operate a total of 34 full-service banking branches consisting of branch offices in Northern and Southern California; Denver, Colorado and Custer, Delta, and Grand counties, Colorado;

Seattle, Washington and Central New Mexico at December 31, 2020. We currently own 15 of our banking branches and lease the remaining 19 branches, which leases expire on various dates through 2030. At December 31, 2020, all of our leases have an option to renew with renewal periods between three and 12 years. Many of our branches are equipped with automated teller machines and drive through facilities. We believe all of our facilities are suitable for our operational needs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General.  Our common stock, since May 4, 2018, is listed on the NASDAQ Global Select Market under the symbol “BCML”. At December 31, 2020, we had approximately 833 shareholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 11,295,397 outstanding shares of common stock.

Stock Repurchases.  The Company’s Board of Directors approved its third stock repurchase program in October 2020 pursuant to which the Company may repurchase up to five percent of the Company’s common stock, or approximately 590,000 shares (in addition to the remaining 31,984 shares available for repurchase under the Company’s prior stock repurchase program at that date). The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares. The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended December 31, 2020:

			Total number of shares	Maximum number of
			purchased as part of	shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
	shares purchased	paid per share	plans or programs	plans or programs

October 1, 2020 - October 31, 2020	72,693	$11.25	72,693	549,291
November 1, 2020 - November 30, 2020	242,634	13.82	242,634	306,657
December 1, 2020 - December 31, 2020	222,391	15.03	222,391	84,266
	537,718	$13.97	537,718	84,266

During the year ended December 31, 2020, the Company purchased a total of 1,276,869 shares of the Company’s common stock at an average price of $14.30 per share, compared to 493,787 shares at an average price of $22.26 during the year ended December 31, 2019. At December 31, 2020, 84,266 shares remain available for future purchases under the current stock repurchase plan.

On February 22, 2021, the Company’s board of directors approved its fourth stock repurchase program for the repurchase of up to 560,000 shares of its common stock, or approximately 5% of its outstanding shares, over a one-year period through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934.

Equity Compensation Plan Information.  The equity compensation plan information presented under subparagraph (d) in Part III, Item 11 of this report is incorporated herein by reference.

Performance Graph.  The performance graph below compares the Company’s cumulative shareholder return on its common stock since December 31, 2015, to the cumulative total return of the NASDAQ Composite Index and the SNL U.S. Bank NASDAQ Index for the period indicated. The information presented below assumes $100 was invested on December 31, 2015, in the Company’s common stock and in each of the indices and assumes the reinvestment of all dividends. Historical stock price performance is not necessarily indicative of future stock price performance. Total return assumes the reinvestment of all dividends and that the value of common stock and each index was $100 on December 31, 2015.

Source: S&P Global Market Intelligence© 2019
Index Values	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20

BayCom Corp	100.00	112.15	146.79	174.26	171.62	114.49
NASDAQ Composite Index	100.00	108.87	141.13	137.12	187.44	271.64
SNL U.S. Bank NASDAQ Index	100.00	138.65	145.97	123.04	154.47	132.56

Item 6. Selected Financial Data

The following condensed consolidated statements of financial condition and operations and selected performance ratios, as of and for the five years ended December 31, 2020, have been derived from our audited consolidated financial statements. The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statement and Supplementary Data” of this report.

	At December 31,
	2020	2019	2018	2017	2016

Selected Financial Condition Data:	(Dollars in thousands)
Total assets	$2,195,666	$1,994,177	$1,478,395	$1,245,794	$675,299
Cash and due from banks	299,329	295,382	323,581	251,596	130,213
Investments, available for sale	115,590	119,889	99,796	40,505	13,918
FHLB and FRB stock, at cost	15,342	13,905	9,243	7,759	3,923
Loans receivable, net	1,625,812	1,450,229	970,189	886,864	504,264
Total liabilities	1,943,075	1,739,957	1,277,642	1,127,159	597,236
Deposits	1,838,397	1,701,183	1,257,768	1,104,305	590,759
Borrowings	76,694	8,242	8,161	11,387	—
Total equity	252,591	254,220	200,753	118,635	78,063

	For the Years ended December 31,
	2020	2019	2018	2017	2016

Selected Operating Data:	(Dollars in thousands, except for per share data)
Interest and dividend income	$87,192	$76,544	$56,860	$44,253	$29,625
Interest expense	8,899	8,732	4,942	4,312	3,074
Net interest income before provision for loan loss	78,293	67,812	51,918	39,941	26,551
Provision for loan losses	10,320	2,224	1,842	462	598
Net interest income after provision for loan loss	67,973	65,588	50,076	39,479	25,953
Noninterest income	8,775	9,569	7,082	4,794	1,358
Noninterest expense	58,519	51,466	36,669	30,124	16,963
Income before provision for income tax	18,229	23,691	20,489	14,149	10,348
Provision for income tax	4,503	6,373	5,996	8,889	4,436
Net income	$13,726	$17,318	$14,493	$5,260	$5,912
Per Share Data:
Shares outstanding at end of period	11,295,397	12,444,632	10,869,275	7,496,995	5,472,426
Average diluted shares outstanding	11,965,245	11,759,334	9,692,009	6,520,230	5,449,998
Diluted earnings per share	$1.15	$1.47	$1.50	$0.81	$1.09
Book value per share	22.36	20.43	18.47	15.82	14.26
Tangible book value per share (1)	18.19	16.84	16.46	13.81	14.12
Dividends paid during period	—	—	—	—	—
(1)	Tangible book value per share using outstanding common shares excludes goodwill and intangible assets. This ratio represents a non-GAAP financial measure. See non-GAAP financial measures below.

	At and for the Years Ended December 31,
	2020	2019	2018	2017	2016

	(In thousands, except for per share data)
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.84%	1.01%	1.10%	0.51%	0.91%
Return on average equity	7.15	7.53	8.48	5.28	7.87
Yield on earning assets	4.27	4.77	4.54	4.59	4.74
Rate paid on average interest bearing liabilities	0.73	0.90	0.62	0.65	0.73
Interest rate spread (1)	3.54	3.87	3.92	3.94	4.01
Net interest margin (2)	3.84	4.22	4.15	4.14	4.25
Dividend payout ratio	—	—	—	—	—
Noninterest expense to average assets	2.67	2.58	2.78	2.93	2.61
Average interest earning assets to average interest bearing liabilities	167.00	166.18	157.80	144.87	149.24
Efficiency ratio (3)	67.21	66.51	62.15	67.34	60.78
Capital Ratios (4):
Tier 1 leverage ratio – Bank	10.18%	10.98%	10.80%	8.92%	10.59%
Common equity tier 1 – Bank	14.22	14.23	14.63	12.43	13.43
Tier 1 capital ratio – Bank	14.22	14.23	14.63	12.43	13.43
Total capital ratio – Bank	15.36	14.75	15.17	12.94	14.18
Equity to total assets at end of period	11.50	12.75	13.58	14.68	11.56
Asset Quality Ratios:
Nonperforming assets to total assets (5)	0.41%	0.37%	0.27%	0.01%	0.28%
Nonperforming loans to total loans (6)	0.53	0.47	0.32	0.02	0.22
Allowance for loan losses to nonperforming loans	202.22	108.16	164.32	2354.75	343.18
Allowance for loan losses to total loans	1.06	0.51	0.53	0.47	0.74
Classified assets (graded substandard and doubtful)	$13,094	$12,297	$7,801	$7,017	$7,602
Total accruing loans 30-89 days past due	734	11,787	2,707	1,894	625
Total loans 90 days past due and still accruing	233	250	—	—	230
PPP loans to total loans (7)	8.23%	—	—	—	—
Loans with COVID-19 related payment modifications to total loans (7)	4.05	—	—	—	—
Other Data:
Number of full-service offices	34	32	22	19	10
Number of full-time equivalent employees	315	304	214	158	110

(1)   Interest rate spread is calculated as the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.

(2)   Net interest margin is calculated as net interest income divided by total average earning assets.

(3)   Total noninterest expense as percentage of net interest income and total noninterest income.

(4)   Capital ratios are for United Business Bank only.

(5)   Nonperforming assets consist of nonaccrual loans, loans 90 days past due and still accruing, and real estate owned.

(6)  Nonperforming loans consist of nonaccrual loans and loans 90 days past due and still accruing.

(7)	These ratios represent a non-GAAP financial measure. See non-GAAP financial measures below.

Non-GAAP Financial Measures

In addition to results presented in accordance with generally accepted accounting principles utilized in the United States (“GAAP”), this Form 10-K contains the tangible book value per share; allowance for loan losses as a percentage of total loans excluding PCI, acquired and PPP loans; and loans with COVID-19 related payment modifications to total loans, all non-GAAP financial measure. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Further, these non-GAAP financial measure should not be considered in isolation or as a substitute for the comparable financial measures determined in accordance with GAAP and may not be comparable to a similarly titled measure reported by other companies.

Tangible common shareholders’ equity is calculated by excluding intangible assets from shareholders’ equity. For this financial measure, the Company’s intangible assets are goodwill and core deposit intangibles. Tangible book value per share is calculated by dividing tangible common shareholders’ equity by the number of common shares outstanding at the end of the period. The Company believes that this measure is consistent with the capital treatment by our bank regulatory agencies, which excludes intangible assets from the calculation of risk-based capital ratios and presents this measure to facilitate comparison of the quality and composition of the Company’s capital over time and in comparison to its competitors. The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and compares book value per common share to tangible book value per common share (dollars in thousands, except per share data).

	Years ended December 31,
Tangible Book Value	2020	2019	2018	2017	2016
Total common shareholders’ equity	$252,591	$254,220	$200,753	$118,635	$78,063
Less:
Core deposit intangibles	(8,302)	(9,185)	(7,205)	(4,772)	(802)
Goodwill	(38,838)	(35,466)	(14,594)	(10,365)	—
Tangible common shareholders’ equity	$205,451	$209,569	$178,953	$103,498	$77,261
Common shares outstanding	11,295,397	12,444,632	10,869,275	7,496,995	5,472,426
Book value per common share (GAAP)	$22.36	$20.43	$18.47	$15.82	$14.26
Tangible book value per common share (non GAAP)	18.19	16.84	16.46	13.81	14.12

Management believes that presenting allowance for loan losses as a percentage of total loans excluding PCI, acquired loans and PPP loans is useful in assessing the credit quality of the Company’s core portfolio. The following table presents, as of the dates set forth below, the allowance for loan losses as a percentage of total loans, excluding PCI loans, acquired loans, and excluding the combination of acquired loans and PPP loans (dollars in thousands).

	Years ended December 31,
Allowance for loan losses excluding acquired loans and PPP loans	2020	2019
Allowance for loan losses (GAAP)	$(17,500)	$(7,400)

Total loans (GAAP)	1,647,159	1,458,080
Exclude PCI loans	15,610	17,332
Adjusted total loans excluding PCI loans (non-GAAP)	$1,631,549	$1,440,748

Total loans (GAAP)	$1,647,159	$1,458,080
Exclude acquired loans	164,029	590,971
Adjusted total loans excluding acquired loans (non-GAAP)	$1,483,130	$867,109
Exclude PPP loans	135,635	—
Adjusted total loans excluding acquired loans and PPP loans (non-GAAP)	$1,347,495	$867,109

Allowance for loan losses as a percentage of total loans (GAAP)	1.06%	0.51%
Allowance for loan losses to total loans excluding PCI loans (non-GAAP)	1.07%	0.51%
Allowance for loan losses excluding acquired loans (loans not covered by the allowance) (non-GAAP)	1.18%	0.86%
Allowance for loan losses excluding acquired loans and PPP loans (loans not covered by the allowance) (non-GAAP)	1.30%	0.86%

Management also believes that presenting loans with COVID-19 related payment modifications to total loans provides investors with useful information regarding our loan portfolio as the loans with COVID-19 related payment modifications, which are not required to be classified as TDRs, may carry additional credit risk. The following table presents, as of the dates set forth below, loans with COVID-19 related payment modifications to total loans (dollars in thousands).

	Years ended December 31,
Loans with COVID-19 related payment modifications to total loans	2020	2019
Total loans (GAAP)	$1,647,159	$1,458,080
Total payment relief to borrowers related to COVID-19, beginning balance (Non-GAAP)	—	—
Total payment relief to borrowers related to COVID-19, ending balance (Non-GAAP)	423,185	—
Total payment modifications relief to borrowers related to COVID-19 returned to normal payments (Non-GAAP)	356,465	—
Total loans with COVID-19 related payment modifications (non-GAAP)	66,720	—
Loans with COVID-19 related payment modifications to total loans (Non-GAAP)	4.05%	—%

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

History and Overview

BayCom is a bank holding company headquartered in Walnut Creek, California. The Company’s wholly owned banking subsidiary, United Business Bank, provides a broad range of financial services primarily to businesses and business owners, as well as individuals, through its network of 34 full-service branches, with 16 locations in California, two in Washington, five in New Mexico and 11 in Colorado.

Our principal objective is to continue to increase shareholder value and generate consistent earnings growth by expanding our commercial banking franchise through both strategic acquisitions and organic growth. Since 2010, we have expanded our geographic footprint through nine strategic acquisitions. We believe our strategy of selectively acquiring and integrating community banks has provided us with economies of scale and improved our overall franchise efficiency. We expect to continue to pursue strategic acquisitions and believe our targeted market areas present us with many and varied acquisition opportunities. We are also focused on organic growth, expense management and believe the markets in which we operate currently provide meaningful opportunities to expand our commercial client base and increase our current market share. We believe our geographic footprint, which includes the San Francisco Bay Area and the metropolitan markets of Los Angeles, California, Seattle, Washington, Denver, and Colorado and community markets including Albuquerque, New Mexico, and Custer, Delta and Grand counties, Colorado, provides us with access to low cost, stable core deposits in community markets that we can use to fund commercial loan growth. We strive to provide an enhanced banking experience for our clients by providing them with a comprehensive suite of sophisticated banking products and services tailored to meet their needs, while delivering the high-quality, relationship-based client service of a community bank. At December 31, 2020, the Company, on a consolidated basis, had assets of $2.2 billion, deposits of $1.8 billion and shareholders’ equity of $252.6 million.

We continue to focus on growing our commercial loan portfolios through acquisitions as well as organic growth. At December 31, 2020, we had $1.6 billion in total loans. Of this amount $164.0 million, or 10.1%, consisted of loans we acquired (all of which were recorded to their estimated fair values at the time of acquisition), and $1.5 billion, or 89.9%, consisted of loans we originated.

The profitability of our operations depends primarily on our net interest income after provision for loan losses, which is the difference between interest earned on interest-earning assets and interest paid on interest bearing liabilities less the provision for loan losses. The significant 150 basis point reduction in the targeted federal funds rate during the quarter ended March 31, 2020, resulted in a larger impact to our interest-earning assets than to our interest bearing liabilities, thereby decreasing our net interest margin to 3.84% for the year ended December 31, 2020, as compared to 4.22% for the year ended December 31, 2019. In addition, our net interest margin was adversely impacted by the low loan yields from the PPP loan portfolio. The continuing low interest rate environment is expected to continue to put downward pressure on loan yields and the yields on other floating rate interest earning assets as well. Further, because the length of the COVID-19 pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, until the pandemic subsides the Company expects its net interest income and net interest margin will be adversely affected in 2021 and possibly longer.

The provision for loan losses is dependent on changes in our loan portfolio and management’s assessment of the collectability of our loan portfolio, as well as prevailing economic and market conditions. Our earnings for 2020 reflect the impact of the COVID-19 pandemic resulting in a reduction in business activity or the closing of businesses in all the states the Company operates resulting in a significant increase to our provision for loan losses.

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

Business Strategy

Our strategy is to continue to make strategic acquisitions of financial institutions within the Western United States, grow organically and preserve our strong asset quality through disciplined lending practices. We seek to achieve these results by focusing on the following:

●	Strategic Consolidation of Community Banks. We believe our strategy of selectively acquiring and integrating community banks has provided us with economies of scale and improved our overall franchise efficiency. We expect to continue to pursue strategic acquisitions of financial institutions and believe our target market areas present us with numerous acquisition opportunities as many of these financial institutions will continue to be burdened and challenged by new and more complex banking regulations, resource constraints, competitive limitations, rising technological and other business costs, management succession issues and liquidity concerns. In addition, we believe that the breadth of our operating experience and successful track record of integrating prior acquisitions increases the potential acquisition opportunities available to us. We will continue to employ a disciplined approach to our acquisition strategy and only seek to identify and partner with financial institutions that possess attractive market share, low-cost deposit funding and compelling noninterest income generating businesses. Our disciplined approach to acquisitions, consolidations and integrations, includes the following: (i) selectively acquiring community banking franchises only at appropriate valuations, after taking into account risks that we perceive with respect to the targeted bank; (ii) completing comprehensive due diligence and developing an appropriate plan to address any non-acquired credit problems of the targeted institution; (iii) identifying an achievable cost savings estimate; (iv) executing definitive acquisition agreements that we believe provide adequate protections to us; (v) installing our credit procedures, audit and risk management policies and procedures, and compliance standards upon consummation of the acquisition; (vi) collaborating with the target’s management team to execute on synergies and cost saving opportunities related to the acquisition; and (vii) involving a broader management team across multiple departments in order to help ensure the successful integration of all business functions. We believe this approach allows us to realize the benefits of our acquisition and consolidation strategy. We also expect to continue to manage our branch network in order to ensure effective coverage for clients while minimizing any geographic overlap and driving corporate efficiency.

●	Enhance the Performance of the Banks We Acquire. We strive to successfully integrate the banks we acquire into our existing operational platform and enhance shareholder value through the creation of efficiencies within the combined operations. We seek to realize operating efficiencies from our recently completed acquisitions by utilizing technology to streamline our operations. We continue to centralize the back-office functions of our acquired banks, as well as realize cost savings through the use of third party vendors and technology, in order to take advantage of economies of scale as we continue to grow. We intend to focus on initiatives that we believe will provide opportunities to enhance earnings, including the continued rationalization of our retail banking footprint through the evaluation of possible branch consolidations or opportunities to sell branches.
●	Focus on Lending Growth in Our Metropolitan Markets While Increasing Deposits in Our Community Markets. Our banking footprint has given us experience operating in small communities and large cities. We believe that our presence in smaller communities gives us a relatively stable source of low cost core deposits, while our more metropolitan markets represent strong long term growth opportunities to expand our commercial client base and increase our current market share through organic growth. In acquiring United Business Bank, FSB in 2017, we acquired a large deposit base from the local and regional unionized labor community. As of December 31, 2020, our top ten depositors, which included one labor union and accounted for roughly 9.3% of our deposits. At that date, nearly 36.9% of our deposit base was comprised of noninterest bearing demand deposit accounts, significantly lowering our aggregate cost of funds.
●	Our Team of Seasoned Bankers Represents an Important Driver of our Organic Growth by Expanding Banking Relationships with Current and Potential Clients. We expect to continue to make opportunistic hires of talented and entrepreneurial bankers, to further augment our growth. Our bankers are incentivized to increase the size of their loan and deposit portfolios and generate fee income while maintaining strong credit quality. We also seek to cross sell our various banking products, including our deposit products, to our commercial loan clients, which provides a basis for expanding our banking relationships as well as a stable, low-cost deposit base. We believe we have built a scalable platform that will support our recent growth as well as efficiently and effectively manage our anticipated growth in the future, both organically and through acquisitions. In July 2020, we implemented a new core processing system that will strengthen our control environment, improve the efficiency of our financial systems and enhance our capabilities with regards to future acquisitions.
●	Preserve Our Asset Quality Through Disciplined Lending Practices. Our approach to credit management uses well defined policies and procedures, disciplined underwriting criteria and ongoing risk management. We believe we are a competitive and effective commercial lender, supplementing ongoing and active loan servicing with early stage credit review provided by our bankers. This approach has allowed us to maintain loan growth with a diversified portfolio of assets. We believe our credit culture supports accountability amongst our bankers, who maintain an ability to expand our client base as well as make sound decisions for our Company. As of December 31, 2020, our ratio of nonperforming assets to total assets was 0.41% and our ratio of nonperforming loans to total loans was 0.53%. In the 17 years since our inception, which timeframe includes the recent recession in the U.S. and a global pandemic, we have cumulative net charge-offs of $7.1 million. We believe our success in managing asset quality is illustrated by our aggregate net charge-off history.

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

Allowance for loan losses.  The allowance for loan losses is evaluated on a regular basis by management. Periodically, we charge current earnings with provisions for estimated probable losses of loans receivable. The provision or adjustment takes into consideration the adequacy of the total allowance for loan losses giving due consideration to specifically identified problem loans, the financial condition of the borrowers, fair value of the underlying collateral, recourse provisions, prevailing economic conditions, and other factors. Additional consideration is given to our historical loan loss experience relative to our loan portfolio concentrations related to industry, collateral and geography. Additional analysis was also completed on the allowance for loan losses during 2020 based on the significance of loan modifications in accordance with the CARES Act and regulatory guidance, loan risk rating downgrades as well as additional risk factors related to COVID-19. Our evaluation of the allowance for loan losses is inherently subjective and requires estimates that are susceptible to significant change as additional or new information becomes available. In addition, regulatory examiners may require additional allowances based on their judgments of the information regarding problem loans and credit risk available to them at the time of their examinations.

Generally, the allowance for loan losses consists of various components including a component for specifically identified weaknesses as a result of individual loans being impaired, a component for general non- specific weakness related to historical experience, economic conditions and other factors that indicate probable loss in the loan portfolio. Loans determined to be impaired are individually evaluated by management for specific risk of loss.

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

Estimated expected cash flows related to purchased credit impaired loans (“PCI”).  Loans purchased with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are accounted for under Accounting Standards Codification (“ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. In situations where such PCI loans have similar risk characteristics, loans may be aggregated into pools to estimate cash flows. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation.

The cash flows expected over the life of the PCI loan or pool are estimated using an internal cash flow model that projects cash flows and calculates the carrying values of the pools, book yields, effective interest income and impairment, if any, based on pool level events. Assumptions as to default rates, loss severity and prepayment speeds are utilized to calculate the expected cash flows.

Expected cash flows at the acquisition date in excess of the fair value of loans are considered to be accretable yield, which is recognized as interest income over the life of the loan or pool using a level yield method if the timing and amounts of the future cash flows of the pool are reasonably estimable. Subsequent to the acquisition date, any increase in cash flow over those expected at purchase date in excess of fair value is recorded as interest income prospectively. Any subsequent decreases in cash flow over those expected at purchase date are recognized by recording an allowance for loan losses. Any disposals of loans, including sales of loans, payments in full or foreclosures result in the removal of the loan from the loan pool at the carrying amount.

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

Goodwill.  Goodwill, which has resulted from a number of our acquisitions, is reviewed for impairment annually, or between annual assessments if a triggering event occurs or circumstances change that would more likely than not result in the fair value of a reporting unit below its carrying amount. We make a qualitative assessment whether it is more likely than not that the fair value of a reporting unit where goodwill is assigned is less than its carrying amount. Such indicators may include, among others: a significant adverse change in legal factors or in the general business climate; significant decline in the Company’s stock price and market capitalization; unanticipated competition; and an adverse action or assessment by a regulator. Any adverse changes in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our financial condition and results of operations.

As of December 31, 2020, the Company concluded that the goodwill of the Company’s reporting unit, the Bank, is not more likely than not to be impaired.

BayCom’s Response to COVID-19

In response to the current global situation surrounding the COVID-19 pandemic, the Company is offering a variety of relief options designed to support our clients and the communities we serve.

Paycheck Protection Program ("PPP") Participation.  In response to the COVID-19 pandemic, the Bank is committed to providing assistance to its customers. Under the CARES Act, as a qualified SBA lender, the Company was automatically authorized to originate PPP loans upon commencement of the program in April 2020. The PPP program initially concluded on August 8, 2020. Through the conclusion of the first round of the PPP program on August 8, 2020, the Company had accepted 1,359 applications for PPP loans, for a total of $140.2 million, including applications from new and existing clients who are small to midsize businesses as well as independent contractors, sole proprietors and partnerships as allowed under the PPP guidance issued in April 2020. At December 31, 2020, the Company had 1,330 PPP loans totaling $136.5 million. The CAA, 2021 renewed and extended the PPP until March 31, 2021 by authorizing an additional $284.5 billion for the program. As a result, in January 2021, the Bank began accepting and processing loan applications under this second PPP program. The SBA has recently released a simplified forgiveness process for PPP loans of $150,000 or less. At December 31, 2020, the Bank held 1,179 of PPP loans of $150,000 or less with a combined balance of $46.5 million. We will also continue working with our customers to assist them with accessing other borrowing options, including SBA and other government sponsored lending programs, as appropriate.

Allowance for Loan Losses and Loan Modifications.  At December 31, 2020, the Company’s allowance for loan losses was $17.5 million, or 1.06% of total loans, compared to $7.4 million, or 0.51% of loans outstanding, at December 31, 2019. The provision for loan losses totaled $10.3 million for the year ended December 31, 2020, compared to $2.2 million for the year ended December 31, 2019. The increase in the allowance for loan losses is primarily the result of the economic deterioration and impacts resulting from the COVID-19 pandemic.

We are continuing to offer payment and financial relief programs for borrowers impacted by COVID-19. According to the CARES Act and related banking agency guidance, and as extended by the CAA, 2021 banks are not required to designate as TDRs the modification of loans as a result of the COVID-19 pandemic, made on a good faith basis to borrowers who were current, as defined under the CARES Act prior to any relief. This includes short-term (e.g. less than six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current under the CARES Act and related banking agency guidance if they are not more than 30 days past due on their contractual payments as of December 31, 2019, or prior to any relief, respectively, and have experienced financial difficulty as a result of COVID-19. On December 27, 2020, the CAA, 2021 was signed into law. Among other purposes, this act provides additional coronavirus emergency response and relief, including extending relief offered under the CARES Act related to TDRs as a result of COVID-19 through January 1, 2022 or 60 days after the end of the national emergency declared by the President, whichever is earlier.

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

●    Covenant waivers and resets.

For the year 2020, we provided cumulative payment relief to borrowers related to COVID-19 for 450 loans totaling $423.2 million, of which 407 loans totaling $356.5 million or 84.2% have resumed their normal loan payments. Deferred loans are re-evaluated at the end of the initial deferral period and will either return to the original loan terms or be reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate. As of December 31, 2020, the remaining 43 loans totaling $66.7 million have entered into additional payment forbearance agreements and we had no new pending requests for payment relief.

All loans modified due to COVID-19 are separately monitored and any request for continuation of relief beyond the initial modification will be reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate. Loan modifications in accordance with the CARES Act and related banking agency guidance are still subject to an evaluation in regard to determining whether or not a loan is deemed to be impaired.

The following table shows COVID-19 modifications by loan type with additional forbearance agreements for loans which have not returned to normal scheduled payments as of December 31, 2020.

				As a percent
	Number of loans	Balance as of	Total Loan Type	of each
	under Payment Relief	As of December 31, 2020	As of December 31, 2020	Loan Type

Loan type with outstanding balances	(Dollars in thousands)
Hospitality	5	$21,866	$131,338	16.6%
Multifamily	2	6,774	241,433	2.8
Retail	3	7,025	221,015	3.2
Commercial	12	5,462	305,343	1.8
Restaurant	5	11,847	39,596	29.9
Residential	4	1,815	114,800	1.6
Mixed Use	4	6,478	28,170	23.0
Construction and land	2	1,008	22,696	4.4
Warehouse	1	1,838	16,528	11.1
Church	1	821	19,933	4.1
Investor residential	1	1,635	49,924	3.3
Consumer	1	7	5,218	0.1
All other	1	144	33,357	0.4
Total	43	$66,720	$1,647,159	4.1%

Branch Operations and Additional Client Support. We have taken various steps to ensure the safety of our clients and our personnel. Many of our employees are working remotely or have flexible work schedules, and we have established protective measures within our offices to help ensure the safety of those employees who must work on-site. The Families First Coronavirus Response Act, which requires certain employers to provide employees with paid sick leave or expanded family and medical leave for specified reasons related to COVID-19, also provides additional flexibility to our employees to help navigate their individual challenges.

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

Comparison of Financial Condition at December 31, 2020 and 2019

Total assets.  Total assets increased $201.5 million, or 10.1%, to $2.2 billion at December 31, 2020 from $2.0 billion at December 31, 2019. The increase was primarily due to a $175.6 million, or 12.1%, increase in total loans receivable, net. This increase was driven by the completion of our acquisition of GMB during the first quarter of 2020, and new loan originations, primarily PPP loans.

Cash and cash equivalents.  Cash and cash equivalents increased $3.9 million, or 1.3%, to $299.3 million at December 31, 2020 from $295.4 million at December 31, 2019. We intend to invest our excess cash in loans and marketable securities until such funds are needed to support acquisitions or other growth oriented operating or strategic initiatives.

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

Investment securities, all of which are classified as available-for-sale, decreased $4.3 million, or 3.6%, to $115.6 million at December 31, 2020 from $119.9 million at December 31, 2019. The decrease was primarily due to the routine amortization and repayment of investment principal balances, partially offset by $4.4 million of securities acquired in the GMB acquisition.

The following table sets forth the amortized cost and fair value of available-for-sale securities by type as of the dates indicated. At December 31, 2020, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies or United States Government Sponsored Enterprises.

	At December 31,
	2020		2019		2018
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

	(Dollars in thousands)
U.S. Treasuries	$—	$—	$999	$999	$984	$985
U.S. Government Agencies	5,523	5,544	10,033	10,090	13,761	13,765
Municipal securities	15,992	16,687	17,888	18,291	19,604	19,503
Mortgage-backed securities	34,567	36,578	42,931	43,743	49,565	49,602
Collateralized mortgage obligations	26,649	27,695	28,197	28,605	4,705	4,717
SBA securities	7,661	7,667	9,550	9,486	4,300	4,241
Corporate bonds	21,417	21,419	8,534	8,675	7,016	6,983
Total	$111,809	$115,590	$118,132	$119,889	$99,935	$99,796

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our available for sale investment securities as of December 31, 2020. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Yields are calculated on a pre-tax basis.

	Amount Due or Repricing Within:
	One Year		Over One		Over Five		Over
	or Less		to Five Years		to Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

	(Dollars in thousands)
U.S. Treasuries	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%
U.S. Government Agencies	4,008	2.70	1,515	0.21	—	—	—	—	5,523	2.02
Municipal securities	1,257	2.17	6,669	2.24	4,998	2.05%	3,068	4.52	15,992	2.61
Mortgage-backed securities	7	4.24	3,932	2.94	7,506	2.24%	23,122	2.35	34,567	2.39
Collateralized mortgage obligations	—	—	5,702	3.23	4,686	1.88%	16,261	2.12	26,649	2.32
SBA securities	—	—	93	1.58	1,072	2.29%	6,496	2.06	7,661	2.09
Corporate bonds	2,001	3.06	1,513	0.88	15,903	5.11%	2,000	4.50	21,417	4.56
Total	$7,273	2.71%	$19,424	2.41%	$34,165	3.50%	$50,947	2.46%	$111,809	2.78%

Loans, net.  We originate a wide variety of loans with a focus on commercial real estate loans and commercial and industrial loans. Loans receivable, net of allowance for loan losses, increased $175.6 million, or 12.1%, to $1.6 billion at December 31, 2020, from $1.5 billion at December 31, 2019. The increase was primarily driven by $135.6 million of PPP loans and $98.4 million of loans acquired in the GMB acquisition. Loan originations for 2020 totaled $331.6 million, compared to $249.8 million for 2019. Loan originations in 2020 were concentrated in California markets, primarily Los Angeles, San Francisco Bay Area and Sacramento/Northern California with commercial and multifamily real estate secured loans accounting for the majority of the originations. We also sold $24.0 million of the guaranteed portion of SBA loans during 2020.

The following table provides information about our loan portfolio by type of loan, with PCI loans presented as a separate balance, at the dates presented.

	As of December 31,
	2020		2019		2018		2017		2016
		Percent		Percent		Percent		Percent		Percent
		of		of		of		of		of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

	(Dollars in thousands)
Commercial and industrial (1)	$309,339	18.8%	$168,747	11.6%	$121,853	12.5%	$113,778	12.8%	$70,987	14.0%
Real estate:
Residential	162,203	9.8	154,306	10.6	100,915	10.3	83,486	9.4	30,498	6.0
Multifamily residential	238,179	14.5	215,073	14.8	112,958	11.6	113,759	12.8	38,235	7.5
Owner occupied CRE	404,213	24.5	416,141	28.5	270,204	27.7	249,062	27.9	145,200	28.6
Non-owner occupied CRE	489,752	29.7	447,823	30.7	308,045	31.6	293,332	32.9	194,961	38.4
Construction and land	22,645	1.5	36,098	2.5	47,069	4.8	22,720	2.5	19,745	3.8
Total real estate	1,316,992	80.0	1,269,441	87.1	839,191	86.0	762,359	85.5	428,639	84.3
Consumer	5,218	0.3	2,560	0.2	1,847	0.2	1,096	0.1	1,317	0.3
PCI loans	15,610	0.9	17,332	1.2	12,804	1.3	14,315	1.6	7,407	1.4
Total Loans	1,647,159	100.0%	1,458,080	100.0%	975,695	100.0%	891,548	100.0%	508,350	100.0%
Net deferred loan fees	(3,847)		(451)		(366)		(469)		(311)
Allowance for loan losses	(17,500)		(7,400)		(5,140)		(4,215)		(3,775)
Loans, net	$1,625,812		$1,450,229		$970,189		$886,864		$504,264

(1)   Includes $135.6 million of PPP loans as of December 31, 2020.

The following table shows at December 31, 2020, the geographic distribution of our loan portfolio in dollar amounts and percentages.

	San Francisco Bay				Total in State of
	Area(1)		Other California		California		All Other States(2)		Total
		% of		% of		% of		% of		% of
		Total in		Total in		Total in		Total in		Total in
	Amount	Category	Amount	Category	Amount	Category	Amount	Category	Amount	Category

	(Dollars in thousands)
Commercial and industrial	$110,940	20.8%	$89,184	15.0%	$200,124	17.7%	$109,837	21.1%	$309,961	18.8%
Real estate:
Residential	$39,174	7.4%	$47,381	8.0%	$86,555	7.7%	$78,169	15.0%	$164,724	10.0%
Multifamily residential	62,325	11.7	118,627	20.0	180,952	16.1	60,483	11.6	241,435	14.7
Owner occupied CRE	154,953	29.1	167,840	28.3	322,793	28.7	87,017	16.7	409,810	24.9
Non-owner occupied CRE	163,986	30.8	167,102	28.2	331,088	29.4	162,227	31.1	493,315	29.9
Construction and land	1,142	0.2	3,170	0.5	4,312	0.4	18,384	3.5	22,696	1.4
Total real estate	$421,580		$504,120		$925,700		$406,280		$1,331,980
Consumer	13	0.0%	4	0.0%	17	0.0%	5,201	1.0%	5,218	0.3%
Total loans	$532,533		$593,308		$1,125,841		$521,318		$1,647,159

(1)   Includes Alameda, Contra Costa, Solano, Napa, Sonoma, Marin, San Francisco, San Joaquin, San Mateo and Santa Clara counties.

(2)   Includes loans located in the states of Colorado, New Mexico, Washington and other states. At December 31, 2020, loans in Colorado, New Mexico and Washington totaled $200.0 million, $78.2 million and $116.7 million, respectively.

The following table provides information about our loan portfolio segregated by legacy and acquired loans at the dates presented.

	As of December 31,
	2020			2019			2018
	Non-			Non-			Non-
	Acquired	Acquired	Total	Acquired	Acquired	Total	Acquired	Acquired	Total

	(Dollars in thousands)
Commercial and industrial	$301,575	$7,764	$309,339	$139,281	$29,466	$168,747	$90,946	$30,907	$121,853
Real estate:
Residential	103,471	58,732	162,203	39,821	114,485	154,306	24,053	76,862	100,915
Multifamily residential	234,110	4,069	238,179	147,673	67,400	215,073	41,073	71,885	112,958
Owner-occupied CRE	363,963	40,250	404,213	240,096	176,045	416,141	170,599	99,605	270,204
Non-owner occupied CRE	457,634	32,118	489,752	287,431	160,392	447,823	220,471	87,574	308,045
Construction and land	17,233	5,412	22,645	12,372	23,726	36,098	34,188	12,881	47,069
Total real estate	1,176,411	140,581	1,316,992	727,393	542,048	1,269,441	490,384	348,807	839,191
Consumer	5,144	74	5,218	458	2,102	2,560	588	1,259	1,847
PCI loans	—	15,610	15,610	—	17,332	17,332	—	12,804	12,804
Total Loans	1,483,130	164,029	1,647,159	867,132	590,948	1,458,080	581,918	393,777	975,695
Deferred loan fees and costs, net	(3,857)	10	(3,847)	(474)	23	(451)	(390)	24	(366)
Allowance for loan losses	(17,500)	—	(17,500)	(7,400)	—	(7,400)	(5,140)	—	(5,140)
Loans, net	$1,461,773	$164,039	$1,625,812	$859,258	$590,971	$1,450,229	$576,388	$393,801	$970,189

The following table schedules illustrate the contractual maturity and repricing information for our loan portfolio at December 31, 2020. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. Purchased credit impaired loans are reported at their contractual interest rate. The schedule does not reflect the effects of possible prepayments or enforcement of due on sale clauses.

		Maturing
	Maturing	After One	Maturing
	Within	to Five	After Five
	One Year	Years	Years	Total

	(Dollars in thousands)
Commercial and industrial	$28,052	$200,535	$80,752	$309,339
Real estate:
Residential	26,302	15,103	120,798	162,203
Multifamily residential	1,672	24,824	211,683	238,179
Owner-occupied CRE	16,149	113,573	274,491	404,213
Non-owner occupied CRE	23,546	124,882	341,324	489,752
Construction and land	11,678	6,238	4,729	22,645
Total real estate	79,347	284,620	953,025	1,316,992
Consumer and other	82	4,828	308	5,218
PCI loans	3,643	4,922	7,045	15,610
Total loans	111,124	494,905	1,041,130	1,647,159
Deferred loan fees and costs, net	6	(3,417)	(436)	(3,847)
Allowance for loan losses	(1,752)	(4,227)	(11,521)	(17,500)
Loans, net	$109,378	$487,261	$1,029,173	$1,625,812

The following table sets forth the amounts of loans by floating/adjustable or fixed rate maturing after December 31, 2020.

	Floating or
	Adjustable	Fixed
	Rate	Rate	Total

	(Dollars in thousands)
Commercial and industrial	$65,120	$244,219	$309,339
Real estate:
Residential	102,849	59,354	162,203
Multifamily residential	203,721	34,458	238,179
Owner-occupied CRE	240,261	163,952	404,213
Non-owner occupied CRE	301,708	188,044	489,752
Construction and land	12,124	10,521	22,645
Total real estate	860,663	456,329	1,316,992
Consumer and other	1,380	3,838	5,218
PCI loans	9,537	6,073	15,610
Total loans	$936,700	$710,459	$1,647,159

The total amount of loans due after December 31, 2021, which have predetermined interest rates is $662.8 million, while the total amount of loans which have floating or adjustable interest rates is $873.3 million.

The following table sets forth the originations, purchases, sales and repayments of loans as of the dates indicated.

	Years ended December 31,
	2020	2019	2018

	(Dollars in thousands)
Loans originated
Commercial and industrial	$157,997	$32,950	$30,204
Real estate:
Residential	7,040	12,979	5,608
Multifamily residential	14,623	92,198	10,169
Owner occupied CRE	53,167	44,914	49,758
Non-owner occupied CRE	92,352	62,003	49,712
Construction and land	6,277	4,636	2,286
Total real estate	173,459	216,730	117,533
Consumer	97	71	35
Total loans originated	331,553	249,751	147,772
Loans purchased
Net loans purchased in acquisitions	98,410	413,902	75,384
Other loans purchased	67,636	103,970	14,995
Loans sold
Commercial and Industrial	(9,918)	(16,854)	(11,641)
Real estate	(14,035)	(21,556)	(16,776)
Other
Principal repayments	(281,020)	(248,456)	(127,583)
Transfer to real estate owned	(505)	—	(394)
(Increase)/decrease in allowance for loan losses and other items, net	(10,100)	(2,345)	(822)
Net increase in loans receivable and loans held for sale	$182,021	$478,412	$80,935

Nonperforming assets and nonaccrual loans.  Nonperforming assets consist of nonaccrual loans, accruing loans more than 90 days delinquent and other real estate owned. Nonperforming assets increased $1.4 million to $9.1 million at December 31, 2020 from $7.7 million at December 31, 2019, primarily due to an increase in nonaccrual loans. The Company had nonaccrual loans totaling $8.4 million or 0.51% of total loans, of which $850,000 are guaranteed by governmental agencies at December 31, 2020, compared to $6.8 million or 0.47% of total loans at December 31, 2019. Included in nonaccrual loans at December 31, 2020 and December 31, 2019, are $567,000 and $3.6 million, respectively, of TDRs. This increase in nonaccrual loans during 2020 was primarily driven by the addition of four loans within the commercial real estate portfolio, partially offset by the payoff of two other loans in that category. At December 31, 2020, accruing loans past due 30 to 89 days totaled $734,000, compared to $11.8 million at December 31, 2019. This decrease reflects our efforts to process loan extensions, loan renewals and collect past due payments. At December 31, 2020, there are $233,000 of loans which were past due 90 days or more and still accruing interest, compared to $250,000 at December 31, 2019. Other real estate owned totaled $429,000 and $574,000 at December 31, 2020, and December 31, 2019, respectively.

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

●	Pass rated loans (typically performing loans) are accounted for in accordance with ASC Topic 310-20 “Nonrefundable Fees and Other Costs” as these loans do not have evidence of credit deterioration since origination.
●	Non-impaired loans (typically performing substandard loans) are accounted for in accordance with ASC Topic 310-30, if they display at least some level of credit deterioration since origination.
●	Impaired loans (typically substandard loans on non-accrual status) are accounted for in accordance with ASC Topic 310-30, as they display significant credit deterioration since origination.

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

Troubled debt restructured loans.  Troubled debt restructurings, or TDRs, which are accounted for under ASC Topic 310-40, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a below market interest rate, a reduction in principal, or a longer term to maturity. TDR loans of December 31, 2020 totaled $1.4 million, of which $798,000 were accruing and performing according to their restructured terms. TDR loans of December 31, 2019 totaled $4.4 million, of which $789,000 were accruing and performing according to their restructured terms. The accruing TDR loans are not considered nonperforming assets as they continue to accrue interest despite being considered impaired due to the restructured status. There were related allowance for loan losses on the TDR loans of $35,000 and $171,000 at December 31, 2020 and December 31, 2019, respectively. As discussed above, the Company elected to apply the temporary relief under the CARES Act and related bank regulatory guidance to certain eligible short-term modifications and past due loans. Qualifying loan modifications were not classified as TDR for accounting or disclosure purposes until 180 days following a loan's initial modification under the CARES Act and related bank regulatory guidance.

Potential problem loans. Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which we are monitoring because the financial information of the borrower causes us concern as to their ability to comply with their loan repayment terms. We define potential problem loans as loans with a risk rating of “Substandard”, “Doubtful” or “Loss” that are not included in the amounts of non-accrual or restructured loans. During the ordinary course of business, management may become aware of borrowers that may not be able to meet the contractual requirements of their loan agreements. Such loans are placed under closer supervision with consideration given to placing the loan on non-accrual status, the need for an additional allowance for loan losses, and (if appropriate) partial or full charge-off. At December 31, 2020, there are $12.7 million of potential problem loans, compared to $12.3 million at December 31, 2019. Also, see Note 4 — Loans in the Notes to the Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Past due loans decreased $13.6 million to $5.3 million at December 31, 2020, from $18.9 million at December 31, 2019. The following tables set forth the amounts of past due loans as of the dates indicated:

	30 – 59 Days	60 – 89 Days	Greater Than	Total Past			Total Loans	Nonaccrual
	Past Due	Past Due	90 Days	Due	Current	PCI Loans	Receivable	Loans

	(Dollars in thousands)
December 31, 2020
Commercial and industrial	$265	$128	$707	$1,100	$308,239	$622	$309,961	$848
Construction and land	65	—	269	334	22,311	51	22,696	36
Commercial real estate	254	406	1,518	2,178	1,129,966	12,416	1,144,560	5,342
Residential	80	155	1,412	1,647	160,556	2,521	164,724	2,195
Consumer	1	—	—	1	5,217	—	5,218	—
Total	$665	$689	$3,906	$5,260	$1,626,289	$15,610	$1,647,159	$8,421

	30 – 59 Days	60 – 89 Days	Greater Than	Total Past			Total Loans	Nonaccrual
	Past Due	Past Due	90 Days	Due	Current	PCI Loans	Receivable	Loans

	(Dollars in thousands)
December 31, 2019
Commercial and industrial	$923	$1,480	$207	$2,610	$166,137	$544	$169,291	$618
Construction and land	325	88	2,961	3,374	32,724	223	36,321	2,737
Commercial real estate	4,668	4,698	1,460	10,826	1,068,211	14,105	1,093,142	1,986
Residential	531	122	1,392	2,045	152,261	2,458	156,764	1,488
Consumer	14	—	13	27	2,533	2	2,562	13
Total loans	$6,461	$6,388	$6,033	$18,882	$1,421,866	$17,332	$1,458,080	$6,842

The following table sets forth the nonperforming loans, nonperforming assets and troubled debt restructured loans as of the dates indicated:

	As of December 31,
	2020	2019	2018	2017	2016

	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Commercial and industrial	$848	$618	$1,878	$13	$458
Real estate:
Residential	2,195	1,488	654	—	—
Multifamily residential	254	297	—	—	—
Owner occupied CRE	4,651	1,349	—	78	—
Non-owner occupied CRE	437	340	596	88	632
Construction and land	36	2,737	—	—	—
Total real estate	7,573	6,211	1,250	166	632
Consumer	—	13	—	—	—
Total nonaccrual loans	8,421	6,842	3,128	179	1,090
More than 90 days past due and still accruing	233	250	—	—	—
Total nonperforming loans	8,654	7,092	—	—	—
Real estate owned	429	574	801	—	775
Total nonperforming assets (1)	$9,083	$7,666	$3,929	$179	$1,865
Troubled debt restructurings – performing	798	789	750	1,045	632
PCI loans	$15,610	$17,332	$12,804	$14,315	$7,407
Nonperforming assets to total assets (1)	0.41%	0.37%	0.27%	0.01%	0.28%
Nonperforming loans to total loans (1)	0.53%	0.47%	0.32%	0.02%	0.22%
(1)	Performing TDRs are neither included in nonperforming loans above nor are they included in the numerators used to calculate this ratio.

Loans under ASC Topic 310-30 are considered performing and are not included in nonperforming assets in the table above. At December 31, 2020, and December 31, 2019, we had no credit impaired loans under ASC Topic 310-30 that were 90 days past due and still accruing.

For the year ended December 31, 2020, interest foregone on nonaccrual loans was approximately $118,000, none of which was included in interest income. For the year ended December 31, 2019, interest foregone on nonaccrual loans was $238,000, none of which was included in interest income.

Allowance for loan losses.  The allowance for loan losses is maintained to cover losses that are estimated in accordance with GAAP. It is our estimate of loan losses inherent in our loan portfolio at each balance sheet date. Our methodology for analyzing the allowance for loan losses consists of general and specific components. For the general component, we stratify the loan portfolio into homogeneous groups of loans that possess similar loss potential characteristics and apply a loss ratio to these groups of loans to estimate the credit losses in the loan portfolio. We use both historical loss ratios and qualitative loss factors assigned to major loan collateral types to establish general component loss allocations. Qualitative loss factors are based on management’s judgment of company, market, industry or business specific data and external economic indicators, which may not yet be reflected in the historical loss ratios, and that could impact our specific loan portfolios. Management and the Board of Directors sets and adjusts qualitative loss factors by regularly reviewing changes in underlying loan composition and the seasonality of specific portfolios. Management and the Board of Directors also considers credit quality and trends relating to delinquency, nonperforming and classified loans within our loan portfolio when evaluating qualitative loss factors. Additionally, management and the Board of Directors adjusts qualitative factors to account for the potential impact of external economic factors, including the unemployment rate, vacancy, capitalization rates, commodity prices and other pertinent economic data specific to our primary market area and lending portfolios.

For the specific component, the allowance for loan losses is established for impaired loans. Management evaluates current information and events regarding a borrower’s ability to repay its obligations and considers a loan to be impaired when the ultimate collectability of amounts due, according to the contractual terms of the loan agreement, is in doubt. If an impaired loan is collateral-dependent, the fair value of the collateral, less the estimated cost to sell, is used to determine the amount of impairment. If an impaired loan is not collateral-dependent, the impairment amount is determined using the negative difference, if any, between the estimated discounted cash flows and the loan amount due. For impaired loans, the amount of the impairment can be adjusted, based on current data, until such time as the actual basis is established by acquisition of the collateral or until the basis is collected. Impairment losses are reflected in the allowance for loan losses through a charge to the provision for credit losses. Subsequent recoveries are credited to the allowance for loan losses. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied first to principal.

In accordance with acquisition accounting, loans acquired in our acquisitions were recorded at their estimated fair value, which resulted in a net discount to the loans contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value and as a result no allowance for loan losses is recorded for acquired loans at the acquisition date. Although the discount recorded on the acquired loans is not reflected in the allowance for loan losses, or related allowance coverage ratios, we believe it should be considered when comparing the current ratios to similar ratios in periods prior to the acquisition. As of December 31, 2020, acquired loans, net of their discounts, totaled $164.0 million compared to $590.9 million at December 31, 2019, due to regular amortization, repayments, renewals of loans, coupled with the migration of acquired loans out of the discounted acquired loan portfolio. The remaining net discount on these acquired loans was $3.3 million and $8.0 million at December 31, 2020 and 2019, respectively. The $135.6 million balance of PPP loans was omitted from the calculation for the allowance for loan losses at December 31, 2020 as these loans are fully guaranteed by the SBA. See, “BayCom’s response to COVID-19 – PPP Participation” above.

When determining the appropriate allowance for loan losses during 2020, management took into consideration the impact of the COVID-19 pandemic, including the amount and timing of financial assistance provided by the government, in the determination of qualitative loss factors. Deterioration of economic conditions as a result of the COVID-19 pandemic resulted in a significant increase in the allowance for loan losses during the current year. In addition, the provision for loan losses also reflects risk rating downgrades on loans that are considered at risk due to the COVID-19 pandemic. Management will continue to closely monitor economic conditions and will work with borrowers as necessary to assist them through this challenging economic climate. In addition, the $135.6 million balance of PPP loans was omitted from the calculation for the allowance for loan losses at December 31, 2020 as these loans are fully guaranteed by the SBA and management expects that the great majority of PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA within a short time frame, which in turn will reduce the Bank’s loan balance for the amount forgiven.

The following table presents an analysis of changes in the allowance for loan losses for the periods presented.

	Years ended December 31,
	2020	2019	2018	2017	2016

	(Dollars in thousands)
Balance at beginning of period	$7,400	$5,140	$4,215	$3,775	$3,850
Provisions for loan losses	10,320	2,224	1,842	462	599
Recoveries
Commercial and industrial	13	57	189	45	55
Residential	—	1	—	—	—
Owner occupied CRE	—	—	—	—	—
Non-owner occupied CRE	4	—	—	—	—
Construction	—	—	—	—	—
Consumer	—	—	—	—	12
Total recoveries	17	58	189	45	67
Charge-offs
Commercial and industrial	(199)	—	(1,106)	(63)	(491)
Residential	(1)	(1)	—	—	—
Owner occupied CRE	—	—	—	—	—
Non-owner occupied CRE	—	(17)	—	(3)	(250)
Construction	(20)	—	—	—	—
Consumer	(17)	(4)	—	(1)	—
Total charge-offs	(237)	(22)	(1,106)	(67)	(741)
Net (charge-offs)/recoveries	(220)	36	(917)	(22)	(674)
Balance at end of period	$17,500	$7,400	$5,140	$4,215	$3,775

Allowance for loan losses as a percentage of total loans	1.06%	0.51%	0.53%	0.47%	0.74%
Allowance for loan losses to total loans excluding PCI loans (1)	1.07%	0.51%	0.53%	0.48%	0.75%
Allowance for loan losses excluding acquired loans (loans not covered by the allowance) (1)	1.18%	0.86%	0.88%	0.85%	0.87%
Allowance for loan losses excluding acquired loans and PPP loans (loans not covered by the allowance) (1)	1.30%	0.86%	0.88%	0.85%	0.87%
Allowance for loan losses as a percentage of total nonperforming loans	202.22%	108.16%	164.32%	2,354.75%	343.18%
Net (charge-offs)/recoveries as a percentage of average loans outstanding for the period	(0.01)%	—%	(0.09)%	—%	(0.14)%

(1)  See non-GAAP financial measures in above section.

The following table shows the allocation of the allowance for loan losses at the indicated dates.

	As of December 31,
	2020			2019			2018
			Percent of			Percent of			Percent of
			Loans in			Loans in			Loans in
		Allowance	Category		Allowance	Category		Allowance	Category
	Loan	by Loan	to Total	Loan	by Loan	to Total	Loan	by Loan	to Total
	Balance	Category	Loans	Balance	Category	Loans	Balance	Category	Loans

	(Dollars in thousands)
Commercial and industrial	$309,339	$4,042	18.8%	$168,747	$1,789	11.6%	$121,853	$1,093	12.5%
Real estate:
Residential	162,203	1,859	9.8	154,306	428	10.6	100,915	232	10.3
Multifamily residential	238,179	1,634	14.5	215,073	581	14.8	112,958	333	11.6
Owner-occupied CRE	404,213	4,041	24.5	416,141	1,893	28.5	270,204	1,327	27.7
Non-owner occupied CRE	489,752	5,535	29.7	447,823	2,528	30.7	308,045	1,800	31.6
Construction and land	22,645	379	1.4	36,098	167	2.5	47,069	352	4.8
Total real estate	1,316,992	13,448	80.0	1,269,441	5,597	87.1	839,191	4,044	86.0
Consumer	5,218	10	0.3	2,560	14	0.2	1,847	3	0.2
PCI loans	15,610	—	0.9	17,332	—	1.2	12,804	—	1.3
Total Loans	$1,647,159	$17,500	100.0%	$1,458,080	$7,400	100.0%	$975,695	$5,140	100.0%

	As of December 31,
	2017			2016
			Percent of			Percent of
			Loans in			Loans in
		Allowance	Category		Allowance	Category
	Loan	by Loan	to Total	Loan	by Loan	to Total
	Balance	Category	Loans	Balance	Category	Loans

	(Dollars in thousands)
Commercial and industrial	$113,778	$911	12.8%	$70,987	$1,072	14.0%
Real estate:
Residential	83,486	163	9.4	30,498	160	6.0
Multifamily residential	113,759	289	12.8	38,235	407	7.5
Owner-occupied CRE	249,062	1,105	27.9	145,200	671	28.6
Non-owner occupied CRE	293,332	1,528	32.9	194,961	1,156	38.4
Construction and land	22,720	216	2.5	19,745	304	3.8
Total real estate	762,359	3,301	85.5	428,639	2,698	84.3
Consumer	1,096	3	0.1	1,317	5	0.3
PCI loans	14,315	—	1.6	7,407	—	1.4
Total Loans	$891,548	$4,215	100.0%	$508,350	$3,775	100.0%

The allowance for loan losses increased by $10.1 million, or 136.5%, to $17.5 million at December 31, 2020, from $7.4 million at December 31, 2019. Included in the carrying value of loans are net discounts on acquired loans which may reduce the need for an allowance for loan losses on these loans because they are carried at their estimated fair value on the date on which they were acquired.

As of December 31, 2020, we identified $9.2 million in impaired loans, inclusive of $8.4 million of nonperforming loans and $798,000 of accruing TDR loans. Of these impaired loans, only $1.3 million had a specific allowance of $521,000 recorded as of December 31, 2020. As of December 31, 2019, we identified $7.6 million in impaired loans, inclusive of $6.8 million of nonperforming loans and $789,000 of accruing TDR loans. Of these impaired loans, only $464,000 had a specific allowance of $171,000 recorded as of December 31, 2019.

.

Management considers the allowance for loan losses at December 31, 2020 to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. Uncertainties relating to our allowance for loan losses are heightened as a result of the risks surrounding the COVID-19 pandemic, including whether government programs will provide adequate relief to borrowers. The ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic. A further decline in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Right-of-use assets and lease liabilities.  On January 1, 2019, the Company adopted the new accounting standards that require lessees to recognize operating leases on the Consolidated Balance Sheet as right-of-use assets and lease liabilities based on the value of the discounted future lease payments. Lessor accounting is largely unchanged. Expanded disclosures about the nature and terms of lease agreements are required prospectively and are included in Note 7 — Leases in the Notes to the Condensed Consolidated Financial Statements included in “Item 8 — Financial Statements” within this report. The Company elected to retain prior determinations of whether an existing contract contains a lease and how the lease should be classified. The recognition of leases existing on January 1, 2019 did not require an adjustment to beginning retained earnings. Upon adoption of the accounting standards, the Company recognized right-of-use assets and lease liabilities of $7.8 million and $8.2 million respectively. Adoption of these accounting standards did not have a significant effect on the Company’s regulatory capital measures.

Right-of-use assets decreased $3.2 million, or 21.2%, to $12.1 million at December 31, 2020 from $15.3 million at December 31, 2019. Lease liabilities decreased $3.3 million, or 21.0%, to $12.3 million at December 31, 2020 from $15.6 million at December 31, 2019. Both decreases were due to reductions caused by monthly rent payments.

Premises and Equipment.  Premises and equipment increased $4.6 million, or 43.8%, to $15.1 million at December 31, 2020 from $10.5 million at December 31, 2019. This increase in premises and equipment was driven by a $3.9 million increase related to the GMB acquisition, $1.5 million for the installation of new ATMs and video conferencing equipment in branches and $900,000 in leasehold improvements. These increases were partially offset by an increase in amortization and depreciation expenses associated with these assets.

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

Total deposits increased $137.2 million, or 8.1%, to $1.8 billion at December 31, 2020 from $1.7 billion at December 31, 2019, primarily due to $118.1 million of deposits acquired in the GMB acquisition, proceeds from PPP loans deposited directly into customer accounts and reduced withdrawals from deposit accounts due to a change in spending habits as a result of COVID-19. Noninterest bearing deposits totaled $678.4 million, or 36.9% of total deposits, at December 31, 2020 compared to $572.3 million, or 33.6% of total deposits, at December 31, 2019.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered at the dates indicated.

	December 31,
	2020			2019			2018
		Percent			Percent			Percent
		of Total	Increase/		of Total	Increase/		of Total	Increase/
	Amount	Deposits	(Decrease)	Amount	Deposits	(Decrease)	Amount	Deposits	(Decrease)

	(Dollars in thousands)
Noninterest bearing demand	$678,365	36.9%	$106,024	$572,341	33.6%	$174,296	$398,045	31.6%	$70,736
NOW accounts and savings	399,772	21.8	85,647	314,125	18.5	67,837	246,288	19.6	54,738
Money market under	516,560	28.1	27,354	489,206	28.8	91,125	398,081	31.6	41,441
Time deposits	243,700	13.3	(81,811)	325,511	19.1	110,157	215,354	17.2	(13,452)
Total	$1,838,397	100.0%	$137,214	$1,701,183	100.0%	$443,415	$1,257,768	100.0%	$153,463

The following table shows time deposits by maturity and rate as of December 31, 2020.

		After One	After Two
	One Year	Year Through	Years Through	After Three
	or Less	Two Years	Three Years	Years	Total

	(Dollars in thousands)
0.00 – 0.99%	$117,916	$12,535	$3,392	$2,378	$136,221
1.00 – 1.99%	45,030	11,820	1,763	2,447	61,060
2.00% and above	30,500	14,907	896	116	46,419
Total	$193,446	$39,262	$6,051	$4,941	$243,700

The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 2020.

	Three	Over Three	Over Six
	Months	to Six	to 12	Over 12
	or Less	Months	Months	Months	Total

	(Dollars in thousands)
Time deposits under $100,000	$10,957	$8,968	$13,511	$10,755	$44,191
Time deposits $100,000 and over	47,567	36,969	71,368	38,594	194,498
Public funds	2,008	836	1,262	905	5,011
Total	$60,532	$46,773	$86,141	$50,254	$243,700

Borrowings.  Although deposits are our primary source of funds, we may from time to time utilize borrowings as a cost effective source of funds when they can be invested at a positive interest rate spread, for additional capacity to fund loan demand, or to meet our asset/liability management goals. We are a member of and may obtain advances from the FHLB of San Francisco, which is part of the Federal Home Loan Bank System. The eleven regional Federal Home Loan Banks provide a central credit facility for their member institutions. These advances are provided upon the security of certain of our mortgage loans and mortgage-backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. In May 2020, the Bank secured a $10.0 million advance from the FHLB of San Francisco, comprised of two $5.0 million tranches, at no cost, maturing in November 2020 and May 7, 2021. As of December 31, 2020, the first tranche was repaid and the second tranche matures on May 7, 2021. At December 31, 2020 and December 31, 2019, we had the ability to borrow up to $421.2 million and $542.4 million, respectively. At December 31, 2019, there were no FHLB advances outstanding.

On August 6, 2020, the Company issued and sold the Notes in an underwritten offering, resulting in net proceeds, after underwriting discounts and offering expenses, $63.4 million. For additional information, see “Item 1–Business – Sources of Funds”, contained in this report.

If needed, we may also utilize Fed Funds purchased from correspondent banks as a source of short-term funding. At December 31, 2020 and December 31, 2019, we had a total of $75.0 million and $55.0 million, respectively, in federal funds line available from third-party financial institutions, and no balances outstanding at these dates.

We are required to provide collateral for certain local agency deposits. As of December 31, 2020 and December 31, 2019, the FHLB of San Francisco had issued a letter of credit on behalf of the Bank totaling $30.1 million and $21.5 million, respectively as collateral for local agency deposits. We are also authorized to utilize the Federal Reserve’s PPPLF, pursuant to which the Company would pledge its PPP loans as collateral at face value to obtain FRB non-recourse loans. During 2020, we had no borrowings pursuant to the PPPLF.

The following table sets forth the maximum balances and daily average balances of subordinated debt and other borrowings at and for the periods indicated.

	At and For December 31,
	2020	2019	2018

	(Dollars in thousands)
Maximum balance:
Junior subordinated deferrable interest debentures	$9,485	$9,485	$9,485
Subordinated debt	65,000	—	—
FHLB and other borrowings	100,000	—	—
Average balance:
Junior subordinated deferrable interest debentures	9,485	9,485	5,654
Subordinated debt	25,537	—	—
FHLB and other borrowings	20,040	—	—
Term loan	—	—	2,104
Weighted average rate:
Junior subordinated deferrable interest debentures, net	3.37%	6.36%	7.03%
Subordinated debt, net	5.22%	—%	—%
FHLB and other borrowings	0.75%	—%	—%
Term loan	—%	—%	—%

At December 31, 2020, we had $8.3 million in aggregate principal (net of mark-to-market adjustments) of junior subordinated debentures issued in connection with the sale of trust preferred securities by two statutory business trusts, which we assumed in our acquisitions. The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each trust agreement. The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon maturity of the Debentures or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures governing the Debentures, plus any accrued but unpaid interest to the redemption date. The Company also has the right to defer the payment of interest on each of the Debentures for a period not to exceed 20 consecutive quarters, provided that the deferral period does not extend beyond the stated maturity. During such deferral period, distributions on the corresponding trust preferred securities will also be deferred and the Company may not pay cash dividends to the holders of shares of the Company’s common stock. The common securities issued by the grantor trusts are held by the Company, and the Company’s investment in the common securities was $481,000 at December 31, 2020, which is included under “Interest receivable and other assets” in the Consolidated Balance Sheets included in our Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K. Also, see Note 13 — Junior Subordinated Deferrable Interest Debentures in the Notes to the Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Shareholders’ equity.  Shareholders’ equity decreased $1.6 million, or 0.6%, to $252.6 million at December 31, 2020 from $254.2 million at December 31, 2019. The decrease in shareholders’ equity was primarily due to the repurchase of $18.3 million of our common stock, partially offset by $13.7 million of net income and a $1.4 million increase in other comprehensive income representing an increase in the unrealized gains on investments securities, net of tax. During the year ended December 31, 2020, the Company repurchased a total of 1,276,869 shares of its common stock at a total cost of $18.3 million, or $14.30 per share. At December 31, 2020, 84,266 shares remain available for future purchases under the current stock repurchase plan. Subsequent to December 31, 2020, the Board of Directors authorized the repurchase of up to 560,000 shares, or approximately 5% of the Company's outstanding common shares. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Stock Repurchases” contained in this report.

Comparison of Operating Results for the Years Ended December 31, 2020 and 2019

Earnings summary.  We reported net income of $13.7 million for the year ended December 31, 2020, compared to $17.3 million for the year ended December 31, 2019, a decrease of $3.6 million, or 20.7%. Net income for the year ended December 31, 2020 was significantly impacted by the higher provision for loan losses primarily related to the consideration of probable loan losses as a result of the COVID-19 pandemic. Diluted earnings per share were $1.15 for the year ended December 31, 2020, a decrease of $0.32 from diluted earnings per share of $1.47 for the year ended December 31, 2019.

Our efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income before provision for loan losses plus noninterest income, was 67.21% for the year ended December 31, 2020, compared to 66.51% for the year ended December 31, 2019. Increases in noninterest expenses, primarily reflecting growth in our operations from recent acquisitions, outpaced net interest income and noninterest income which were negatively impacted by the effects of the COVID-19 pandemic. Noninterest income decreased during the year ended December 31, 2020, primarily due to lower gains on sale of loans as SBA loans originated for sale and sold have declined because of the pandemic.

Interest income.  Interest income for the year ended December 31, 2020 was $87.2 million, compared to $76.5 million for the year ended December 31, 2019, an increase of $10.7 million, or 13.9%. The increase in interest income primarily was due to an increase in average interest earning assets, principally loans, which was driven primarily by our recent acquisitions and PPP lending. Interest income on loans increased $16.7 million as a result of a $509.3 million increase in the average total loan balance, partially offset by a 74 basis point decrease in the average loan yield during the year ended December 31, 2020 as compared to this same period in 2019. The average yield earned on loans for the year ended December 31, 2020 was 4.94%, compared to 5.68% for the year ended December 31, 2019. Interest income included $1.7 million in fees earned related to PPP loans during the year ended December 31, 2020, compared to none in same period a year ago. As of December 31, 2020, total unrecognized fees on PPP loans were $3.5 million. For the year ended December 31, 2020, the average balance of PPP loans was $129.5 million and the average yield was 2.33%. Although the average balance of loans increased, the average yield on net loans decreased compared to the same period in the prior year due primarily to decreases in interest rates on adjustable rate instruments following decreases to short-term rates over the last year, including the emergency 150 basis point reduction in the targeted federal funds rate in March 2020 due to the COVID-19 pandemic, and secondarily due to the impact of PPP loans. The impact of PPP loans on loan yields will change during any period based on the volume of prepayments or amounts forgiven by the SBA as certain criteria are met, and will cease completely after the maturity of these loans. Approximately two-thirds of the PPP loans are set to mature by the end of 2022, while the remaining loans have a five-year maturity date. Interest income on loans for the year ended December 31, 2020 included $5.1 million in accretion of purchase accounting fair value adjustments on acquired loans, compared to $4.8 million for the year ended December 31, 2019. The remaining net discount on these acquired loans was $3.3 million and $8.0 million at December 31, 2020 and 2019, respectively.

Interest income on interest bearing deposits decreased $6.2 million as a result of a $90.5 million decrease in the average balance of interest earning deposits and a 171 basis point decrease in the yield on interest earning deposits to 0.51% for the year ended December 31, 2020 from 2.22% for the year ended December 31, 2019. Interest income on investment securities increased slightly by $134,000 as a result of a $10.8 million increase in the average balance of investment securities, partially offset by a 14 basis point decrease in the yield on investment securities to 2.56% for the year ended December 31, 2020 from 2.70% for the year ended December 31, 2019. Like yields on loans, yields on investments were significantly impacted by declines in short-term rates over the last year.

Interest expense.  Interest expense increased by $167,000, or 1.9%, to $8.9 million for the year ended December 31, 2020 from $8.7 million for the year ended December 31, 2019. The increase was primarily driven by the issuance of the $65.0 million of Notes during 2020, partially offset by a decrease in deposit interest expense. Total average interest bearing liabilities increased by $254.9 million, or 26.4%, to $1.2 billion for the year ended December 31, 2020, from $966.5 million for the year ended December 31, 2019. Interest expense on deposits decreased $1.2 million, or 14.8%, to $7.0 million during the year ended December 31, 2020 from $8.2 million in 2019, primarily due to decreases in the targeted federal funds rate, earlier in the year, and despite an increase in the average balance of deposits. The average rate paid on interest bearing deposits decreased to 0.59% for the year ended December 31, 2020, from 0.85% for the year ended December 31, 2019. The overall average cost of deposits for the year ended December 31, 2020 declined to 0.38%, compared to 0.85% for the prior period of 2019 due to an increase in noninterest bearing deposits and a reduction in market interest rates over the last year. The average balance of noninterest bearing deposits increased $171.3 million, or 34.4%, to $670.1 million for the year ended December 31, 2020 compared to $498.8 million during the comparable period during 2019. The market’s response to lowering deposit pricing to reflect the targeted federal funds rate decreases over the past year typically lags declines in the yield on interest earning assets. The average rate paid on interest bearing liabilities decreased 17 basis points to 0.73% during the year ended December 31, 2020 from 0.90% during the same period in 2019.

Interest expense on borrowings increased $1.3 million, or 243.1%, to $1.9 million for the year ended December 31, 2020, from $567,000 for the year ended December 31, 2019, as a result of the issuance of the Notes on August 10, 2020, which currently have a 5.25% interest rate. The average balance of borrowing outstanding increased $29.0 million to $38.5 million during the year ended December 31, 2020, compared to $9.5 million during the comparable period in 2019. The increase in the average balance of borrowings outstanding was partially offset by a decline in the average cost of borrowing to 5.06% for the year ended December 31, 2020, from 5.98% for the year ended December 31, 2019.

Net interest income.  Net interest income increased $10.5 million, or 15.5%, to $78.3 million for the year ended December 31, 2020 compared to $67.8 million for the year ended December 31, 2019. Net interest margin for the year ended December 31, 2020 decreased 38 basis point to 3.84% from 4.22% for 2019. During the year, the combination of low interest rate environment putting downward pressure on adjustable rate instruments and the impact of the low loan yields of the PPP loan portfolio, adversely affected net interest margin. Accretion of acquisition accounting discounts on loans and the recognition of revenue from purchase credit impaired loans in excess of discounts increased our net interest margin by 31 basis points and 42 basis points during years ended December 31, 2020 and 2019, respectively. The average yield on interest earning assets for the year ended December 31, 2020 was 4.27%, a 50 basis point decrease from 4.77% for the year ended December 31, 2019. The average cost of interest bearing liabilities for the year ended December 31, 2020 was 0.73%, down 17 basis points from 0.90% the year ended December 31, 2019, due primarily to lower market interest rates during most of the year.

Average Balances, Interest and Average Yields/Cost.  The following table presents, for the periods indicated, information about (i) average balances, the total dollar amount of interest income from interest earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest bearing liabilities and the resultant average yields; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin. Yields have been calculated on a pre-tax basis. The loan yields include the effect of amortization or accretion of deferred loan fees/costs and purchase accounting premiums/ discounts to interest and fees on loans.

	Year ended December 31,
	2020			2019			2018
			Annualized			Annualized			Annualized
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Yield	Balance(1)	Interest	Yield	Balance	Interest	Yield

	(Dollars in thousands)
Interest earning assets
Interest bearing deposits in banks	$246,474	$1,251	0.51%	$336,931	$7,464	2.22%	$278,927	$5,862	2.10%
Investments available-for-sale	119,015	2,962	2.56	104,795	2,828	2.70	57,823	1,209	2.09
FHLB Stock	7,579	340	4.49	6,413	495	7.72	5,013	446	8.90
FRB Stock	7,446	453	6.09	4,694	295	6.28	3,328	223	6.70
Total loans	1,662,660	82,186	4.94	1,153,390	65,462	5.68	907,083	49,120	5.42
Total interest earning assets	2,043,174	87,192	4.27%	1,606,223	76,544	4.77%	1,252,174	56,860	4.54%
Noninterest earning assets	145,342			108,631			68,914
Total average assets	$2,188,516			$1,714,854			$1,321,088
Interest bearing liabilities
Savings	$107,098	$167	0.16%	$62,918	$98	0.16%	$41,365	34	0.08%
NOW accounts	270,318	250	0.09	202,041	154	0.08	166,124	133	0.08
Money market	529,402	2,721	0.51	408,328	2,911	0.71	363,168	1,895	0.52
Time deposits	276,098	3,816	1.38	283,776	5,002	1.76	215,103	2,400	1.12
Total deposit accounts	1,182,916	6,954	0.59	957,063	8,165	0.85	785,760	4,462	0.57
Subordinated debt, net	24,938	1,405	5.64	—	—	—	—	—	—
Junior subordinated debentures, net	8,280	390	4.71	9,485	567	5.98	7,758	480	6.19
Other borrowings	5,272	150	2.84	—	—	—	—	—	—
Total interest bearing liabilities	1,221,406	8,899	0.73%	966,548	8,732	0.90%	793,518	4,942	0.62%
Noninterest bearing liabilities	711,240			518,188			356,636
Total average liabilities	1,932,646			1,484,736			1,150,154
Average equity	255,869			230,118			170,934
Total average liabilities and equity	$2,188,516			$1,714,854			$1,321,088
Net interest income		$78,293			$67,812			$51,918

Interest rate spread (2)			3.54%			3.87%			3.92%
Net interest margin (3)			3.84%			4.22%			4.15%
Ratio of average interest earning assets to average interest bearing liabilities			167.00%			166.18%			157.80%
(1)	Average balances are average daily balances.
(2)	Interest rate spread is calculated as the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(3)	Net interest margin is calculated as net interest income divided by total average earning assets.

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

	Year ended December 31,			Year ended December 31,
	2020 compared to 2019			2019 compared to 2018
	Increase/(Decrease)			Increase/(Decrease)
	Attributable to			Attributable to
	Rate	Volume	Total	Rate	Volume	Total

	(Dollars in thousands)			(Dollars in thousands)
Interest earning assets
Interest bearing deposits in banks	$(4,209)	$(2,004)	$(6,213)	$383	$1,219	$1,602
Investments available-for-sale	(250)	384	134	637	982	1,619
FHLB stock and FRB stock	(276)	279	3	(101)	222	121
Total loans	(12,253)	28,977	16,724	3,004	13,338	16,342
Total interest income	(16,988)	27,636	10,648	3,923	15,761	19,684

Interest bearing liabilities
Savings	—	69	69	46	18	64
NOW accounts	44	52	96	(8)	29	21
Money market accounts	(1,053)	863	(190)	780	236	1,016
Time deposits	(1,051)	(135)	(1,186)	1,836	766	2,602
Total deposit accounts	(2,060)	849	(1,211)	2,654	1,049	3,703
Subordinated debt, net	—	1,405	1,405	—	—	—
Junior subordinated debentures, net	(105)	(72)	(177)	(20)	107	87
Other borrowings	—	150	150	—	—	—
Total interest expense	(2,165)	2,332	167	2,634	1,156	3,790
Net interest income	$(14,823)	$25,304	$10,481	$1,289	$14,605	$15,894

Provision for loan losses.  We establish an allowance for loan losses by charging amounts to the loan provision at a level required to reflect probable loan losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers, among other factors, historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral, prevailing economic conditions and current risk factors specifically related to each loan type. See “Critical Accounting Policies and Estimates — Allowance for loan losses” above for a description of the manner in which the provision for loan losses is established.

Based on management’s evaluation of the foregoing factors, we recorded a provision for loan losses of $10.3 million for the year ended December 31, 2020, compared to a provision for loan losses of $2.2 million for the year ended December 31, 2019, an increase of $8.1 million. The provision for loan losses includes a provision related to the migration of acquired loans out of the discounted acquired loan portfolio and gives consideration of probable loan losses due to changes in economic conditions driven by the impact of COVID-19 on the U.S. and global economies. In addition, the provision for loan losses also reflects risk rating downgrades on loans that are considered at risk due to the COVID-19 pandemic. Our allowance for loan losses specific reserves increased to $521,000 at December 31, 2020, from $171,000 at December 31, 2019. We recorded no provision for loan losses for acquired loans related to the acquired non-purchased credit impaired loans as accounted for in accordance with ASC Topic 310-20, for both the years ended December 31, 2020 and 2019. We recorded $107,000 of additional provisions on the purchase credit impaired loans accounted for in accordance with ASC Topic 310-30 during the year ended December 31, 2020, compared to none during 2019.

We had a net charge-offs of $220,000 for the year ended December 31, 2020 compared to net recoveries of $36,000 for the year ended December 31, 2019. For the year ended December 31, 2020, charge-offs increased due primarily to $184,000 of charge-offs related to a single commercial and industrial loan. In accordance with acquisition accounting, loans acquired from acquisitions were recorded at their estimated fair value, which resulted in a net discount to the loans contractual amounts. Credit discounts are included in the determination of fair value and as a result, no allowance for loan losses is recorded for acquired loans at the acquisition date. However, the allowance for loan loss includes an estimate for credit deterioration of acquired loans that occurs after the date of acquisition, which is included in the loan loss provision in the period that the deterioration occurred. The discount recorded on the acquired loans is not reflected in the allowance for loan losses, or related allowance coverage ratios. The allowance for loan losses to total loans was 1.06% at December 31, 2020 compared to 0.51% at December 31, 2019.

Management considers the allowance for loan losses at December 31, 2020 to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. A further decline in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Noninterest income.  Noninterest income decreased $794,000, or 8.3%, to $8.8 million for the year ended December 31, 2020 compared to $9.6 million for the year ended December 31, 2019. The decrease in noninterest income was primarily due to a $1.2 million decrease in gain on sale of loans as our SBA loans originated for sale and sold have declined because of the COVID-19 pandemic, partially offset by increases in loan servicing and other loan fees and increases in income from our investment in a Small Business Investment Company (“SBIC”) fund. During the year ended December 31, 2020, the Company sold $24.0 million of SBA loans (the guaranteed portion), which generated a gain on sale of $1.8 million, compared to the sale of $38.4 million of SBA loans and a gain of $3.0 million during the year ended December 31, 2019. Loan servicing and other loan fees increased $520,000, or 26.7%, to $2.4 million for the year ended December 31, 2020, compared to $1.9 million for the year ended December 31, 2019, primarily due to an increase in deposit accounts acquired in our recent acquisitions. SBIC income increased $206,000, or 30.8%, to $875,000 for the year ended December 31, 2020, compared to $669,000 for the year ended December 31, 2019, showing continued improved operating results throughout the year after sustaining COVID-19 related losses earlier in 2020.

The following table presents the key components of noninterest income for the years ended December 31, 2020 and 2019.

	December 31,		Increase	Increase
	2020	2019	(Decrease)	(Decrease)

	(Dollars in thousands)
Gain on sale of loans	$1,835	$2,999	$(1,164)	(38.8)%
Service charges and other fees	2,548	2,678	(130)	(4.9)
Loan servicing and other loan fees	2,465	1,945	520	26.7
Gain on sale of premises	40	187	(147)	(78.6)
Income on investment in SBIC fund	875	669	206	30.8
Other income and fees	1,012	1,091	(79)	(7.2)
Total noninterest income	$8,775	$9,569	$(794)	(8.3)%

Noninterest expense.  Noninterest expense increased $7.0 million, or 13.7%, to $58.5 million for the year ended December 31, 2020 compared to $51.5 million for the year ended December 31, 2019. The increase was primarily due to a $5.1 million, or 17.8%, increase in salary and benefits as a result of an increase in the number of full-time equivalent employees and severance benefits paid in connection with the GMB merger and to a lesser extent normal salary increase. Occupancy and equipment expense increased $1.9 million, or 37.7%, due to our recent acquisitions. Data processing expense was slightly down for the year ended December 31, 2020 compared to the same period in 2019 due to lower acquisition-related expenses compared to the same period in 2019, partially offset by higher transaction volumes from the increase in the number of deposit accounts. Other non-interest expense increased slightly for the year ended December 31, 2020 compared to last year reflecting increased fees paid for employee recruiting and internal auditing and compliance related expenses, an increase in FDIC insurance premiums) as the application of $369,000 in FDIC small bank assessment credits reduced expenses in 2019 and the Bank utilized all of its remaining small bank assessment credits in 2020, and increased office expenses due to COVID-19 pandemic related expenses. These increases were partially offset by lower marketing and travel expenses due to a reduction in [direct mail and marketing campaigns], sponsored events and other meeting limitations imposed in response to the COVID-19 pandemic. Noninterest expense for the year ended December 31, 2020 included $3.0 million of GMB acquisition-related expenses, comprised of $266,000 in salaries and benefits, $2.0 million in data processing expenses, $369,000 in professional fees and $383,000 in all other expenses; compared to $6.6 million of UFC and TIG acquisition-related expenses for the year ended December 31, 2019, comprised of $835,000 in salaries and benefits, $4.4 million in data processing expenses, $938,000 in professional fees and $480,000 in all other expenses. Excluding all acquisition-related expenses, noninterest expenses increased $10.7 million, or 23.8%, from the same period of 2019, comprised of increases of $5.7 million in salary and benefits, $1.9 million in occupancy and equipment, $2.2 million in data processing, $610,000 in professional fees and $177,000 in other noninterest expenses.

The following table presents the key components of noninterest expense for the periods indicated:

	December 31,		Increase	Increase
	2020	2019	(Decrease)	(Decrease)

	(Dollars in thousands)
Salaries and related benefits	$33,942	$28,807	$5,135	17.8%
Occupancy and equipment	7,088	5,148	1,940	37.7
Data processing	8,221	8,364	(143)	(1.7)
Other	9,268	9,147	121	1.3
Total noninterest expense	$58,519	$51,466	$7,053	13.7%

Income taxes.   Income tax expense decreased $1.9 million, or 29.3%, to $4.5 million for the year ended December 31, 2020 from $6.4 million for the year ended December 31, 2019, reflecting a decrease in pre-tax income for the period ended December 31, 2020 and a decrease in our effective tax rate. The Company’s effective tax rate was 24.7% for the year ended December 31, 2020 compared to 26.8% for 2019. The decrease in the effective tax rate during the year ended December 31, 2020 was primarily due to higher proportion of favorable permanent adjustments relative to taxable income.

Comparison of Operating Results for the Years Ended December 31, 2019 and 2018

Earnings summary.  We reported net income of $17.3 million for the year ended December 31, 2019, compared to $14.5 million for the year ended December 31, 2018, an increase of $2.8 million, or 19.5%. The increase in net income primarily was the result of increases in net interest income and noninterest income, partially offset by an increase in noninterest expense primarily due to UFC and TIG acquisition-related expenses and the operational costs of additional branch offices.

Diluted earnings per share were $1.47 for the year ended December 31, 2019, a decrease of $0.03 from diluted earnings per share of $1.50 for the year ended December 31, 2018.

Our efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income before provision for loan losses plus noninterest income, was 66.51% for the year ended December 31, 2019, compared to 62.15% for the year ended December 31, 2018. The change in the efficiency ratio for the year ended December 31, 2019 compared to the year ended December 31, 2018 is attributable to increases in noninterest expenses, exceeding increases in net interest income before provision for loan losses plus noninterest income, primarily driven by $6.6 million of merger-related expenses (UFC and TIG acquisitions).

Interest income.  Interest income for the year ended December 31, 2019 was $76.5 million, compared to $56.9 million for the year ended December 31, 2018, an increase of $19.7 million, or 34.6%. The increase in interest income primarily was due to an increase in average interest earning assets, principally loans, which was driven by the UFC and TIG s acquisitions and, to a lesser extent, higher yields on interest earning assets, other than FHLB and FRB stock. Interest income on loans increased $16.3 million as a result of a $246.3 million increase in the average total loan balance and a 26 basis point increase in the average yield. The average yield earned on loans for the year ended December 31, 2019 was 5.68%, compared to 5.42% for the year ended December 31, 2018. Interest income on loans for the year ended December 31, 2019 included $4.8 million in accretion of purchase accounting fair value adjustments on acquired loans, compared to $3.2 million for the year ended December 31, 2018. The remaining net discount on these acquired loans was $8.0 million and $7.5 million at December 31, 2019 and 2018, respectively.

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

Interest expense.  Interest expense increased by $3.7 million, or 76.7%, to $8.7 million for the year ended December 31, 2019 from $4.9 million for the year ended December 31, 2018. The average cost of interest bearing liabilities increased 28 basis points to 0.90% for the year ended December 31, 2019 from 0.62% for the year ended December 31, 2018. Total average interest bearing liabilities increased by $173.0 million, or 21.8%, to $966.5 million for the year ended December 31, 2019, from $793.5 million for the year ended December 31, 2018, due largely to the UFC and TIG acquisitions.

Interest expense on deposits increased $3.7 million, or 83.0%, to $8.2 million during the year ended December 31, 2019 from $4.5 million in 2018, primarily due to higher market interest rates over the last year and higher interest rates paid on deposits acquired in the UFC acquisition compared to our legacy deposit base. The average rate paid on interest bearing deposits increased to 0.85% for the year ended December 31, 2019 from 0.57% for the year ended December 31, 2018. The effect of the increase in the average cost of deposits was partially offset by increases in noninterest bearing deposit average balances. The average balance of noninterest bearing deposits totaled $498.8 million for the year ended December 31, 2019, compared to $347.6 million for the year ended at December 31, 2018. Interest expense on borrowings was $567,000 for the year ended December 31, 2019, compared to $480,000 for 2018, as a result of the junior subordinated debentures assumed in connection with our acquisitions and the $6.0 million term loan obtained in connection with our United Business Bank, FSB acquisition, which was repaid in the second quarter of 2018.

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

Provision for loan losses.  We recorded a provision for loan losses of $2.2 million for the year ended December 31, 2019, compared to a provision for loan losses of $1.8 million for the year ended December 31, 2018, an increase of $400,000. The provision primarily was a result of the migration of acquired loans out of the discounted acquired loan portfolio and their subsequent transition to the non-acquired loan pool which requires a reserve allocation. During the year ended December 31, 2019, our allowance for loan losses specific reserves increased to $171,000, from $10,000 the year prior. We recorded no provision for loan losses for acquired loans related to the acquired non-purchased credit impaired loans as accounted for in accordance with ASC Topic 310-20, for both the years ended December 31, 2019 and 2018. In addition, no additional provisions were recorded on the purchase credit impaired loans accounted for in accordance with ASC Topic 310-30 during 2019 and 2018. We had a net recovery of $36,000 for the year ended December 31, 2019 compared to net charge-offs of $917,000 for the year ended December 31, 2018. For the year ended December 31, 2019, charge-offs decreased due to $669,000 of charge-offs related to a single commercial and industrial loan that occurred in 2018. The ratio of net recoveries/charge-offs to average total loans outstanding was 0.00% for the year ended December 31, 2019 and (0.09)% for the year ended December 31, 2018. The allowance for loan losses to total loans, was 0.51% at December 31, 2019 compared to 0.53% at December 31, 2018.

Noninterest income.  Noninterest income increased $2.5 million, or 35.1%, to $9.6 million for the year ended December 31, 2019 compared to $7.1 million for the year ended December 31, 2018. During the current year, the Company sold $38.4 million of SBA loans (guaranteed portion), which generated a gain on sale of $3.0 million. Servicing charges and other fees increased $668,000, or 33.2%, to $2.7 million for the year ended December 31, 2019, compared to $2.0 million for the year ended December 31, 2018, due to higher deposit balances and an increase in the number of deposit accounts, driven by the UFC and TIG acquisitions. Loan servicing and other loan fees increased $702,000, or 56.5%, to $1.9 million for the year ended December 31, 2019, compared to $1.2 million for the year ended December 31, 2018, due primarily to an increase in our SBA loan servicing portfolio and the related servicing fee income which was driven by the UFC and TIG acquisitions.

The following table presents the key components of noninterest income for the years ended December 31, 2019 and 2018.

	Years ended December 31,
	2019	2018	$ Change	% Change

	(Dollars in thousands)
Gain on sale of loans	$2,999	$2,061	$938	45.5%
Service charges and other fees	2,678	2,010	668	33.2
Loan servicing and other loan fees	1,945	1,243	702	56.5
Gain on sale of premises	187	—	187	100.0
Income on investment in SBIC fund	669	452	217	48.0
Other income and fees	1,091	1,316	(225)	(17.1)
Total noninterest income	$9,569	$7,082	$2,487	35.1%

Noninterest expense.  Noninterest expense increased $14.8 million, or 40.4%, to $51.5 million for the year ended December 31, 2019 compared to $36.7 million for the year ended December 31, 2018. The increase was primarily due to a $7.4 million, or 34.3%, increase in salary and benefits as a result of an increase in the number of employees and severance benefits of $800,000 paid due to the UFC and TIG acquisitions, and normal salary adjustments. Average full-time equivalent employees increased to 304 at December 31, 2019 compared to 214 for the same period in 2018. Occupancy and equipment expense increased $889,000, or 20.9%, primarily due additional occupancy costs related to the operation of the 10 branches acquired from UFC and TIG. As of December 31, 2019, we operated 32 full-service branches, compared to 22 a year earlier. Data processing expense increased $4.6 million, or 119.8%, for the year ended December 31, 2019 compared to last year due primarily to the UFC and TIG acquisitions and higher transaction volumes from the increase in the number of our deposit accounts. Noninterest expense for the year ended December 31, 2019 included $6.6 million of acquisition-related expenses comprised of $835,000 in salaries and benefits, $4.4 million in data processing expenses, $938,000 in professional fees and $480,000 in all other expenses.

The following table presents the key components of noninterest expense for the periods indicated:

	Years ended December 31,
	2019	2018	$ Change	% Change

	(Dollars in thousands)
Salaries and related benefits	$28,807	$21,444	$7,363	34.3%
Occupancy and equipment	5,148	4,259	889	20.9
Data processing	8,364	3,806	4,558	119.8
Other	9,147	7,160	1,987	27.8
Total noninterest expense	$51,466	$36,669	$14,797	40.4%

Income taxes.  Income tax expense increased $377,000, or 6.3%, to $6.4 million for the year ended December 31, 2019 from $6.0 million for the year ended December 31, 2018, reflecting an increase in pre- tax income for the period ended December 31, 2019 and the nondeductible expenses incurred in the UFC and TIG acquisitions. The Company’s effective tax rate was 26.8% for the year ended December 31, 2019 compared to 29.3% for 2018. The increase in the income tax expense and decrease in effective tax rate during the year ended December 31, 2019 were primarily due to a lower state income tax during the period.

Liquidity and Capital Resources

Planning for our normal business liquidity needs, both expected and unexpected, is done on a daily and short term basis through the cash management function. On a longer term basis, it is accomplished through the budget and strategic planning functions, with support from internal asset/liability management software model projections.

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

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. To support the origination of PPP loans, the Federal Reserve authorized the PPPLF to supply liquidity to participating financial institutions through term financing on a non-recourse basis at a rate of 35 basis points, with PPP loans as collateral at face value. The maturity date of this extension of credit will equal the maturity date of the pledged PPP loan. We currently do not intend to use the PPPLF, as we held a substantial cash and cash equivalent position at December 31, 2020. Further, as of December 31, 2020, the Bank had an available borrowing capacity of $421.2 with the FHLB of San Francisco, and Federal Funds lines with available commitments totaling $75.0 million with four correspondent banks. There were no amounts outstanding under these facilities at December 31, 2020 and December 31, 2019. Additionally, the Company classifies its securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our security portfolio is of high quality and the securities would therefore be marketable.

We use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. Loan commitments and letters of credit were $110.7 million and $128.9 million at December 31, 2020 and 2019, respectively, and certificates of deposit scheduled to mature in one year or less at December 31, 2020, totaled $193.4 million. It is management’s policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that most of our maturing certificates of deposit will remain with us.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $10.0 million and $7.0 million for the years ended December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, net cash used in investing activities, which consisted primarily of net change in loans receivable and purchases, sales and maturities of investment securities, was $73.7 million, compared to $927,000 of cash provided by investing activities for the year ended December 31, 2019. Net cash provided by financing activities, which is comprised primarily of net change in deposits, proceeds from the issuance of the Notes and other borrowings, was $67.6 million for the year ended December 31, 2020, compared to $36.1 million of net cash used in financing activities for the year ended December 31, 2019.

Baycom Corp is a separate legal entity from the Bank and must provide for its own liquidity. At December 31, 2020, the Company, on an unconsolidated basis, had liquid assets of $49.5 million. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders, funds paid out for Company stock repurchases, and payments on trust-preferred securities and the Notes held at the Company level. The Company has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends.

The Bank, as a state-chartered, federally insured commercial bank, and member of the Federal Reserve is subject to the capital requirements established by the Federal Reserve. The Federal Reserve requires the Bank to maintain capital adequacy that generally parallels the FDIC requirements. The capital adequacy requirements are quantitative measures established by regulation that require the Bank to maintain minimum amounts and ratios of capital. The FDIC requires the Bank to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 Leverage Capital to average assets. Consistent with our goal to operate a sound and profitable organization, our policy is for the Bank to maintain “Well Capitalized” status under the Federal Reserve regulations. Based on capital levels at December 31, 2020 and 2019, the Bank was considered to be Well Capitalized.

The table below shows the capital ratios under the Basel III capital framework as of the dates indicated:

					Minimum
			Minimum		Regulatory
			Regulatory		Requirement for
	Actual		Requirement		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
BayCom Corp
As of December 31, 2020
Tier 1 leverage ratio	$201,519	9.58%	$84,180	4.00%	$105,225	5.00%
Common equity tier 1 capital	201,519	12.78	70,942	4.50	102,472	6.50
Tier 1 capital to risk-weighted assets	211,004	13.38	94,590	6.00	126,120	8.00
Total capital to risk-weighted assets	293,919	18.64	126,120	8.00	157,650	10.00
United Business Bank
As of December 31, 2020
Tier 1 leverage ratio	$224,169	10.18%	$88,109	4.00%	$110,136	5.00%
Common equity tier 1 capital	224,169	14.22	70,920	4.50	102,440	6.50
Tier 1 capital to risk-weighted assets	224,169	14.22	94,560	6.00	126,080	8.00
Total capital to risk-weighted assets	242,084	15.36	126,080	8.00	157,600	10.00

In addition to the minimum capital ratios, the Bank has to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 capital greater than 2.5% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. At December 31, 2020, the Bank’s Common Equity Tier 1 capital exceeded the required capital conservation buffer.

For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company’s subsidiary banks to be Well Capitalized under the prompt corrective action regulations. If the Company was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at December 31, 2020, the Company would have exceeded all regulatory capital requirements.

For additional information see “Item 1. Business-Supervision and Regulation — Bank Regulation — Capital Matters”, “Regulatory Capital Compliance” and Note 19, “Regulatory Matters” in the Notes to the Consolidated Financial Statements, included in “Item 8. Financial Statements and Supplementary Data”, within this report.

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

For information about our loan commitments, unused lines of credit and standby letters of credit, see Note 16 — Commitment and Contingencies in the Notes to the Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data” within this report.

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

Our primary approach to model interest rate risk is Net Interest Income at Risk (“NII at Risk”). Under NII at Risk, net interest income is modeled utilizing various assumptions for assets, liabilities, and derivatives.

We report NII at Risk to isolate the change in income related solely to interest earning assets and interest bearing liabilities. The NII at Risk results reflect the analysis used quarterly by management. It models gradual parallel shifts in market interest rates based on the indicated interest rate environments implied by the forward yield curve over a two-year period. No rates in the model are allowed to go below zero. Given that the current targeted federal funds rate is between 0.00% and 0.25%, a decline by 200 and 300 basis points is not reported.

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

	Net Interest Income Sensitivity Immediate Changes in Rates (1)
	-100	+100	+200	+300

	(Dollars in thousands)
December 31, 2020
Dollar change	$(1,546)	$9,123	$19,237	$29,885
Percent change	(1)%	7%	14%	21%
December 31, 2019
Dollar change	$(6,372)	$9,850	$19,685	$29,378
Percent change	(9)%	6%	12%	18%
(1)	This data does not reflect any actions that we may undertake in response to changes in interest rates such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on net interest income, if any.

The overall lower NII sensitivity, with respect to a drop in interest rates, at December 31, 2020 compared to December 31, 2019, is primarily due the current low interest rate environment and the decrease in the amount of variable loans in our total loan portfolio (primarily due to fixed rate PPP loans originated during the year ended December 31, 2020). Not only did the proportion of variable loans go down, but a significantly higher proportion of these variable loans are already at their floor interest rate. In addition, our long-term debt is tied to fixed rates and the proportion of noninterest bearing deposits in our total deposit base is increasing, which are two factors that limit the sensitivity of interest expense to any change in rates.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

BayCom Corp

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BayCom Corp and Subsidiary (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Moss Adams LLP

Los Angeles, California

March 22, 2021

We have served as the Company’s auditor since 2018.

BAYCOM CORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2020 and 2019

(In thousands, except for share data)

2
	December 31,	December 31,
	2020	2019
ASSETS
Cash and due from banks	$29,683	$23,476
Federal funds sold	269,646	271,906
Cash and cash equivalents	299,329	295,382
Interest bearing deposits in banks	7,718	1,739
Investment securities available-for-sale	115,590	119,889
Federal Home Loan Bank ("FHLB") stock, at par	7,737	7,174
Federal Reserve Bank ("FRB") stock, at par	7,605	6,731
Loans held for sale	8,664	2,226
Loans, net of allowance for loan losses of $17,500 and $7,400 at December 31, 2020 and 2019, respectively	1,625,812	1,450,229
Premises and equipment, net	15,139	10,529
Other real estate owned ("OREO")	429	574
Core deposit intangible	8,302	9,185
Cash surrender value of bank owned life insurance ("BOLI") policies, net	20,910	20,244
Right-of-use assets ("ROU")	12,049	15,291
Goodwill	38,838	35,466
Interest receivable and other assets	27,544	19,518
Total assets	$2,195,666	$1,994,177
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest and interest bearing deposits	$1,838,397	$1,701,183
Other borrowings	5,000	—
Junior subordinated deferrable interest debentures, net	8,322	8,242
Subordinated debt, net	63,372	—
Salary continuation plan	4,009	3,658
Lease liabilities	12,328	15,599
Interest payable and other liabilities	11,647	11,275
Total liabilities	1,943,075	1,739,957
Commitments and contingencies (Note 16)
Shareholders' equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding at both December 31, 2020 and 2019	—	—
Common stock, no par value; 100,000,000 shares authorized; 11,295,397 and 12,444,632 shares issued and outstanding at December 31, 2020 and 2019, respectively	167,242	184,043
Additional paid in capital	287	287
Accumulated other comprehensive income, net of tax	2,697	1,251
Retained earnings	82,365	68,639
Total shareholders’ equity	252,591	254,220
Total liabilities and shareholders’ equity	$2,195,666	$1,994,177

The accompanying notes are an integral part of the consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2020, 2019 and 2018

(In thousands, except for share and per share data)

	2020	2019	2018
Interest income:
Loans, including fees	$82,186	$65,462	$49,120
Investment securities and interest bearing deposits in banks	4,213	10,292	7,071
FHLB dividends	340	495	446
FRB dividends	453	295	223
Total interest and dividend income	87,192	76,544	56,860
Interest expense:
Deposits	6,954	8,165	4,462
Subordinated debt	1,405	—	—
Other borrowings	540	567	480
Total interest expense	8,899	8,732	4,942
Net interest income	78,293	67,812	51,918
Provision for loan losses	10,320	2,224	1,842
Net interest income after provision for loan losses	67,973	65,588	50,076
Noninterest income:
Gain on sale of loans	1,835	2,999	2,061
Service charges and other fees	2,548	2,678	2,010
Loan servicing and other loan fees	2,465	1,945	1,243
Gain on sale of premises	40	187	—
Income on investment in SBIC fund	875	669	452
Other income and fees	1,012	1,091	1,316
Total noninterest income	8,775	9,569	7,082
Noninterest expense:
Salaries and employee benefits	33,942	28,807	21,444
Occupancy and equipment	7,088	5,148	4,259
Data processing	8,221	8,364	3,806
Other expense	9,268	9,147	7,160
Total noninterest expense	58,519	51,466	36,669
Income before provision for income taxes	18,229	23,691	20,489
Provision for income taxes	4,503	6,373	5,996
Net income	$13,726	$17,318	$14,493
Earnings per common share:
Basic earnings per common share	$1.15	$1.47	$1.50
Weighted average shares outstanding	11,965,245	11,759,334	9,692,009

Diluted earnings per common share	$1.15	$1.47	$1.50
Weighted average shares outstanding	11,965,245	11,759,334	9,692,009

The accompanying notes are an integral part of the consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31, 2020, 2019 and 2018

(In thousands)

	2020	2019	2018
Net income	$13,726	$17,318	$14,493
Other comprehensive income:
Change in unrealized gain on available-for-sale securities	2,024	1,896	(442)
Deferred tax (expense) benefit	(578)	(542)	126
Other comprehensive income (loss), net of tax	1,446	1,354	(316)
Total comprehensive income	$15,172	$18,672	$14,177

The accompanying notes are an integral part of the consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended December 31, 2020, 2019 and 2018

(In thousands, except for share data)

				Accumulated
		Common	Additional	Other		Total
	Number of	Stock	Paid in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Capital	Income/(Loss)	Earnings	Equity
Balance, January 1, 2018	7,496,995	$81,307	$287	$213	$36,828	$118,635
Net income					14,493	14,493
Other comprehensive loss, net				(316)		(316)
Restricted stock granted	93,380					—
Stock based compensation		1,180				1,180
Initial public offering ("IPO"), net	3,278,900	66,761				66,761
Balance, December 31, 2018	10,869,275	$149,248	$287	$(103)	$51,321	$200,753
Net income					17,318	17,318
Other comprehensive income, net				1,354		1,354
Restricted stock granted	77,335					—
Stock based compensation		1,154				1,154
Issuance of shares	1,991,809	44,598				44,598
Repurchase of shares	(493,787)	(10,957)				(10,957)
Balance, December 31, 2019	12,444,632	184,043	287	1,251	68,639	254,220
Net income					13,726	13,726
Other comprehensive income, net				1,446		1,446
Restricted stock granted	129,066					—
Restricted stock forfeited	(1,432)					—
Stock based compensation		1,456				1,456
Repurchase of shares	(1,276,869)	(18,257)				(18,257)
Balance, December 31, 2020	11,295,397	$167,242	$287	$2,697	$82,365	$252,591

The accompanying notes are an integral part of the consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2020, 2019 and 2018

(In thousands)

	2020	2019	2018
Cash flows from operating activities:
Net income	$13,726	$17,318	$14,493
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	10,320	2,224	1,842
Increase (decrease) in deferred tax assets	(2,538)	1,375	740
Accretion on acquired loans	(5,100)	(4,313)	(2,944)
Gain on sale of loans	(1,835)	(2,999)	(2,061)
Proceeds from sale of loans	23,953	38,410	28,959
Loans originated for sale	(32,635)	(52,462)	(37,773)
Gain on sale of premises, net	(40)	(187)	—
Gain on sale of OREO	(86)	(112)	(70)
Loss on impairment of building held for sale	—	—	600
Accretion on junior subordinated debentures	80	81	59
Increase in cash surrender value of life insurance policies	(666)	(642)	(301)
Amortization/accretion of premiums/discounts on investment securities, net	689	507	441
Depreciation and amortization	1,864	1,207	935
Core deposit intangible amortization	1,832	1,624	1,171
Stock based compensation expense	1,456	1,154	1,180
Increase (decrease) in deferred loan origination fees, net	3,396	85	(103)
Increase in interest receivable and other assets	(1,155)	(12,041)	(848)
Increase (decrease) in salary continuation plan, net	351	320	(708)
(Decrease) increase in interest payable and other liabilities	(3,615)	15,407	625
Net cash provided by operating activities	9,997	6,956	6,237
Cash flows from investing activities:
Proceeds from maturities of interest bearing deposits in banks	10,061	2,241	1,491
Purchase of investment securities	(21,195)	(16,858)	(41,353)
Proceeds from the maturities, repayments and calls of investment securities	31,215	12,698	5,077
Proceeds from the sales of investment securities	—	16,800	32,300
Purchase of Federal Home Loan Bank stock	(398)	(236)	(236)
Purchase of Federal Reserve Bank stock	(874)	(1,858)	(921)
(Increase) decrease in loans, net	(82,215)	(48,454)	4,267
Proceeds from death benefits on BOLI investments	—	—	1,382
Proceeds from sale of premises	660	4,961	—
Proceeds from sale of OREO	736	457	729
Purchase of equipment and leasehold improvements, net	(3,215)	(1,399)	(1,013)
Net cash (paid out) received from acquisitions	(8,432)	32,575	(12,974)
Net cash (used in) provided by investing activities	(73,657)	927	(11,251)

The accompanying notes are an integral part of the consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

For the years ended December 31, 2020, 2019 and 2018

(In thousands)

	2020	2019	2018
Cash flows from financing activities:
Increase in noninterest and interest bearing deposits, net	111,241	13,435	69,144
Decrease in time deposits, net	(92,174)	(38,560)	(51,163)
Repayment of junior subordinated debentures	(1,575)	—	—
Proceeds from issuance of subordinated debt, net	63,372	—	—
Advances from Federal Home Loan Bank	110,000	—	—
Repayment of Federal Home Loan Bank borrowings	(105,000)	—	—
Increase in other borrowings	6,000	—	—
Repayment of other borrowings	(6,000)	—	(6,000)
Repurchase of common stock	(18,257)	(10,957)	—
Proceeds from initial public offering, net	—	—	66,761
Net cash provided by (used in) financing activities	67,607	(36,082)	78,742
Increase (decrease) in cash and cash equivalents	3,947	(28,199)	73,728
Cash and cash equivalents at beginning of period	295,382	323,581	249,853
Cash and cash equivalents at end of period	$299,329	$295,382	$323,581

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$9,214	$7,454	$4,939
Income taxes paid, net	8,071	5,054	5,402
Non-cash investing and financing activities:
Change in unrealized gain on available-for-sale securities, net of tax	$1,446	$1,354	$(316)
Transfer of loans to other real estate owned	505	—	394
Recognition of ROU assets	760	17,181	—
Recognition of lease liability	707	17,201	—
Acquisition:
Assets acquired, net of cash received	$109,429	$463,091	$143,542
Liabilities assumed	120,409	471,940	138,526
Cash consideration	13,886	57,998	23,523
Common stock issued	—	44,598	—
Goodwill	3,372	20,872	4,229

The accompanying notes are an integral part of the consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

1.            ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BayCom Corp (the “Company”), a California corporation, is the bank holding company for United Business Bank (the “Bank”), a California state-chartered bank. The Company is primarily engaged in the business of planning, directing and coordinating the business activities of the Bank, its wholly owned operating subsidiary.

The Bank, formerly known as Bay Commercial Bank, opened for business on July 20, 2004. The Bank provides a broad range of financial services primarily to local small and mid-sized businesses, service professionals and individuals through its 34 full-service banking branches. The main office is located in Walnut Creek, California and branch offices are located in Oakland, Castro Valley, Mountain View, Napa, Stockton (2), Pleasanton, Livermore, San Jose, Long Beach, Sacramento, San Francisco, Buena Park, Los Angeles, and Garden Grove, California, and Seattle, Washington (2), New Mexico (5) and Colorado (11). The Company is subject to regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve”). The Bank is subject to regulation by the California Department of Financial Protection and Innovation (“DFPI”), which until September 29, 2020 was known as the California Department of Business Oversight, and as a state-member bank, by the Federal Reserve.

The Company has two subsidiary grantor trusts, First ULB Statutory Trust I (“FULB Trust”) and Bethlehem Capital Trust (“BFC Trust”) (collectively, the “Trusts”) which were established in connection with the issuance of trust preferred securities (see Note 13). In accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), the accounts and transactions of the Trusts are not included in the accompanying consolidated financial statements. The Trusts were acquired through acquisitions.

The accounting and reporting policies of the Company conform to U.S. GAAP and prevailing practice within the banking industry. As an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, the consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of December 31, 2020, there is no significant difference in the comparability of the consolidated financial statements as a result of this extended transition period.

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

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

Business Combinations

On February 4, 2020, the Company acquired all of the assets and assumed all of the liabilities of Grand Mountain Bancshares, Inc. (“GMB”) and its wholly owned subsidiary Grand Mountain Bank, under a Merger and Plan of Reorganization dated November 4, 2019.

On October 21, 2019, the Company acquired all of the assets and assumed all of the liabilities of TIG Bancorp (“TIG”) and its subsidiary, First State Bank of Colorado, under a Merger and Plan of Reorganization dated June 28, 2019.

On May 24, 2019, the Company acquired all of the assets and assumed all of the liabilities of Uniti Financial Corporation (“UFC”) and its subsidiary, Uniti Bank, under a Merger and Plan of Reorganization dated December 7, 2018.

On November 30, 2018, the Company acquired all of the assets and assumed all of the liabilities of Bethlehem Financial Corporation (“BFC”) and its subsidiary, MyBank, under a Merger and Plan of Reorganization dated August 10, 2018.

The acquired assets and assumed liabilities, both tangible and intangible for all acquisitions were measured at estimated fair values, as required by the acquisition method of accounting for business combinations Financial Accounting Standards Board (“FASB”) ASC 805, Business Combinations. Management made significant estimates and exercised significant judgment in accounting for the acquisition. For additional information, see “Note 2-Acquisitions.”

Cash and Cash Equivalents

Cash equivalents are defined as short-term, highly liquid investments both readily convertible into known amounts of cash and so near maturity that there is insignificant risk of change in value because of changes in interest rates. Generally, only investments with original maturities of three months or less at the time of purchase qualify as cash equivalents. Cash and cash equivalents include cash and due from banks and federal funds sold. Generally, banks are required to maintain noninterest bearing cash reserves equal to a percentage of certain deposits. For the years ended December 31, 2020 and 2019, $92.7 million and $72.8 million in reserve balances were required, respectively.

As of December 31, 2020 and 2019, the Company had cash deposits at other financial institutions in excess of FDIC insured limits. The Company places these deposits with major financial institutions and management monitors the financial condition of these institutions and believes the risk of loss to be minimal. At December 31, 2020 and 2019, the Company held interest bearing money market accounts in these financial institutions totaling $20.0 million and $42.0 million, with a yield of 0.25% and 2.50%, respectively.

Interest bearing Deposits in Banks

The Company invests in certificates of time deposits with other banks. At December 31, 2020 and 2019, the certificates of time deposits with other banks totaled $7.7 million and $1.7 million, with a yield of 2.54% and 1.99%, respectively. These deposits do not exceed FDIC limits and mature between one and six years.

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

(Tables in thousands, except for share and per share data)

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

Federal Home Loan Bank Stock

As a member of the FHLB, the Bank is required to own common stock in the FHLB based on the level of borrowings and outstanding FHLB advances. FHLB stock is carried at cost and is periodically evaluated for impairment based on ultimate recovery of par value. Cash dividends from the FHLB are reported as interest income.

Federal Reserve Bank Stock

As a member of the FRB, the Bank is required to own stock in the FRB of San Francisco based on a specified ratio relative to our capital. FRB stock is recorded at cost and redeemable at par value. FRB stock is periodically evaluated for impairment based on ultimate recovery of par value. Cash dividends are reported as interest income.

Loans

Loans are stated at the principal amount outstanding, net of the allowance for loan losses, net deferred fees, and unearned discounts, if any. The Company holds loans receivable primarily for investment purposes. The Company purchases and sells interests in certain loans referred to as participations. The participations are sold without recourse.

The Company acquires loans in business combinations that are recorded at estimated fair value as of their purchase date. The purchaser cannot carryover the related allowance for loan losses as probable credit losses are considered in the estimation of fair value. Purchased loans are accounted for under ASC 310-30, Loans and Debt Securities with Deteriorated Credit Quality, or ASC 310-20, Non-refundable Fees and other Costs. Certain acquired loans exhibited credit quality deterioration since origination and are therefore being accounted for under ASC 310-30. The acquired loans that did not exhibit credit quality deterioration are accounted for under ASC 310-20.

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

The Paycheck Protection Program (“PPP”), established by the Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act") and implemented by the U.S. Small Business Administration (“SBA”), provided the Bank

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

with delegated authority to process and originate PPP loans. When certain criteria are met, PPP loans are subject to forgiveness and the Bank will receive payment of the forgiveness amount from the SBA. PPP loans have a contractual term of two or five years and provide borrowers with an automatic payment deferral of principal and interest. PPP processing fees are deferred and recognized into interest income on straight line basis over the contractual life of the loans, but may be accelerated upon forgiveness or prepayment.

Loans Purchased

From time to time, the Bank may purchase whole-loans including multi-family residential, single-family residential and commercial and industrial loans that were not acquired in bank acquisitions. As of December 31, 2020 and 2019, purchased loans outstanding totaled $188.3 million and $141.6 million respectively. Purchase premiums remaining on the purchased loans totaled $1.8 million and $2.0 million at December 31, 2020 and 2019, respectively. The purchased loans consist of adjustable rate multi-family residential mortgages on properties within the Company’s markets and adjustable rate commercial and industrial loans both inside and outside the Company’s markets.

The purchase decision is usually based on several factors, including current loan origination volumes, market interest rates, excess liquidity, our continuous efforts to meet the credit needs of certain borrowers under the Community Reinvestment Act (“CRA”), as well as other asset/liability management strategies. All of the purchased loans are selected using the Bank’s normal underwriting criteria at the time of purchase, or in some cases guaranteed by third parties. At December 31, 2020 and 2019, none of the purchased loans were past due 30 days or more. At December 31, 2020 and 2019, the Company has allocated approximately $2.1 million and $597,000, respectively, of the allowance for loan losses to the purchased loans. These loans are reserved for under the Company’s general allowance component. The increase in the reserves is consistent with the overall increase in allowance for loan losses during the year.

Purchased Credit Impaired Loans

The Company purchases individual loans and groups of loans, some of which show evidence of credit deterioration since origination. The purchased credit impaired (“PCI”) loans are recorded at the amount paid, since there is no carryover of the seller’s allowance for loan losses.

PCI loans are accounted for individually or aggregated into pools of loans on common risk characteristics. The Company estimates the amount and timing of expected cash flows for the loan or pool. The expected cash flows in excess of the amount paid are recorded as interest income over the life of the loan (“accretable yield”). The excess of the loan’s or pool’s contractual principal and interest over the expected cash flows is not recorded (“nonaccretable differences”). Over the life of the loan or pool, expected cash flows continue to be estimated. If the present value of the expected cash flows is less than the amount, a loss is recorded as a provision for loan losses. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of the future interest income.

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

Salaries, employee benefits and other expenses totaling $1.0 million were deferred as loan origination costs for both years ended December 31, 2020 and 2019.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

Allowance for Loan Losses

The allowance for loan losses is evaluated on a regular basis by management. Periodically, the Company charges current earnings with provisions for estimated probable losses of loans receivable. The provision or adjustment takes into consideration the adequacy of the total allowance for loan losses giving due consideration to specifically identified problem loans, the financial condition of the borrower, fair value of the underlying collateral, recourse provisions, prevailing economic conditions, and other factors. Additional consideration is given to the Company’s historical loan loss experience relative to the Company’s loan portfolio concentrations related to industry, collateral and geography. The Company considers this concentration of credit risk when assessing and assigning qualitative factors in the allowance for loan losses. Portfolio segments identified by the Company include commercial and industrial, construction and land, commercial real estate including multifamily, residential real estate and consumer. This evaluation is inherently subjective and requires estimates that are susceptible to significant change as additional or new information becomes available. Relevant risk characteristics for the Company’s loan portfolio segments include vintage of the loan, debt service coverage, loan-to-value ratios and other financial performance ratios. At December 31, 2020 and 2019, management believes the allowance for loan losses adequately reflects the credit risk in the loan portfolio.

Generally, the allowance for loan losses consists of various components including a component for specifically identified weaknesses as a result of individual loans being impaired, a component for general non-specific weakness related to historical experience, economic conditions and other factors that indicate probable loss in the loan portfolio. Loans determined to be impaired are individually evaluated by management for specific risk of loss.

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

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

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

A loan may be considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

The Company did not designate loans with payment deferrals granted due to the novel coronavirus of 2019 (“COVID-19’) pandemic as delinquent in accordance with provisions of CARES Act” and the Consolidated Appropriations Act, 2021 (the “CAA, 2021”) and related regulatory guidance. Additional analysis was completed on the allowance for loan losses during 2020 based on the significance of loan modifications in accordance with the CARES Act and regulatory guidance and loan risk rating downgrades as well as additional risk factors related to COVID-19. Loan modifications in accordance with the CARES Act and related regulatory guidance are still subject to an evaluation in regard to determining whether or not a loan is deemed to be impaired.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

Troubled Debt Restructuring

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring (“TDR”). The Company measures any loss on the TDR in accordance with the guidance concerning impaired loans set forth above. Additionally, loans modified in troubled debt restructurings are generally placed on non-accrual status at the time of restructuring and included in impaired loans. These loans are returned to accrual status after the borrower demonstrates performance with the modified terms for a sustained period of time (generally six months) and has the capacity to continue to perform in accordance with the modified terms of the restructured debt. The Company elected to apply the temporary relief under the CARES Act and related bank regulatory guidance to certain eligible short-term modifications and past due loans. Qualifying loan modifications were not classified as TDR for accounting or disclosure purposes until 180 days following a loan's initial modification under the CARES Act and related bank regulatory guidance at which time those loans were classified as a TDR.

Other Real Estate Owned

Other real estate owned (“OREO”) acquired through, or in lieu of foreclosure is held-for-sale and are initially recorded at fair value, less selling expenses. At transfer, any write-downs to fair value are charged to the allowance for loan losses. Costs to hold OREO are expensed when incurred. After transfer, the Company obtains updated appraisals or market valuation analyses on all OREO, and is able to update information collected at time of transfer. If the periodic valuation indicates a decline in the fair value below recorded carrying value, an additional write-down or valuation allowance for OREO losses is established as a charge to earnings. Fair value is based on current market conditions, appraisals, and estimated sales values of similar properties. Operating expenses of such properties, net of related income, are included in other expenses.

Premises and Equipment

Land is carried at cost. Premises and equipment are stated at historical cost less accumulated depreciation or amortization. Depreciation is determined using the straight-line method based on the estimated useful lives of the assets.

Estimated useful life (years)
Buildings	Up to 27.5 years
Furniture, fixtures, and equipment	3 to 7 years
Leasehold improvements	Shorter of useful lives or the terms of the leases

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

Goodwill, Core Deposit Intangible and Long-Lived Assets

Goodwill is determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and the liabilities assumed as of the acquisition date. Goodwill and other intangible assets are assessed for impairment annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. The Company performed its annual impairment analysis and determined no impairment existed as of December 31, 2020. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Core deposit intangible represents the estimated future benefit of deposits related to an acquisition and is booked separately from the related deposits and amortized over an estimated useful life of seven to ten years.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

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

Loans serviced for others totaled $260.3 million and $281.6 million as of December 31, 2020 and 2019, respectively. Servicing assets, included in interest receivable and other assets in the consolidated statements of financial condition, totaled $1.8 million and $2.1 million as of December 31, 2020 and 2019, respectively. Total servicing liabilities, included in interest payable and other liabilities on the consolidated balance sheets, were $26,000 and $104,000 as of December 31, 2020 and 2019, respectively.

In connection with the sale of the Company’s SBA loans, the Company recognizes servicing assets when servicing rights are retained. The Company initially recognizes and measures at fair value servicing rights obtained by SBA loan sales. The Company subsequently measures these servicing assets by using the amortization method, which amortizes servicing assets in proportion to, and over the period of, estimated net servicing income. The amortization of the servicing assets is analyzed periodically and is adjusted to reflect changes in prepayment rates and other estimates. The servicing asset and the related amortization are netted against other non-operating income in the consolidated statement of income. Gain or loss on sale of loans is included in noninterest income.

Loans Held for Sale

Periodically, the Company sells loans and retains the servicing rights. The gain or loss on sale of loans depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer.

The portions of the SBA loans that are guaranteed by the SBA are classified by management as loans held for sale since the Company intends to sell these loans. Loans held for sale are recorded at their lower aggregate cost or estimated fair value. During 2020, the Company sold $24.0 million of SBA loans in the secondary market, all of which settled by end of year 2020. During 2019, the Company sold $33.3 million of SBA loans in the secondary market, all of which settled by end of year 2019.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

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

Reserve for Unfunded Commitments

The reserve for unfunded commitments is established through a provision for losses-unfunded commitments, the changes of which are recorded in noninterest expense. The reserve for unfunded commitments is an amount that Management believes will be adequate to absorb probable losses inherent in existing commitments, including unused portions of revolving lines of credit and other loans, standby letters of credit, and unused deposit account overdraft privileges. The reserve for unfunded commitments is based on evaluations of the collectability, and prior loss experience of unfunded commitments. The evaluations take into consideration such factors as changes in the nature and size of the loan portfolio, overall loan portfolio quality, loan concentrations, specific problem loans and related unfunded commitments, and current economic conditions that may affect the borrower’s or depositor’s ability to pay.

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

Most of our revenue-generating transactions are not subject to Topic 606, including revenue generated from financial instruments, such as our loans and investment securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of the new guidance. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with clients, and therefore, does not experience significant contract balances. As of December 31, 2020 and December 31, 2019, the Company did not have any significant contract balances. The following are descriptions of revenues within the scope of ASC 606.

Deposit fees and service charges

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

Merchant fee income

Merchant fee income represents fees earned by the Company for card payment services provided to its merchant clients. The Company outsources these services to a third party to provide card payment services to these merchants. The third-party provider passes the payments made by the merchants through to the Company. The Company, in turn, pays the third-party provider for the services it provides to the merchants. These payments to the third party provider are recorded as expenses as a net reduction against fee income. In addition, a portion of the payment received represents interchange fees which are passed through to the card issuing bank. Income is primarily earned based on the dollar volume and number of transactions processed. The performance obligation is satisfied and the related fee is earned when each payment is accepted by the processing network.

Gain/loss on other real estate owned, net

The Company records a gain or loss from the sale of other real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed of trust. When the Company finances the sale of other real estate owned to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on sale, the Company adjusts the transaction price and related gain or loss on sale if a significant financing component is present.

Stock Based Compensation

Restricted Equity Grants

The Company granted restricted stock to directors and employees in 2020 and 2019. The grant-date fair value of the award is amortized on the straight-line basis over the requisite service period, which is generally the vesting period, as compensation expense in salaries and benefits for employees and other noninterest expense for directors.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

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

Repurchase of Common Stock

On February 22, 2021, the Company announced that its Board of Directors approved a stock repurchase program for the repurchase of up to 560,000 shares of its common stock, or approximately 5% of its outstanding shares, over a one-year period through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. This is the fourth stock repurchase plan since October 2019.

The first three stock repurchase plans, announced by the Company in October 2019, March 2020 and October 2020 authorized the repurchase of a total of 1,854,922 shares. During the year ended December 31, 2020, the Company, utilizing the three above referenced plans, repurchased a total of 1,276,869 shares. As of December 31, 2020, 84,266 shares remained available for future purchases under the October 2020 stock repurchase plan. During the year ended December 31, 2019, the Company repurchased a total of 493,787 shares.

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

Recent Accounting Pronouncements Adopted in 2020

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. This guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation, and goodwill impairment will simply be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The amendments in this ASU are required for public business entities and other entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. The Company adopted this ASU on January 1, 2020, with no material impact on its consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

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

In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842) - Codification Improvements. The changes in this amendment include: (1) determining the fair value of the underlying asset by lessors that are not manufacturers or dealers; (2) presentation on the statement of cash flows – sales types and direct financing leases; and (3) transition disclosures related to Topic 250, Accounting Changes and Error Corrections. This ASU specifically provides an exception to the paragraph 250-10-50-3 that would otherwise have required interim disclosures in the period an accounting change including the effect of that change on income from continuing operations, net income, any other financial statement line item, and any affected per share amounts. For items 1 and 2, this ASU is effective for fiscal and interim periods beginning after December 15, 2020. Item 3 does not have an effective date because the amendments related to transition disclosures are included in Topic 842. The Company adopted ASU 2019-01 on January 1, 2020. The adoption of ASU 2019-01 did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Guidance Not Yet Effective

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

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

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

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

Recent Events

The CARES Act, signed into law on March 27, 2020 also provided guidance around the modification of loans as a result of the COVID-19 pandemic, providing, among other criteria, that modifications made between March 1, 2020, and the earlier of December 31, 2020, or 60 days after the COVID-19 national emergency is terminated, on a good faith basis to borrowers who were current as of December 31, 2019, are exempt from accounting requirements for TDRs. This includes modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment. On April 7, 2020, the federal banking regulators issued a revised interagency statement on loan modifications and the reporting for financial institutions working with customers affected by the COVID-19 pandemic ("Interagency Statement"). The Interagency Statement confirmed that COVID-19 related short-term loan modifications (e.g., payment deferrals of six months or less) provided to borrowers that were current (less than 30 days past due) at the time the relief was granted are not TDR loans. Borrowers that do not meet the criteria in the CARES Act or the Interagency Statement are assessed for TDR loan classification in accordance with the Company’s accounting policies. As of December 31, 2020, the amount of portfolio loans remaining under payment/relief agreements totaled $66.7 million. The majority of these modifications involved short-term (e.g. less than six months) extensions and/or interest-only periods. On December 27, 2020, the CAA, 2021 was signed into law. Among other purposes, this act provides additional coronavirus emergency response and relief, including extending relief offered under the CARES Act related to troubled debt restructurings as a result of COVID-19 through January 1, 2022 or 60 days after the end of the national emergency declared by the President, whichever is earlier.

Subsequent Events

Management has evaluated subsequent events for potential recognition and disclosure through March 22, 2021, the date the financial statements were issued, and did not identify such events.

Reclassifications

Certain prior year amounts are reclassified to conform to the current year presentation. None of the reclassifications impact net income or earnings per common share.

2.            ACQUISITIONS

On February 4, 2020, the Company completed its acquisition of GMB. As of the acquisition date, GMB merged into the Company and Grand Mountain Bank, GMB’s wholly owned bank subsidiary, merged into United Business Bank. The acquisition expanded the Company’s market share in Colorado with the addition of four branches located in Grand County, Colorado. In an all-cash transaction, the Company paid GMB shareholders $3.40 in cash in exchange for each share of GMB common stock representing an aggregate transaction value of approximately $13.9 million.

On October 21, 2019, the Company entered the Colorado market with its acquisition of TIG. As of the acquisition date, TIG merged into the Company and First State Bank of Colorado, TIG’s wholly owned banking subsidiary, merged into United Business Bank. The Company added seven branches throughout Colorado. The Company paid TIG shareholders an aggregate of 876,803 shares of its common stock and paid an aggregate cash consideration of $20.2 million. The total consideration transferred was $39.9 million.

On May 24, 2019, the Company completed its acquisition of UFC. As of the acquisition date, UFC merged into the Company and Uniti Bank, UFC’s wholly owned banking subsidiary, merged into United Business Bank. The acquisition increased the Company’s market share in California, through the addition of three branch offices located in Southern California. BayCom issued an aggregate of 1,115,006 shares of its common stock and paid aggregate cash consideration of $37.8 million. The total consideration transferred was $62.7 million.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

On November 30, 2018, the Company acquired all of the assets and assumed all of the liabilities of Bethlehem Financial Corporation (“BFC”) and its wholly owned subsidiary, MyBank, under a Merger and Plan of Reorganization dated August 10, 2018.

The following table summarizes the fair value of the assets acquired and liabilities assumed at the acquisition date:

	GMB	TIG	UFC
	Acquisition	Acquisition	Acquisition
	Date	Date	Date
	February 4, 2020	October 21, 2019	May 24, 2019
Fair value of assets:
Cash and due from banks	$5,454	$6,146	$6,392
Federal funds sold	—	55,955	22,080
Total cash and cash equivalents	5,454	62,101	28,472
Interest bearing deposits in banks	16,040	—	—
Investment securities available-for-sale	4,369	26,382	5,096
FHLB stock, at par	165	241	1,535
FRB stock, at par	—	792	—
Loans, net	98,410	137,183	276,719
Premises and equipment, net	3,879	3,480	463
OREO	—	42	76
Core deposit intangible	949	3,038	566
Deferred tax assets, net	728	308	234
Servicing asset	—	—	1,824
Interest receivable and other assets	929	2,079	3,033
Total assets acquired	130,923	235,646	318,018
Liabilities:
Deposits
Noninterest bearing	30,937	77,157	143,082
Interest bearing	87,210	125,597	122,704
Total Deposits	118,147	202,754	265,786

Junior subordinated debentures, net	1,575	—	—
Interest payable and other liabilities	687	2,014	1,386
Total liabilities assumed	120,409	204,768	267,172

Stock issued	—	19,711	24,887
Cash consideration	13,886	20,184	37,814
Goodwill	$3,372	$9,017	$11,855

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

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

Pro Forma Results of Operations (Unaudited)

The operating results of the Company in the consolidated statements of income include the operating results of BFC (November 30, 2018), UFC, TIG and GMB, since their respective acquisition dates. The following table represents the net interest income, net income, basic and diluted earnings per share, as if the mergers with BFC, UFC, TIG and GMB were effective January 1, 2020, 2019 and 2018, for the respective years in which each acquisition was closed. The unaudited pro forma information in the following table is intended for informational purposes only and is not necessarily indicative of future operating results or operating results that would have occurred had the mergers been completed at the beginning of each respective year. No assumptions have been applied to the pro forma results of operation regarding possible revenue enhancements, expense efficiencies or asset dispositions.

Unaudited pro forma net interest income, net income and earnings per share are presented below:

	December 31,	December 31,	December 31,
	2020	2019	2018
Net interest income	$78,695	$80,649	$82,141
Net income	12,929	20,447	21,263
Basic earnings per share	$1.08	$1.74	$2.19
Diluted earnings per share	1.08	1.74	2.19

These amounts include the acquisition-related third party expenses, accretion of the discounts on acquired loans and amortization of the fair value mark adjustments on core deposit intangible.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

Acquisition Expenses

Acquisition expenses are recognized as incurred and continue until all systems are converted and operational functions become fully integrated. The Company incurred third-party acquisition expenses in the consolidated statements of income for the periods indicated are as follows:

	December 31, 2020	December 31, 2019			December 31, 2018
	GMB Merger	TIG	Uniti	Total	BFC
Professional fees	$369	$403	$535	$938	$130
Data processing	2,000	1,709	2,657	4,366	1,290
Severance expense	266	257	578	835	536
Other	383	115	365	480	369
Total	$3,018	$2,484	$4,135	$6,619	$2,325

3.            INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale at the dates indicated are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
December 31, 2020
U.S. Treasuries	$—	$—	$—	$—
U.S. Government Agencies	5,523	25	(4)	5,544
Municipal securities	15,992	695	—	16,687
Mortgage-backed securities	34,567	2,033	(22)	36,578
Collateralized mortgage obligations	26,649	1,054	(8)	27,695
SBA securities	7,661	52	(46)	7,667
Corporate bonds	21,417	85	(83)	21,419
Total	$111,809	$3,944	$(163)	$115,590

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
December 31, 2019
U.S. Treasuries	$999	$—	$—	$999
U.S. Government Agencies	10,033	64	(7)	10,090
Municipal securities	17,888	408	(5)	18,291
Mortgage-backed securities	42,931	860	(48)	43,743
Collateralized mortgage obligations	28,197	476	(68)	28,605
SBA securities	9,550	2	(66)	9,486
Corporate bonds	8,534	141	—	8,675
Total	$118,132	$1,951	$(194)	$119,889

During year ended December 31, 2020, the Company did not sell any available-for-sale investment. During the year ended December 31, 2019, the Company sold $16.8 million in available-for-sale investments and a net gain of $6,000 was recorded.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

The estimated fair value and gross unrealized losses for securities available-for-sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position at the dates indicated are as follows:

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
December 31, 2020
U.S. Treasuries	$—	$—	$—	$—	$—	$—
U.S. Government Agencies	1,511	(4)	—	—	1,511	(4)
Municipal securities	502	—	—	—	502	—
Mortgage-backed securities	2,164	(10)	478	(12)	2,642	(22)
Collateralized mortgage obligations	1,742	(3)	797	(5)	2,539	(8)
SBA securities	562	(1)	3,705	(45)	4,267	(46)
Corporate bonds	10,432	(81)	1,001	(2)	11,433	(83)
Total	$16,913	$(99)	$5,981	$(64)	$22,894	$(163)

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
December 31, 2019
U.S. Treasuries	$—	$—	$—	$—	$—	$—
U.S. Government Agencies	1,497	(1)	1,514	(6)	3,011	(7)
Municipal securities	3,147	(5)	—	—	3,147	(5)
Mortgage-backed securities	7,772	(47)	81	(1)	7,853	(48)
Collateralized mortgage obligations	4,155	(56)	883	(12)	5,038	(68)
SBA securities	6,937	(24)	1,530	(42)	8,467	(66)
Corporate bonds	—	—	—	—	—	—
Total	$23,508	$(133)	$4,008	$(61)	$27,516	$(194)

Certain investment securities shown in the previous tables have fair values less than amortized cost and therefore contain unrealized losses. At December 31, 2020, management has evaluated all securities and has determined that no securities are other than temporarily impaired. Because the Company does not intend to sell and it is more likely than not that management will not be required to sell the securities prior to their anticipated recovery, which may be maturity, the Company does not consider these securities to be other-than temporarily impaired.

At December 31, 2020, the Company held 284 investment securities, of which 24 were in a loss position for more than twelve months and 23 were in an unrealized loss position for less than twelve months. These temporary unrealized losses relate principally to current interest rates for similar types of securities. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

The amortized cost and estimated fair value of securities available-for-sale at the dates indicated by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2020		December 31, 2019
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
Available-for-sale
Due in one year or less	$7,273	$7,342	$10,737	$10,781
Due after one through five years	19,424	20,322	24,078	24,560
Due after five years through ten years	34,165	34,898	22,914	23,366
Due after ten years	50,947	53,028	60,403	61,182
Total	$111,809	$115,590	$118,132	$119,889

At December 31, 2020 and 2019, there were no securities pledged.

4.            LOANS

The Company’s loan portfolio at the dates indicated is summarized below:

	December 31,	December 31,
	2020	2019
Commercial and industrial	$309,961	$169,291
Construction and land	22,696	36,321
Commercial real estate	1,144,560	1,093,142
Residential	164,724	156,764
Consumer	5,218	2,562
Total loans	1,647,159	1,458,080
Net deferred loan fees	(3,847)	(451)
Allowance for loan losses	(17,500)	(7,400)
Net loans	$1,625,812	$1,450,229

During the year ended December 31, 2020, the Bank participated in the PPP, a guaranteed unsecured loan program enacted under the CARES Act to provide near-term relief to help small businesses impacted by COVID-19 sustain operations. PPP loans included in commercial and industrial business loans totaled $136.5 million, all of which are fully guaranteed by the SBA. The Bank expects that the great majority of PPP borrowers will seek full or partial forgiveness of their loan obligations in accordance with the CARES Act.

For the years ended December 31, 2020 and 2019, impaired loans on nonaccrual were $8.4 million and $6.8 million, respectively. Interest foregone on nonaccrual loans was approximately $118,000 and $238,000 for the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2020 and 2019, the Company had floating or variable rate loans totaling $936.7 million and $920.9 million, respectively. As of December 31, 2020, a total of $634.1 million have interest rate floors, of which $558.9 million are at their floors. As of December 31, 2019, a total of $578.6 million have interest rate floors, of which $406.1 million are at their floors.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

The Company’s total impaired loans, including nonaccrual loans, accruing TDR loans and accreting PCI loans that have experienced post-acquisition declines in cash flows expected to be collected are summarized as follows:

	Commercial	Construction	Commercial
	and industrial	and land	real estate	Residential	Consumer	Total
December 31, 2020
Recorded investment in impaired loans:
With no specific allowance recorded	$120	$36	$5,689	$2,040	$—	$7,885
With a specific allowance recorded	728	—	451	155	—	1,334
Total recorded investment in impaired loans	$848	$36	$6,140	$2,195	$—	$9,219
Specific allowance on impaired loans	420	—	77	24	—	521
December 31, 2019
Recorded investment in impaired loans:
With no specific allowance recorded	$436	$2,737	$2,505	$1,488	$1	$7,167
With a specific allowance recorded	182	—	270	—	12	464
Total recorded investment in impaired loans	$618	$2,737	$2,775	$1,488	$13	$7,631
Specific allowance on impaired loans	95	—	64	—	12	171

Year ended December 31, 2020
Average recorded investment in impaired loans	$ 844	$ 2,095	$ 3,468	$ 1,731	$ 2	$ 8,140
Interest recognized	4	151	46	—	—	201
Year ended December 31, 2019
Average recorded investment in impaired loans	1,893	1,369	2,131	593	3	5,989
Interest recognized	34	—	33	6	—	73

In 2020 and 2019, the Company recorded no charge-offs related to restructured loans. As of December 31, 2020 and 2019, TDR loans had a related allowance of $35,000 and $171,000, respectively. There are no commitments to lend additional amounts to borrowers with outstanding loans that are classified as TDRs at December 31, 2020. As of December 31, 2020 and 2019, $798,000 and $789,000 of TDR loans were performing in accordance with their modified terms, respectively.

A summary of TDRs by type of concession and type of loan as of the years ended:

	Number of	Rate	Term	Rate & term
	loans	modification	modification	modification	Total
Year ended December 31, 2020
Commercial and industrial	2	$—	$31	$—	$31
Construction and land	—	—	—	—	—
Commercial real estate	2	—	1,180	—	1,180
Residential	1	—	155	—	155
Consumer	—	—	—	—	—
Total	5	$—	$1,366	$—	$1,366

	Number of	Rate	Term	Rate & term
	loans	modification	modification	modification	Total
Year ended December 31, 2019
Commercial and industrial	3	$—	$447	$—	$447
Construction and land	1	—	2,737	—	2,737
Commercial real estate	2	—	444	—	444
Residential	—	—	—	—	—
Consumer	—	—	—	—	—
Total	6	$—	$3,628	$—	$3,628

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

The following tables present information for loans by class, modified as TDRs, during the years indicated:

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	loans	Investment	Investment
Year ended December 31, 2020
Commercial and industrial	1	$24	$24
Construction and land	—	—	—
Commercial real estate	—	—	—
Residential	1	160	160
Consumer	—	—	—
Total	2	$184	$184

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	loans	Investment	Investment
Year ended December 31, 2019
Commercial and industrial	3	$507	$507
Construction and land	1	2,737	2,737
Commercial real estate	2	444	444
Residential	—	—	—
Consumer	—	—	—
Total	6	$3,688	$3,688

The following tables represent the internally assigned risk grade by class of loans at the years indicated:

		Special
	Pass	Mention	Substandard	Doubtful	Total
December 31, 2020
Commercial and industrial	$295,245	$10,466	$4,250	$—	$309,961
Construction and land	22,346	313	37	—	22,696
Commercial real estate	1,112,085	26,329	6,146	—	1,144,560
Residential	161,161	1,333	2,230	—	164,724
Consumer	5,216	—	2	—	5,218
Total	$1,596,053	$38,441	$12,665	$—	$1,647,159

		Special
	Pass	mention	Substandard	Doubtful	Total
December 31, 2019
Commercial and industrial	$166,613	$1,166	$1,512	$—	$169,291
Construction and land	32,879	93	3,349	—	36,321
Commercial real estate	1,071,771	16,021	5,350	—	1,093,142
Residential	153,484	1,215	2,065	—	156,764
Consumer	2,541	—	21	—	2,562
Total	$1,427,288	$18,495	$12,297	$—	$1,458,080

All loans modified due to COVID-19 are separately monitored and any request for continuation of relief beyond the initial modification will be reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

The following table provides an aging of the Company’s loans receivable as of the years indicated:

								Recorded
			90 Days					investment >
	30–59 Days	60–89 Days	or more	Total			Total loans	90 days and
	past due	past due	past due	past due	Current	PCI loans	receivable	accruing
December 31, 2020
Commercial and industrial	$265	$128	$707	$1,100	$308,239	$622	$309,961	$—
Construction and land	65	—	269	334	22,311	51	22,696	233
Commercial real estate	254	406	1,518	2,178	1,129,966	12,416	1,144,560	—
Residential	80	155	1,412	1,647	160,556	2,521	164,724	—
Consumer	1	—	—	1	5,217	—	5,218	—
Total	$665	$689	$3,906	$5,260	$1,626,289	$15,610	$1,647,159	$233

								Recorded
			90 Days					investment >
	30–59 Days	60–89 Days	or more	Total			Total loans	90 days and
	past due	past due	past due	past due	Current	PCI loans	receivable	accruing
December 31, 2019
Commercial and industrial	$923	$1,480	$207	$2,610	$166,137	$544	$169,291	$26
Construction and land	325	88	2,961	3,374	32,724	223	36,321	224
Commercial real estate	4,668	4,698	1,460	10,826	1,068,211	14,105	1,093,142	—
Residential	531	122	1,392	2,045	152,261	2,458	156,764	—
Consumer	14	—	13	27	2,533	2	2,562	—
Total	$6,461	$6,388	$6,033	$18,882	$1,421,866	$17,332	$1,458,080	$250

PCI Loans

The unpaid principal balance and carrying value of the Company’s PCI loans at the years indicated are as follows:

	December 31, 2020		December 31, 2019
	Unpaid		Unpaid
	principal	Carrying	principal	Carrying
	balance	value	balance	value
Commercial and industrial	$1,000	$622	$1,225	$544
Construction and land	100	51	338	223
Commercial real estate	14,096	12,416	15,930	14,105
Residential	3,127	2,521	3,238	2,458
Consumer	—	—	8	2
Total	$18,323	$15,610	$20,739	$17,332

In connection with the Company's acquisitions, the contractual amount and timing of undiscounted principal and interest payments and the estimated amount and timing of undiscounted expected principal and interest payments were used to estimate the fair value of PCI loans at the acquisition date. The difference between these two amounts represented the nonaccretable difference. On the acquisition date, the amount by which the undiscounted expected cash flows exceed the estimated fair value of the acquired loans is the “accretable yield”. The accretable yield is then measured at each financial reporting date and represented the difference between the remaining undiscounted expected cash flows and the current carrying value of the loans. For PCI loans the accretable yield is accreted into interest income over the life of the estimated remaining cash flows. At each financial reporting date, the carrying value of each PCI loan is compared to an updated estimate of expected principal payment or recovery on each loan. To the extent that the loan carrying amount exceeds the updated expected principal payment or recovery, a provision of loan loss would be recorded as a charge to income and an allowance for loan loss established.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

At December 31, 2020, the accretable and nonaccretable differences were approximately $383,000 and $2.3 million, respectively. At December 31, 2019, the accretable and nonaccretable differences were approximately $554,000 and $2.9 million, respectively. The Company increased the allowance for loan losses for PCI loans by $107,000 during the year ended December 31, 2020, compared to no increase during the year ended December 31, 2019.

The following table reflects the changes in the accretable yield of PCI loans for the years indicated:

	December 31,	December 31,
	2020	2019
Balance at beginning of period	$554	$256
Additions	291	492
Removals	(51)	632
Transfers from nonaccretable yield	—	94
Accretion	(411)	(920)
Balance at end of period	$383	$554

5.            ALLOWANCE FOR LOAN LOSSES

The following table summarizes the Company’s allowance for loan losses and loan balances individually and collectively evaluated for impairment by loan product and collateral type as of or for the periods ending as indicated.

	Commercial	Construction	Commercial
	and industrial	and land	real estate	Residential	Consumer	Total
December 31, 2020
Allowance for loan losses
Beginning balance	$1,788	$167	$5,004	$427	$14	$7,400
Charge-offs	(199)	(20)	—	(1)	(17)	(237)
Recoveries	13	—	4	—	—	17
Provision for loan losses	2,440	231	6,203	1,430	16	10,320
Ending balance	$4,042	$378	$11,211	$1,856	$13	$17,500

Allowance for loan losses by methodology:
Loans individually evaluated for impairment	$420	$—	$77	$24	$—	$521
Loans collectively evaluated for impairment	3,515	378	11,134	1,832	13	16,872
PCI loans	107	—	—	—	—	107

Loans receivable by methodology:
Individually evaluated for impairment	$848	$36	$6,140	$2,195	$—	$9,219
Collectively evaluated for impairment	308,491	22,609	1,126,004	160,008	5,218	1,622,330
PCI loans	622	51	12,416	2,521	—	15,610
Total loans	$309,961	$22,696	$1,144,560	$164,724	$5,218	$1,647,159

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

	Commercial	Construction	Commercial
	and industrial	and land	real estate	Residential	Consumer	Total
December 31, 2019
Allowance for loan losses
Beginning balance	$1,094	$352	$3,460	$231	$3	$5,140
Charge-offs	—	—	(17)	(1)	(4)	(22)
Recoveries	57	—	—	1	—	58
Provision (reclassification) for loan losses	$637	(185)	1,561	196	15	2,224
Ending balance	1,788	$167	$5,004	$427	$14	$7,400

Allowance for loan losses by methodology:
Loans individually evaluated for impairment	$171	$-	$-	$-	$-	$171
Loans collectively evaluated for impairment	1,617	167	5,004	427	14	7,229
PCI loans	-	-	-	-	-	—

Loans receivable by methodology:
Individually evaluated for impairment	$618	$2,737	$2,775	$1,488	$13	$7,631
Collectively evaluated for impairment	168,129	33,361	1,076,262	152,818	2,547	1,433,117
PCI loans	544	223	14,105	2,458	2	17,332
Total loans	$169,291	$36,321	$1,093,142	$156,764	$2,562	$1,458,080

6.            PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at the dates indicated:

	December 31,	December 31,
	2020	2019
Premises owned	$10,891	$7,906
Leasehold improvements	3,274	2,362
Furniture, fixtures and equipment	6,940	5,053
Less accumulated depreciation and amortization	(5,966)	(4,792)
Total premises and equipment, net	$15,139	$10,529

Depreciation and amortization included in occupancy and equipment expense totaled $1.9 million, $1.2 million and $935,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

7.            LEASES

The Company leases 19 branches under noncancelable operating leases. These leases expire on various dates through 2030. The Company’s leases often have an option to renew one or more times, at the Company’s discretion, following the expiration of the initial term. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. The Company uses the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term.

The below maturity schedule represents the undiscounted lease payments for the five-year period and thereafter as of December 31, 2020.

Year ending December 31,
2021	$3,118
2022	2,508
2023	2,025
2024	1,424
2025	992
Thereafter	3,332
Total undiscounted cash flows	13,399
Less: interest	(1,071)
Present value of lease payments	$12,328

The following table presents the remaining weighted average lease term and discount rate at the date indicated:

	December 31, 2020
Weighted-average remaining lease term	6.1	years
Weighted-average discount rate	2.72%

Rental expense included in occupancy and equipment on the consolidated statements of income totaled $3.3 million, $3.0 million and $2.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

8.            OTHER REAL ESTATE OWNED

Other real estate owned as of the dates indicated consisted of the following:

	December 31,	December 31,
	2020	2019
Land	$429	$574
Total	$429	$574

As of December 31, 2020, there were two residential mortgage loans in the process of foreclosure totaling $690,000, compared to none at December 31, 2019.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

9.            GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the Company’s goodwill for the periods indicated are as follows:

	December 31,	December 31,
	2020	2019
Balance at beginning of period	$35,466	$14,594
Acquired goodwill	3,372	20,872
Impairment	—	—
Balance at end of period	$38,838	$35,466

Impairment exists when a reporting unit’s fair value is less than its carrying amount, including goodwill. Due to the adverse and unknown economic impacts resulting from the COVID-19 pandemic, the Company performed a goodwill impairment qualitative assessment during each quarter of 2020 to determine if it is not more likely than not that the fair value of the Company’s reporting unit exceeded its carrying value, including goodwill.

As of December 31, 2020 the Company’s qualitative assessment which considered the Company’s continued profitability, positive equity, average community bank merger deal values realized during 2020, net interest margin, allowance for loan loss, and the continued growth in its core deposit portfolio, the Company concluded that the goodwill of the Company’s reporting unit, the Bank, is not more likely than not to be impaired. If adverse economic conditions or the recent decrease in the Company’s stock price and market capitalization as a result of the COVID-19 pandemic were to be deemed sustained rather than temporary, it may significantly affect the fair value of the Company’s goodwill and may require impairment charges. Any impairment charge could have a material adverse effect on the Company’s results of operations and financial condition.

Core Deposit Intangible

Changes in the Company’s core deposit intangible for the periods indicated were as follows:

	December 31,	December 31,
	2020	2019
Balance at beginning of period	$9,185	$7,205
Additions	949	3,604
Less amortization	(1,832)	(1,624)
Balance at end of period	$8,302	$9,185

Estimated annual amortization at December 31, 2020 is as follows:

Year ending December 31,
2021	$1,861
2022	1,854
2023	983
2024	983
2025	896
Thereafter	1,725
Total	$8,302

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

10.         OTHER ASSETS

The Company’s other assets at the dates indicated consisted of the following:

	December 31,	December 31,
	2020	2019
Tax assets, net	$8,577	$5,922
Accrued interest receivable	7,312	5,495
Investment in SBIC Funds	3,497	2,272
Prepaid assets	1,594	1,160
Servicing assets	1,783	2,097
Low income housing partnerships, net	3,002	1,171
Investment in statutory trusts	481	475
Other assets	1,298	926
Total	$27,544	$19,518

11.          DEPOSITS

The Company’s deposits consisted of the following at the dates indicated:

	December 31,	December 31,
	2020	2019
Demand deposits	$678,365	$572,341
NOW accounts and savings	399,772	314,125
Money market	516,560	489,206
Time deposits	243,700	325,511
Total	$1,838,397	$1,701,183

The Company accepts deposits related to real estate transactions qualifying under Section 1031, Tax Deferred Exchanges, of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). These deposits fluctuate as the sellers of real estate have up to six months to invest in replacement real estate to defer the income tax on the property sold. The Company also accepts deposits related to business escrow services. During 2020, the Company started to wind down its escrow services. Deposits related to these activities totaled $4.0 million and $44.4 million at December 31, 2020 and 2019, respectively.

At December 31, 2020, aggregate annual maturities of time deposits are as follows:

Year ending December 31,
2021	$193,455
2022	39,261
2023	6,051
2024	2,501
2025	2,432
Total	$243,700

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

Interest expense, net of early withdrawal penalty, recognized on interest bearing deposits at the dates indicated consisted of the following:

	December 31,	December 31,	December 31,
	2020	2019	2018
NOW accounts and savings	$417	$252	$167
Money market	2,721	2,912	1,895
Time deposits	3,816	5,001	2,400
Total	$6,954	$8,165	$4,462

12.          OTHER BORROWINGS

The Company has an approved secured borrowing facility with the FHLB for up to 25% of total assets for a term not to exceed five years under a blanket lien of certain types of loans. In May 2020, the Bank secured a $10.0 million advance from the FHLB of San Francisco, comprised of two $5.0 million tranches, at no cost, maturing in November 2020 and May 7, 2021. As of December 31, 2020, the first tranche was repaid and the second tranche matures on May 7, 2021. At December 31, 2019, there were no FHLB advances outstanding.

The Company has Federal Funds lines with four correspondent banks. Cumulative available commitments totaled $75.0 and $55.0 million at December 31, 2020 and December 31, 2019, respectively. There are no amounts outstanding under these facilities at December 31, 2020 and 2019.

13.          JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

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

(Tables in thousands, except for share and per share data)

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

The following is a summary of the contractual terms of the subordinated debentures due to the Trusts at the date indicated:

	December 31, 2020
Subordinated debenture	Gross	Mark to market	Net	Interest rate	Effective rate
BFC Trust	$3,093	$(334)	$2,759	2.97%	3.55%
FULB Trust	6,392	(829)	5,563	2.72%	3.28%
Total	$9,485	$(1,163)	$8,322	2.80%	3.37%

	December 31, 2019
Subordinated debenture	Gross	Mark to Market	Net	Interest rate	Effective Rate
BFC Trust	$3,093	$(355)	$2,738	4.65%	6.32%
FULB Trust	6,392	(888)	5,504	4.39%	6.38%
Total	$9,485	$(1,243)	$8,242	4.48%	6.36%

14.          SUBORDINATED DEBT

On August 6, 2020, the Company issued and sold $65.0 million aggregate principal amount of 5.25% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “Notes”) at a public offering price equal to 100% of the aggregate principal amount of the Notes. The offering of the Notes closed on August 10, 2020. The Notes initially bears a fixed interest rate of 5.25% per year. Commencing on September 15, 2025, the interest rate on the Notes resets quarterly to the three-month Secured Overnight Financing rate (“SOFR”) plus a spread of 521 basis points (5.21%), payable quarterly in arrears. Interest on the Notes is payable semi-annually on June 15 and September 15 of each year through September 15, 2025 and quarterly thereafter on March 15, June 15, September 15 and December 15 of each year through the maturity date or early redemption date. The Company, at its option, may redeem the Notes, in whole or in part, on any interest payment date on or after September 15, 2025, without a premium.

15.          INCOME TAXES

Income tax expense for the dates indicated consisted of the following:

	Year Ended December 31,
	2020	2019	2018
Current income tax expense:
Federal	$3,718	$4,813	$3,157
State	2,487	2,935	2,299
Total current tax expense	6,205	7,748	5,456
Deferred income tax (benefit) expense:
Federal	(895)	(938)	517
State	(807)	(437)	23
Total deferred tax (benefit) expense	(1,702)	(1,375)	540
Total income tax expense	$4,503	$6,373	$5,996

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

Income tax expense results in effective tax rates that differ from the statutory federal income tax rate for the years indicated as follows:

	December 31, 2020		December 31, 2019		December 31, 2018
	Amount	Rate%	Amount	Rate%	Amount	Rate%
Federal statutory tax rate	$3,828	21.00%	$5,000	21.00%	$4,303	21.00%
State statutory tax rate, net of federal effective tax rate	1,327	7.28	1,963	8.29	1,835	8.95
Tax exempt interest	(81)	(0.44)	(76)	(0.32)	(51)	(0.25)
Bank owned life insurance	(137)	(0.75)	(132)	(0.56)	(190)	(0.93)
Acquisition expenses	67	0.37	147	0.62	30	0.14
Other	(501)	(2.75)	(529)	(2.23)	69	0.35
Total income tax expense	$4,503	24.70%	$6,373	26.80%	$5,996	29.26%

The Company is subject to federal income tax and state franchise tax. Federal income tax returns for the years ended on or after December 31, 2017 are open to audit by the federal authorities and California, Colorado and New Mexico returns for the years ended on or after December 31, 2016 are open to audit by state authorities.

Deferred tax assets at the dates indicated, included as a component of interest receivable and other assets in the consolidated balance sheets consisted of the following:

	December 31,	December 31,
	2020	2019
Deferred tax assets
Net operating loss carryforward	$3,585	$3,337
Salary continuation plan	1,153	1,066
Allowance for loan losses	5,032	2,157
Stock based compensation	449	377
Lease liability	3,545	4,546
Other liabilities	420	549
Other	1,218	1,205
Total deferred tax assets	15,402	13,237
Deferred tax liabilities
Mark to market adjustment	(1,953)	(1,036)
Depreciation	-	(169)
ROU assets	(3,465)	(4,456)
FHLB stock dividend	(248)	(247)
Unrealized gain on AFS securities	(1,087)	(512)
Other	(767)	(895)
Total deferred tax liability	(7,520)	(7,315)
Deferred tax assets, net	$7,882	$5,922

The utilization of the net operating losses (“NOLs”) is subject to an annual limit pursuant to Section 382 of the Internal Revenue Code. The amount of the annual limitations for Federal and California Franchise Tax purpose is $1.3 million and if not fully utilized, the NOLs will begin to expire in 2028. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are expected to be deductible, Management believes it is more likely than not we will realize the benefit of the remaining deferred tax assets. Accordingly, no valuation allowance has been established as of December 31, 2020 or 2019. At December 31, 2020, Federal, California and Colorado NOLs included in the deferred tax asset totaled $12.5 million, $9.9 million and $3.2 million, respectively.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company evaluated the impact of the CARES Act and determined that none of the changes would result in a material income tax benefit to the Company. On December 27, 2020, the CAA, 2021 was signed into law which extends several provisions of the CARES Act. As of December 31, 2020, the Company determined that neither the CAA, 2021 nor any other changes to income tax laws or regulations in other jurisdictions had a significant impact on the Company’s effective tax rate.

During the years ended December 31, 2020, 2019 and 2018, the Company did not recognize any interest and penalties. The Company had no unrecognized tax benefits as of December 31, 2020 and 2019.

16.          COMMITMENTS AND CONTINGENCIES

Lending and Letter of Credit Commitments

In the normal course of business, the Company enters into various commitments to extend credit which are not reflected in the financial statements. These commitments consist of the undisbursed balance on personal, and commercial lines, including commercial real estate secured lines of credit, and of the undisbursed funds on construction and development loans. The Company also issues standby letter of credit commitments, primarily for the third party performance obligations of clients.

The following table presents a summary of commitments described above as of the dates indicated:

	December 31,	December 31,
	2020	2019
Commitments to extend credit	$108,376	$126,617
Standby letters of credit	2,326	2,317
Total commitments	$110,702	$128,934

Commitments generally have fixed expiration dates or other termination clauses. The actual liquidity needs or the credit risk that the Company will experience will be lower than the contractual amount of commitments to extend credit because a significant portion of these commitments are expected to expire without being drawn upon. The commitments are generally variable rate and include unfunded home equity lines of credit, commercial real estate construction where disbursement is made over the course of construction, commercial revolving lines of credit, and unsecured personal lines of credit. The Company’s outstanding loan commitments are made using the same underwriting standards as comparable outstanding loans. The reserve associated with these commitments included in interest payable and other liabilities on the consolidated balance sheets was $415,000 at both December 31, 2020 and 2019.

Commercial Real Estate Concentrations

At December 31, 2020 and 2019, in management’s judgment, a concentration of loans existed in commercial real estate related loans. The Company’s commercial real estate loans are secured by owner-occupied and non-owner occupied commercial real estate and multifamily properties. Although management believes that loans within these concentrations have no more than the normal risk of collectability, a decline in the performance of the economy in general or a decline in real estate value in the Company’s primary market areas in particular, could have an adverse impact on collectability.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

Other Assets

The Company has commitments to fund Low Income Housing Tax Credit Partnerships (“LIHTC”) and a Small Business Investment Company (“SBIC”). At December 31, 2020, the remaining commitments to the LIHTC and SBIC were approximately $899,000 and $122,000, respectively. At December 31, 2019, the remaining commitment to the LIHTC and SBIC were $3.0 million and $473,000, respectively.

Deposits

At December 31, 2020, approximately $170.1 million, or 9.3%, of the Company’s deposits are derived from the top ten depositors. At December 31, 2019, approximately $157.0 million, or 9.2%, of the Company’s deposits are derived from the top ten depositors.

Local Agency Deposits

In the normal course of business, the Company accepts deposits from local agencies. The Company is required to provide collateral for certain local agency deposits in the states of California, Colorado, New Mexico and Washington. As of December 31, 2020 and 2019, the FHLB issued letters of credit on behalf of the Company totaling $30.1 million and $21.5 million, respectively, as collateral for local agency deposits.

17.          EMPLOYEE BENEFIT PLANS

401(k) Plan

Effective January 1, 2005, the Company adopted a qualified 401(k) profit sharing plan (the “401(k) Plan”) that covers substantially all full-time employees. The 401(k) Plan permits voluntary contributions by participants and provides for voluntary matching contributions by the Company after 90 days of employment. For the years ended December 31, 2020, 2019 and 2018, the Company made contributions to the plan of $642,000, $507,000 and $285,000, respectively.

Salary Continuation Plan

In 2014, the Company established a salary continuation plan for one of its executive officers. In 2017, the Company extended coverage to two additional executive officers. Under the agreements, the Company provides the executive, or their designated beneficiaries, with annual benefits for fifteen years after retirement or death. The contributions are based on the executive’s performance related to Company’s financial performance. These benefits are substantially equivalent to those available under insurance policies purchased by the Company on the life of the executives. At December 31, 2020, approximately $1.6 million of the salary continuation plan was related to plans assumed through the Company’s acquisitions. There are no further requirements to fund these plans.

The expense recognized included in salaries and benefits expense in the consolidated statements of income under the salary continuation agreements defined above totaled $577,000, $545,000 and $432,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

18.          EQUITY INCENTIVE PLANS

2017 Omnibus Equity Incentive Plan

The Company’s shareholders approved the Omnibus Equity Incentive Plan (“2017 Plan”) in November 2017. The 2017 Plan provides for the awarding by the Company’s Board of Directors of equity incentive awards to employees

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

and non-employee directors. An equity incentive award may be an option, stock appreciation rights, restricted stock units, stock award, other stock-based award or performance award granted under the 2017 Plan. Factors considered by the Board in awarding equity incentives to officers and employees include the performance of the Company, the employee’s or officer’s job performance, the importance of his or her position, and his or her contribution to the organization’s goals for the award period. Subject to adjustment as provided in the 2017 Plan, the maximum number of shares of common stock that may be delivered pursuant to awards granted under the 2017 Plan is 450,000. The 2017 Plan provides for an annual restricted stock grant limits to officers, employees and directors. The annual stock grant limit per person for officers and employees is the lessor of 50,000 shares or a value of $2.0 million, and per person for directors the maximum is 25,000 shares. All unvested restricted shares outstanding vest in the event of a change in control of the Company. Awarded shares of restricted stock vest over (i) a one-year period following the date of grant, in the case of the non-employee directors, and (ii) a three-year or five-year period following the date of grant, with the initial vesting occurring on the one-year anniversary of the date of grant, in the case of the executive officers.

2014 Omnibus Equity Incentive Plan

In 2014, shareholders approved an Omnibus Equity Incentive Plan (the “2014 Plan”). A total of 148,962 equity incentive awards have been granted under the 2014 Plan. The awards are shares of restricted stock and have a vesting period of one to five years. No future equity awards will be made from the 2014 Plan.

The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date. For the years ended December 31, 2020, 2019 and 2018, total compensation expense for these plans was $1.5 million, $1.2 million and $1.2 million, respectively.

As of December 31, 2020, there was $2.8 million of total unrecognized compensation cost related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately two years.

The following table provides the restricted stock grant activity for the periods indicated:

	2020		2019
		Weighted-average		Weighted-average
		grant date		grant date
	Shares	fair value	Shares	fair value
Non-vested at January 1,	142,103	$22.11	131,000	$19.18
Granted	129,066	14.05	77,335	23.64
Vested	(65,222)	21.86	(66,232)	20.11
Forfeited	(1,432)	18.93	—	—
Non-Vested, at December 31,	204,515	$17.71	142,103	$22.11

19.         REGULATORY MATTERS

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

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period or, with the approval of the DFPI, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. During the years ended December 31, 2020, 2019 and 2018, the Bank did not pay any dividend to the Company.

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

Under the capital regulations, the minimum capital ratios are: (1) a common equity Tier 1 capital ratio (“CET1 capital”) of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets (“Tier 1 capital”); (3) a total risk-based capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio (the ratio of Tier 1 capital to average total consolidated assets) of 4.0%. CET1 capital generally consists of common stock, retained earnings, accumulated other comprehensive income (“AOCI”) unless an institution elects to exclude AOCI from regulatory capital, and certain minority interests (all of which are subject to applicable regulatory adjustments and deductions). Tier 1 capital generally consists of CET1 capital and noncumulative perpetual preferred stock. Tier 2 capital generally consists of other preferred stock and subordinated debt which meet certain conditions, plus an amount of the allowance for loan and lease losses up to 1.25% of assets. Total capital is the sum of Tier 1 and Tier 2 capital.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital to total average assets (as defined), and minimum ratios of Tier 1 capital (as defined) and CET1 capital to risk-weighted assets (as defined).

Management reviews capital ratios on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet our anticipated future needs. As of December 31, 2020, the most recent regulatory notifications from the Federal Reserve categorized the Bank as “Well Capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would have changed the category.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

The following is a summary of actual capital amounts and ratios as of the dates indicated, for the Company (assuming it was subject to regulatory capital requirements) and the Bank compared to the requirements for minimum capital adequacy and classification as Well Capitalized:

	As of December 31, 2020		As of December 31, 2019
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Leverage Ratio
BayCom Corp	$201,519	9.58%	$207,575	11.15%
Minimum requirement for "Well Capitalized"	105,225	5.00%	93,659	5.00%
Minimum regulatory requirement	84,180	4.00%	74,927	4.00%

United Business Bank	224,169	10.18%	213,749	10.98%
Minimum requirement for "Well Capitalized"	110,136	5.00%	97,313	5.00%
Minimum regulatory requirement	88,109	4.00%	77,850	4.00%

Common Equity Tier 1 Ratio
BayCom Corp	201,519	12.78%	207,575	13.81%
Minimum requirement for "Well Capitalized"	102,472	6.50%	97,714	6.50%
Minimum regulatory requirement	70,942	4.50%	67,648	4.50%

United Business Bank	224,169	14.22%	213,749	14.23%
Minimum requirement for "Well Capitalized"	102,440	6.50%	97,624	6.50%
Minimum regulatory requirement	70,920	4.50%	67,586	4.50%

Tier 1 Risk-Based Capital Ratio
BayCom Corp	211,004	13.38%	217,060	14.44%
Minimum requirement for "Well Capitalized"	126,120	8.00%	120,264	8.00%
Minimum regulatory requirement	94,590	6.00%	90,198	6.00%

United Business Bank	224,169	14.22%	213,749	14.23%
Minimum requirement for "Well Capitalized"	126,080	8.00%	120,153	8.00%
Minimum regulatory requirement	94,560	6.00%	90,114	6.00%

Total Risk-Based Capital Ratio
BayCom Corp	293,919	18.64%	224,875	14.96%
Minimum requirement for “Well Capitalized”	157,650	10.00%	150,330	10.00%
Minimum regulatory requirement	126,120	8.00%	120,264	8.00%

United Business Bank	242,084	15.36%	221,564	14.75%
Minimum requirement for "Well Capitalized"	157,600	10.00%	150,191	10.00%
Minimum regulatory requirement	126,080	8.00%	120,153	8.00%

In addition to the minimum CET1 capital, Tier 1 capital, leverage ratio and total capital ratios, the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

20.          RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company may enter into transactions with related parties, including Directors, shareholders, officers and their associates. These transactions are on substantially the same terms, including rates and collateral, as loans to unrelated parties and do not involve more than normal risk of collection.

The following is a summary of the aggregate loan activity involving related party borrowers for the dates indicated:

	December 31,	December 31,
	2020	2019
Beginning of the year	$19,329	$13,661
Disbursements	949	7,148
Amounts paid	(4,261)	(1,480)
End of year	$16,017	$19,329
Undisbursed commitments to related parties	$821	$1,017

At December 31, 2020 and 2019, the Company had deposits with directors, officers and their associates which totaled approximately $59.1 million and $50.8 million, respectively.

21.          OTHER EXPENSES

For the dates indicated, other expenses consisted of the following:

	December 31,	December 31,	December 31,
	2020	2019	2018
Professional fees	$2,573	$2,532	$1,885
Core deposit premium amortization	1,832	1,624	1,171
Marketing and promotions	731	1,250	979
Stationery and supplies	548	629	460
Insurance (including FDIC premiums)	589	406	556
Communication and postage	652	568	456
Loan default related expense	350	391	(73)
Director fees	324	301	251
Bank service charges	178	89	62
Courier expense	670	484	200
Impairment of asset	—	—	600
Other	821	873	613
Total	$9,268	$9,147	$7,160

The Company expenses marketing and promotions costs as they are incurred. Advertising expense included in marketing and promotions totaled $194,000, $261,000 and $162,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

22.          FAIR VALUE MEASUREMENTS

ASC Topic 820, “Fair Value Measurement,” defines fair value, establishes a framework for measuring fair value including a three-level valuation hierarchy, and expands disclosures about fair value measurements. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date reflecting assumptions that a market participant would use when pricing an asset or liability. The hierarchy uses three levels of inputs to measure the fair value of assets and liabilities as follows:

Level 1 — Quoted prices (unadjusted) for identical assets or liabilities in active markets that the reporting entity has the ability to access at the measurement date.

Level 2 — Observable prices in active markets for similar assets and liabilities; prices for identical or similar assets or liabilities in markets that are not active; directly observable market inputs for substantially the full term of the asset and liability; market inputs that are not directly observable but are derived from or corroborated by observable market data.

Level 3 — Unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

We use fair value to measure certain assets and liabilities on a recurring basis, primarily securities available-for-sale. For assets measured at the lower of cost or fair value, the fair value measurement criteria may or may not be met during a reporting period and such measurements are therefore considered “nonrecurring” for purposes of disclosing our fair value measurements. Fair value is used on a nonrecurring basis to adjust carrying values for impaired loans and other real estate owned and also to record impairment on certain assets, such as goodwill, core deposit intangible, and other long-lived assets.

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

The following assets are measured at fair value on a recurring basis at the dates indicated:

	Total	Level 1	Level 2	Level 3
December 31, 2020
U.S. Treasuries	$—	$—	$—	$—
U.S. Government Agencies	5,544	—	5,544	—
Municipal securities	16,687	—	16,687	—
Mortgage-backed securities	36,578	—	36,578	—
Collateralized mortgage obligations	27,695	—	27,695	—
SBA securities	7,667	—	7,667	—
Corporate bonds	21,419	—	21,419	—
Total	$115,590	$—	$115,590	$—

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

	Total	Level 1	Level 2	Level 3
December 31, 2019
U.S. Treasuries	$999	$999	$—	$—
U.S. Government Agencies	10,090	—	10,090	—
Municipal securities	18,291	—	18,291	—
Mortgage-backed securities	43,743	—	43,743	—
Collateralized mortgage obligations	28,605	—	28,605	—
SBA securities	9,486	—	9,486	—
Corporate bonds	8,675	—	8,675	—
Total	$119,889	$999	$118,890	$—

The following assets are measured at fair value on a nonrecurring basis as of the dates indicated:

	Total	Level 1	Level 2	Level 3
December 31, 2020
Performing impaired loans	$798	$—	$—	$798
Nonperforming impaired loans	8,421	—	—	8,421
OREO	429	—	—	429
Total	$9,648	$—	$—	$9,648

	Total	Level 1	Level 2	Level 3
December 31, 2019
Performing impaired loans	$789	$—	$—	$789
Nonperforming impaired loans	6,842	—	—	6,842
OREO	574	—	—	574
Total	$8,205	$—	$—	$8,205

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

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

23.          FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value disclosure for financial instruments:

Cash and cash equivalents — Cash and cash equivalents include cash and due from banks and Fed funds sold, and are valued at their carrying amounts because of the short-term nature of these instruments.

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

Investment in FHLB and FRB Stock — The carrying value of the FHLB and FRB stock approximates the fair value because the stock is redeemable at par.

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

Loans—Loans with variable interest rates are valued at the current carrying value, because these loans are regularly adjusted to market rates. The fair value of fixed rate with remaining maturities in excess of one year is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities. The allowance for loan losses is considered to be a reasonable estimate of the loan discount related to credit risk.

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

Junior Subordinated Deferrable Interest Debentures — The fair value of junior subordinated deferrable interest debentures is determined based on rates and/or discounted cash flow analysis using interest rates offered in inactive markets for instruments of a similar maturity and structure resulting in a Level 3 classification. The debenture carried at the current carrying value, because the debentures regularly adjusted to market rates.

Subordinated Debt — The fair value of subordinated debt is determined based on rates and/or discounted cash flow analysis using interest rates offered in inactive markets for instruments of a similar maturity and structure resulting in a Level 2 classification.

Undisbursed loan commitments and standby letters of credit — The fair value of the off-balance sheet items is based on discounted cash flows of expected funding.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

The carrying amounts and fair values of the Company’s financial instruments at the dates indicated are presented below:

	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
December 31, 2020
Financial assets:
Cash and cash equivalents	$299,329	$299,329	$299,329	$—	$—
Interest bearing deposits in banks	7,718	7,718	7,718	—	—
Investment securities available-for-sale	111,809	115,590	—	115,590	—
Investment in FHLB and FRB Stock	15,342	15,342	15,342	—	—
Loans held for sale	8,664	8,664	—	8,664	—
Loans, net	1,625,812	1,658,605	—	—	1,658,605
Accrued interest receivable	7,312	7,312	—	7,312	—
Financial liabilities:
Deposits	1,838,397	1,839,973	—	1,839,973	—
Other borrowings	5,000	5,000	—	5,000	—
Junior subordinated deferrable interest debentures, net	8,322	8,124	—	—	8,124
Subordinated debt, net	63,372	63,372	—	63,372	—
Accrued interest payable	1,401	1,401	—	1,401	—
Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	110,702	110,287	—	—	110,287

	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
December 31, 2019
Financial assets:
Cash and cash equivalents	$295,382	$295,382	$295,382	$—	$—
Interest bearing deposits in banks	1,739	1,739	1,739	—	—
Investment securities available-for-sale	118,132	119,889	999	118,890	—
Investment in FHLB and FRB Stock	13,905	13,905	13,905	—	—
Loans held for sale	2,226	2,226	—	2,226	—
Loans, net	1,450,229	1,453,067	—	—	1,453,067
Accrued interest receivable	5,495	5,495	—	5,495	—
Financial liabilities:
Deposits	1,701,183	1,704,428	—	1,704,428	—
Junior subordinated deferrable interest debentures, net	8,242	8,086	—	—	8,086
Accrued interest payable	1,607	1,607	—	1,607	—
Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	128,934	128,519	—	—	128,519

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

24.          PARENT COMPANY ONLY

BAYCOM CORP

BALANCE SHEETS

December 31, 2020 and 2019

	2020	2019
ASSETS
Cash and due from banks	$49,450	$756
Investment in bank subsidiary	275,198	260,394
Interest receivable and other assets	709	1,388
Total assets	$325,357	$262,538
LIABILITIES AND SHAREHOLDERS' EQUITY
Junior subordinated deferrable interest debentures, net	$8,322	$8,242
Subordinated debt, net	63,372	—
Interest payable and other liabilities	1,072	76
Total liabilities	72,766	8,318
Shareholders' equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding at both December 31, 2020 and 2019	—	—
Common stock, no par value; 100,000,000 shares authorized; 11,295,397 and 12,444,632 shares issued and outstanding at December 31, 2020 and 2019, respectively	167,242	184,043
Additional paid in capital	287	287
Accumulated other comprehensive income, net of tax	2,697	1,251
Retained earnings	82,365	68,639
Total shareholders' equity	252,591	254,220
Total liabilities and shareholders' equity	$325,357	$262,538

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

BAYCOM CORP

STATEMENTS OF INCOME

For the years ended December 31, 2020, 2019 and 2018

	2020	2019	2018
Income:
Interest income	$75	$210	$466
Earnings from bank subsidiary	15,216	17,528	14,535
Dividends from statutory trusts	6	18	2
Total income	15,297	17,756	15,003
Expense:
Subordinated debt	1,405	—	—
Other borrowings	503	567	480
Total Interest expense	1,908	567	480
Noninterest expense	363	55	98
Total expense	2,271	622	578
Income before provision for income taxes	13,026	17,134	14,425
Income tax benefit	(700)	(184)	(68)
Net income	$13,726	$17,318	$14,493

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

BAYCOM CORP

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2020, 2019 and 2018

	2020	2019	2018
Cash flows from operating activities:
Net income	$13,726	$17,318	$14,493
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from bank subsidiary	(15,429)	(17,732)	(14,655)
Dividend from bank subsidiary	18,740	20,200	—
Depreciation of furniture, fixtures and equipment	—	1	3
Income tax benefit	(700)	(184)	(68)
Accretion on junior subordinated debentures	80	81	36
Stock-based compensation expense	7	26	45
Decrease in interest receivable and other assets	2,825	888	(88)
Increase (decrease) in interest payable and other liabilities	996	(24)	(217)
Net cash provided by operating activities	20,245	20,574	(451)
Cash flows from investing activities:
Capital contribution to subsidiary	(2,654)	(34,543)	(644)
Net cash paid for acquisitions	(13,886)	(57,998)	(23,523)
Net cash provided by (used in) investing activities	(16,540)	(92,541)	(24,167)
Cash flows from financing activities:
Repayment of junior subordinated debentures	(1,575)	—	—
Proceeds from issuance of subordinated debt, net	63,372	—	—
Increase in other borrowings	6,000	—	—
Repayment of other borrowings	(6,000)	—	(6,000)
Restricted stock issued	1,449	1,128	1,135
Issuance of shares	—	44,598	—
Repurchase of common stock	(18,257)	(10,957)	—
Proceeds from initial public offering, net	—	—	66,761
Net cash provided by financing activities	44,989	34,769	61,896
Increase (decrease) in cash and cash equivalents	48,694	(37,198)	37,278
Cash and cash equivalents at beginning of period	756	37,954	676
Cash and cash equivalents at end of period	$49,450	$756	$37,954

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9(A). Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures:

An evaluation of the disclosure controls and procedures as defined in Rule 13a 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of December 31, 2020 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that based on their evaluation at December 31, 2020, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to BayCom Corp’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective based on those criteria.

(c)   Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2020, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm. We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. As a result, for the year ended December 31, 2020 we were not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

Information concerning the Company’s directors is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in June 2021, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Information concerning the executive officers of the Company and the Bank is contained under the heading “Executive Officers” under Part I, Item 1 of this Form 10-K and is incorporated herein by reference.

Delinquent Section 16(a) Reports

Information concerning the delinquent Section 16 reports is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in June 2021, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and person performing similar functions, and to all of our other employees and our directors. You may obtain a copy of the code of business conduct and ethics free of charge by writing to the Corporate Secretary of BayCom Corp, 500 Ygnacio Valley Road, Suite 200, Walnut Creek, California, 94596, or by calling 925-476-1800. In addition, the code of business conduct and ethics is available on our website at www.unitedbusinessbank.com under “About Us — Investor Information”.

Corporate Governance

Nomination Procedures. There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors.

Audit Committee Matters and Audit Committee Financial Expert. The Board of Directors of the Company has a standing Audit Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee operates under a formal written charter adopted by the Board of Directors. The members of that committee currently consist of Directors Kendall, Chaudhary, Hotchkiss and Laverne, each of whom was considered independent under Nasdaq listing standards. The Board of Directors has determined that Mr. Chaudhary is an “audit committee financial expert” as defined in applicable SEC rules. All members of the Audit Committee (i) are independent as defined under Rule 4200(a)(15) of the Nasdaq Marketplace Rules; (ii) meet the criteria for independence set forth in SEC Rule 10A-3(b)(1); (iii) have not participated in the preparation of the financial statements of the Company or any of its current subsidiaries at any time during the past three years; and (iv) are able to read and understand fundamental financial statements, including our balance sheet, income statement, and cash flow statement.

Additional information concerning the Audit Committee is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in June 2021 (except for information contained under the heading "Report of the Audit Committee"), a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 11. Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in June 2021, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in June 2021, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company

The following table sets forth information as of December 31, 2020 with respect to the Company’s equity compensation plans, all of which were approved by the Company’s shareholders:

Number of securities
	Number of securities to	Weighted-average	remaining available for
	be issued upon exercise	exercise price of	future issuance under
	of outstanding options,	outstanding options,	equity compensation
Plan category	warrants, and rights	warrants, and rights	plans (1)

Equity compensation plans approved by security holders	—	$—	151,247
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	151,247
(1)	All of the shares reported are available for future issuance other than upon the exercise of an option, warrant, or right.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions, our independent directors and our audit and nominating committee charters is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in June 2021, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 14. Principal Accounting Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in June 2021, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:
(1)	Financial Statements: The Consolidated Financial Statements are included in Part II. “Item. 8 Financial Statements and Supplementary Data”.
(2)	Financial Statements Schedules: All schedules are omitted because they are not required or applicable, or the required information is shown in the Consolidated Financial Statements or Notes.
(3)	Exhibits: Included in schedule below.

Exhibit Number	Description
3.1	Articles of Incorporation of BayCom Corp(1)

3.2	Amended and Restated Bylaws of BayCom Corp(2)

4.1	Form of common stock certificate of BayCom Corp(1)

4.2	Description of BayCom Corp’s Securities(3)

4.3	Indenture, date August 6, 2020, between BayCom Corp and Wilmington Trust, National Association, as Trustee(4)

4.4	First Supplemental Indenture, dated August 6, 2020, between BayCom Corp and Wilmington Trust, National Association, as Trustee(4)
4.5	Form of 5.25% Fixed-to-Floating Rate Subordinated Note due 2030 (included in Exhibit 4.2)(4)

10.1+	Amended and Restated Employment Agreement, dated March 5, 2021, among BayCom Corp, United Business Bank and George Guarini(5)

10.2+	Amended and Restated Employment Agreement, dated March 5, 2021, among BayCom Corp, United Business Bank and Janet King(5)

10.3+	Amended and Restated Employment Agreement, dated March 5, 2021, among BayCom Corp, United Business Bank and Keary Colwell(5)

10.4+	Amended and Restated Executive Supplemental Compensation Agreement, dated February 20, 2018, between United Business Bank and George J. Guarini(1)

10.5+	Amended and Restated Executive Supplemental Compensation Agreement, dated February 20, 2018, between United Business Bank and Janet King(1)
10.6+	Amended and Restated Executive Supplemental Compensation Agreement, dated February 20, 2018, between United Business Bank and Keary Colwell.(1)

Exhibit Number	Description
10.7+	Amended and Restated Joint Beneficiary Agreement between United Business Bank and George Guarini(1)

10.8+	Bay Commercial Bank 2014 Equity Incentive Plan(1)

10.9+	Form of Restricted Stock Award Agreement under the Bay Commercial Bank 2014 Equity Incentive Plan(1)

10.10+	BayCom Corp Amended and Restated 2017 Omnibus Equity Incentive Plan(1)

10.11+	Form of Restricted Stock Award Agreement under the BayCom Corp Amended and Restated 2017 Omnibus Equity Incentive Plan(1)

10.12+	Form of Non-Qualified Stock Option Agreement under the BayCom Corp Amended and Restated 2017 Omnibus Equity Incentive Plan(1)

10.13+	Form of Incentive Stock Option Agreement under the BayCom Corp Amended and Restated 2017 Omnibus Equity Incentive Plan(1)

10.14+	Form of Restricted Stock Unit Agreement under the BayCom Corp Amended and Restated 2017 Omnibus Equity Incentive Plan(1)

10.15+	Joint Beneficiary Agreement between United Business Bank and Janet King(1)

10.16+	Joint Beneficiary Agreement between United Business Bank and Keary Colwell(1)

10.17+	Joint Beneficiary Agreement between United Business Bank and Mary Therese Curley(6)

14	Code of Business Conduct and Ethics(7)

21	Subsidiaries of the Registrant(8)

23.1	Consent of Moss Adams LLP

24	Power of Attorney (set forth on signature page).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets; (2) Condensed Consolidated Statements of Income; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Changes in Shareholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

+Indicates management contract or compensatory plan or arrangement.

(1)	Incorporated herein by reference to the Registration Statement on Form S-1 filed on April 11, 2018 (File No. 333-224236).
(2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2020 (File No. 001-38483).
(3)	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-38433).
(4)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on August 10, 2020 (File No. 001-38483).
(5)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2021 (File No. 001-38483).
(6)	Incorporated herein by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the ended June 30, 2018, filed on August 14, 2018 (File No. 001-38433).
(7)	Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.unitedbusinessbank.com in the section titled About Us — Investor Information.

(8)	Incorporated herein by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-38433).

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAYCOM CORP
Date:	March 22, 2021	By:	/s/ George J. Guarini
George J. Guarini
President and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of George J. Guarini and Keary L. Colwell his or her true and lawful attorney- in-fact and agent, with full power of substitution and re-substitution, for him/her and in his/her name, place and stead, in any and all capacities, to sign any amendment to BayCom Corp’s Annual Report on Form 10-K for the year ended December 31, 2020, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming said attorney-in-fact and agent or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ George J. Guarini	Date:	March 22, 2021
George J. Guarini, President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Lloyd W. Kendall	Date:	March 22, 2021
Lloyd W. Kendall, Chairman of the Board and Director

/s/ James S. Camp	Date:	March 22, 2021
James S. Camp, Director

/s/ Harpreet S. Chaudhary	Date:	March 22, 2021
Harpreet S. Chaudhary, Director

/s/ Rocco Davis	Date:	March 22, 2021
Rocco Davis, Director

/s/ Malcolm F. Hotchkiss	Date:	March 22, 2021
Malcolm F. Hotchkiss, Director

/s/ Robert G. Laverne	Date:	March 22, 2021
Robert G. Laverne, MD, Director

/s/ Syvia L. Magid	Date:	March 22, 2021
Syvia L. Magid, Director

/s/ David M. Spatz	Date:	March 22, 2021
David M. Spatz, Director

/s/ Keary L. Colwell	Date:	March 22, 2021
Keary L. Colwell, Senior Executive Vice President and Chief Financial
Officer and Secretary (Principal Financial and Accounting Officer)