Form 10-Q
period 2021-03-31
BayCom Corp
filed 2021-05-13
CIK 1730984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 7, 2021, there were 10,907,966 shares of the registrant’s common stock outstanding.

BAYCOM CORP

QUARTERLY REPORT ON FORM 10-Q

As used throughout this report, the terms “we,” “our,” “us,” “BayCom,” or the “Company” refer to BayCom Corp and its consolidated subsidiary, United Business Bank, which we sometimes refer to as the “Bank,” unless the context otherwise requires.

BAYCOM CORP

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

(unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Cash and due from banks	$34,475	$29,683
Federal funds sold	423,264	269,646
Cash and cash equivalents	457,739	299,329
Interest bearing deposits in banks	6,971	7,718
Investment securities available-for-sale	111,147	115,590
Federal Home Loan Bank ("FHLB") stock, at par	7,737	7,737
Federal Reserve Bank ("FRB") stock, at par	7,617	7,605
Loans held for sale	4,606	8,664
Loans, net of allowance for loan losses of $17,500 at both March 31, 2021 and December 31, 2020	1,566,702	1,625,812
Premises and equipment, net	14,982	15,139
Other real estate owned ("OREO")	186	429
Core deposit intangible	7,848	8,302
Cash surrender value of bank owned life insurance ("BOLI") policies, net	21,075	20,910
Right-of-use assets ("ROU")	12,168	12,049
Goodwill	38,838	38,838
Interest receivable and other assets	30,587	27,544
Total assets	$2,288,203	$2,195,666
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest and interest bearing deposits	$1,927,971	$1,838,397
Other borrowings	5,000	5,000
Junior subordinated deferrable interest debentures, net	8,343	8,322
Subordinated debt, net	63,414	63,372
Salary continuation plan	4,100	4,009
Lease liabilities	12,398	12,328
Interest payable and other liabilities	12,427	11,647
Total liabilities	2,033,653	1,943,075
Commitments and contingencies (Note 18)
Shareholders' equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding at both March 31, 2021 and December 31, 2020	—	—
Common stock, no par value; 100,000,000 shares authorized; 11,187,461 and 11,295,397 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	165,454	167,242
Additional paid in capital	287	287
Accumulated other comprehensive income, net of tax	1,912	2,697
Retained earnings	86,897	82,365
Total shareholders’ equity	254,550	252,591
Total liabilities and shareholders’ equity	$2,288,203	$2,195,666

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for share and per share data)

(unaudited)

	Three months ended
	March 31,
	2021	2020
Interest income:
Loans, including fees	$19,193	$20,620
Investment securities and interest bearing deposits in banks	868	1,635
FHLB dividends	99	126
FRB dividends	112	109
Total interest and dividend income	20,272	22,490
Interest expense:
Deposits	1,206	2,328
Subordinated debt	895	—
Other borrowings	87	125
Total interest expense	2,188	2,453
Net interest income	18,084	20,037
Provision for loan losses	—	1,713
Net interest income after provision for loan losses	18,084	18,324
Noninterest income:
Gain on sale of loans	576	642
Service charges and other fees	604	705
Loan servicing and other loan fees	529	646
Income on investment in Small Business Investment Company (“SBIC”) fund	263	344
Other income and fees	265	241
Total noninterest income	2,237	2,578
Noninterest expense:
Salaries and employee benefits	8,885	8,708
Occupancy and equipment	1,815	1,811
Data processing	1,484	3,623
Other expense	1,901	2,776
Total noninterest expense	14,085	16,918
Income before provision for income taxes	6,236	3,984
Provision for income taxes	1,704	1,166
Net income	$4,532	$2,818
Earnings per common share:
Basic earnings per common share	$0.40	$0.23
Weighted average shares outstanding	11,273,604	12,343,565

Diluted earnings per common share	$0.40	$0.23
Weighted average shares outstanding	11,273,604	12,343,565

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three months ended
	March 31,
	2021	2020
Net income	$4,532	2,818
Other comprehensive income:
Change in unrealized (loss) gain on available-for-sale securities	(1,101)	1,127
Deferred tax benefit (expense)	316	(317)
Other comprehensive (loss) income, net of tax	(785)	810
Total comprehensive income	$3,747	$3,628

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except for share data)

(unaudited)

				Accumulated
		Common	Additional	Other		Total
	Number of	Stock	Paid in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Capital	Income/(Loss)	Earnings	Equity
Balance, December 31, 2019	12,444,632	$184,043	$287	$1,251	$68,639	$254,220
Net income					2,818	2,818
Other comprehensive income, net				810		810
Restricted stock granted	15,173					—
Restricted stock forfeited	(1,432)					—
Stock based compensation		309				309
Repurchase of shares	(228,525)	(4,596)				(4,596)
Balance, March 31, 2020	12,229,848	$179,756	$287	$2,061	$71,457	$253,561

Balance, December 31, 2020	11,295,397	$167,242	$287	$2,697	$82,365	$252,591
Net income					4,532	4,532
Other comprehensive loss, net				(785)		(785)
Restricted stock granted	24,187					—
Stock based compensation		413				413
Repurchase of shares	(132,123)	(2,201)				(2,201)
Balance, March 31, 2021	11,187,461	$165,454	$287	$1,912	$86,897	$254,550

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three months ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net income	$4,532	$2,818
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	1,713
Increase in deferred tax assets	(29)	(260)
Accretion on acquired loans	(642)	(1,324)
Gain on sale of loans	(576)	(642)
Proceeds from sale of loans	6,800	8,409
Loans originated for sale	(9,702)	(11,200)
Gain on sale of premises, net	(12)	—
Gain on sale of OREO	(36)	—
Accretion on junior subordinated debentures	21	20
Increase in cash surrender value of life insurance policies	(165)	(162)
Amortization/accretion of premiums/discounts on investment securities, net	109	187
Depreciation and amortization	520	472
Core deposit intangible amortization	454	473
Stock based compensation expense	413	309
Increase in deferred loan origination fees, net	798	62
Increase in interest receivable and other assets	(2,768)	(937)
Increase in salary continuation plan, net	91	80
Increase (decrease) in interest payable and other liabilities	843	(2,982)
Net cash provided by (used in) operating activities	651	(2,964)
Cash flows from investing activities:
Proceeds from maturities of interest bearing deposits in banks	998	1,235
Purchase of investment securities	(4,438)	(5,520)
Proceeds from the maturities, repayments and calls of investment securities	7,420	6,808
Redemption of Federal Home Loan Bank stock	—	165
Purchase of Federal Reserve Bank stock	(12)	(760)
Decrease (increase) in loans, net	66,490	(63,988)
Proceeds from sale of premises	46	—
Proceeds from sale of OREO	279	—
Purchase of equipment and leasehold improvements, net	(397)	(843)
Net cash paid out for acquisitions	—	(8,432)
Net cash provided by (used in) investing activities	70,386	(71,335)

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(In thousands)

(unaudited)

	Three months ended
	March 31,
	2021	2020
Cash flows from financing activities:
Increase (decrease) in noninterest and interest bearing deposits, net	96,513	(4,665)
Decrease in time deposits, net	(6,939)	(35,938)
Repayment of junior subordinated debentures	—	(1,575)
Increase in other borrowings	—	100,000
Repurchase of common stock	(2,201)	(4,596)
Net cash provided by financing activities	87,373	53,226
Increase (decrease) in cash and cash equivalents	158,410	(21,073)
Cash and cash equivalents at beginning of period	299,329	295,382
Cash and cash equivalents at end of period	$457,739	$274,309

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$2,221	$2,998
Income taxes paid, net	33	3,780
Non-cash investing and financing activities:
Change in unrealized (loss) gain on available-for-sale securities, net of tax	$(785)	$810
Transfer of loans to other real estate owned	—	21
Recognition of ROU assets	832	760
Recognition of lease liability	833	707
Acquisition:
Assets acquired, net of cash received	$—	$109,429
Liabilities assumed	—	120,409
Cash consideration	—	13,886
Goodwill	—	3,372

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

NOTE 1 – BASIS OF PRESENTATION

BayCom Corp (the “Company”) is a bank holding company headquartered in Walnut Creek, California. United Business Bank (the “Bank”), the Company’s wholly owned banking subsidiary, is a California state-chartered bank which provides a broad range of financial services primarily to local small and mid-sized businesses, service professionals and individuals. In the 17 years of operation, the Bank has grown to 34 full-service banking branches. The main headquarters and a branch office are located in Walnut Creek, California and additional branch offices are located in Oakland, Castro Valley, Mountain View, Napa, Stockton (2), Pleasanton, Livermore, San Jose, Long Beach, Sacramento, San Francisco, Buena Park, Los Angeles, and Garden Grove, California, and Seattle, Washington (2), New Mexico (5) and Colorado (11). The condensed consolidated financial statements include the accounts of the Company and the Bank.

All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements include all adjustments of a normal and recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in annual financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Results of operations for interim periods are not necessarily indicative of results for the full year. Certain prior year information has been reclassified to conform to the current year presentation. None of the reclassifications impacted consolidated net income, earnings per share or shareholders’ equity.

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our condensed consolidated financial statements may not be comparable to companies that comply with such new or revised accounting standards.

On February 4, 2020, the Company completed its acquisition of Grand Mountain Bancshares, Inc. (“GMB”) and its wholly owned subsidiary Grand Mountain Bank, headquartered in Granby, Colorado (“GMB Merger”). See “Note 3 – Acquisitions” for additional information on the GMB Merger.

NOTE 2 - ACCOUNTING GUIDANCE NOT YET EFFECTIVE AND ADOPTED ACCOUNTING GUIDANCE

Recent Accounting Pronouncements Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 provides that state franchise or similar taxes that are based, at least in part on an entity’s income, be included in an entity’s income tax recognized as income-based taxes. The ASU further clarifies that the effect of any change in tax laws or rates used in the computation of the annual effective tax rate are required to be reflected in the first interim period that includes the enactment date of the legislation. Technical changes to eliminate exceptions to Topic 740 related to intra-period tax allocations for entities with losses from continuing operations, deferred tax liabilities related to change in ownership of foreign entities, and interim-period tax allocations for businesses with losses where the losses are expected to be realized. The Company adopted ASU 2019-12 on December 15, 2020. The adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

In October 2020, the FASB issued ASU 2020-08, “Receivables – Nonrefundable Fees and Other Costs” (“ASU 2020-08”). ASU 2020-08 clarifies that the Company should reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 for each reporting period. The Company adopted ASU 2020-08 on December 15, 2020. The adoption of ASU 2020-08 did not have a material impact on the Company’s consolidated financial statements.

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

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of reference Rate Reform on Financial Reporting. This ASU applies to contracts, hedging relationships and other transactions that reference LIBOR or other rate references expected to be discontinued because of reference rate reform. The ASU permits an entity to make necessary modifications to eligible contracts or transactions without requiring contract remeasurement or reassessment of a previous accounting determination. In January 2021, ASU 2021-01 updated amendments in the new ASU to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Amendments in this ASU to the expedients and exceptions in Topic 848 capture the incremental consequences of the scope clarification and tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply the amendments in this ASU on a full retrospective basis. The amendments in this ASU have differing effective dates, beginning with an interim period including and subsequent to March 12, 2020 through December 31, 2022. The Company does not expect the adoption of ASU 2020-04 to have a material impact on its consolidated financial statements.

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

(Tables in thousands, except for share and per share data)

(unaudited)

The following table summarizes the fair value of the assets acquired and liabilities assumed at the acquisition date:

The following table summarizes the fair value of the assets acquired and liabilities assumed at the acquisition date:
GMB
Acquisition
Date
February 4, 2020
Fair value of assets:
Cash and due from banks	$5,454
Federal funds sold	—
Total cash and cash equivalents	5,454
Interest bearing deposits in banks	16,040
Investment securities available-for-sale	4,369
FHLB stock, at par	165
FRB stock, at par	—
Loans, net	98,410
Premises and equipment, net	3,879
OREO	—
Core deposit intangible	949
Deferred tax assets, net	728
Servicing asset	—
Interest receivable and other assets	929
Total assets acquired	130,923
Liabilities:
Deposits
Noninterest bearing	30,937
Interest bearing	87,210
Total Deposits	118,147

Junior subordinated debentures, net	1,575
Interest payable and other liabilities	687
Total liabilities assumed	120,409

Stock issued	—
Cash consideration	13,886
Goodwill	$3,372

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

The following table presents the net assets acquired and the estimated fair value adjustments, which resulted in goodwill at the acquisition date:

GMB
Acquisition
Date
February 4, 2020
Book value of net assets acquired	$10,348
Fair value adjustments:
Investments available-for-sale	(10)
Loans, net	484
Premises and equipment, net	(1,000)
Write-down on OREO	—
Core deposit intangible	949
Tax assets	(139)
Time deposits	(25)
Write-down on servicing assets	—
Junior subordinated debentures, net	(98)
Write-down other (assets) liabilities	5
Total purchase accounting adjustments	166
Fair value of net assets acquired	10,514
Price paid:
Common stock issued	—
Cash paid	13,886
Total price paid	13,886
Goodwill	$3,372

Pro Forma Results of Operations

The operating results of the Company for the three months ended March 31, 2021 in the condensed consolidated statements of income include the operating results of GMB, since its acquisition date. The following table represents the net interest income, net income, basic and diluted earnings per share, as if the GMB Merger was effective January 1, 2020. The unaudited pro forma information in the following table is intended for informational purposes only and is not necessarily indicative of future operating results or operating results that would have occurred had the mergers been completed at the beginning of the respective years. No assumptions have been applied to the pro forma results of operation regarding possible revenue enhancements, expense efficiencies or asset dispositions.

Unaudited pro forma net interest income, net income and earnings per share are presented below:

	Three months ended March 31,
	2021	2020
Net interest income	$18,084	$20,439
Net income	4,532	2,021
Basic earnings per share	$0.40	$0.16
Diluted earnings per share	0.40	0.16

These amounts include the third-party acquisition related-expenses, accretion of the discounts on acquired loans and amortization of the fair value mark adjustments on core deposit intangible.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

Acquisition expenses

Acquisition expenses are recognized as incurred and continue until all systems are converted and operational functions become fully integrated. The Company incurred third-party acquisition expenses in the consolidated statements of income for the three months ended March 31, 2020, as follows:

Professional fees	$369
Data processing	2,000
Severance expense	266
Other expenses	383
Total	$3,018

NOTE 4 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale at the dates indicated are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
March 31, 2021
U.S. Government Agencies	$3,517	$11	$(2)	$3,526
Municipal securities	15,346	571	—	15,917
Mortgage-backed securities	32,418	1,431	(164)	33,685
Collateralized mortgage obligations	24,354	769	(76)	25,047
SBA securities	7,416	17	(43)	7,390
Corporate bonds	25,411	281	(110)	25,582
Total	$108,462	$3,080	$(395)	$111,147

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
December 31, 2020
U.S. Government Agencies	$5,523	$25	$(4)	$5,544
Municipal securities	15,992	695	—	16,687
Mortgage-backed securities	34,567	2,033	(22)	36,578
Collateralized mortgage obligations	26,649	1,054	(8)	27,695
SBA securities	7,661	52	(46)	7,667
Corporate bonds	21,417	85	(83)	21,419
Total	$111,809	$3,944	$(163)	$115,590

During the three months ended March 31, 2021 and 2020, the Company did not sell any securities available-for-sale.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

The estimated fair value and gross unrealized losses for securities available-for-sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position at the dates indicated are as follows:

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
March 31, 2021
U.S. Government Agencies	$1,513	$(2)	$—	$—	$1,513	$(2)
Municipal securities	—	—	—	—	—	—
Mortgage-backed securities	2,852	(153)	337	(11)	3,189	(164)
Collateralized mortgage obligations	2,629	(69)	782	(7)	3,411	(76)
SBA securities	—	—	3,649	(43)	3,649	(43)
Corporate bonds	10,402	(110)	—	—	10,402	(110)
Total	$17,396	$(334)	$4,768	$(61)	$22,164	$(395)

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
December 31, 2020
U.S. Government Agencies	$1,511	$(4)	$—	$—	$1,511	$(4)
Municipal securities	502	—	—	—	502	—
Mortgage-backed securities	2,164	(10)	478	(12)	2,642	(22)
Collateralized mortgage obligations	1,742	(3)	797	(5)	2,539	(8)
SBA securities	562	(1)	3,705	(45)	4,267	(46)
Corporate bonds	10,432	(81)	1,001	(2)	11,433	(83)
Total	$16,913	$(99)	$5,981	$(64)	$22,894	$(163)

At March 31, 2021, the Company held 278 investment securities, of which 17 were in an unrealized loss position for more than twelve months and 26 were in an unrealized loss position for less than twelve months. These temporary unrealized losses relate principally to current interest rates for similar types of securities. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. Deterioration in market and economic conditions related to the COVID-19 pandemic may, however, have an adverse impact on credit quality in the future and result in other-than-temporary impairment charges.

The amortized cost and estimated fair value of securities available-for-sale at the dates indicated by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2021		December 31, 2020
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
Available-for-sale
Due in one year or less	$5,162	$5,195	$7,273	$7,342
Due after one through five years	20,930	21,728	19,424	20,322
Due after five years through ten years	33,497	34,133	34,165	34,898
Due after ten years	48,873	50,091	50,947	53,028
Total	$108,462	$111,147	$111,809	$115,590

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

NOTE 5 - LOANS

The Company’s loan portfolio at the dates indicated is summarized below:

	March 31,	December 31,
	2021	2020
Commercial and industrial	$323,946	$309,961
Construction and land	14,623	22,696
Commercial real estate	1,095,761	1,144,560
Residential	147,685	164,724
Consumer	6,832	5,218
Total loans	1,588,847	1,647,159
Net deferred loan fees	(4,645)	(3,847)
Allowance for loan losses	(17,500)	(17,500)
Net loans	$1,566,702	$1,625,812

The Company’s total impaired loans, including nonaccrual loans, loans modified as troubled debt restructurings (“TDR loans”), and accreting purchase credit impaired (“PCI”) loans that have experienced post-acquisition declines in cash flows expected to be collected are summarized as follows:

	Commercial	Construction	Commercial
	and industrial	and land	real estate	Residential	Consumer	Total
March 31, 2021
Recorded investment in impaired loans:
With no specific allowance recorded	$173	$36	$3,133	$3,374	$—	$6,716
With a specific allowance recorded	805	—	2,946	150	—	3,901
Total recorded investment in impaired loans	$978	$36	$6,079	$3,524	$—	$10,617
Specific allowance on impaired loans	490	—	116	20	—	626

December 31, 2020
Recorded investment in impaired loans:
With no specific allowance recorded	$120	$36	$5,689	$2,040	$—	$7,885
With a specific allowance recorded	728	—	451	155	—	1,334
Total recorded investment in impaired loans	$848	$36	$6,140	$2,195	$—	$9,219
Specific allowance on impaired loans	420	—	77	24	—	521

Three months ended March 31, 2021
Average recorded investment in impaired loans	$ 915	$ 36	$ 6,073	$ 2,628	$—	$ 9,652
Interest recognized	1	—	58	4	—	63
Three months ended March 31, 2020
Average recorded investment in impaired loans	1,454	2,489	2,361	871	3	7,178
Interest recognized	—	—	172	—	—	172

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

For the three months ended March 31, 2021 and 2020, the Company recorded no charge-offs related to TDR loans. During the three months ended March 31, 2021 and 2020, there were no TDR loans for which there was a payment default within the first 12 months of the modification. As of March 31, 2021 and December 31, 2020, TDR loans had a related allowance of $31,000 and $35,000, respectively. There were no commitments to lend additional amounts to borrowers with outstanding loans that are classified as TDR loans at March 31, 2021. As March 31, 2021 and December 31, 2020, $778,000 and $798,000, respectively, of TDR loans were performing in accordance with their modified terms. All TDR loans are also included in the loans individually evaluated for impairment as part of the calculation of the allowance for loan losses.

A summary of TDR loans by type of concession and type of loan, as of the periods indicated:

	Number of	Rate	Term	Rate & term
	loans	modification	modification	modification	Total
Three months ended March 31, 2021
Commercial and industrial	2	$—	$29	$—	$29
Construction and land	—	—	—	—	—
Commercial real estate	3	—	1,422	—	1,422
Residential	1	—	150	—	150
Consumer	—	—	—	—	—
Total	6	$—	$1,601	$—	$1,601

	Number of	Rate	Term	Rate & term
	loans	modification	modification	modification	Total
Three months ended March 31, 2020
Commercial and industrial	3	$—	$322	$—	$322
Construction and land	1	—	2,737	—	2,737
Commercial real estate	2	—	1,217	—	1,217
Residential	—	—	—	—	—
Consumer	—	—	—	—	—
Total	6	$—	$4,276	$—	$4,276

The Bank continues to offer payment and financial relief programs for borrowers impacted by COVID-19 under the Coronavirus Aid, Relief and Economic Security Act of 2020, or CARES Act, and related regulatory guidance. The primary relief for these borrowers is to allow interest only payments for up to 450 days. Since these loans were performing loans that were current on their payments prior to the COVID-19 pandemic, these modifications are not considered troubled debt restructurings through the earlier of January 1, 2022, or 60 days after the national emergency terminates. Modified loans are re-evaluated at the end of the initial deferral period and will either return to the original loan terms or be reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate.

During the first quarter of 2021, the Bank continued its participation in the initial U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) which ended in August 2020, by processing applications for PPP loan forgiveness, for loans funded during this first PPP program. The Bank is also processing loan applications under the SBA’s second PPP program which was enacted in December 2020 and will end on May 31, 2021.

Risk Rating System

The Company evaluates and assigns a risk grade to each loan based on certain criteria to assess the credit quality of each loan. The assignment of a risk rating is done for each individual loan. Loans are graded from inception and on a

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

continuing basis until the debt is repaid. Any adverse or beneficial trends will trigger a review of the loan risk rating. Each loan is assigned a risk grade based on its characteristics. Loans with low to average credit risk are assigned a lower risk grade than those with higher credit risk as determined by the individual loan characteristics. All loans modified due to COVID-19 are separately monitored and any request for continuation of relief beyond the initial modification is reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate.

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

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

The following tables present the internally assigned risk grade by class of loans at the dates indicated:

		Special
	Pass	Mention	Substandard	Doubtful	Total
March 31, 2021
Commercial and industrial	$308,054	$11,176	$4,716	$—	$323,946
Construction and land	14,443	144	36	—	14,623
Commercial real estate	1,063,015	24,947	7,799	—	1,095,761
Residential	142,940	1,187	3,558	—	147,685
Consumer	6,808	-	24	—	6,832
Total	$1,535,260	$37,454	$16,133	$—	$1,588,847

		Special
	Pass	Mention	Substandard	Doubtful	Total
December 31, 2020
Commercial and industrial	$295,245	$10,466	$4,250	$—	$309,961
Construction and land	22,346	313	37	—	22,696
Commercial real estate	1,112,085	26,329	6,146	—	1,144,560
Residential	161,161	1,333	2,230	—	164,724
Consumer	5,216	—	2	—	5,218
Total	$1,596,053	$38,441	$12,665	$—	$1,647,159

The following tables provide an aging of the Company’s loans receivable as of the dates indicated:

								Recorded
			90 Days					investment >
	30–59 Days	60–89 Days	or more	Total			Total loans	90 days and
	past due	past due	past due	past due	Current	PCI loans	receivable	accruing
March 31, 2021
Commercial and industrial	$376	$27	$846	$1,249	$322,059	$638	$323,946	$—
Construction and land	—	65	37	102	14,473	48	14,623	—
Commercial real estate	2,882	—	752	3,634	1,080,992	11,135	1,095,761	—
Residential	292	1,387	1,398	3,077	142,356	2,252	147,685	—
Consumer	9	—	—	9	6,823	—	6,832	—
Total	$3,559	$1,479	$3,033	$8,071	$1,566,703	$14,073	$1,588,847	$—

								Recorded
			90 Days					investment >
	30–59 Days	60–89 Days	or more	Total			Total loans	90 days and
	past due	past due	past due	past due	Current	PCI loans	receivable	accruing
December 31, 2020
Commercial and industrial	$265	$128	$707	$1,100	$308,239	$622	$309,961	$—
Construction and land	65	—	269	334	22,311	51	22,696	233
Commercial real estate	254	406	1,518	2,178	1,129,966	12,416	1,144,560	—
Residential	80	155	1,412	1,647	160,556	2,521	164,724	—
Consumer	1	—	—	1	5,217	—	5,218	—
Total	$665	$689	$3,906	$5,260	$1,626,289	$15,610	$1,647,159	$233

The balance of nonaccrual loans guaranteed by a government agency, which reduces the Company’s credit exposure, was $885,000 at March 31, 2021 compared to $850,000 at December 31, 2020. At March 31, 2021 and December 31, 2020, nonaccrual loans included $4.4 million and $620,000, respectively, of loans 30-89 days past due and $2.4 million and $4.1 million, respectively, of loans less than 30 days past due. At March 31, 2021, nonaccrual loans 30-89 days past due of $4.4 million primarily comprised of two loans and the $2.4 million of loans less than 30 days past due

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

are comprised of 13 small balance loans. All of these loans were placed on nonaccrual due to concerns over the client’s financial condition. Interest foregone on nonaccrual loans was approximately $88,300 for the three months ended March 31, 2021 compared to $101,500 for the three months ended March 31, 2020, respectively.

Purchase Credit Impaired Loans

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

The unpaid principal balance and carrying value of the Company’s PCI loans at the dates indicated are as follows:

	March 31, 2021		December 31, 2020
	Unpaid		Unpaid
	principal	Carrying	principal	Carrying
	balance	value	balance	value
Commercial and industrial	$971	$638	$1,000	$622
Construction and land	97	48	100	51
Commercial real estate	12,591	11,135	14,096	12,416
Residential	2,807	2,252	3,127	2,521
Consumer	—	—	—	—
Total	$16,466	$14,073	$18,323	$15,610

The following table reflects the changes in the accretable yield of PCI loans for the periods indicated:

	Three months ended
	March 31,
	2021	2020
Balance at beginning of period	$383	$554
Additions	—	308
Removals	(65)	(127)
Accretion	(230)	(141)
Balance at end of period	$88	$594

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

NOTE 6 – ALLOWANCE FOR LOAN LOSSES

The following tables summarize the Company’s allowance for loan losses and loan balances individually and collectively evaluated for impairment by type of loan as of or for the three months ended March 31, 2021 and 2020:

	Commercial	Construction	Commercial
	and industrial	and land	real estate	Residential	Consumer	Total
March 31, 2021
Allowance for loan losses
Beginning balance	$4,042	$378	$11,211	$1,856	$13	$17,500
Charge-offs	(2)	—	—	—	—	(2)
Recoveries	2	—	—	—	—	2
Provision (reclassification) for loan losses	(223)	(113)	36	291	9	—
Ending balance	$3,819	$265	$11,247	$2,147	$22	$17,500

Allowance for loan losses by methodology:
Loans individually evaluated for impairment	$490	$—	$116	$20	$—	$626
Loans collectively evaluated for impairment	3,218	265	11,131	2,127	22	16,763
PCI loans	111	—	—	—	—	111

Loans receivable by methodology:
Individually evaluated for impairment	$978	$36	$6,079	$3,524	$—	$10,617
Collectively evaluated for impairment	322,330	14,539	1,078,547	141,909	6,832	1,564,157
PCI loans	638	48	11,135	2,252	—	14,073
Total loans	$323,946	$14,623	$1,095,761	$147,685	$6,832	$1,588,847

	Commercial	Construction	Commercial
	and industrial	and land	real estate	Residential	Consumer	Total
March 31, 2020
Allowance for loan losses
Beginning balance	$1,788	$167	$5,004	$427	$14	$7,400
Charge-offs	—	—	—	(1)	(16)	(17)
Recoveries	4	—	—	—	—	4
Provision (reclassification) for loan losses	630	(56)	1,014	120	5	1,713
Ending balance	$2,422	$111	$6,018	$546	$3	$9,100

March 31, 2020
Allowance for loan losses related to:
Loans individually evaluated for impairment	$218	$—	$64	$—	$—	$282
Loans collectively evaluated for impairment	2,204	111	5,954	546	3	8,818
PCI loans	—	—	—	—	—	—

Loans receivable:
Individually evaluated for impairment	$629	$2,773	$3,968	$1,759	$—	$9,129
Collectively evaluated for impairment	184,585	40,657	1,166,154	201,570	7,067	1,600,033
PCI loans	465	229	14,160	3,211	2	18,067
Total loans	$185,679	$43,659	$1,184,282	$206,540	$7,069	$1,627,229

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

NOTE 7 – PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at the dates indicated:

	March 31,	December 31,
	2021	2020
Premises owned	$10,887	$10,891
Leasehold improvements	3,318	3,274
Furniture, fixtures and equipment	7,261	6,940
Less accumulated depreciation and amortization	(6,484)	(5,966)
Total premises and equipment, net	$14,982	$15,139

Depreciation and amortization included in occupancy and equipment expense totaled $502,000 and $472,000 for the three months ended March 31, 2021 and 2020, respectively.

NOTE 8 – LEASES

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

The below maturity schedule represents the undiscounted lease payments for the five-year period and thereafter as of March 31, 2021:

For the remainder of 2021	$3,185
2022	2,685
2023	2,013
2024	1,502
2025	947
Thereafter	3,098
Total undiscounted cash flows	13,430
Less: interest	(1,032)
Present value of lease payments	$12,398

The following table presents the weighted average lease term and discount rate at the date indicated:

	March 31, 2021
Weighted-average remaining lease term	6.8	years
Weighted-average discount rate	2.72%

Rental expense included in occupancy and equipment on the consolidated statements of income totaled $810,000 and $856,000 for the three months ended March 31, 2021 and 2020, respectively.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

NOTE 9 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

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

Impairment exists when a reporting unit’s fair value is less than its carrying amount, including goodwill. Due to the adverse and unknown economic impacts resulting from the COVID-19 pandemic, the Company performed a goodwill impairment qualitative assessment during the first quarter of 2021 to determine if it is not more likely than not that the fair value of the Company’s reporting unit exceeded its carrying value, including goodwill.

As of March 31, 2021 the Company’s qualitative assessment which considered the Company’s continued profitability, positive equity, average community bank merger deal values realized during the first quarter of 2021, net interest margin, allowance for loan loss, and the continued growth in its core deposit portfolio, the Company concluded that the goodwill of the Company’s reporting unit, the Bank, is not more likely than not to be impaired. However, if adverse economic conditions or the recent decrease in the Company’s stock price and market capitalization as a result of the COVID-19 pandemic were to be deemed sustained rather than temporary, it may significantly affect the fair value of the Company’s goodwill and may require impairment charges. Any impairment charge could have a material adverse effect on the Company’s results of operations and financial condition.

Changes in the Company's goodwill at March 31, 2021 and December 31, 2020 are as follows:

	March 31,	December 31,
	2021	2020
Balance at beginning of period	$38,838	$35,466
Acquired goodwill	—	3,372
Impairment	—	—
Balance at end of period	$38,838	$38,838

Core Deposit Intangible

Changes in the Company’s core deposit intangible at March 31, 2021 and December 31, 2020 were as follows:

	March 31,	December 31,
	2021	2020
Balance at beginning of period	$8,302	$9,185
Additions	—	949
Less amortization	(454)	(1,832)
Balance at end of period	$7,848	$8,302

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

Estimated annual amortization expense at March 31, 2021 is as follows:

For the remainder of 2021	$1,287
2022	1,716
2023	1,131
2024	944
2025	944
Thereafter	1,826
Total	$7,848

NOTE 10 – OTHER ASSETS

The Company’s interest receivable and other assets at the dates indicated consisted of the following:

	March 31,	December 31,
	2021	2020
Tax assets, net	$9,218	$8,577
Accrued interest receivable	7,375	7,312
Investment in SBIC Funds	3,761	3,497
Prepaid assets	1,357	1,594
Servicing assets	1,796	1,783
Low income housing partnerships, net	3,080	3,002
Investment in statutory trusts	482	481
Other assets	3,518	1,298
Total	$30,587	$27,544

NOTE 11 – DEPOSITS

The Company’s deposits consisted of the following at the dates indicated:

	March 31,	December 31,
	2021	2020
Demand deposits	$726,119	$678,365
NOW accounts and savings	416,692	399,772
Money market	548,422	516,560
Time deposits	236,738	243,700
Total	$1,927,971	$1,838,397

NOTE 12 - BORROWINGS

Other borrowings – The Bank has an approved secured borrowing facility with the Federal Home Loan Bank of San Francisco (the “FHLB”) for up to 25% of total assets for a term not to exceed five years under a blanket lien of certain types of loans. In May 2020, the Bank secured a $10.0 million advance from the FHLB of San Francisco comprised of two $5.0 million tranches, at no cost. At both March 31, 2021 and December 31, 2020, the first tranche was repaid and the second tranche matures on May 7, 2021.

The Bank has Federal Funds lines with four corresponding banks. Cumulative available commitments totaled $75.0 million at both March 31, 2021 and December 31, 2020. There were no amounts outstanding under these facilities at March 31, 2021 and December 31, 2020.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

Junior subordinated deferrable interest debentures – In connection with its previous acquisitions, the Company acquired junior subordinated deferrable interest debentures, totaling $8.3 million net of mark-to-market adjustments at  March 31, 2021 with a weighted average interest rate of 2.41%, compared to $8.3 million with a weighted average rate of 2.80% at December 31, 2020. The junior subordinated deferrable interest debentures have a stated maturity term of 30 years.

Subordinated debt – On August 6, 2020, the Company issued and sold $65.0 million aggregate principal amount of 5.25% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “Notes”) at a public offering price equal to 100% of the aggregate principal amount of the Notes. The offering of the Notes closed on August 10, 2020. The Notes initially bears a fixed interest rate of 5.25% per year. Commencing on September 15, 2025, the interest rate on the Notes resets quarterly to the three-month Secured Overnight Financing rate plus a spread of 521 basis points (5.21%), payable quarterly in arrears. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year through September 15, 2025 and quarterly thereafter on March 15, June 15, September 15 and December 15 of each year through the maturity date or early redemption date. The Company, at its option, may redeem the Notes, in whole or in part, on any interest payment date on or after September 15, 2025, without a premium. At March 31, 2021, the Company had outstanding Notes, net of cost to issue, totaling $63.4 million.

NOTE 13 – OTHER LIABILITIES

The Company’s interest payable and other liabilities at the dates indicated consisted of the following:

	March 31,	December 31,
	2021	2020
Accrued expenses	$3,901	$6,577
Accounts payable	400	384
Reserve for unfunded commitments	415	415
Accrued interest payable	419	1,401
All other	7,292	2,870
Total	$12,427	$11,647

NOTE 14 – OTHER EXPENSES

The Company’s other expenses for the periods indicated consisted of the following:

	Three months ended
	March 31,
	2021	2020
Professional fees	$434	$895
Core deposit premium amortization	453	473
Marketing and promotions	64	330
Stationery and supplies	107	146
Insurance (including FDIC premiums)	210	55
Communication and postage	214	194
Loan default related expense	14	125
Director fees	76	78
Bank service charges	56	34
Courier expense	176	190
Other	97	256
Total	$1,901	$2,776

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

The Company expenses marketing and promotions costs as they are incurred. Advertising expense included in marketing and promotions totaled $17,000 and $66,000 for the three months ended March 31, 2021 and 2020, respectively.

NOTE 15 – EQUITY INCENTIVE PLANS

2017 Omnibus Equity Incentive Plan

The shareholders approved the Omnibus Equity Incentive Plan (“2017 Plan”) in November 2017. The 2017 Plan provides for the awarding by the Company’s Board of Directors of equity incentive awards to employees and non-employee directors. An equity incentive award may be an option, stock appreciation rights, restricted stock units, stock award, other stock-based award or performance award granted under the 2017 Plan. Factors considered by the Board in awarding equity incentives to officers and employees include the performance of the Company, the employee’s or officer’s job performance, the importance of his or her position, and his or her contribution to the organization’s goals for the award period. Generally, awards are restricted and have a vesting period of no longer than ten years. Subject to adjustment as provided in the 2017 Plan, the maximum number of shares of common stock that may be delivered pursuant to awards granted under the 2017 Plan is 450,000. The 2017 Plan provides for an annual restricted stock grant limits to officers, employees and directors. The annual stock grant limit per person for officers and employees is the lessor of 50,000 shares or a value of $2.0 million, and per person for directors, the maximum is 25,000 shares. All unvested restricted shares outstanding vest in the event of a change in control of the Company. Awarded shares of restricted stock vest over (i) a one-year period following the date of grant, in the case of the non-employee directors, and (ii) a three-year or five-year period following the date of grant, with the initial vesting occurring on the one-year anniversary of the date of grant, in the case of the executive officers. As of March 31, 2021, a total of 127,060 shares were available for future issuance under the 2017 Plan.

2014 Omnibus Equity Incentive Plan

In 2014, the shareholders approved the Omnibus Equity Incentive Plan (the “2014 Plan”). A total of 148,962 equity incentive awards were granted under the 2014 Plan. The awards are shares of restricted stock and have a vesting period of one to five years. No future equity awards will be made from the 2014 Plan.

The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date. For the three months ended March 31, 2021 and 2020, total compensation expense for these plans was $413,000 and $309,000, respectively.

As of March 31, 2021, there was $2.2 million of total unrecognized compensation cost related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately three years.

The following table provides the restricted stock grant activity for the periods indicated:

	Three months ended March 31,
	2021		2020
		Weighted-average		Weighted-average
		grant date		grant date
	Shares	fair value	Shares	fair value
Non-vested at January 1,	204,515	$17.71	142,103	$20.76
Granted	24,187	15.17	15,173	22.60
Vested	(14,164)	18.50	(23,435)	19.62
Forfeited	—	—	(1,432)	18.93
Non-Vested, at March 31,	214,538	$16.06	132,409	$22.10

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

NOTE 16 – FAIR VALUE MEASUREMENT

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

Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the reporting entity has the ability to access at the measurement date.

Level 2 – Observable prices in active markets for similar assets and liabilities; prices for identical or similar assets or liabilities in markets that are not active; directly observable market inputs for substantially the full term of the asset and liability; market inputs that are not directly observable but are derived from or corroborated by observable market data.

Level 3 – Unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the lowest level of inputs that is significant to the measurement is used to determine the hierarchy for the entire asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with our quarterly valuation process. There were no transfers between levels during 2021 or 2020.

The following assets are measured at fair value on a recurring basis as of the dates indicated:

	Total	Level 1	Level 2	Level 3
March 31, 2021
U.S. Government Agencies	$3,526	$—	$3,526	$—
Municipal securities	15,917	—	15,917	—
Mortgage-backed securities	33,685	—	33,685	—
Collateralized mortgage obligations	25,047	—	25,047	—
SBA securities	7,390	—	7,390	—
Corporate bonds	25,582	—	25,582	—
Total	$111,147	$—	$111,147	$—

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

	Total	Level 1	Level 2	Level 3
December 31, 2020
U.S. Government Agencies	$5,544	$—	$5,544	$—
Municipal securities	16,687	—	16,687	—
Mortgage-backed securities	36,578	—	36,578	—
Collateralized mortgage obligations	27,695	—	27,695	—
SBA securities	7,667	—	7,667	—
Corporate bonds	21,419	—	21,419	—
Total	$115,590	$—	$115,590	$—

The following assets are measured at fair value on a nonrecurring basis as of the dates indicated:

	Total	Level 1	Level 2	Level 3
March 31, 2021
Performing impaired loans	$778	$—	$—	$778
Nonperforming impaired loans	9,839	—	—	9,839
OREO	186	—	—	186
Total	$10,803	$—	$—	$10,803

	Total	Level 1	Level 2	Level 3
December 31, 2020
Performing impaired loans	$798	$—	$—	$798
Nonperforming impaired loans	8,421	—	—	8,421
OREO	429	—	—	429
Total	$9,648	$—	$—	$9,648

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

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value disclosure for financial instruments:

	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
March 31, 2021
Financial assets:
Cash and cash equivalents	$457,739	$457,739	$457,739	$—	$—
Interest bearing deposits in banks	6,971	6,971	6,971	—	—
Investment securities available-for-sale	108,462	111,147	—	111,147	—
Investment in FHLB and FRB Stock	15,354	15,354	15,354	—	—
Loans held for sale	4,606	4,606	—	4,606	—
Loans, net	1,566,702	1,585,556	—	—	1,585,556
Accrued interest receivable	7,375	7,375	—	7,375	—
Financial liabilities:
Deposits	1,927,971	1,929,851	—	1,929,851	—
Other borrowings	5,000	5,000	—	5,000	—
Junior subordinated deferrable interest debentures, net	8,343	8,146	—	—	8,146
Subordinated debt, net	63,414	63,414	—	63,414	—
Accrued interest payable	419	419	—	419	—
Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	98,864	98,449	—	—	98,449

	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
December 31, 2020
Financial assets:
Cash and cash equivalents	$299,329	$299,329	$299,329	$—	$—
Interest bearing deposits in banks	7,718	7,718	7,718	—	—
Investment securities available-for-sale	111,809	115,590	—	115,590	—
Investment in FHLB and FRB Stock	15,342	15,342	15,342	—	—
Loans held for sale	8,664	8,664	—	8,664	—
Loans, net	1,625,812	1,658,605	—	—	1,658,605
Accrued interest receivable	7,312	7,312	—	7,312	—
Financial liabilities:
Deposits	1,838,397	1,839,973	—	1,839,973	—
Other borrowings	5,000	5,000	—	5,000	—
Junior subordinated deferrable interest debentures, net	8,322	8,124	—	—	8,124
Subordinated debt, net	63,372	63,372	—	63,372	—
Accrued interest payable	1,401	1,401	—	1,401	—
Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	110,702	110,287	—	—	110,287

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Lending and Letter of Credit Commitments

We operate in a highly regulated environment. From time to time we are a party to various claims and litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings where we believe the resolution would have a material adverse effect on our business, financial condition, or results of operations.

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

In the normal course of business, the Company enters into various commitments to extend credit, which are not reflected in the financial statements. These commitments consist of the undisbursed balance on personal, commercial lines, including commercial real estate secured lines of credit, and of undisbursed funds on construction and development loans. The Company also issues standby letter of credit commitments, primarily for the third-party performance obligations of clients.

The following table presents a summary of commitments described above as of the dates indicated:

	March 31,	December 31,
	2021	2020
Commitments to extend credit	$96,565	$108,376
Standby letters of credit	2,299	2,326
Total commitments	$98,864	$110,702

Commitments generally have fixed expiration dates or other termination clauses. The actual liquidity needs or the credit risk that the Company will experience will be lower than the contractual amount of commitments to extend credit because a significant portion of these commitments are expected to expire without being drawn upon. The commitments are generally variable rate and include unfunded home equity lines of credit, commercial real estate construction where disbursement is made over the course of construction, commercial revolving lines of credit, and unsecured personal lines of credit. The Company’s outstanding loan commitments are made using the same underwriting standards as comparable outstanding loans. The reserve associated with these commitments included in interest payable and other liabilities on the consolidated balance sheets was $415,000 at both March 31, 2021 and December 31, 2020.

Commercial Real Estate Concentrations

At March 31, 2021 and December 31, 2020, in management’s judgment, a concentration of loans existed in commercial real estate related loans. The Company’s commercial real estate loans are secured by owner-occupied and non-owner occupied commercial real estate and multifamily properties. Although management believes that loans within these concentrations have no more than the normal risk of collectability, a decline in the performance of the economy in general or a decline in real estate value in the Company’s primary market areas in particular, could have an adverse impact on collectability.

Other Assets

The Company has commitments to fund Low Income Housing Tax Credit Partnerships (“LIHTC”) and a Small Business Investment Company (“SBIC”). At March 31, 2021, the remaining commitments to the LIHTC and SBIC were approximately $712,000 and $122,000, respectively. At December 31, 2020, the remaining commitments to the LIHTC and SBIC were approximately $899,000 and $122,000, respectively.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS - (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

Deposits

At March 31, 2021, approximately $183.8 million, or 9.5%, of the Company's deposits were derived from its top ten depositors. At December 31, 2020, approximately $170.1 million, or 8.8%, of the Company's deposits were derived from its top ten depositors.

Local Agency Deposits and Other Advances

In the normal course of business, the Company accepts deposits from local agencies. The Company is required to provide collateral for certain local agency deposits in the states of California, Colorado, New Mexico and Washington. As of March 31, 2021 and December 31, 2020, the FHLB issued letters of credit on behalf of the Company totaling $31.5 million and $30.1 million, respectively, as collateral for local agency deposits.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward- looking statements as a result of a wide variety or range of factors including, but not limited to:

●	the effect of the novel coronavirus disease 2019 (“COVID-19”) pandemic, including on our credit quality and business operations, as well as its impact on general economic and financial market conditions and other uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, the U.S. and economic activity, employment levels and market liquidity global economies, and consumer and corporate clients;
●	the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses;
●	changes in economic conditions in general and in California, Colorado, New Mexico and Washington;
●	changes in the levels of general interest rates and the relative differences between short and long-term interest rates, loan and deposit interest rates;
●	uncertainly regarding the future of the London Interbank Offered Rate (“LIBOR”), and the potential transition away from LIBOR toward new interest rate benchmarks;
●	our net interest margin and funding sources;
●	fluctuations in the demand for loans and the number of unsold homes, land and other properties;
●	fluctuations in real estate values in our market areas;
●	secondary market conditions for loans and our ability to sell loans in the secondary market;
●	results of examinations of us by regulatory authorities and the possibility that any such regulatory authority may, among other things, limit our business activities, require us to change our business mix, increase our allowance for loan and lease losses, write-down asset values or increase our capital levels, affect our ability to borrow funds or maintain or increase deposits;
●	risks related to our acquisition strategy, including our ability to identify future suitable acquisition candidates, exposure to potential asset and credit quality risks and unknown or contingent liabilities, the need for capital to finance such transactions, our ability to obtain required regulatory approvals and possible failures in realizing the anticipated benefits from acquisitions;
●	challenges arising from attempts to expand into new geographic markets, products, or services;
●	future goodwill impairment due to changes in our business, market conditions, or other factors;
●	legislative or regulatory changes that adversely affect our business including changes in banking, securities and tax law, and regulatory policies and principles, or the interpretation of regulatory capital or other rules, including those required by BASEL III;
●	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the implementing regulations;
●	our ability to attract and retain deposits;
●	our ability to control operating costs and expenses;
●	the use of estimates in determining fair value of certain of our assets and liabilities, which estimates may prove to be incorrect and result in significant changes in valuation;
●	difficulties in reducing risk associated with the loans and securities on our balance sheet;

●	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges;
●	the effectiveness of our risk management framework;
●	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions, which could expose us to litigation or reputational harm;
●	an inability to keep pace with the rate of technological advances;
●	our ability to retain key members of our senior management team and our ability to attract, motivate and retain qualified personnel;
●	costs and effects of litigation, including settlements and judgments;
●	our ability to implement our business strategies and manage our growth;
●	liquidity issues, including our ability to borrow funds or raise additional capital, if necessary;
●	the loss of our large loan and deposit relationships;
●	increased competitive pressures among financial services companies;
●	changes in consumer spending, borrowing and savings habits;
●	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;
●	adverse changes in the securities markets;
●	inability of key third-party providers to perform their obligations to us;
●	statements with respect to our intentions regarding disclosure and other changes resulting from the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”);
●	changes in accounting principles, policies or guidelines and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods, including as a result of the Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act") and the Consolidated Appropriations Act, 2021 (“CAA 2021”);
●	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services, including as a result of the CARES Act, CAA 2021, recent COVID-19 vaccination efforts and economic stimulus efforts, and other risks described elsewhere in this Form 10-Q and other filings with the Securities and Exchange Commission (“SEC”).

In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur, and you should not put undue reliance on any forward-looking statements. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to us. We do not undertake and specifically disclaim any obligation to revise any forward- looking statements included in this report or the reasons why actual results could differ from those contained in such statements, whether as a result of new information or to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for 2021 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of us and could negatively affect our consolidated financial condition and consolidated results of operations as well as our stock price performance.

Executive Overview

General. BayCom is a bank holding company headquartered in Walnut Creek, California. BayCom’s wholly owned banking subsidiary, United Business Bank, provides a broad range of financial services to businesses and business owners as well as individuals through its network of 34 full-service branches, with 16 locations in California, two in Washington, five in Central New Mexico and 11 in Colorado. The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relate primarily to the Bank.

Our principal objective is to continue to increase shareholder value and generate consistent earnings growth by expanding our commercial banking franchise through both strategic acquisitions and organic growth. Since 2010, we have expanded our geographic footprint through nine strategic acquisitions. We believe our strategy of selectively acquiring and integrating community banks has provided us with economies of scale and improved our overall franchise efficiency. Looking forward, we expect to continue to pursue strategic acquisitions and believe our targeted market areas present us with many and varied acquisition opportunities. We are also focused on continuing to grow organically and believe the metropolitan and community markets in which we operate currently provide meaningful opportunities to expand our commercial client base and increase both interest-earning assets and market share. We believe our geographic footprint, which now includes the San Francisco Bay area, the metropolitan markets of Los Angeles, California, Seattle, Washington, and Denver, Colorado, and community markets including Albuquerque, New Mexico, and Custer, Delta, and Grand counties, Colorado, provides us with access to low cost, stable core deposits in community markets that we can use to fund commercial loan growth. We strive to provide an enhanced banking experience for our clients by providing them with a comprehensive suite of sophisticated banking products and services tailored to meet their needs, while delivering the high-quality, relationship-based client service of a community bank. At March 31, 2021, the Company had approximately $2.3 billion in total assets, $1.6 billion in total loans, $1.9 billion in total deposits and $254.6 million in shareholders’ equity.

We continue to focus on growing our commercial loan portfolios through acquisitions as well as organic growth. At March 31, 2021, our $1.6 billion total loan portfolio included $92.9 million, or 5.9%, of acquired loans (all of which were recorded to their estimated fair values at the time of acquisition), and the remaining $1.5 billion, or 94.1%, consisted of loans we originated.

The profitability of our operations depends primarily on our net interest income after provision for loan losses, which is the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities less provision for loan losses.

The significant 150 basis point reduction in the targeted federal funds rate during the quarter ended March 31, 2020, resulted in a larger impact to our interest-earning assets than to our interest bearing liabilities, reducing our net interest margin. In addition, our net interest margin is adversely impacted by the low loan yields from the PPP loan portfolio. Annualized net interest margin was 3.49% for the first quarter of 2021, compared to 4.22% for the first quarter of 2020. The continuing low interest rate environment is expected to continue to put downward pressure on loan yields and the yields on other floating rate interest earning assets as well. Further, because the length of the COVID-19 pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, until the pandemic subsides the Company expects its net interest income and net interest margin will be adversely affected in 2021 and possibly longer.

The provision for loan losses is dependent on changes in our loan portfolio and management’s assessment of the collectability of our loan portfolio as well as prevailing economic and market conditions. The Company did not record a provision for loan losses for the three months ended March 31, 2021, primarily reflecting the improving economy and resulting decline in probable loan losses from COVID-19 during this period.

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

Changes in market interest rates, the slope of the yield curve, and interest we earn on interest earning assets or pay on interest bearing liabilities, as well as the volume and types of interest earning assets, interest bearing and noninterest bearing liabilities and shareholders’ equity, usually have the largest impact on changes in our net interest spread, net interest margin and net interest income during a reporting period. Because the length of the COVID-19 pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including the 150 basis point reductions in the targeted federal funds rate in 2020, until the pandemic subsides, the Company expects its net interest income and net interest margin will be adversely affected in 2021 and possibly longer.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The JOBS Act permits us an extended transition period for complying with new or revised accounting standards affecting public companies. We have elected to take advantage of this extended transition period, which means that the condensed consolidated financial statements included in this Form 10-Q report, as well as any financial statements that we file in the future, will not be subject to all new or revised accounting standards generally applicable to public companies for the transition period for so long as we remain an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period under the JOBS Act. The following represent our critical accounting policies:

Allowance for loan losses. The allowance for loan losses is evaluated on a regular basis by management. Periodically, we charge current earnings with provisions for estimated probable losses of loans receivable. The provision or adjustment takes into consideration the adequacy of the total allowance for loan losses giving due consideration to specifically identified problem loans, the financial condition of the borrowers, fair value of the underlying collateral, recourse provisions, prevailing economic conditions, and other factors. Additional consideration is given to our historical loan loss experience relative to our loan portfolio concentrations related to industry, collateral and geography. Additional analysis was also completed on the allowance for loan losses based on the significance of loan modifications in accordance with the CARES Act and regulatory guidance, loan risk rating downgrades as well as additional risk factors related to COVID-19. Our evaluation of the allowance for loan losses is inherently subjective and requires estimates that are susceptible to significant change as additional or new information becomes available. In addition, regulatory examiners may require additional allowances based on their judgments of the information regarding problem loans and credit risk available to them at the time of their examinations.

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

Goodwill. Goodwill, which has resulted from a number of our acquisitions, is reviewed for impairment annually, or between annual assessments if a triggering event occurs or circumstances change that would more likely than not result in the fair value of a reporting unit being below its carrying amount. We make a qualitative assessment whether it is more likely than not that the fair value of a reporting unit where goodwill is assigned is less than its carrying amount. Such indicators may include, among others: a significant adverse change in legal factors or in the general business climate; significant decline in the Company’s stock price and market capitalization; unanticipated competition; and an adverse action or assessment by a regulator. Any adverse changes in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our financial condition and results of operations.

Due to the adverse and unknown economic impacts resulting from the COVID-19 pandemic, the Company performed a goodwill impairment qualitative assessment during the first quarter of 2021 to determine if it is not more likely than not that the fair value of the Company’s reporting unit exceeded its carrying value, including goodwill. As of March 31, 2021 the Company’s qualitative assessment, which considered the Company’s continued profitability, positive equity, average community bank merger deal values realized during the first quarter of 2021, net interest margin, allowance for loan loss, and the continued growth in its core deposit portfolio, concluded that the goodwill of the Company’s reporting unit, the Bank, is not more likely than not to be impaired.

BayCom’s Response to COVID-19

Due to the current global situation surrounding the COVID-19 pandemic, the Company is offering a variety of relief options designed to support our clients and the communities we serve.

Paycheck Protection Program ("PPP") Participation. During the first quarter of 2021, the Bank continued its participation in the initial SBA Paycheck Protection Program (“PPP”) by processing applications for PPP loan forgiveness. As of March 31, 2021, the Bank has received SBA forgiveness for 384 PPP loans totaling $29.8 million out of the $140.2 million in PPP loans funded during the first PPP program. During the first quarter of 2021, the Bank began accepting and processing loan applications under the second PPP program enacted in December 2020. As of March 31, 2021, the Bank has funded 370 PPP loans totaling $48.3 million under the second PPP program. As of March 31, 2021, the Bank had 1,345 PPP loans outstanding totaling $158.7 million, with unearned fees and recognized fees of $4.4 million and $1.2 million, respectively.

Allowance for Loan Losses and Loan Modifications. At March 31, 2021, the Company’s allowance for loan losses was $17.5 million, or 1.10% of total loans, compared to $17.5 million, or 1.06% of total loans, at December 31, 2020, and $9.1 million, or 0.56% of total loans, at March 31, 2020.

Based on our review of the appropriateness of the allowance for loan losses at March 31, 2021, the Company recorded no provision for loan losses for the first quarter of 2021, compared to a provision of $1.9 million for the quarter ended December 31, 2020 and $1.7 million in the first quarter a year ago. No provision for loan losses was recorded this quarter primarily because of improvements in the general economic environment at March 31, 2021 as compared to prior quarters. We believe the steps we have taken over the course of the last year are necessary to effectively manage our portfolio and assist our clients through the ongoing uncertainty surrounding the duration, impact and government response to the COVID-19 pandemic.

The Bank continues to offer payment and financial relief programs for borrowers impacted by COVID-19 under the CARES Act and related regulatory guidance. As of March 31, 2021, 23 loans totaling $32.0 million were subject to payment forbearance agreements compared to 43 loans totaling $66.7 million at December 31, 2020. The primary relief for these borrowers is to allow interest only payments for up to 450 days. Since these loans were performing loans that were current on their payments prior to the COVID-19 pandemic, these modifications are not considered troubled debt restructurings through the earlier of January 1, 2022, or 60 days after the national emergency terminates. Modified loans are re-evaluated at the end of the initial deferral period and will either return to the original loan terms or be reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate.

The Company has made available the following short-term relief option to all borrowers affected by COVID-19:

●	Interest only payments on loans for up to 450 days;
●	Full payment deferrals for up to 180 days upon request with an extension for another 180 days upon submission of specified documentation and recovery plans;
●	Loan re-amortization, especially in cases where significant prepayments of principal have occurred to provide for continuing payment reduction at the end of the 180-day deferment period;
●	Covenant waivers and resets.

All loans modified due to COVID-19 are separately monitored and any request for continuation of relief beyond the initial modification will be reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate. Loan modifications made in accordance with the CARES Act and related banking agency guidance are still subject to an evaluation in regard to determining whether or not a loan is deemed to be impaired.

The following table shows COVID-19 modifications by loan type with additional forbearance agreements for loans which have not returned to normal scheduled payments as of March 31, 2021.

	Number of	Amount of	Total	As a percent
	Loans Under	Loans Under	Amount of	of each
	Payment Relief	Payment Relief	Loan Type	Loan Type

Loan type with outstanding balances	(Dollars in thousands)
Hospitality	3	$6,637	$127,092	5.2%
Retail	3	11,044	213,920	5.2
Commercial	10	5,615	315,769	1.8
Residential	1	23	96,191	0.0
Mixed Use	4	6,478	28,260	22.9
Construction and land	1	350	14,801	2.4
Warehouse	1	1,837	16,332	11.2
Total	23	$31,984	$812,365	3.9%

Branch Operations and Additional Client Support.  The Company remains focused on keeping its employees safe and the Bank running effectively to serve its clients. The Bank is managing branch access and occupancy levels in relation to cases and close contact scenarios, following governmental restrictions and public health authority guidelines, and encouraging remote work and supporting employees with paid time off. As of March 31, 2021, all of the Bank’s branch lobbies were open.

Comparison of Financial Condition at March 31, 2021 and December 31, 2020

Total assets.  Total assets increased $92.5 million, or 4.2%, to $2.3 billion at March 31, 2021, from $2.2 billion at December 31, 2020. The increase was primarily the result of cash and cash equivalents increasing $158.4 million, or 52.9%, and partially offset by a decrease in total loans receivable due to loan repayments and PPP loan forgiveness.

Cash and cash equivalents.  Cash and cash equivalents increased $158.4 million, or 52.9%, to $457.7 million, at March 31, 2021, from $299.3 million at December 31, 2020. The increase was primarily a result of loan repayments and an increase in total deposits, which exceeded the funds required for loan originations and used for purchases of investment securities.

Securities.  Investment securities, all of which are classified as available-for-sale, decreased $4.5 million, or 3.8%, to $111.1 million at March 31, 2021 from $115.6 million at December 31, 2020. The decrease was primarily due to the routine amortization and repayment of investment principal balances.

Loans receivable, net.  We originate a wide variety of loans with a focus on commercial real estate (“CRE”) loans and commercial and industrial loans. Loans receivable, net of allowance for loan losses, decreased $59.1 million, or 3.6%, to $1.6 billion at March 31, 2021 from December 31, 2020. The decrease was primarily due to loan repayments totaling $150.0 million, including $25.6 million in PPP loan forgiveness, offset by loan originations totaling $81.9 million. Loan originations for the first three months of 2021 totaled $81.9 million, including $48.3 million of new PPP loans, compared to $110.9 million for the first three months of 2020. The decrease in loan originations for the current period compared to the comparable period in 2020 reflected overall lower loan production due to the COVID-19 pandemic, despite the PPP loan activity.

The following table provides information about our loan portfolio by type of loan, with PCI loans presented as a separate balance, at the dates presented.

	March 31,	December 31,	% Change
	2021	2020

	(Dollars in thousands)
Commercial and industrial (1)	$323,308	$309,339	4.5%
Real estate:
Residential	145,433	162,203	(10.3)
Multifamily residential	216,001	238,179	(9.3)
Owner occupied CRE	383,366	404,213	(5.2)
Non-owner occupied CRE	485,259	489,752	(0.9)
Construction and land	14,575	22,645	(35.6)
Total real estate	1,244,634	1,316,992	(5.5)
Consumer	6,832	5,218	30.9
PCI loans	14,073	15,610	(9.8)
Total Loans	1,588,847	1,647,159	(3.5)
Net deferred loan fees	(4,645)	(3,847)	20.7
Allowance for loan losses	(17,500)	(17,500)	0.0
Loans, net	$1,566,702	$1,625,812	(3.6)%

(1)	Includes $158.7 million and $135.6 million of PPP loans as of March 31, 2021 and December 31, 2020, respectively.

The following table shows as of March 31, 2021, the geographic distribution of our loan portfolio by type of loan in dollar amounts and percentages:

	San Francisco Bay				Total in State of
	Area (1)		Other California		California		All Other States (2)		Total
		% of		% of		% of		% of		% of
		Total in		Total in		Total in		Total in		Total in
	Amount	Category	Amount	Category	Amount	Category	Amount	Category	Amount	Category

	(Dollars in thousands)
March 31, 2021
Commercial and industrial	$58,327	12.7%	$189,352	27.1%	$247,679	21.3%	$76,267	17.7%	$323,946	20.4%
Real estate:
Residential	32,987	7.2%	46,374	6.6%	79,361	6.9%	68,324	15.8%	147,685	9.3%
Multifamily residential	60,997	13.3	100,146	14.4	161,143	13.9	56,618	13.1	217,761	13.7
Owner occupied CRE	152,638	33.2	165,192	23.7	317,830	27.5	75,168	17.4	392,998	24.7
Non-owner occupied CRE	154,428	33.7	193,559	27.7	347,987	30.1	137,015	31.7	485,002	30.6
Construction and land	69	0.0	1,047	0.2	1,116	0.1	13,507	3.1	14,623	0.9
Total real estate	401,119		506,318		907,437		350,632		1,258,069
Consumer	16	0.0%	1,798	0.3%	1,814	0.2%	5,018	1.2%	6,832	0.4%
Total loans	$459,462		$697,468		$1,156,930		$431,917		$1,588,847

December 31, 2020
Commercial and industrial	$110,940	20.8%	$89,184	15.0%	$200,124	17.7%	$109,837	21.1%	$309,961	18.8%
Real estate:
Residential	$39,174	7.4%	$47,381	8.0%	$86,555	7.7%	$78,169	15.0%	$164,724	10.0%
Multifamily residential	62,325	11.7	118,627	20.0	180,952	16.1	60,483	11.6	241,435	14.7
Owner occupied CRE	154,953	29.1	167,840	28.3	322,793	28.7	87,017	16.7	409,810	24.9
Non-owner occupied CRE	163,986	30.8	167,102	28.2	331,088	29.4	162,227	31.1	493,315	29.9
Construction and land	1,142	0.2	3,170	0.5	4,312	0.4	18,384	3.5	22,696	1.4
Total real estate	$421,580		$504,120		$925,700		$406,280		$1,331,980
Consumer	13	0.0%	4	0.0%	17	0.0%	5,201	1.0%	5,218	0.3%
Total loans	$532,533		$593,308		$1,125,841		$521,318		$1,647,159

(1)	Includes Alameda, Contra Costa, Solano, Napa, Sonoma, Marin, San Francisco, San Joaquin, San Mateo and Santa Clara counties.
(2)	Includes loans located primarily in the states of Colorado, New Mexico and Washington. At March 31, 2021, loans in Colorado, New Mexico and Washington totaled $155.0 million, $71.4 million and $92.4 million, respectively. At December 31, 2020, loans in Colorado, New Mexico and Washington totaled $200.0 million, $78.2 million and $116.7 million, respectively.

Nonperforming assets and nonaccrual loans.  Nonperforming assets consists of nonaccrual loans, accruing loans that are 90 days or more past due and other real estate owned (“OREO”). Nonperforming assets increased $942,000, or 10.4%, to $10.0 million at March 31, 2021 from $9.1 million at December 31, 2020, primarily due to one new nonaccrual residential loan, partially offset by a decrease in OREO and accruing loans 90 days and more past due. The Company had nonaccrual loans totaling $9.8 million or 0.62% of total loans, of which $885,000 are guaranteed by governmental agencies at March 31, 2021, compared to $8.4 million or 0.53% of total loans at December 31, 2020. Included in nonaccrual loans at March 31, 2021 and December 31, 2020, are $823,000 and $567,000, respectively, of TDR loans. At March 31, 2021 and December 31, 2020, nonaccrual loans included $4.4 million and $620,000, respectively, of loans 30-89 days past due and $2.4 million and $4.1 million, respectively, of loans less than 30 days past due. At March 31, 2021, nonaccrual loans 30-89 days past due of $4.4 million primarily comprised of two loans and the $2.4 million of loans less than 30 days past due are comprised of 13 small balance loans. All of these loans were placed on nonaccrual due to concerns over the client’s financial condition.

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

Troubled debt restructured loans.  Troubled debt restructured loans, or TDR loans, which are accounted for under ASC Topic 310-40, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a below market interest rate, a reduction in principal, or a longer term to maturity. TDR loans as of March 31, 2021 totaled $1.6 million, of which $778,000 were accruing and performing according to their restructuring terms. TDR loans as of December 31, 2020 totaled $1.4 million, of which $798,000 were accruing and performing according to their restructuring terms. The accruing TDR loans are not considered nonperforming assets as they continue to accrue interest despite being considered impaired due to the restructured status. There were related allowance for loan losses on the TDR loans of $31,000 and $35,000 at March 31, 2021 and December 31, 2020, respectively. As discussed above, the Company elected to apply the temporary relief under the CARES Act and related bank regulatory guidance to certain eligible short-term modifications and past due loans. Qualifying loan modifications were not classified as TDR loans for accounting or disclosure purposes until 180 days following a loan's initial modification under the CARES Act and related bank regulatory guidance.

The following table sets forth the nonperforming loans, nonperforming assets and troubled debt restructured loans as of the dates indicated:

	March 31,	December 31,
	2021	2020

	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Commercial and industrial	$978	$848
Real estate:
Residential	3,524	2,195
Multifamily residential	234	254
Owner occupied CRE	4,640	4,651
Non-owner occupied CRE	427	437
Construction and land	36	36
Total real estate	8,861	7,573
Consumer	—	—
Total nonaccrual loans	9,839	8,421
Accruing loans 90 days or more past due	—	233
Total nonperforming loans	9,839	8,654
Real estate owned	186	429
Total nonperforming assets (1)	$10,025	$9,083
Troubled debt restructurings – performing	778	798
PCI loans	$14,073	$15,610
Nonperforming assets to total assets (1)	0.44%	0.41%
Nonperforming loans to total loans (1)	0.62%	0.53%

(1)  Performing TDR loans are neither included in nonperforming loans above nor are they included in the numerators used to calculate this ratio.

Loans under ASC Topic 310-30 are considered performing and are not included in nonperforming assets in the table above. At March 31, 2021 and December 31, 2020, we had no credit impaired loans under ASC Topic 310-30 that were 90 days past due and still accruing.

For the three months ended March 31, 2021, interest foregone on nonaccrual loans was $88,300, none of which was included in interest income. For the three months ended March 31, 2020, interest foregone on nonaccrual loans was approximately $101,500, none of which was included in interest income.

Potential problem loans.  Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which we are monitoring because the financial information of the borrower causes us concern as to their ability to comply with their loan repayment terms. We define potential problem loans as loans classified as “Substandard”, “Doubtful” or “Loss” that are not included in the amounts of nonaccrual or restructured loans. During the ordinary course of business, management may become aware of borrowers that may not be able to meet the contractual requirements of their loan agreements. Such loans are placed under closer supervision with consideration given to placing the loan on nonaccrual status, the need for an additional allowance for loan losses, and (if appropriate) partial or full charge-off. At March 31, 2021, there are $16.1 million of potential problem loans, compared to $12.7 million at December 31, 2020. Also, see Note 5 — Loans in the Notes to the Condensed Consolidated Financial Statements included in “Item 1 - Financial Statements” within this report.

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

In accordance with acquisition accounting, loans acquired in our acquisitions were recorded at their estimated fair value, which resulted in a net discount to the loans contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value and as a result no allowance for loan losses is recorded for acquired loans at the acquisition date. Although the discount recorded on the acquired loans is not reflected in the allowance for loan losses, or related allowance coverage ratios, we believe it should be considered when comparing the current ratios to similar ratios in periods prior to the acquisition. As of March 31, 2021, acquired loans, net of their discounts, totaled $91.9 million compared to $164.0 million at December 31, 2020, with the decrease due to the migration of acquired loans out of the discounted acquired loan portfolio. The remaining net discount on these acquired loans was $2.7 million and $3.3 million at March 31, 2021 and December 31, 2020, respectively. The $158.7 million balance of PPP loans was omitted from the calculation for the allowance for loan losses at March 31, 2021 as these loans are fully guaranteed by the SBA and management expects that the great majority of PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA within a short time frame, which in turn will reimburse the Bank for the amount forgiven.

The following table presents an analysis of changes in the allowance for loan losses as of the dates indicated:

	March 31,	December 31,
	2021	2020

	(Dollars in thousands)
Balance at beginning of period	$17,500	$7,400
Provisions for loan losses	—	10,320
Recoveries
Commercial and industrial	2	13
Residential	—	—
Owner occupied CRE	—	—
Non-owner occupied CRE	—	4
Construction	—	—
Consumer	—	—
Total recoveries	2	17
Charge-offs
Commercial and industrial	(2)	(199)
Residential	—	(1)
Owner occupied CRE	—	—
Non-owner occupied CRE	—	—
Construction	—	(20)
Consumer	—	(17)
Total charge-offs	(2)	(237)
Net charge-offs	—	(220)
Balance at end of period	$17,500	$17,500

Allowance for loan losses as a percentage of total loans	1.10%	1.06%
Allowance for loan losses to total loans excluding PCI loans (1)	1.11	1.07
Allowance for loan losses excluding acquired loans (loans not covered by the allowance) (1)	1.17	1.18
Allowance for loan losses excluding acquired loans and PPP loans (loans not covered by the allowance) (1)	1.31	1.30
Allowance for loan losses as a percentage of total nonperforming loans	177.86	202.22
Net recoveries/(charge-offs) as a percentage of average loans outstanding for the period	0.00%	(0.01)%
(1)	See non-GAAP financial measures herein.

The allowance for loan losses remained unchanged at $17.5 million at March 31, 2021 and December 31, 2020. Included in the carrying value of loans are net discounts on acquired loans which may reduce the need for an allowance for loan losses on these loans because they are carried at their estimated fair value on the date on which they were acquired.

As of March 31, 2021, the Company identified $10.6 million in impaired loans, inclusive of $9.8 million of nonperforming loans and $778,000 of accruing TDR loans. Of these impaired loans, only $3.9 million had a specific allowance of $626,000 as of March 31, 2021. As of December 31, 2020, the Company identified $9.2 million in impaired loans, inclusive of $8.4 million of nonperforming loans and $798,000 of accruing TDR loans. Of these impaired loans, only $1.3 million had a specific allowance of $521,000 as of December 31, 2020.

Management considers the allowance for loan losses at March 31, 2021 to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. Uncertainties relating to our allowance for loan losses are heightened as a result of the risks surrounding the COVID-19 pandemic, including whether government programs will provide adequate relief to borrowers. The ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic. A further decline in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Right-of-use assets and lease liabilities.  Right-of-use assets increased slightly $119,000, or 1.0%, to $12.2 million at March 31, 2021 from $12.1 million at December 31, 2020. Lease liabilities increased slightly $70,000, or 0.6%, to $12.4 million at March 31, 2021 from $12.3 million at December 31, 2020.

Premises and Equipment.  Premises and equipment decreased $157,000, or 1.0%, to $15.0 million at March 31, 2021 from $15.1 million at December 31, 2020. This decrease in premises and equipment was driven by amortization and depreciation expenses, partially offset by $235,000 for the installation of new ATMs equipment in branches.

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

Total deposits increased $89.6 million, or 4.9%, to $1.9 billion at March 31, 2021 from $1.8 billion at December 31, 2020. The increase in deposits was primarily driven by organic growth in client relationships, proceeds from PPP loans and government stimulus checks deposited directly into customer accounts, and reduced withdrawals from deposit accounts due to a change in spending habits as a result of COVID-19. At March 31, 2021, noninterest bearing demand deposits totaled $726.1 million or 37.7% of total deposits, compared to $678.4 million or 36.9% of total deposits at December 31, 2020

The following table sets forth the dollar amount of deposits in the various types of deposit programs offer at the dates indicated.

	March 31,	December 31,
	2021	2020	% Change

	(Dollars in thousands)
Noninterest bearing demand deposits	$726,119	$678,365	7.0%
NOW accounts and savings	416,692	399,772	4.2
Money market	548,422	516,560	6.2
Time deposits	236,738	243,700	(2.9)
Total	$1,927,971	$1,838,397	4.9%

Borrowings.  Although deposits are our primary source of funds, we may from time to time utilize borrowings as a cost effective source of funds when they can be invested at a positive interest rate spread, for additional capacity to fund loan demand, or to meet our asset/liability management goals. We are a member of and may obtain advances from the FHLB of San Francisco, which is part of the Federal Home Loan Bank System. The eleven regional Federal Home Loan Banks provide a central credit facility for their member institutions. These advances are provided upon the security of certain of our mortgage loans and mortgage-backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. In May 2020, the Bank secured a $10.0 million advance from the FHLB of San Francisco, comprised of two $5.0 million tranches, at no cost, maturing in November 2020 and May 7, 2021. As of March 31, 2021, the first tranche was repaid and the second tranche matures on May 7, 2021. At March 31, 2021 and December 31, 2020, we had the ability to borrow up to $429.1 million and $421.2 million, respectively, from the FHLB of San Francisco.

At March 31, 2021, the Company had outstanding junior subordinated deferrable interest debentures, net mark-to-market adjustments, totaling $8.3 million which were assumed in connection with our previous acquisitions. The Company issued $65.0 million of subordinated debt during the third quarter of 2020. At March 31, 2021, the Company had outstanding subordinated debt, net of cost to issue, totaling $63.4 million.

If needed, we may also utilize Fed Funds purchased from correspondent banks as a source of short-term funding. At March 31, 2021 and December 31, 2020, we had a total of $75.0 million in federal funds line available from third-party financial institutions and no balances outstanding at these dates.

We are required to provide collateral for certain local agency deposits. As of March 31, 2021 and December 31, 2020, the FHLB of San Francisco had issued a letters of credit on behalf of the Bank totaling $31.5 million and $30.1 million, respectively as collateral for local agency deposits.

Shareholders’ equity.  Shareholders’ equity increased $2.0 million, or 0.8%, to $254.6 million at March 31, 2021 from $252.6 million at December 31, 2020. The increase in shareholders’ equity at March 31, 2021 compared to December 31, 2020 was primarily due to net income of $4.5 million, partially offset by the repurchase of $2.2 million of our common stock and a $785,000 decrease in other comprehensive income representing a decrease in the unrealized gains on investments securities, net of tax. During the three months ended March 31, 2021, the Company repurchased a total of 132,123 shares of its common stock at a total cost of $2.2 million, or $16.66 per share, leaving 512,143 shares available for future purchases under the current stock repurchase plan. On February 22, 2021, the Company adopted another stock repurchase plan for up to 560,000 shares of its common stock. For additional information see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”.

Comparison of Results of Operations for the Three Months Ended March 31, 2021 and 2020

Earnings summary.  Net income was $4.5 million for the three months ended March 31, 2021, compared to $2.8 million for the three months ended March 31, 2020, an increase of $1.7 million or 60.8%. The increase was the result of a $2.8 million decrease in noninterest expenses and a $1.7 million decrease in provision for loan losses, partially offset by a $2.0 million decrease in net interest income, an increase of $538,000 in the provision for income taxes and a $341,000 decrease in noninterest income. Diluted earnings per share were $0.40 for the three months ended March 31, 2021, an increase of $0.17 from diluted earnings per share of $0.23 for the three months ended March 31, 2020. Acquisition-related expenses were none during the three months ended March 31, 2021, compared to $3.0 million during the three months ended March 31, 2020.

Our efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income before provision for loan losses plus noninterest income, was 69.31% for the three months ended March 31, 2021, compared to 74.81% for the three months ended March 31, 2020. The improvement in the efficiency ratio was primarily due to the absence of acquisition-related expenses during the current quarter.

Interest income.  Interest income for the three months ended March 31, 2021 was $20.3 million, compared to $22.5 million for the three months ended March 31, 2020, a decrease of $2.2 million or 9.9%. The decrease in interest income, due to the low interest rate environment, more than offset the $195.8 million, or 10.3%, increase in average interest earning assets, primarily due to PPP loan originations. Interest income on loans, including fees, decreased $1.4 million, or 6.9%, primarily as a result of a 55 basis point decline in the average loan yield, partially offset by a $76.3 million increase in average balance of loans outstanding during the three months ended March 31, 2021, compared to this same period in 2020. The average yield on loans for the three months ended March 31, 2021 was 4.79%, compared to 5.34% for the same period in 2020. Interest income on loans for the quarters ended March 31, 2021 and 2020 included $675,000 and $1.6 million, respectively, in accretion of purchase accounting fair value adjustments on acquired loans. The remaining net discount on these acquired loans was $2.7 million and $7.1 million at March 31, 2021 and 2020, respectively.

Interest income included $1.2 million in fees earned related to PPP loans in the three months ended March 31, 2021 compared to none during the same period in 2020. As of March 31, 2021, total unrecognized fees on PPP loans were $4.4 million. For the three months ended March 31, 2021, average PPP loans were $138.8 million and the average yield was 4.51%. The impact of PPP loans on loan yields will change during any period based on the volume of prepayments or amounts forgiven by the SBA as certain criteria are met, but will cease completely after the two-year maturity of the loans. Approximately two-thirds of the PPP loans are set to mature by the end of 2022, while the remaining loans have a five-year maturity date.

Interest income on interest bearing deposits decreased $740,000 to $119,000 as a result of a 142 basis point decrease in the yield on interest bearing deposits to 0.14% compared to 1.56% for the three months ended March 31, 2020 partially offset by $128.7 million increase in the average balance of interest bearing deposits.

Interest income on investment securities available-for-sale decreased slightly by $27,000 as a result of a $10.1 million decrease in the average balance of investment securities available-for-sale, partially offset by a 17 basis point increase in the average yield on investment securities to 2.72% for the three months ended March 31, 2021 compared to 2.55% for the three months ended March 31, 2020.

Interest expense.  Interest expense decreased $265,000, or 10.8%, to $2.2 million for the three months ended March 31, 2021 compared to $2.5 million for the three months ended March 31, 2020. The decrease was primarily driven by a lower cost of funds, partially offset by interest expense on the subordinated debt issued in the third quarter of 2020. Total average interest bearing liabilities increased $79.5 million, or 6.8%, to $1.3 billion for the three months ended March 31, 2021 from $1.2 billion for the three months ended March 31, 2020. Interest expense on deposits decreased $1.1 million, or 48.2%, to $1.2 million during the three months ended March 31, 2021 from $2.3 million during this same period in 2020, primarily due to decreases in the targeted federal funds rate, earlier in 2020, and despite an increase in the average balance of deposits. The average rate paid on interest bearing deposits decreased by 39 basis points to 0.42% for the three months ended March 31, 2021, from 0.81% for the three months ended March 31, 2020. The overall average cost of deposits for the three months ended March 31, 2021 declined to 0.26%, compared to 0.53% for the three months ended March 31, 2020 due to an increase in noninterest bearing deposits and a reduction in market interest rates over the last year. The average balance of noninterest bearing deposits increased $123.4 million, or 20.4%, to $702.7 million for the three months ended March 31, 2021 compared to $602.8 million for the same period in 2020. The market’s response to lowering deposit pricing to reflect the targeted federal funds rate decreases over the past year typically lags declines in the yield on interest earning assets. The average rate paid on interest bearing liabilities decreased by 13 basis points to 0.71% for the three months ended March 31, 2021, from 0.84% for the three months ended March 31, 2020.

Interest expense on borrowings increased $857,000, or 685.8%, to $982,000 for the three months ended March 31, 2021, from $125,000 for the three months ended March 31, 2020, as a result of the issuance of the subordinated debt on August 10, 2020, which currently has a 5.25% interest rate. The average balance of borrowings outstanding increased $59.1 million to $76.7 million during the three months ended March 31, 2021, compared to $17.6 million during the comparable period in 2020. The average cost of borrowing increased to 5.19% for the three months ended March 31, 2021, compared to 2.84% for the three months ended March 31, 2020.

Net interest income.  Net interest income decreased $1.9 million, or 9.9%, to $18.1 million for the three months ended March 31, 2021, compared to $20.0 million for the three months ended March 31, 2020. During the current quarter, the net interest margin was impacted by lower yielding loans, including PPP loans and resetting adjustable rate instruments as well as reduced interest rates on new fixed-rate real estate loan and adjustable-rate commercial loan originations. PPP loans are originated at an interest rate of 1%, although the effective yield is higher as a result of the origination fees paid to us by the SBA. The average yield on PPP loans was 4.51%, including the recognition of deferred fees, resulting in a positive impact to the net interest margin of three basis points during the quarter ended March 31, 2021, compared to no impact during the comparable quarter in 2020 as PPP loans were not being originated at that time. Accretion of acquisition accounting discounts on loans and the recognition of revenue from acquired loans in excess of discounts increased our net interest margin by 17 and 41 basis points during the three months ended March 31, 2021 and 2020, respectively. The average yield on interest earning assets for the three months ended March 31, 2021 was 3.91%, a 83 basis point decrease from 4.74% for the three months ended March 31, 2020, while the average cost of interest bearing liabilities for the three months ended March 31, 2021 decreased to 0.71%, or 13 basis points from 0.84% for the three months ended March 31, 2020, due primarily to lower market interest rates.

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

	Three months ended March 31,
	2021			2020

	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance(1)	Interest	Yield	Balance(1)	Interest	Yield

	(Dollars in thousands)
Interest earning assets
Interest bearing deposits in banks	$349,677	$119	0.14%	$220,952	$859	1.56%
Investments available-for-sale	111,766	749	2.72	121,915	776	2.55
FHLB Stock	7,737	99	5.20	7,220	126	6.98
FRB Stock	7,612	112	5.99	7,199	109	6.05
Total loans	1,623,888	19,193	4.79	1,547,598	20,620	5.34
Total interest earning assets	2,100,680	20,272	3.91%	1,904,884	22,490	4.74%
Noninterest earning assets	137,041			153,150
Total average assets	$2,237,721			$2,058,034
Interest bearing liabilities
Savings	$114,130	$40	0.14%	$98,215	$45	0.18%
NOW accounts	298,294	66	0.09	247,571	57	0.09
Money market	527,061	515	0.40	500,219	918	0.74
Time deposits	238,883	585	0.99	312,012	1,308	1.68
Total interest bearing deposit accounts	1,178,368	1,206	0.42	1,158,017	2,328	0.81
Subordinated debt, net	63,388	895	5.73	—	—	—
Junior subordinated debentures, net	8,330	87	4.22	8,249	118	5.73
Other borrowings	5,000	—	—	9,368	7	0.29
Total interest bearing liabilities	1,255,086	2,188	0.71%	1,175,634	2,453	0.84%
Noninterest bearing liabilities	727,351			627,352
Total average liabilities	1,982,437			1,802,986
Average equity	255,284			255,048
Total average liabilities and equity	$2,237,721			$2,058,034
Net interest income		$18,084			$20,037

Interest rate spread (2)			3.20%			3.90%
Net interest margin (3)			3.49%			4.22%
Ratio of average interest earning assets to average interest bearing liabilities			167.37%			162.03%

(1)	Average balances are average daily balances.
(2)	Interest rate spread is calculated as the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(3)	Net interest margin is calculated as net interest income divided by total average interest earning assets.

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

	Three months ended March 31,
	2021 compared to 2020
	Increase/(Decrease)
	Attributable to
	Rate	Volume	Total

	(Dollars in thousands)
Interest earning assets
Interest bearing deposits in banks	$(1,241)	$501	$(740)
Investments available-for-sale	37	(64)	(27)
FHLB stock and FRB stock	(38)	14	(24)
Total loans	(2,189)	762	(1,427)
Total interest income	(3,431)	1,213	(2,218)

Interest bearing liabilities
Savings	(12)	7	(5)
NOW accounts	(3)	12	9
Money market accounts	(452)	49	(403)
Time deposits	(416)	(307)	(723)
Total deposit accounts	(883)	(239)	(1,122)
Subordinated debt, net	—	895	895
Junior subordinated debentures, net	(33)	2	(31)
Other borrowings	—	(7)	(7)
Total interest expense	(916)	651	(265)
Net interest income	$(2,515)	$562	$(1,953)

Provision for loan losses.  We recorded no provision for loan losses for the three months ended March 31, 2021, compared to a provision for loan losses of $1.7 million for the three months ended March 31, 2020, primarily because of improvements in the economic forecast at March 31, 2021 as compared to the same quarter in 2020. The provision for loan losses recorded in the quarter ended March 31, 2020 primarily reflected probable loan losses due to economic conditions driven by the impact of COVID-19 on the U.S. and global economies and to a lesser extent, the migration of acquired loans out of the discounted acquired loan portfolio. Net charge-offs were $0 for the three months ended March 31, 2021, compared to net charge-offs of $13,000 during the same period in 2020. The allowance for loan losses to total loans was 1.10% at March 31, 2021 compared to 0.56% at March 31, 2020.

Noninterest income.  Noninterest income decreased $341,000, or 13.2%, to $2.2 million for the three months ended March 31, 2021 compared to $2.6 million for the three months ended March 31, 2020. The decrease in noninterest income for the current quarter compared to the same period in 2020 was primarily due to a $117,000 decrease in loan servicing fees and other fees a $101,000 decrease in service charges and other fees, as a result of lower transaction volumes in the context of the COVID-19 pandemic, and to a lesser extent an $81,000 decrease in income from our investment in a SBIC fund and a $66,000 decrease in gain on sale of loans.

The following table presents the key components of noninterest income for the periods indicated:

	Three months ended March 31,
	2021	2020	$ Change	% Change

	(Dollars in thousands)
Gain on sale of loans	$576	$642	$(66)	(10.3)%
Service charges and other fees	604	705	(101)	(14.3)
Loan servicing and other loan fees	529	646	(117)	(18.1)
Gain on sale of premises	12	—	12	100.0
Income on investment in SBIC fund	263	344	(81)	(23.5)
Other income and fees	253	241	12	5.0
Total noninterest income	$2,237	$2,578	$(341)	(13.2)%

Noninterest expense.  Noninterest expense decreased $2.8 million, or 16.7%, to $14.1 million for the three months ended March 31, 2021 compared to $16.9 million for the three months ended March 31, 2020. The decrease was primarily due to the absence of $3.0 million of acquisition-related expenses, primarily data processing related expenses, during the three months ended March 31, 2021. Excluding the acquisition-related expenses, noninterest expenses for the first quarter of 2021 increased $185,000, compared to the first quarter of 2020. The increase was comprised of higher salaries and employee benefits of $443,000, partially offset by decreases in data processing expenses of $139,000 and miscellaneous expense of $123,000. The increase in salaries and benefits from the first quarter of 2020 was attributable to higher salaries related to the increase in personnel from the GMB Merger, higher equity incentive expenses and a decline in deferred salary costs due to lower new loan production.

The following table details the components of noninterest expense for the periods indicated:

	Three months ended March 31,
	2021	2020	$ Change	% Change

	(Dollars in thousands)
Salaries and related benefits	$8,885	$8,708	$177	2.0%
Occupancy and equipment	1,815	1,811	4	0.2
Data processing	1,484	3,623	(2,139)	(59.0)
Other	1,901	2,776	(875)	(31.5)
Total noninterest expense	$14,085	$16,918	$(2,833)	(16.7)%

Income taxes.  Income tax expense increased $538,000, or 46.1%, to $1.7 million for the three months ended March 31, 2021 from $1.2 million for the three months ended March 31, 2020 reflecting fluctuations in the pre-tax income for the period. The Company’s effective tax rate was 27.3% for three months ended March 31, 2021 compared to 29.3% for the same period in 2020. The increase in the income tax expense was due to increased taxable income with the slight decrease in the Company’s effective rate during the three months ended March 31, 2021 compared to the same period in 2020 due to higher non-deductible merger-related expenses in 2020.

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

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. To support the origination of PPP loans, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) authorized the Paycheck Protection Program Liquidity Facility (the “PPPLF”) to supply liquidity to participating financial institutions through term financing on a non-recourse basis at a rate of 35 basis points, with PPP loans as collateral at face value. The maturity date of this extension of credit will equal the maturity date of the pledged PPP loan. The Bank has not utilized the PPPLF as we held a substantial cash and cash equivalent position at March 31, 2021. Further, as of March 31, 2021, the Bank had an available borrowing capacity of $429.1 million with the FHLB of San Francisco, and Federal Funds lines with available commitments totaling $75.0 million with four correspondent banks. There were no amounts outstanding under these facilities at March 31, 2021 and December 31, 2020. Additionally, the Company classifies its securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our security portfolio is of high quality and the securities would therefore be marketable.

We use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. Loan commitments and letters of credit were $98.9 million and $110.7 million at March 31, 2021 and December 31, 2020, respectively, and certificates of deposits scheduled to mature in one year or less at March 31, 2021, totaled $202.7 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that most of our maturing certificates of deposit will remain with us.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities for the three months ended March 31, 2021 was $651,000, compared to $3.0 million of net cash used in operating activities for the three months ended March 31, 2020. During the three months ended March 31, 2021, net cash provided by investing activities was $70.4 million, which consisted primarily of net change in loans receivable, compared to $71.3 million of cash used in investing activities for the three months ended March 31, 2020. Net cash provided by financing activities for the three months ended March 31, 2021 was $87.4 million, which was comprised primarily of net change in deposits, compared to $53.2 million during the three months ended March 31, 2020.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. At March 31, 2021, the Company, on an unconsolidated basis, had liquid assets of $45.3 million. In addition to its operating expenses, the Company is responsible for paying any dividends declared, if any, to its shareholders, funds paid for Company stock repurchases, and payments on trust-preferred securities and subordinated notes held at the Company level. The Company has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends.

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with GAAP, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage clients’ requests for funding and take the form of loan commitments, lines of credit and standby letters of credit. For additional information about our loan commitments, unused lines of credit and standby letters of credit, see Note 18 - Commitment and Contingencies in the Notes to the Condensed Consolidated Financial Statements included in “Item 1 - Financial Statements” within this report. We have not engaged in any other off-balance sheet transactions in the normal course of our lending activities.

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

Management reviews capital ratios on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet our anticipated future needs. As of March 31, 2021, the most recent regulatory notifications from the Federal Reserve categorized the Bank as “Well Capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would have changed the category.

The following is a summary of actual capital amounts and ratios as of the dates indicated, for the Company (assuming it was subject to regulatory capital requirements) and the Bank compared to the requirements for minimum capital adequacy and classification as Well Capitalized:

	At March 31, 2021		At December 31, 2020
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Leverage Ratio
BayCom Corp	$202,476	9.69%	$201,519	9.58%
Minimum requirement for "Well Capitalized"	104,483	5.00%	105,225	5.00%
Minimum regulatory requirement	83,587	4.00%	84,180	4.00%

United Business Bank	230,044	10.52%	224,169	10.18%
Minimum requirement for "Well Capitalized"	109,309	5.00%	110,136	5.00%
Minimum regulatory requirement	87,448	4.00%	88,109	4.00%

Common Equity Tier 1 Ratio
BayCom Corp	202,476	13.34%	201,519	12.78%
Minimum requirement for "Well Capitalized"	98,683	6.50%	102,472	6.50%
Minimum regulatory requirement	68,319	4.50%	70,942	4.50%

United Business Bank	230,044	15.14%	224,169	14.22%
Minimum requirement for "Well Capitalized"	98,753	6.50%	102,440	6.50%
Minimum regulatory requirement	68,368	4.50%	70,920	4.50%

Tier 1 Risk-Based Capital Ratio
BayCom Corp	211,961	13.96%	211,004	13.38%
Minimum requirement for "Well Capitalized"	121,456	8.00%	126,120	8.00%
Minimum regulatory requirement	91,092	6.00%	94,590	6.00%

United Business Bank	230,044	15.14%	224,169	14.22%
Minimum requirement for "Well Capitalized"	121,543	8.00%	126,080	8.00%
Minimum regulatory requirement	91,157	6.00%	94,560	6.00%

Total Risk-Based Capital Ratio
BayCom Corp	294,876	19.42%	293,919	18.64%
Minimum requirement for "Well Capitalized"	151,819	10.00%	157,650	10.00%
Minimum regulatory requirement	121,456	8.00%	126,120	8.00%

United Business Bank	247,959	16.32%	242,084	15.36%
Minimum requirement for "Well Capitalized"	151,928	10.00%	157,600	10.00%
Minimum regulatory requirement	121,543	8.00%	126,080	8.00%

In addition to the minimum CET1 capital, Tier 1 capital, leverage ratio and total capital ratios, the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At March 31, 2021, the Bank’s CET1 capital exceeded the required capital conservation buffer.

Non-GAAP financial measures

This report contains certain financial information by methods other than GAAP. These measures include allowance for loan losses as a percentage of total loans, excluding PCI loans, acquired loans and PPP loans. Management uses these non-GAAP financial measures, together with the related GAAP measures, in its analysis of the Company’s performance and in making business decisions. Management believes that presenting allowance for loan losses as a percentage of total loans excluding PCI, acquired loans and PPP loans is useful in assessing the credit quality of the Company’s core portfolio. These non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Further, these non-GAAP financial measures should not be considered in isolation or as a substitute for the comparable financial measures determined in accordance with GAAP and may not be comparable to a similarly titled measure reported by other companies.

Reconciliation of the GAAP and non-GAAP financial measures are presented as of the dates indicated:

	March 31,	December 31,
Allowance for loan losses excluding acquired loans and PPP loans	2021	2020

	(Dollars in thousands)
Allowance for loan losses (GAAP)	$(17,500)	$(17,500)

Total loans (GAAP)	1,588,847	1,647,159
Exclude PCI loans	14,073	15,610
Adjusted total loans excluding PCI loans (non-GAAP)	$1,574,774	$1,631,549

Total loans (GAAP)	$1,588,847	$1,647,159
Exclude acquired loans	91,865	164,029
Adjusted total loans excluding acquired loans (non-GAAP)	$1,496,982	$1,483,130
Exclude PPP loans	158,699	135,635
Adjusted total loans excluding acquired loans and PPP loans (non-GAAP)	$1,338,283	$1,347,495

Allowance for loan losses as a percentage of total loans (GAAP)	1.10%	1.06%
Allowance for loan losses to total loans excluding PCI loans (non-GAAP)	1.11	1.07
Allowance for loan losses excluding acquired loans (loans not covered by the allowance) (non-GAAP)	1.17	1.18
Allowance for loan losses excluding acquired loans and PPP loans (loans not covered by the allowance) (non-GAAP)	1.31%	1.30%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk through our lending and deposit gathering activities. Our results of operations are highly dependent upon our ability to manage interest rate risk. We consider interest rate risk to be a significant market risk that could have a material effect on our financial condition and results of operations. Interest rate risk is measured and assessed on a quarterly basis. For information regarding the Company’s market risk, see “Management Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market and Interest Rate Risk,” in the Company’s Annual Report for the year ended December 31, 2020 (“2020 Annual Report”). In our opinion, there has not been a material change in our interest rate risk exposure since the information disclosed in our 2020 Annual Report.

Item 4. Controls and Procedures

(a)       Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures as defined in Rule 13a 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of March 31, 2021 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that based on their evaluation at March 31, 2021, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to BayCom Corp’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(b)       Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2021, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 1A. Risk Factors

There has been no material changes in the Risk Factors previously disclosed in Item 1A of the 2020 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.

(c)Stock Repurchases. On February 22, 2021, the Company’s board of directors approved its fourth stock repurchase program for the repurchase of up to 560,000 shares of its common stock, or approximately 5% of its outstanding shares, over a one-year period through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended March 31, 2021:

			Total number of
	Total	Average	shares purchased	Maximum number of
	number of	price	as part of	shares that may yet be
	shares	paid	publicly announced	purchased under the
	purchased	per share	plans or programs	plans or programs
January 1, 2021 - January 31, 2021	15,497	$14.93	15,497	68,769
February 1, 2021 - February 28, 2021	44,276	15.27	44,276	584,493
March 1, 2021 - March 31, 2021	72,350	17.88	72,350	512,143
	132,123	$16.66	132,123	512,143

During the three months ended March 31, 2021, the Company purchased 132,123 shares of the Company’s common stock at an average cost of $16.66 per share, compared to 228,525 shares repurchased at an average cost of $20.11 per share during the three months ended March 31, 2020. At March 31, 2021, 512,143 shares remain available for future purchases under the current stock repurchase plan.

Item 3. Defaults of Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Articles of Incorporation of BayCom Corp(1)
3.2	Amended and Restated Bylaws of BayCom Corp(2)
10.1	Summary of Annual Incentive Bonus Program
31.1 31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets; (2) Condensed Consolidated Statements of Income; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Notes to Condensed Consolidated Financial Statements.

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

BAYCOM CORP
Registrant

Date: May 13, 2021	By:	/s/ George Guarini
George Guarini
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2021	By:	/s/ Keary Colwell
Keary Colwell
Senior Executive Vice President and Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)