Form 10-Q
period 2021-06-30
BayCom Corp
filed 2021-08-16
CIK 1730984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 6, 2021, there were 10,693,425 shares of the registrant’s common stock outstanding.

BAYCOM CORP

QUARTERLY REPORT ON FORM 10-Q

As used throughout this report, the terms “we,” “our,” “us,” “BayCom,” or the “Company” refer to BayCom Corp and its consolidated subsidiary, United Business Bank, which we sometimes refer to as the “Bank,” unless the context otherwise requires.

BAYCOM CORP

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

(unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Cash and due from banks	$30,144	$29,683
Federal funds sold	438,549	269,646
Cash and cash equivalents	468,693	299,329
Interest bearing deposits in banks	5,726	7,718
Investment securities available-for-sale	137,463	115,590
Federal Home Loan Bank ("FHLB") stock, at par	8,385	7,737
Federal Reserve Bank ("FRB") stock, at par	7,629	7,605
Loans held for sale	7,335	8,664
Loans, net of allowance for loan losses of $17,000 at June 30, 2021 and $17,500 December 31, 2020	1,575,621	1,625,812
Premises and equipment, net	14,747	15,139
Other real estate owned ("OREO")	186	429
Core deposit intangible	7,395	8,302
Cash surrender value of bank owned life insurance ("BOLI") policies, net	21,250	20,910
Right-of-use assets ("ROU")	11,902	12,049
Goodwill	38,838	38,838
Interest receivable and other assets	29,302	27,544
Total assets	$2,334,472	$2,195,666
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest and interest bearing deposits	$1,978,238	$1,838,397
Other borrowings	—	5,000
Junior subordinated deferrable interest debentures, net	8,363	8,322
Subordinated debt, net	63,457	63,372
Salary continuation plan	4,184	4,009
Lease liabilities	12,448	12,328
Interest payable and other liabilities	15,233	11,647
Total liabilities	2,081,923	1,943,075
Commitments and contingencies (Note 18)
Shareholders' equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding at both June 30, 2021 and December 31, 2020	—	—
Common stock, no par value; 100,000,000 shares authorized; 10,699,441 and 11,295,397 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	156,974	167,242
Additional paid in capital	287	287
Accumulated other comprehensive income, net of tax	3,083	2,697
Retained earnings	92,205	82,365
Total shareholders’ equity	252,549	252,591
Total liabilities and shareholders’ equity	$2,334,472	$2,195,666

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for share and per share data)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest income:
Loans, including fees	$18,703	$21,756	$37,896	$42,375
Investment securities and interest bearing deposits in banks	1,051	888	1,919	2,526
FHLB dividends	122	54	221	179
FRB dividends	117	114	229	222
Total interest and dividend income	19,993	22,812	40,265	45,302
Interest expense:
Deposits	1,228	1,675	2,434	4,002
Subordinated debt	896	100	1,791	219
Other borrowings	87	87	174	94
Total interest expense	2,211	1,862	4,399	4,315
Net interest income	17,782	20,950	35,866	40,987
(Reversal of) provision for loan losses	(507)	4,398	(507)	6,111
Net interest income after provision for loan losses	18,289	16,552	36,373	34,876
Noninterest income:
Gain on sale of loans	953	212	1,529	854
Service charges and other fees	604	610	1,208	1,315
Loan servicing and other loan fees	436	595	965	1,241
Gain on sale of premises	—	—	12	—
Income on investment in Small Business Investment Company (“SBIC”) fund	232	(309)	495	35
Gain on sale of OREO	—	28	36	28
Other income and fees	228	166	445	407
Total noninterest income	2,453	1,302	4,690	3,880
Noninterest expense:
Salaries and employee benefits	8,109	8,252	16,994	16,960
Occupancy and equipment	1,850	1,774	3,665	3,585
Data processing	1,269	1,450	2,753	5,074
Other expense	2,181	2,060	4,082	4,835
Total noninterest expense	13,409	13,536	27,494	30,454
Income before provision for income taxes	7,333	4,318	13,569	8,302
Provision for income taxes	2,025	1,199	3,729	2,365
Net income	$5,308	$3,119	$9,840	$5,937
Earnings per common share:
Basic earnings per common share	$0.49	$0.26	$0.89	$0.49
Weighted average shares outstanding	10,893,371	12,025,098	11,079,741	12,186,254

Diluted earnings per common share	$0.49	$0.26	$0.89	$0.49
Weighted average shares outstanding	10,893,371	12,025,098	11,079,741	12,186,254

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$5,308	$3,119	$9,840	5,937
Other comprehensive income:
Change in unrealized gain on available-for-sale securities	1,649	1,164	548	2,291
Deferred tax expense	(478)	(336)	(162)	(653)
Other comprehensive income, net of tax	1,171	828	386	1,638
Total comprehensive income	$6,479	$3,947	$10,226	$7,575

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except for share data)

(unaudited)

				Accumulated
		Common	Additional	Other		Total
	Number of	Stock	Paid in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Capital	Income/(Loss)	Earnings	Equity
Balance, December 31, 2019	12,444,632	$184,043	$287	$1,251	$68,639	$254,220
Net income					2,818	2,818
Other comprehensive income, net				810		810
Restricted stock granted	15,173					—
Restricted stock forfeited	(1,432)					—
Stock based compensation		309				309
Repurchase of shares	(228,525)	(4,596)				(4,596)
Balance, March 31, 2020	12,229,848	$179,756	$287	$2,061	$71,457	$253,561
Net income					3,119	3,119
Other comprehensive income, net				828		828
Restricted stock granted	92,294					—
Stock based compensation		363				363
Repurchase of shares	(451,978)	(5,463)				(5,463)
Balance, June 30, 2020	11,870,164	$174,656	$287	$2,889	$74,576	$252,408

Balance, December 31, 2020	11,295,397	$167,242	$287	$2,697	$82,365	$252,591
Net income					4,532	4,532
Other comprehensive loss, net				(785)		(785)
Restricted stock granted	24,187					—
Restricted stock forfeited	—					—
Stock based compensation		413				413
Repurchase of shares	(132,123)	(2,201)				(2,201)
Balance, March 31, 2021	11,187,461	$165,454	$287	$1,912	$86,897	$254,550
Net income					5,308	5,308
Other comprehensive income, net				1,171		1,171
Restricted stock granted	—					—
Restricted stock forfeited	—					—
Stock based compensation		351				351
Repurchase of shares	(488,020)	(8,831)				(8,831)
Balance, June 30, 2021	10,699,441	$156,974	$287	$3,083	$92,205	$252,549

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six months ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net income	$9,840	$5,937
Adjustments to reconcile net income to net cash provided by operating activities:
(Reversal of) provision for loan losses	(507)	6,111
Increase in deferred tax assets	(658)	(1,486)
Accretion on acquired loans	(1,005)	(3,534)
Gain on sale of loans	(1,529)	(854)
Proceeds from sale of loans	15,774	11,707
Loans originated for sale	(19,692)	(15,651)
Gain on sale of premises, net	(12)	—
Gain on sale of OREO	(36)	(28)
Accretion on junior subordinated debentures	41	40
Increase in cash surrender value of life insurance policies	(340)	(332)
Amortization/accretion of premiums/discounts on investment securities, net	238	376
Depreciation and amortization	1,025	897
Core deposit intangible amortization	906	926
Stock based compensation expense	764	672
Increase in deferred loan origination fees, net	774	4,121
Increase in interest receivable and other assets	(1,341)	(3,080)
Increase in salary continuation plan, net	175	170
Increase (decrease) in interest payable and other liabilities	4,057	(5,099)
Net cash provided by operating activities	8,474	893
Cash flows from investing activities:
Proceeds from maturities of interest bearing deposits in banks	1,992	3,229
Purchase of investment securities	(39,923)	(9,920)
Proceeds from the maturities, repayments and calls of investment securities	18,357	14,676
Purchase of Federal Home Loan Bank stock	(648)	(398)
Purchase of Federal Reserve Bank stock	(24)	(760)
Decrease (increase) in loans, net	57,705	(162,421)
Proceeds from sale of premises	46	—
Proceeds from sale of OREO	279	518
Purchase of equipment and leasehold improvements, net	(703)	(1,001)
Net cash paid out for acquisitions	—	(8,432)
Net cash provided by (used in) investing activities	37,081	(164,509)

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(In thousands)

(unaudited)

	Six months ended
	June 30,
	2021	2020
Cash flows from financing activities:
Increase in noninterest and interest bearing deposits, net	157,561	133,481
Decrease in time deposits, net	(17,720)	(65,892)
Repayment of junior subordinated debentures	—	(1,575)
Repayment of Federal Home Loan Bank borrowings	(5,000)	(100,000)
Increase in other borrowings	—	116,000
Repurchase of common stock	(11,032)	(10,059)
Net cash provided by financing activities	123,809	71,955
Increase (decrease) in cash and cash equivalents	169,364	(91,661)
Cash and cash equivalents at beginning of period	299,329	295,382
Cash and cash equivalents at end of period	$468,693	$203,721

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$4,588	$5,188
Income taxes paid, net	3,668	4,305
Non-cash investing and financing activities:
Change in unrealized (loss) gain on available-for-sale securities, net of tax	$386	$1,638
Transfer of loans to other real estate owned	—	212
Recognition of ROU assets	832	760
Recognition of lease liability	833	707
Acquisition:
Assets acquired, net of cash received	$—	$109,429
Liabilities assumed	—	120,409
Cash consideration	—	13,886
Goodwill	—	3,372

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Tables in thousands, except for share data and per share data)

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

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

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

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

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

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

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

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

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

Pro Forma Results of Operations

The operating results of the Company for the three and six months ended June 30, 2021 in the condensed consolidated statements of income include the operating results of GMB, since its acquisition date. The following table represents the net interest income, net income, basic and diluted earnings per share, as if the GMB Merger was effective January 1, 2020. The unaudited pro forma information in the following table is intended for informational purposes only and is not necessarily indicative of future operating results or operating results that would have occurred had the mergers been completed at the beginning of the respective years. No assumptions have been applied to the pro forma results of operation regarding possible revenue enhancements, expense efficiencies or asset dispositions.

Unaudited pro forma net interest income, net income and earnings per share are presented below:

	2020
	Three months ended	Six months ended
	June 30	June 30
Net interest income	$20,950	$41,389
Net income	3,119	5,140
Basic earnings per share	$0.26	$0.42
Diluted earnings per share	0.26	0.42

These amounts include the third-party acquisition related-expenses, accretion of the discounts on acquired loans and amortization of the fair value mark adjustments on core deposit intangible.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

Acquisition expenses

Acquisition expenses are recognized as incurred and continue until all systems are converted and operational functions become fully integrated. No third-party acquisition expenses were recognized in the consolidated statements of income for the three months ended June 30, 2021 and 2020 and for the six months ended June 30, 2021. The Company recognized third-party acquisition expenses for the six months ended June 30, 2020 as follows:

Professional fees	$369
Data processing	2,000
Severance expense	266
Other expenses	383
Total	$3,018

NOTE 4 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale at the dates indicated are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
June 30, 2021
U.S. Government Agencies	$1,980	$5	$—	$1,985
Preferred equity securities	14,478	506	—	14,984
Municipal securities	13,533	563	—	14,096
Mortgage-backed securities	32,508	1,826	(82)	34,252
Collateralized mortgage obligations	23,984	769	(43)	24,710
SBA securities	6,992	92	(24)	7,060
Corporate bonds	39,659	770	(53)	40,376
Total	$133,134	$4,531	$(202)	$137,463

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
December 31, 2020
U.S. Government Agencies	$5,523	$25	$(4)	$5,544
Municipal securities	15,992	695	—	16,687
Mortgage-backed securities	34,567	2,033	(22)	36,578
Collateralized mortgage obligations	26,649	1,054	(8)	27,695
SBA securities	7,661	52	(46)	7,667
Corporate bonds	21,417	85	(83)	21,419
Total	$111,809	$3,944	$(163)	$115,590

During the three and six months ended June 30, 2021 and 2020, the Company did not sell any securities available-for-sale.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

The estimated fair value and gross unrealized losses for securities available-for-sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position at the dates indicated are as follows:

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
June 30, 2021
Mortgage-backed securities	$2,920	$(74)	$249	$(8)	$3,169	$(82)
Collateralized mortgage obligations	3,332	(37)	741	(6)	4,073	(43)
SBA securities	137	(1)	1,137	(23)	1,274	(24)
Corporate bonds	4,457	(53)	—	—	4,457	(53)
Total	$10,846	$(165)	$2,127	$(37)	$12,973	$(202)

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
December 31, 2020
U.S. Government Agencies	$1,511	$(4)	$—	$—	$1,511	$(4)
Municipal securities	502	—	—	—	502	—
Mortgage-backed securities	2,164	(10)	478	(12)	2,642	(22)
Collateralized mortgage obligations	1,742	(3)	797	(5)	2,539	(8)
SBA securities	562	(1)	3,705	(45)	4,267	(46)
Corporate bonds	10,432	(81)	1,001	(2)	11,433	(83)
Total	$16,913	$(99)	$5,981	$(64)	$22,894	$(163)

At June 30, 2021, the Company held 314 investment securities, of which 18 were in an unrealized loss position for more than twelve months and 13 were in an unrealized loss position for less than twelve months. These temporary unrealized losses relate principally to current interest rates for similar types of securities. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. Deterioration in market and economic conditions related to the COVID-19 pandemic may, however, have an adverse impact on credit quality in the future and result in other-than-temporary impairment charges.

The amortized cost and estimated fair value of securities available-for-sale at the dates indicated by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2021		December 31, 2020
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
Available-for-sale
Due in one year or less	$1,270	$1,281	$7,273	$7,342
Due after one through five years	32,949	34,249	19,424	20,322
Due after five years through ten years	54,050	55,351	34,165	34,898
Due after ten years	44,865	46,582	50,947	53,028
Total	$133,134	$137,463	$111,809	$115,590

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

NOTE 5 – LOANS

The Company’s loan portfolio at the dates indicated is summarized below:

	June 30,	December 31,
	2021	2020
Commercial and industrial	$327,656	$309,961
Construction and land	13,672	22,696
Commercial real estate	1,119,724	1,144,560
Residential	132,026	164,724
Consumer	4,164	5,218
Total loans	1,597,242	1,647,159
Net deferred loan fees	(4,621)	(3,847)
Allowance for loan losses	(17,000)	(17,500)
Net loans	$1,575,621	$1,625,812

The Company’s total impaired loans, including nonaccrual loans, loans modified as troubled debt restructurings (“TDR loans”), and accreting purchase credit impaired (“PCI”) loans that have experienced post-acquisition declines in cash flows expected to be collected are summarized as follows:

	Commercial	Construction	Commercial
	and industrial	and land	real estate	Residential	Consumer	Total
June 30, 2021
Recorded investment in impaired loans:
With no specific allowance recorded	$116	$36	$5,509	$3,016	$—	$8,677
With a specific allowance recorded	739	—	300	26	—	1,065
Total recorded investment in impaired loans	$855	$36	$5,809	$3,042	$—	$9,742
Specific allowance on impaired loans	481	—	98	21	—	600

December 31, 2020
Recorded investment in impaired loans:
With no specific allowance recorded	$120	$36	$5,689	$2,040	$—	$7,885
With a specific allowance recorded	728	—	451	155	—	1,334
Total recorded investment in impaired loans	$848	$36	$6,140	$2,195	$—	$9,219
Specific allowance on impaired loans	420	—	77	24	—	521

Three months ended June 30, 2021
Average recorded investment in impaired loans	$909	$36	$6,084	$2,854	$—	$9,883
Interest recognized	36	—	18	12	—	66
Six months ended June 30, 2021
Average recorded investment in impaired loans	$ 830	$ 36	$ 5,721	$ 2,915	$—	$ 9,502
Interest recognized	37	—	67	25	—	129

Three months ended June 30, 2020
Average recorded investment in impaired loans	546	2,838	3,150	1,741	—	8,275
Interest recognized	4	9	—	—	—	13
Six months ended June 30, 2020
Average recorded investment in impaired loans	585	2,800	2,763	1,679	4	7,831
Interest recognized	4	151	30	—	—	185

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Impaired loans on accrual are comprised solely of TDR

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

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

For the three and six months ended June 30, 2021 and 2020, the Company recorded no charge-offs related to TDR loans. During the three and six months ended June 30, 2021 and 2020, there were no TDR loans for which there was a payment default within the first 12 months of the modification. As of June 30, 2021 and December 31, 2020, TDR loans had a related allowance of $31,000 and $35,000, respectively. As of June 30, 2021 and December 31, 2020, $776,000 and $798,000, respectively, of TDR loans were performing in accordance with their modified terms. All TDR loans are also included in the loans individually evaluated for impairment as part of the calculation of the allowance for loan losses. There were no commitments to lend additional amounts to borrowers with outstanding loans that are classified as TDR loans at June 30, 2021.

A summary of TDR loans by type of concession and type of loan, as of the periods indicated:

	Number of	Rate	Term	Rate & term
	loans	modification	modification	modification	Total
June 30, 2021
Commercial and industrial	2	$—	$28	$—	$28
Construction and land	—	—	—	—	—
Commercial real estate	4	—	2,277	—	2,277
Residential	1	—	147	—	147
Consumer	—	—	—	—	—
Total	7	$—	$2,452	$—	$2,452

	Number of	Rate	Term	Rate & term
	loans	modification	modification	modification	Total
June 30, 2020
Commercial and industrial	1	$—	$24	$—	$24
Construction and land	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Residential	—	—	—	—	—
Consumer	—	—	—	—	—
Total	1	$—	$24	$—	$24

There were no loans and one loan modified as a TDR during the three and six months ended June 30, 2021, respectively. There was one loan modified as a TDR during the three and six months ended June 30, 2020, respectively.

The Bank continues to offer payment and financial relief programs for borrowers impacted by COVID-19 under the Coronavirus Aid, Relief and Economic Security Act of 2020, or CARES Act, and related regulatory guidance. The primary relief for these borrowers is to allow interest only payments for up to 450 days. In accordance with regulatory guidelines related to COVID-19, these modifications are not considered troubled debt restructurings through the earlier of January 1, 2022, or 60 days after the national emergency terminates. Modified loans are re-evaluated at the end of the

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

initial deferral period and will either return to the original loan terms or be reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate.

During the second quarter of 2021, the Bank continued its participation in the initial U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), which ended in August 2020, by processing applications for PPP loan forgiveness. During the second quarter of 2021, the Bank continued to accept and process loan applications under the second PPP program enacted in December 2020, which ended on May 31, 2021.

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

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

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

The following tables present the internally assigned risk grade by class of loans at the dates indicated:

		Special
	Pass	Mention	Substandard	Doubtful	Total
June 30, 2021
Commercial and industrial	$312,802	$10,347	$4,507	$—	$327,656
Construction and land	13,495	141	36	—	13,672
Commercial real estate	1,086,439	24,938	8,347	—	1,119,724
Residential	128,354	597	3,075	—	132,026
Consumer	4,141	—	23	—	4,164
Total	$1,545,231	$36,023	$15,988	$—	$1,597,242

		Special
	Pass	Mention	Substandard	Doubtful	Total
December 31, 2020
Commercial and industrial	$295,245	$10,466	$4,250	$—	$309,961
Construction and land	22,346	313	37	—	22,696
Commercial real estate	1,112,085	26,329	6,146	—	1,144,560
Residential	161,161	1,333	2,230	—	164,724
Consumer	5,216	—	2	—	5,218
Total	$1,596,053	$38,441	$12,665	$—	$1,647,159

The following tables provide an aging of the Company’s loans receivable as of the dates indicated:

								Recorded
			90 Days					investment >
	30–59 Days	60–89 Days	or more	Total			Total loans	90 days and
	past due	past due	past due	past due	Current	PCI loans	receivable	accruing
June 30, 2021
Commercial and industrial	$—	$—	$653	$653	$326,425	$578	$327,656	$—
Construction and land	—	64	36	100	13,529	43	13,672	—
Commercial real estate	467	—	752	1,219	1,107,909	10,596	1,119,724	—
Residential	1	170	1,398	1,569	128,432	2,025	132,026	—
Consumer	1	—	—	1	4,163	—	4,164	—
Total	$469	$234	$2,839	$3,542	$1,580,458	$13,242	$1,597,242	$—

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

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

The balance of nonaccrual loans guaranteed by a government agency, which reduces the Company’s credit exposure, was $920,000 at June 30, 2021 compared to $850,000 at December 31, 2020. At June 30, 2021 and December 31, 2020, nonaccrual loans included $637,000 and $620,000 of loans 30-89 days past due and $5.3 million and $4.1 million  of loans less than 30 days past due, respectively. Interest foregone on nonaccrual loans was approximately $69,000 and $157,300 for the three and six months ended June 30, 2021 compared to $119,500 and $221,000 for the three and six months ended June 30, 2020, respectively.

Purchased Credit Impaired Loans

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

The unpaid principal balance and carrying value of the Company’s PCI loans at the dates indicated are as follows:

	June 30, 2021		December 31, 2020
	Unpaid		Unpaid
	principal	Carrying	principal	Carrying
	balance	value	balance	value
Commercial and industrial	$915	$578	$1,000	$622
Construction and land	89	43	100	51
Commercial real estate	11,983	10,596	14,096	12,416
Residential	2,513	2,025	3,127	2,521
Consumer	—	—	—	—
Total	$15,500	$13,242	$18,323	$15,610

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

The following table reflects the changes in the accretable yield of PCI loans for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Balance at beginning of period	$88	$594	$383	$554
Additions	—	223	—	531
Removals	(84)	(229)	(149)	(356)
Accretion	312	(17)	82	(158)
Balance at end of period	$316	$571	$316	$571

NOTE 6 – ALLOWANCE FOR LOAN LOSSES

The following tables summarize the Company’s allowance for loan losses and loan balances individually and collectively evaluated for impairment by type of loan as of or for the three and six months ended June 30, 2021 and 2020:

	Commercial	Construction	Commercial
	and industrial	and land	real estate	Residential	Consumer	Total
Three months ended June 30, 2021
Allowance for loan losses
Beginning balance	$3,819	$265	$11,247	$2,147	$22	$17,500
Charge-offs	—	—	—	—	—	—
Recoveries	4	—	3	—	—	7
Provision for loan losses	(178)	(41)	78	(365)	(1)	(507)
Ending balance	$3,645	$224	$11,328	$1,782	$21	$17,000

Six months ended June 30, 2021
Allowance for loan losses
Beginning balance	$4,042	$378	$11,211	$1,856	$13	$17,500
Charge-offs	(2)	—	—	—	—	(2)
Recoveries	6	—	3	—	—	9
Provision (reclassification) for loan losses	(401)	(154)	114	(74)	8	(507)
Ending balance	$3,645	$224	$11,328	$1,782	$21	$17,000

June 30, 2021
Allowance for loan losses by methodology:
Loans individually evaluated for impairment	$481	$—	$98	$21	$—	$600
Loans collectively evaluated for impairment	3,018	224	11,212	1,758	21	16,233
PCI loans	146	—	18	3	—	167
Total loans	$3,645	$224	$11,328	$1,782	$21	$17,000

Loans receivable by methodology:
Individually evaluated for impairment	$672	$36	$4,995	$3,040	$—	$8,743
Collectively evaluated for impairment	326,406	13,593	1,104,133	126,961	4,164	1,575,257
PCI loans	578	43	10,596	2,025	—	13,242
Total loans	$327,656	$13,672	$1,119,724	$132,026	$4,164	$1,597,242

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

	Commercial	Construction	Commercial
	and industrial	and land	real estate	Residential	Consumer	Total
Three months ended June 30, 2020
Allowance for loan losses
Beginning balance	$2,422	$111	$6,018	$546	$3	$9,100
Charge-offs	—	—	—	—	(1)	(1)
Recoveries	3	—	—	—	—	3
Provision for loan losses	1,049	240	2,227	882	—	4,398
Ending balance	$3,474	$351	$8,245	$1,428	$2	$13,500

Six months ended June 30, 2020
Allowance for loan losses
Beginning balance	$1,788	$167	$5,004	$427	$14	$7,400
Charge-offs	—	—	—	(1)	(17)	(18)
Recoveries	7	—	—	—	—	7
Provision (reclassification) for loan losses	1,679	184	3,241	1,002	5	6,111
Ending balance	$3,474	$351	$8,245	$1,428	$2	$13,500

June 30, 2020
Allowance for loan losses by methodology:
Loans individually evaluated for impairment	$146	$14	$84	$25	$—	$269
Loans collectively evaluated for impairment	3,328	337	8,161	1,403	2	13,231
PCI loans	—	—	—	—	—	—
Total loans	$3,474	$351	$8,245	$1,428	$2	$13,500

Loans receivable by methodology:
Individually evaluated for impairment	$560	$2,806	$3,904	$1,733	$—	$9,003
Collectively evaluated for impairment	311,601	42,835	1,150,196	192,397	5,561	1,702,590
PCI loans	709	192	13,612	3,140	—	17,653
Total loans	$312,870	$45,833	$1,167,712	$197,270	$5,561	$1,729,246

NOTE 7 – PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at the dates indicated:

	June 30,	December 31,
	2021	2020
Premises owned	$10,913	$10,891
Leasehold improvements	3,086	3,274
Furniture, fixtures and equipment	6,082	6,940
Less accumulated depreciation and amortization	(5,334)	(5,966)
Total premises and equipment, net	$14,747	$15,139

Depreciation and amortization included in occupancy and equipment expense totaled $502,000 and $1.0 million for the three and six months ended June 30, 2021 and $425,000 and $897,000 for the three and six months ended June 30, 2020, respectively.

NOTE 8 – LEASES

The Company leases 19 branches under noncancelable operating leases. These leases expire on various dates through 2030. The Company’s leases often have an option to renew one or more times, at the Company’s discretion,

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

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

The below maturity schedule represents the undiscounted lease payments for the five-year period and thereafter as of June 30, 2021:

For the remainder of 2021	$1,722
2022	2,905
2023	2,431
2024	1,840
2025	1,183
Thereafter	3,390
Total undiscounted cash flows	13,471
Less: interest	(1,023)
Present value of lease payments	$12,448

The following table presents the weighted average lease term and discount rate at the date indicated:

	June 30, 2021
Weighted-average remaining lease term	5.7	years
Weighted-average discount rate	2.73%

Rental expense included in occupancy and equipment on the consolidated statements of income totaled $834,000 and $1.6 million for the three and six months ended June 30, 2021 and $854,000 and $1.7 million for the three and six months ended June 30, 2020, respectively.

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

Impairment exists when a reporting unit’s fair value is less than its carrying amount, including goodwill. Due to the adverse and unknown economic impacts resulting from the COVID-19 pandemic, the Company performed a goodwill impairment qualitative assessment during the second quarter of 2021 to determine if it is not more likely than not that the fair value of the Company’s reporting unit exceeded its carrying value, including goodwill.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

As of June 30, 2021, the Company’s qualitative assessment which considered the Company’s continued profitability, positive equity, average community bank merger deal values realized during the first six months of 2021, net interest margin, allowance for loan loss, and the continued growth in its core deposit portfolio, the Company concluded that the goodwill of the Company’s reporting unit, the Bank, is not more likely than not to be impaired. However, if adverse economic conditions or the recent decrease in the Company’s stock price and market capitalization as a result of the COVID-19 pandemic were to be deemed sustained rather than temporary, it may significantly affect the fair value of the Company’s goodwill and may require impairment charges. Any impairment charge could have a material adverse effect on the Company’s results of operations and financial condition.

Changes in the Company's goodwill at June 30, 2021 and December 31, 2020 are as follows:

	June 30,	December 31,
	2021	2020
Balance at beginning of period	$38,838	$35,466
Acquired goodwill	—	3,372
Impairment	—	—
Balance at end of period	$38,838	$38,838

Core Deposit Intangible

Changes in the Company’s core deposit intangible at June 30, 2021 and December 31, 2020 were as follows:

	June 30,	December 31,
	2021	2020
Balance at beginning of period	$8,302	$9,185
Additions	—	949
Less amortization	(906)	(1,832)
Balance at end of period	$7,395	$8,302

Estimated annual amortization expense at June 30, 2021 is as follows:

For the remainder of 2021	$906
2022	1,813
2023	1,034
2024	970
2025	927
Thereafter	1,745
Total	$7,395

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

NOTE 10 – INTEREST RECEIVABLE AND OTHER ASSETS

The Company’s interest receivable and other assets at the dates indicated consisted of the following:

	June 30,	December 31,
	2021	2020
Tax assets, net	$10,753	$8,577
Accrued interest receivable	6,591	7,312
Investment in SBIC Funds	3,992	3,497
Prepaid assets	1,225	1,594
Servicing assets	1,759	1,783
Low income housing partnerships, net	3,308	3,002
Investment in statutory trusts	483	481
Other assets	1,191	1,298
Total	$29,302	$27,544

NOTE 11 – DEPOSITS

The Company’s deposits consisted of the following at the dates indicated:

	June 30,	December 31,
	2021	2020
Demand deposits	$727,663	$678,365
NOW accounts and savings	445,232	399,772
Money market	579,355	516,560
Time deposits	225,988	243,700
Total	$1,978,238	$1,838,397

NOTE 12 - BORROWINGS

Other borrowings – The Bank has an approved secured borrowing facility with the Federal Home Loan Bank of San Francisco (the “FHLB”) for up to 25% of total assets for a term not to exceed five years under a blanket lien of certain types of loans. In May 2020, the Bank secured a $10.0 million advance from the FHLB of San Francisco comprised of two $5.0 million tranches, at no cost. At December 31, 2020, the first tranche was repaid. At June 30, 2021, the second tranche was repaid and the Bank had no borrowings outstanding from the FHLB of San Francisco at that date.

The Bank has Federal Funds lines with four corresponding banks. Cumulative available commitments totaled $75.0 million at both June 30, 2021 and December 31, 2020. There were no amounts outstanding under these facilities at June 30, 2021 and December 31, 2020.

Junior subordinated deferrable interest debentures – In connection with its previous acquisitions, the Company acquired junior subordinated deferrable interest debentures, totaling $8.4 million net of mark-to-market adjustments at June 30, 2021 with a weighted average interest rate of 2.41%, compared to $8.3 million with a weighted average rate of 2.80% at December 31, 2020. The junior subordinated deferrable interest debentures have a stated maturity term of 30 years.

Subordinated debt – On August 6, 2020, the Company issued and sold $65.0 million aggregate principal amount of 5.25% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “Notes”) at a public offering price equal to 100% of the aggregate principal amount of the Notes. The offering of the Notes closed on August 10, 2020. The Notes initially bears a fixed interest rate of 5.25% per year. Commencing on September 15, 2025, the interest rate on the Notes resets

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

quarterly to the three-month Secured Overnight Financing rate plus a spread of 521 basis points (5.21%), payable quarterly in arrears. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year through September 15, 2025 and quarterly thereafter on March 15, June 15, September 15 and December 15 of each year through the maturity date or early redemption date. The Company, at its option, may redeem the Notes, in whole or in part, on any interest payment date on or after September 15, 2025, without a premium. At June 30, 2021, the Company had outstanding Notes, net of cost to issue, totaling $63.5 million.

NOTE 13 – INTEREST PAYABLE AND OTHER LIABILITIES

The Company’s interest payable and other liabilities at the dates indicated consisted of the following:

	June 30,	December 31,
	2021	2020
Accrued expenses	$5,121	$6,577
Accounts payable	492	384
Reserve for unfunded commitments	415	415
Accrued interest payable	1,242	1,401
All other	7,963	2,870
Total	$15,233	$11,647

NOTE 14 – OTHER EXPENSES

The Company’s other expenses for the periods indicated consisted of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Professional fees	$614	$629	$1,048	$1,524
Core deposit premium amortization	453	453	906	926
Marketing and promotions	155	109	219	439
Stationery and supplies	83	127	190	273
Insurance (including FDIC premiums)	203	110	413	165
Communication and postage	189	124	405	318
Loan default related expense	46	87	60	212
Director fees	83	80	159	158
Bank service charges	69	42	124	76
Courier expense	155	124	331	314
Other	131	175	227	430
Total	$2,181	$2,060	$4,082	$4,835

The Company expenses marketing and promotions costs as they are incurred. Advertising expense included in marketing and promotions totaled $26,000 and $42,000 for the three and six months ended June 30, 2021 and $68,000 and $133,000 for the three and six months ended June 30, 2020, respectively.

NOTE 15 – EQUITY INCENTIVE PLANS

2017 Omnibus Equity Incentive Plan

The shareholders approved the Omnibus Equity Incentive Plan (“2017 Plan”) in November 2017. The 2017 Plan provides for the awarding by the Company’s Board of Directors of equity incentive awards to employees and non-

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

employee directors. An equity incentive award may be an option, stock appreciation rights, restricted stock units, stock award, other stock-based award or performance award granted under the 2017 Plan. Factors considered by the Board in awarding equity incentives to officers and employees include the performance of the Company, the employee’s or officer’s job performance, the importance of his or her position, and his or her contribution to the organization’s goals for the award period. Generally, awards are restricted and have a vesting period of no longer than ten years. Subject to adjustment as provided in the 2017 Plan, the maximum number of shares of common stock that may be delivered pursuant to awards granted under the 2017 Plan is 450,000. The 2017 Plan provides for an annual restricted stock grant limits to officers, employees and directors. The annual stock grant limit per person for officers and employees is the lessor of 50,000 shares or a value of $2.0 million, and per person for directors, the maximum is 25,000 shares. All unvested restricted shares outstanding vest in the event of a change in control of the Company. Awarded shares of restricted stock vest over (i) a one-year period following the date of grant, in the case of the non-employee directors, and (ii) a three-year or five-year period following the date of grant, with the initial vesting occurring on the one-year anniversary of the date of grant, in the case of the executive officers. As of June 30, 2021, a total of 127,060 shares were available for future issuance under the 2017 Plan.

2014 Omnibus Equity Incentive Plan

In 2014, the shareholders approved the Omnibus Equity Incentive Plan (the “2014 Plan”). A total of 148,962 equity incentive awards were granted under the 2014 Plan. The awards are shares of restricted stock and have a vesting period of one to five years. No future equity awards will be made from the 2014 Plan.

The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date. Total compensation expense for these plans was $351,000 and $764,000 for the three and six months ended June 30, 2021 and $363,000 and $672,000 for the three and six months ended June 30, 2020, respectively.

As of June 30, 2021, there was $1.8 million of total unrecognized compensation cost related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately three years.

The following table provides the restricted stock grant activity for the periods indicated:

	2021		2020
		Weighted-average		Weighted-average
		grant date		grant date
	Shares	fair value	Shares	fair value
Non-vested at January 1,	204,515	$17.71	142,103	$20.76
Granted	24,187	15.17	15,173	22.60
Vested	(14,164)	18.50	(23,435)	19.62
Forfeited	—	—	(1,432)	18.93
Non-Vested, at March 31,	214,538	$16.06	132,409	$22.10
Granted	—	—	92,294	12.18
Vested	(63,028)	17.84	(32,264)	23.30
Forfeited	—	—	—	—
Non-Vested, at June 30,	151,510	$15.32	192,439	$17.14

NOTE 16 – FAIR VALUE MEASUREMENT

ASC Topic 820, “Fair Value Measurement,” defines fair value, establishes a framework for measuring fair value including a three-level valuation hierarchy, and expands disclosures about fair value measurements. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

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

The following assets are measured at fair value on a recurring basis as of the dates indicated:

	Total	Level 1	Level 2	Level 3
June 30, 2021
U.S. Government Agencies	$1,985	$—	$1,985	$—
Preferred equity securities	14,984	14,984	—	—
Municipal securities	14,096	—	14,096	—
Mortgage-backed securities	34,252	—	34,252	—
Collateralized mortgage obligations	24,710	—	24,710	—
SBA securities	7,060	—	7,060	—
Corporate bonds	40,376	—	40,376	—
Total	$137,463	$14,984	$122,479	$—

	Total	Level 1	Level 2	Level 3
December 31, 2020
U.S. Government Agencies	$5,544	$—	$5,544	$—
Municipal securities	16,687	—	16,687	—
Mortgage-backed securities	36,578	—	36,578	—
Collateralized mortgage obligations	27,695	—	27,695	—
SBA securities	7,667	—	7,667	—
Corporate bonds	21,419	—	21,419	—
Total	$115,590	$—	$115,590	$—

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

The following assets are measured at fair value on a nonrecurring basis as of the dates indicated:

	Total	Level 1	Level 2	Level 3
June 30, 2021
Performing impaired loans	$776	$—	$—	$776
Nonperforming impaired loans	8,966	—	—	8,966
OREO	186	—	—	186
Total	$9,928	$—	$—	$9,928

	Total	Level 1	Level 2	Level 3
December 31, 2020
Performing impaired loans	$798	$—	$—	$798
Nonperforming impaired loans	8,421	—	—	8,421
OREO	429	—	—	429
Total	$9,648	$—	$—	$9,648

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

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value disclosure for financial instruments:

	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
June 30, 2021
Financial assets:
Cash and cash equivalents	$468,693	$468,693	$468,693	$—	$—
Interest bearing deposits in banks	5,726	5,726	5,726	—	—
Investment securities available-for-sale	133,134	137,463	14,984	122,479	—
Investment in FHLB and FRB Stock	16,014	16,014	16,014	—	—
Loans held for sale	7,335	7,335	—	7,335	—
Loans, net	1,575,621	1,585,556	—	—	1,585,556
Accrued interest receivable	6,591	6,591	—	6,591	—
Financial liabilities:
Deposits	1,978,238	1,980,118	—	1,980,118	—
Other borrowings	—	—	—	—	—
Junior subordinated deferrable interest debentures, net	8,363	8,146	—	—	8,146
Subordinated debt, net	63,457	63,457	—	63,457	—
Accrued interest payable	1,242	1,242	—	1,242	—
Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	105,909	105,494	—	—	105,494

	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
December 31, 2020
Financial assets:
Cash and cash equivalents	$299,329	$299,329	$299,329	$—	$—
Interest bearing deposits in banks	7,718	7,718	7,718	—	—
Investment securities available-for-sale	111,809	115,590	—	115,590	—
Investment in FHLB and FRB Stock	15,342	15,342	15,342	—	—
Loans held for sale	8,664	8,664	—	8,664	—
Loans, net	1,625,812	1,658,605	—	—	1,658,605
Accrued interest receivable	7,312	7,312	—	7,312	—
Financial liabilities:
Deposits	1,838,397	1,839,973	—	1,839,973	—
Other borrowings	5,000	5,000	—	5,000	—
Junior subordinated deferrable interest debentures, net	8,322	8,124	—	—	8,124
Subordinated debt, net	63,372	63,372	—	63,372	—
Accrued interest payable	1,401	1,401	—	1,401	—
Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	110,702	110,287	—	—	110,287

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

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

The following table presents a summary of commitments described above as of the dates indicated:

	June 30,	December 31,
	2021	2020
Commitments to extend credit	$103,610	$108,376
Standby letters of credit	2,299	2,326
Total commitments	$105,909	$110,702

Commitments generally have fixed expiration dates or other termination clauses. The actual liquidity needs or the credit risk that the Company will experience will be lower than the contractual amount of commitments to extend credit because a significant portion of these commitments are expected to expire without being drawn upon. The commitments are generally variable rate and include unfunded home equity lines of credit, commercial real estate construction where disbursement is made over the course of construction, commercial revolving lines of credit, and unsecured personal lines of credit. The Company’s outstanding loan commitments are made using the same underwriting standards as comparable outstanding loans. The reserve associated with these commitments included in interest payable and other liabilities on the consolidated balance sheets was $415,000 at both June 30, 2021 and December 31, 2020.

Commercial Real Estate Concentrations

At June 30, 2021 and December 31, 2020, in management’s judgment, a concentration of loans existed in commercial real estate related loans. The Company’s commercial real estate loans are secured by owner-occupied and non-owner occupied commercial real estate and multifamily properties. Although management believes that loans within these concentrations have no more than the normal risk of collectability, a decline in the performance of the economy in general or a decline in real estate value in the Company’s primary market areas in particular, could have an adverse impact on collectability.

Other Assets

The Company has commitments to fund Low Income Housing Tax Credit Partnerships (“LIHTC”) and a Small Business Investment Company (“SBIC”). During the second quarter of June 30, 2021, the Company entered into a new LIHTC with a total commitment of $2.0 million. The Company’s net investment in LIHTC was $3.3 million and $1.1 million at June 30, 2021 and December 31, 2020, respectively. At June 30, 2021, the remaining commitments to the LIHTC

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

and SBIC were approximately $2.4 million and $122,000, respectively. At December 31, 2020, the remaining commitments to the LIHTC and SBIC were approximately $899,000 and $122,000, respectively.

Deposits

At June 30, 2021, approximately $184.7 million, or 9.3%, of the Company's deposits were derived from its top ten depositors. At December 31, 2020, approximately $170.1 million, or 8.8%, of the Company's deposits were derived from its top ten depositors.

Local Agency Deposits and Other Advances

In the normal course of business, the Company accepts deposits from local agencies. The Company is required to provide collateral for certain local agency deposits in the states of California, Colorado, New Mexico and Washington. As of June 30, 2021 and December 31, 2020, the FHLB issued letters of credit on behalf of the Company totaling $41.5 million and $30.1 million, respectively, as collateral for local agency deposits.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward- looking statements as a result of a wide variety or range of factors including, but not limited to:

●	the effect of the novel coronavirus disease 2019 (“COVID-19”) pandemic, including on our credit quality and business operations, as well as its impact on general economic and financial market conditions and other uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, the U.S. and economic activity, employment levels and market liquidity global economies, and consumer and corporate clients;
●	the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses;
●	changes in economic conditions in general and in California, Colorado, New Mexico and Washington;
●	changes in the levels of general interest rates and the relative differences between short and long-term interest rates, loan and deposit interest rates;
●	uncertainly regarding transition away from London Interbank Offered Rate (“LIBOR”) toward new interest rate benchmarks;
●	our net interest margin and funding sources;
●	fluctuations in the demand for loans and the number of unsold homes, land and other properties;
●	fluctuations in real estate values in our market areas;
●	secondary market conditions for loans and our ability to sell loans in the secondary market;
●	results of examinations of us by regulatory authorities and the possibility that any such regulatory authority may, among other things, limit our business activities, require us to change our business mix, increase our allowance for loan and lease losses, write-down asset values or increase our capital levels, affect our ability to borrow funds or maintain or increase deposits;
●	risks related to our acquisition strategy, including our ability to identify future suitable acquisition candidates, exposure to potential asset and credit quality risks and unknown or contingent liabilities, the need for capital to finance such transactions, our ability to obtain required regulatory approvals and possible failures in realizing the anticipated benefits from acquisitions;
●	challenges arising from attempts to expand into new geographic markets, products, or services;
●	future goodwill impairment due to changes in our business, market conditions, or other factors;
●	legislative or regulatory changes that adversely affect our business including changes in banking, securities and tax law, and regulatory policies and principles, or the interpretation of regulatory capital or other rules, including those required by BASEL III;
●	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the implementing regulations;
●	our ability to attract and retain deposits;
●	our ability to control operating costs and expenses;
●	the use of estimates in determining fair value of certain of our assets and liabilities, which estimates may prove to be incorrect and result in significant changes in valuation;
●	difficulties in reducing risk associated with the loans and securities on our balance sheet;

●	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges;
●	the effectiveness of our risk management framework;
●	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions, which could expose us to litigation or reputational harm;
●	an inability to keep pace with the rate of technological advances;
●	our ability to retain key members of our senior management team and our ability to attract, motivate and retain qualified personnel;
●	costs and effects of litigation, including settlements and judgments;
●	our ability to implement our business strategies and manage our growth;
●	liquidity issues, including our ability to borrow funds or raise additional capital, if necessary;
●	the loss of our large loan and deposit relationships;
●	increased competitive pressures among financial services companies;
●	changes in consumer spending, borrowing and savings habits;
●	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;
●	adverse changes in the securities markets;
●	inability of key third-party providers to perform their obligations to us;
●	statements with respect to our intentions regarding disclosure and other changes resulting from the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”);
●	changes in accounting principles, policies or guidelines and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods, including as a result of the Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act") and the Consolidated Appropriations Act, 2021 (“CAA 2021”);
●	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services, including as a result of the CARES Act, CAA 2021, recent COVID-19 vaccination efforts and economic stimulus efforts, and other risks described elsewhere in this Form 10-Q and other filings with the Securities and Exchange Commission (“SEC”).

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

Our principal objective is to continue to increase shareholder value and generate consistent earnings growth by expanding our commercial banking franchise through both strategic acquisitions and organic growth. Since 2010, we have expanded our geographic footprint through nine strategic acquisitions. We believe our strategy of selectively acquiring and integrating community banks has provided us with economies of scale and improved our overall franchise efficiency. Looking forward, we expect to continue to pursue strategic acquisitions and believe our targeted market areas present us with many and varied acquisition opportunities. We are also focused on continuing to grow organically and believe the metropolitan and community markets in which we operate currently provide meaningful opportunities to expand our commercial client base and increase both interest-earning assets and market share. We believe our geographic footprint, which now includes the San Francisco Bay area, the metropolitan markets of Los Angeles, California, Seattle, Washington, and Denver, Colorado, and community markets including Albuquerque, New Mexico, and Custer, Delta, and Grand counties, Colorado, provides us with access to low cost, stable core deposits in community markets that we can use to fund commercial loan growth. We strive to provide an enhanced banking experience for our clients by providing them with a comprehensive suite of sophisticated banking products and services tailored to meet their needs, while delivering the high-quality, relationship-based client service of a community bank. At June 30, 2021, the Company had approximately $2.3 billion in total assets, $1.6 billion in total loans, net, $2.0 billion in total deposits and $252.5 million in shareholders’ equity.

We continue to focus on growing our commercial loan portfolios through acquisitions as well as organic growth. At June 30, 2021, our $1.6 billion total loan portfolio included $479.9 million, or 30.0%, of acquired loans (all of which were recorded to their estimated fair values at the time of acquisition), and the remaining $1.1 billion, or 70.0%, consisted of loans we originated.

The profitability of our operations depends primarily on our net interest income after provision for loan losses, which is the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities less provision for loan losses. Our net income is also affected by other factors, including the provision for credit losses on loans, noninterest income and noninterest expense.

Set forth below is a discussion of the primary factors affecting our results of operations:

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

Changes in market interest rates, the slope of the yield curve, and interest we earn on interest earning assets or pay on interest bearing liabilities, as well as the volume and types of interest earning assets, interest bearing and noninterest bearing liabilities and shareholders’ equity, usually have the largest impact on changes in our net interest spread, net interest margin and net interest income during a reporting period. The significant 150 basis point reduction in the targeted federal funds rate during the quarter ended March 31, 2020, resulted in a larger impact to our interest-earning assets than to our interest bearing liabilities, reducing our net interest margin. In addition, our net interest margin is adversely impacted by the low loan yields from loans originated pursuant to the SBA’s Paycheck Protection Program (“PPP”). Because the length of the COVID-19 pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including the 150 basis point reductions in the targeted federal funds rate in 2020, until the pandemic subsides, the Company expects its net interest income and net interest margin will be adversely affected in 2021 and possibly longer.

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

Noninterest expense. Noninterest expense includes, among other things: (i) salaries and related benefits; (ii) occupancy and equipment expense; (iii) data processing; (iv) Federal Deposit Insurance Corporation (“FDIC”) and state assessments; (v) outside and professional services; (vi) other general and administrative expenses, including amortization of intangible assets. Salaries and related benefits include compensation, employee benefits and employment tax expenses for our personnel. Occupancy expense includes depreciation expense on our owned properties, lease expense on our leased properties and other occupancy-related expenses. Data processing expense includes data fees paid to our third-party data processing system provider and other data service providers. FDIC and state assessments expense represents the assessments that we pay to the FDIC for deposit insurance and other regulatory costs to various states. Outside and professional fees include legal, accounting, consulting and other outsourcing arrangements. Amortization of intangibles represents the amortization of our core deposit intangible from various acquisitions. Other general and administrative expenses include expenses associated with travel, meals, training, supplies and postage. Noninterest expenses generally increase as we grow our business. Noninterest expenses have increased significantly over the past few years as we have grown through acquisitions and organically, and as we have built out our operational infrastructure.

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

Due to the adverse and unknown economic impacts resulting from the COVID-19 pandemic, the Company performed a goodwill impairment qualitative assessment during the second quarter of 2021 to determine if it is not more likely than not that the fair value of the Company’s reporting unit exceeded its carrying value, including goodwill. As of June 30, 2021 the Company’s qualitative assessment, which considered the Company’s continued profitability, positive equity, average community bank merger deal values realized as of June 30, 2021, net interest margin, allowance for loan loss, and the continued growth in its core deposit portfolio, concluded that the goodwill of the Company’s reporting unit, the Bank, is not more likely than not to be impaired.

BayCom’s Response to COVID-19

Due to the current global situation surrounding the COVID-19 pandemic, the Company is offering a variety of relief options designed to support our clients and the communities we serve.

Paycheck Protection Program ("PPP") Participation. During the second quarter of 2021, the Bank continued its participation in the initial SBA PPP by processing applications for PPP loan forgiveness. As of June 30, 2021, the Bank has received SBA forgiveness for 901 PPP loans totaling $106.5 million out of the $140.2 million in PPP loans funded during the first PPP program. During the first and second quarter of 2021, the Bank began accepting and processing loan applications under the second PPP program enacted in December 2020. As of June 30, 2021, the Bank has funded 771 PPP loans totaling $98.2 million under the second PPP program. As of June 30, 2021, the Bank had 1,229 PPP loans outstanding totaling $150.4 million, with unrecognized fees of $4.5 million.

Allowance for Loan Losses and Loan Modifications. At June 30, 2021, the Company’s allowance for loan losses was $17.0 million, or 1.06% of total loans, compared to $17.5 million, or 1.06% of total loans, at December 31, 2020.

Based on our review of the appropriateness of the allowance for loan losses at June 30, 2021, the Company recorded a $507,000 reversal of provision for loan losses for the second quarter of 2021, compared to no provision in the preceding quarter and a $4.4 million provision for loan losses in the second quarter a year ago. The reversal of the provision for loan losses was recorded this quarter primarily because of improvements since March 31, 2021 in the economic forecast and corresponding decline in qualitative factor adjustments utilized to calculate the allowance for loan losses at June 30, 2021. Recently, however, we have seen most of our market areas reporting a fairly significant increase in COVID transmissions, which we understand from our public health authorities is largely attributed to lagging vaccination rates and an increase in cases related to the Delta variant. To date, we are not seeing renewed business activity restrictions in our primary market areas. To the extent business activity restrictions are renewed, due to COVID-19 or otherwise, this will likely affect our business operations which may, in turn, require us to increase our allowance through our provision for loan losses which would adversely affect our financial performance. We believe the steps we have taken over the course of the last year are necessary to effectively manage our portfolio and assist our clients through the ongoing uncertainty surrounding the duration, impact and government response to the COVID-19 pandemic.

The Bank continues to offer payment and financial relief programs for borrowers impacted by COVID-19 under the CARES Act and related regulatory guidance. As of June 30, 2021, one multifamily loan for $3.9 million was still subject to a payment agreement compared to 43 loans totaling $66.7 million at December 31, 2020. In accordance with regulatory guidelines related to COVID-19, since these loans were performing loans that were current on their payments prior to the COVID-19 pandemic, these modifications are not considered troubled debt restructurings through the earlier of January 1, 2022, or 60 days after the national emergency terminates.

Loan modifications made in accordance with the CARES Act and related banking agency guidance are still subject to an evaluation in regard to determining whether or not a loan is deemed to be impaired.

Branch Operations and Additional Client Support.  The Company remains focused on keeping its employees safe and the Bank running effectively to serve its clients. The Bank is managing branch access and occupancy levels in relation to cases and close contact scenarios, following governmental restrictions and public health authority guidelines, and encouraging remote work and supporting employees with paid time off. As of June 30, 2021, all of the Bank’s branch lobbies were open. The Company is aware of the recent surge in COVID-19 infections arising out of the so-called Delta variant and is prepared to restore other protocols, as may prove to be necessary.

Comparison of Financial Condition at June 30, 2021 and December 31, 2020

Total assets.  Total assets increased $138.8 million, or 6.3%, to $2.3 billion at June 30, 2021, from $2.2 billion at December 31, 2020. The increase was primarily the result of cash and cash equivalents increasing $169.4 million or 56.6%, partially offset by a $50.2 million or 3.1% decrease in total loans receivable, net, due to loan repayments and PPP loan forgiveness.

Cash and cash equivalents.  Cash and cash equivalents increased $169.4 million, or 56.6%, to $468.7 million, at June 30, 2021, from $299.3 million at December 31, 2020. The increase was primarily a result of loan repayments and an increase in total deposits, which exceeded the funds required for loan originations and used for purchases of investment securities.

Securities.  Investment securities, all of which are classified as available-for-sale, increased $21.9 million, or 18.9%, to $137.5 million at June 30, 2021 from $115.6 million at December 31, 2020. The increase was primarily due to the purchase of $39.9 million of investment securities during the six months ended June 30, 2021, partially offset by the routine amortization and repayment of investment principal balances and securities called and matured.

Loans receivable, net.  We originate a wide variety of loans with a focus on commercial real estate (“CRE”) loans and commercial and industrial loans. Loans receivable, net of allowance for loan losses, decreased $50.2 million, or 3.1%, to $1.6 billion at June 30, 2021 from December 31, 2020. The decrease was primarily due to loan repayments totaling $401.8 million, including $83.5 million in PPP loan forgiveness, partially offset by loan originations totaling $242.6 million, including $97.9 million of new PPP loans. The decrease in loan originations for the current period compared to the comparable period in 2020 reflected overall lower loan production due to the COVID-19 pandemic, despite the PPP loan activity.

The following table provides information about our loan portfolio by type of loan, with PCI loans presented as a separate balance, at the dates presented.

	June 30,	December 31,	% Change
	2021	2020

	(Dollars in thousands)
Commercial and industrial (1)	$327,078	$309,339	5.7%
Real estate:
Residential	130,001	162,203	(19.9)
Multifamily residential	220,275	238,179	(7.5)
Owner occupied CRE	364,517	404,213	(9.8)
Non-owner occupied CRE	524,336	489,752	7.1
Construction and land	13,629	22,645	(39.8)
Total real estate	1,252,758	1,316,992	(4.9)
Consumer	4,164	5,218	(20.2)
PCI loans	13,242	15,610	(15.2)
Total Loans	1,597,242	1,647,159	(3.0)
Net deferred loan fees	(4,621)	(3,847)	20.1
Allowance for loan losses	(17,000)	(17,500)	(2.9)
Loans, net	$1,575,621	$1,625,812	(3.1)%

(1)	Includes $150.4 million and $135.6 million of PPP loans as of June 30, 2021 and December 31, 2020, respectively.

The following table shows as of June 30, 2021, the geographic distribution of our loan portfolio by type of loan in dollar amounts and percentages:

	San Francisco Bay				Total in State of
	Area (1)		Other California		California		All Other States (2)		Total
		% of		% of		% of		% of		% of
		Total in		Total in		Total in		Total in		Total in
	Amount	Category	Amount	Category	Amount	Category	Amount	Category	Amount	Category

	(Dollars in thousands)
June 30, 2021
Commercial and industrial	$114,821	22.2%	$100,066	17.5%	$214,887	19.7%	$112,769	22.1%	$327,656	20.5%
Real estate:
Residential	27,371	5.3%	44,207	7.7%	71,578	6.6%	60,448	11.9%	132,026	8.3%
Multifamily residential	58,828	11.4	100,948	17.7	159,776	14.7	60,499	11.9	220,275	13.8
Owner occupied CRE	157,210	30.4	147,151	25.8	304,361	28.0	68,609	13.5	372,970	23.4
Non-owner occupied CRE	157,204	30.4	175,497	30.7	332,701	30.6	193,778	38.1	526,479	33.0
Construction and land	1,601	0.3	1,333	0.2	2,934	0.3	10,738	2.1	13,672	0.9
Total real estate	402,214		469,136		871,350		394,072		1,265,422
Consumer	11	0.0%	1,772	0.3%	1,783	0.2%	2,381	0.5%	4,164	0.3%
Total loans	$517,046		$570,974		$1,088,020		$509,222		$1,597,242

December 31, 2020
Commercial and industrial	$110,940	20.8%	$89,184	15.0%	$200,124	17.7%	$109,837	21.1%	$309,961	18.8%
Real estate:
Residential	$39,174	7.4%	$47,381	8.0%	$86,555	7.7%	$78,169	15.0%	$164,724	10.0%
Multifamily residential	62,325	11.7	118,627	20.0	180,952	16.1	60,483	11.6	241,435	14.7
Owner occupied CRE	154,953	29.1	167,840	28.3	322,793	28.7	87,017	16.7	409,810	24.9
Non-owner occupied CRE	163,986	30.8	167,102	28.2	331,088	29.4	162,227	31.1	493,315	29.9
Construction and land	1,142	0.2	3,170	0.5	4,312	0.4	18,384	3.5	22,696	1.4
Total real estate	$421,580		$504,120		$925,700		$406,280		$1,331,980
Consumer	13	0.0%	4	0.0%	17	0.0%	5,201	1.0%	5,218	0.3%
Total loans	$532,533		$593,308		$1,125,841		$521,318		$1,647,159

(1)	Includes Alameda, Contra Costa, Solano, Napa, Sonoma, Marin, San Francisco, San Joaquin, San Mateo and Santa Clara counties.
(2)	Includes loans located primarily in the states of Colorado, New Mexico and Washington. At June 30, 2021, loans in Colorado, New Mexico and Washington totaled $143.0 million, $73.8 million and $96.1 million, respectively. At December 31, 2020, loans in Colorado, New Mexico and Washington totaled $200.0 million, $78.2 million and $116.7 million, respectively.

Nonperforming assets and nonaccrual loans.  Nonperforming assets consists of nonaccrual loans, accruing loans that are 90 days or more past due and other real estate owned (“OREO”). Nonperforming assets decreased $154,000, or 1.7%, to $8.9 million at June 30, 2021 from $9.1 million at December 31, 2020, primarily due to a $476,000 decrease in OREO and accruing loans 90 days and more past due, partially offset by the addition of one new nonaccrual residential loan. The Company had nonaccrual loans totaling $8.7 million or 0.55% of total loans, of which $920,000 were guaranteed by governmental agencies at June 30, 2021, compared to $8.4 million or 0.53% of total loans, of which $850,000 were SBA guaranteed at December 31, 2020. Included in nonaccrual loans at June 30, 2021 and December 31, 2020, were $1.7 million and $567,000, respectively, of TDR loans. At June 30, 2021 and December 31, 2020, nonaccrual loans included $637,000 and $620,000 of loans 30-89 days past due and $5.3 million and $4.1 million of loans less than 30 days past due, respectively. At June 30, 2021, nonaccrual loans 30-89 days past due of $637,000 primarily was comprised of two loans and the $5.3 million of loans less than 30 days past due was comprised of 12 small balance loans. All of these loans were placed on nonaccrual due to concerns over the client’s financial condition.

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

Troubled debt restructured loans.  Troubled debt restructured loans, or TDR loans, which are accounted for under ASC Topic 310-40, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a below market interest rate, a reduction in principal, or a longer term to maturity. TDR loans as of June 30, 2021 totaled $2.5 million, of which $776,000 were accruing and performing according to their restructuring terms. TDR loans as of December 31, 2020 totaled $1.4 million, of which $798,000 were accruing and performing according to their restructuring terms. The accruing TDR loans are not considered nonperforming assets as they continue to accrue interest despite being considered impaired due to the restructured status. There were related allowance for loan losses on the TDR loans of $129,000 and $35,000 at June 30, 2021 and December 31, 2020, respectively. As discussed above, the Company elected to apply the temporary relief under the CARES Act and related bank regulatory guidance to certain eligible short-term modifications and past due loans. Qualifying loan modifications were not classified as TDR loans for accounting or disclosure purposes until 180 days following a loan's initial modification under the CARES Act and related bank regulatory guidance.

The following table sets forth the nonperforming loans, nonperforming assets and troubled debt restructured loans as of the dates indicated:

	June 30,	December 31,
	2021	2020

	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Commercial and industrial	$673	$848
Real estate:
Residential	3,039	2,195
Multifamily residential	228	254
Owner occupied CRE	4,344	4,651
Non-owner occupied CRE	423	437
Construction and land	36	36
Total real estate	8,070	7,573
Consumer	—	—
Total nonaccrual loans	8,743	8,421
Accruing loans 90 days or more past due	—	233
Total nonperforming loans	8,743	8,654
Real estate owned	186	429
Total nonperforming assets (1)	$8,929	$9,083
Troubled debt restructurings – performing	776	798
PCI loans	$13,242	$15,610
Nonperforming assets to total assets (1)	0.38%	0.41%
Nonperforming loans to total loans (1)	0.55%	0.53%

(1)  PCI and performing TDR loans are neither included in nonperforming loans above nor are they included in the numerators used to calculate this ratio.

Loans under ASC Topic 310-30 are considered performing and are not included in nonperforming assets in the table above. At June 30, 2021 and December 31, 2020, we had no credit impaired loans under ASC Topic 310-30 that were 90 days past due and still accruing.

Interest foregone on nonaccrual loans was approximately $69,000 and $157,300 for the three and six months ended June 30, 2021 compared to $119,500 and $221,000 for the three and six months ended June 30, 2020, respectively, none of which was included in interest income.

Potential problem loans.  Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which we are monitoring because the financial information of the borrower causes us concern as to their ability to comply with their loan repayment terms. We define potential problem loans as loans classified as “Substandard”, “Doubtful” or “Loss” that are not included in the amounts of nonaccrual or restructured loans. During the ordinary course of business, management may become aware of borrowers that may not be able to meet the contractual requirements of their loan agreements. Such loans are placed under closer supervision with consideration given to placing the loan on nonaccrual status, the need for an additional allowance for loan losses, and (if appropriate) partial or full charge-off. At June 30, 2021, there are $16.1 million of potential problem loans, compared to $12.7 million at December 31, 2020. Also, see Note 5 — Loans in the Notes to the Condensed Consolidated Financial Statements included in “Item 1 - Financial Statements” within this report.

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

In accordance with acquisition accounting, loans acquired in our acquisitions were recorded at their estimated fair value, which resulted in a net discount to the loans contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value and as a result no allowance for loan losses is recorded for acquired loans at the acquisition date. Although the discount recorded on the acquired loans is not reflected in the allowance for loan losses, or related allowance coverage ratios, we believe it should be considered when comparing the current ratios to similar ratios in periods prior to the acquisition. As of June 30, 2021, acquired loans, net of their discounts, totaled $59.3 million compared to $164.0 million at December 31, 2020, with the decrease due to the migration of acquired loans out of the discounted acquired loan portfolio. The remaining net discount on these acquired loans was $2.3 million and $3.3 million at June 30, 2021 and December 31, 2020, respectively. The $150.4 million balance of PPP loans was omitted from the calculation for the allowance for loan losses at June 30, 2021 as these loans are fully guaranteed by the SBA and management expects that the great majority of PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA within a short time frame, which in turn will reimburse the Bank for the amount forgiven.

The following table presents an analysis of changes in the allowance for loan losses as of the dates indicated:

	June 30,	December 31,
	2021	2020

	(Dollars in thousands)
Balance at beginning of period	$17,500	$7,400
Provisions for loan losses	(507)	10,320
Recoveries
Commercial and industrial	6	13
Residential	—	—
Owner occupied CRE	3	—
Non-owner occupied CRE	—	4
Construction	—	—
Consumer	—	—
Total recoveries	9	17
Charge-offs
Commercial and industrial	(2)	(199)
Residential	—	(1)
Owner occupied CRE	—	—
Non-owner occupied CRE	—	—
Construction	—	(20)
Consumer	—	(17)
Total charge-offs	(2)	(237)
Net charge-offs	7	(220)
Balance at end of period	$17,000	$17,500

Allowance for loan losses as a percentage of total loans	1.07%	1.06%
Allowance for loan losses to total loans excluding PCI loans (1)	1.07	1.07
Allowance for loan losses excluding acquired loans (loans not covered by the allowance) (1)	1.11	1.18
Allowance for loan losses excluding acquired loans and PPP loans (loans not covered by the allowance) (1)	1.23	1.30
Allowance for loan losses as a percentage of total nonperforming loans	194.44	202.22
Net recoveries/(charge-offs) as a percentage of average loans outstanding for the period	0.13%	(0.01)%
(1)	See non-GAAP financial measures herein.

The allowance for loan losses decreased to $17.0 million at June 30, 2021 from $17.5 million at December 31, 2020. A $507,000 reversal of the provision for loan losses was recorded this quarter primarily because of improvements in the economic forecast since March 31, 2021 and a decline in qualitative factor adjustments utilized to calculate the allowance for loan losses at June 30, 2021, as compared to prior quarters. Included in the carrying value of loans are net discounts on acquired loans which may reduce the need for an allowance for loan losses on these loans because they are carried at their estimated fair value on the date on which they were acquired.

Recently we have seen most of our market areas reporting a fairly significant increase in COVID transmissions, which we understand from our public health authorities is largely attributed to lagging vaccination rates and an increase in cases related to the Delta variant. To date, we are not seeing renewed business activity restrictions in our primary markets. To the extent business activity restrictions are renewed, due to COVID-19 or otherwise, this will likely affect our business operations which may, in turn, require us to increase our allowance through our provision for loan losses which would adversely affect our financial performance.

As of June 30, 2021, the Company identified $9.7 million in impaired loans, inclusive of $8.7 million of nonperforming loans and $776,000 of accruing TDR loans. Of these impaired loans, only $1.1 million had a specific allowance of $767,000 as of June 30, 2021. As of December 31, 2020, the Company identified $9.2 million in impaired loans, inclusive of $8.4 million of nonperforming loans and $798,000 of accruing TDR loans. Of these impaired loans, only $1.3 million had a specific allowance of $521,000 as of December 31, 2020.

Management considers the allowance for loan losses at June 30, 2021 to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. Uncertainties relating to our allowance for loan losses are heightened as a result of the risks surrounding the COVID-19 pandemic, including whether government programs will provide adequate relief to borrowers. The ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic. A further decline in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

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

Total deposits increased $139.8 million, or 7.6%, to $2.0 billion at June 30, 2021 from $1.9 billion at December 31, 2020. The increase in deposits was primarily driven by organic growth in client relationships, proceeds from PPP loans and government stimulus checks deposited directly into customer accounts, and reduced withdrawals from deposit accounts due to a change in spending habits as a result of COVID-19. At June 30, 2021, noninterest bearing demand deposits totaled $727.7 million or 36.8% of total deposits, compared to $678.4 million or 36.9% of total deposits at December 31, 2020

The following table sets forth the dollar amount of deposits in the various types of deposit programs offer at the dates indicated.

	June 30,	December 31,
	2021	2020	% Change

	(Dollars in thousands)
Noninterest bearing demand deposits	$727,663	$678,365	7.3%
NOW accounts and savings	445,232	399,772	11.4
Money market	579,355	516,560	12.2
Time deposits	225,988	243,700	(7.3)
Total	$1,978,238	$1,838,397	7.6%

Borrowings.  Although deposits are our primary source of funds, we may from time to time utilize borrowings as a cost effective source of funds when they can be invested at a positive interest rate spread, for additional capacity to fund loan demand, or to meet our asset/liability management goals. We are a member of and may obtain advances from the FHLB of San Francisco, which is part of the Federal Home Loan Bank System. The eleven regional Federal Home Loan Banks provide a central credit facility for their member institutions. These advances are provided upon the security of certain of our mortgage loans and mortgage-backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. In May 2020, the Bank secured a $10.0 million advance from the FHLB of San Francisco, comprised of two $5.0 million tranches, at no cost, maturing in November 2020 and May 2021. As of June 30, 2021, the two tranches were repaid and the Bank had no borrowings outstanding from the FHLB of San Francisco. At June 30, 2021 and December 31, 2020, we had the ability to borrow up to $389.9 million and $421.2 million, respectively, from the FHLB of San Francisco.

At June 30, 2021, the Company had outstanding junior subordinated deferrable interest debentures, net mark-to-market adjustments, totaling $8.4 million which were assumed in connection with our previous acquisitions. The Company issued $65.0 million of subordinated debt during the third quarter of 2020. At June 30, 2021, the Company had outstanding subordinated debt, net of cost to issue, totaling $63.5 million.

If needed, we may also utilize Fed Funds purchased from correspondent banks as a source of short-term funding. At June 30, 2021 and December 31, 2020, we had a total of $75.0 million in federal funds line available from third-party financial institutions and no balances outstanding at these dates.

We are required to provide collateral for certain local agency deposits. As of June 30, 2021 and December 31, 2020, the FHLB of San Francisco had issued a letters of credit on behalf of the Bank totaling $41.5 million and $30.1 million, respectively as collateral for local agency deposits.

Shareholders’ equity.  Shareholders’ equity decreased $42,000, to $252.5 million at June 30, 2021 from $252.6 million at December 31, 2020. The decrease in shareholders’ equity was primarily due to the repurchase of $11.0 million of our common stock, partially offset by net income of $9.8 million and a $386,000 increase in other comprehensive income representing an increase in the unrealized gains on investments securities, net of tax. During the six months ended June 30, 2021, the Company repurchased a total of 132,123 shares of its common stock at a total cost of $11.0 million, or $16.66 per share, leaving 24,123 shares available for future purchases under the current stock repurchase plan. For additional information see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2021 and 2020

Earnings summary.  Net income was $5.3 million for the three months ended June 30, 2021, compared to $3.1 million for the three months ended June 30, 2020, an increase of $2.2 million or 70.2%. The increase was the result of a $4.9 million decrease in provision for loan losses to a $507,000 reversal, a $1.2 million increase in noninterest income and a $127,000 decrease in noninterest expenses, partially offset by a $3.2 million decrease in net interest income, and an $826,000 increase in the provision for income taxes. Diluted earnings per share were $0.49 for the three months ended June 30, 2021, an increase of $0.23 from diluted earnings per share of $0.26 for the three months ended June 30, 2020.

Net income was $9.8 million for the six months ended June 30, 2021, compared to $5.9 million for the six months ended June 30, 2020, an increase of $3.9 million or 65.1%. The increase was the result of decrease in $6.6 million decrease in the provision for loan losses to a $507,000 reversal, an $810,000 increase in noninterest income and a $2.9 million decrease in noninterest expense, partially offset by a $5.0 million decrease in net interest income and a $1.4 million increase in provision for income taxes. There were no acquisition-related expenses during the six months ended June 30, 2021, compared to $3.0 million during the six months ended June 30, 2020. Diluted earnings per share were $0.89 for the six months ended June 30, 2021, an increase of $0.40 from diluted earnings per share of $0.49 for the six months ended June 30, 2020.

Our efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income before provision for loan losses plus noninterest income, was 66.27% and 66.79% for the three and six months ended June 30, 2021, compared to 60.83% and 67.88% for the three and six months ended June 30, 2020, respectively. The weakening in the efficiency ratio during the three months ended June 30, 2021 compared to the same period in 2020 was primarily due to a decline in revenues during the current quarter compared to the comparable quarter in 2020. The improvement in the efficiency ratio during the six months ended June 30, 2021 was primarily due higher revenues and reduced noninterest expense due to the absence of acquisition-related expenses.

Interest income.  Interest income for the three months ended June 30, 2021 was $20.0 million, compared to $22.8 million for the three months ended June 30, 2020, a decrease of $2.8 million or 12.4%. The decrease in interest income, due to the low interest rate environment and a decrease in average loans outstanding, more than offset the $147.9 million, or 7.3%, increase in average interest earning assets resulting from higher average balance of interest bearing deposits in banks.

Interest income for the three months ended June 30, 2021 included $1.5 million in fees earned related to PPP loans compared to $488,000 during the same period in 2020. As of June 30, 2021, total unrecognized fees on PPP loans were $4.5 million. For the three months ended June 30, 2021, average PPP loans were $138.8 million and the average yield was 4.74%. The impact of PPP loans on loan yields will change during any period based on the volume of prepayments or amounts forgiven by the SBA as certain criteria are met, but will cease completely after the two-year maturity of the loans. Approximately two-thirds of the PPP loans are set to mature by the end of 2022, while the remaining loans have a five-year maturity date.

Interest income on loans, including fees, decreased $3.1 million, or 14.0%, to $18.7 million during the three months ended June 30, 2021, compared to $21.8 million for the three months ended June 30, 2020 primarily due to a $106.1 million decrease in average loan balance and a 42 basis point decline in the average loan yield. The average yield on loans for the three months ended June 30, 2021 was 4.71%, compared to 5.13% for the same period in 2020. Interest income on loans for the quarters ended June 30, 2021 and 2020 included $675,000 and $2.0 million, respectively, in accretion of purchase accounting fair value adjustments on acquired loans. The remaining net discount on these acquired loans was $2.3 million and $2.7 million at June 30, 2021 and 2020, respectively.

Interest income on interest bearing deposits increased $18,000 as a result of a $256.3 million increase in the average balance of interest bearing deposits in banks, partially offset by a 25 basis point decrease in the yield on interest bearing deposits to 0.15% for the three months ended June 30, 2020 compared to 0.40% for the three months ended June 30, 2020.

Interest income on investment securities available-for-sale increased by $147,000 as a result of a 58 basis point increase in the average yield on investment securities to 3.03% for the three months ended June 30, 2021 compared to 2.45% for the three months ended June 30, 2020, partially offset by a $3.7 million decrease in the average balance of investment securities available-for-sale.

Interest income for the six months ended June 30, 2021 was $40.3 million, compared to $45.3 million for the six months ended June 30, 2020, a decrease $5.0 million or 11.1%. The decrease in interest income primarily was due to both an 83 basis point decline in the average yield on interest earning assets partially offset by interest earning assets increasing $173.4 million or 8.83%.

Interest income on loans, including fees, decreased $4.5 million, or 10.57%, primarily as a result of a $15.0 million decrease in the average loan balance and, to a lesser extent, a 92 basis point decrease in the average loan yield to 4.75% for the six months ended June 30, 2021 compared to 5.23% for the six months ended June 30, 2020. The average yield on loans for the accretion of the net discount on acquired loans increased the average yield on loans by 10 basis points during the six months ended June 30, 2021 and 2020. During the six months ended June 30, 2021 compared to this same period in 2020, the accretion of the net discount on acquired loans increased the yield on loans by 13 basis points and 44 basis points, respectively. Interest income on loans for the six months ended June 30, 2021 included $1.1 million in accretion of purchase accounting fair value adjustments on acquired loans, compared to $3.6 million for the six months ended June 30, 2020. The remaining net discount on these purchased loans was $2.3 million and $4.9 million at June 30, 2021 and 2020, respectively.

Interest income on interest bearing deposits in banks decreased $725,000 as a result a 95 basis point decrease in the average yield on interest earning deposits to 0.14% for the six months ended June 30, 2021 compared to 0.99% for the six months ended June 30, 2020, partially offset by a $192.8 million increase in the average balance of interest bearing deposits in banks.

Interest income on investment securities increased $118,000 as a result of a 33 basis point increase in the average yield on investment securities to 2.83% for the six months ended June 30, 2021 compared to 2.50% for the six months ended June 30, 2020, partially offset by a $5.3 million decrease in the average balance of investment securities available-for-sale.

Interest expense.  Interest expense increased $350,000, or 18.7%, to $2.2 million for the three months ended June 30, 2021 compared to $1.9 million for the three months ended June 30, 2020.  The increase was due to the interest expense on the subordinated debt issued in the third quarter of 2020 and higher cost of funds. Total average interest bearing liabilities increased $71.0 million, or 5.7%, to $1.3 billion for the three months ended June 30, 2021 compared to the $1.2 billion for the three months ended June 30, 2020. The average rate paid on interest bearing liabilities increased by eight basis points to 0.68% for the three months ended June 30, 2021, from 0.60% for the three months ended June 30, 2020.

Interest expense on deposits decreased $446,000, or 26.7%, to $1.2 million for three months ended June 30, 2021 compared to $1.7 million for the three months ended June 30, 2020, primarily due to decreases in the targeted federal funds rate, earlier in 2020, and despite a $56.8 million increase in the average balance of deposits. The average rate paid on interest bearing deposits decreased by 17 basis points to 0.40% for the three months ended June 30, 2021, from 0.57%

for the three months ended June 30, 2020. The overall average cost of deposits for the three months ended June 30, 2021 declined to 0.25%, compared to 0.53% for the three months ended June 30, 2020 due to an increase in noninterest bearing deposits and a reduction in market interest rates over the last year. The average balance of noninterest bearing deposits increased $49.5 million, or 7.10%, to $746.3 million for the three months ended June 30, 2021 compared to $696.8 million for the same period in 2020. The market’s response to lowering deposit pricing to reflect the targeted federal funds rate decreases over the past year typically lags declines in the yield on interest earning assets.

Interest expense on borrowings increased $796,000 or 425.6%, to $983,000 for the three months ended June 30, 2021, from $187,000 for the three months ended June 30, 2020, as a result of the issuance of subordinated debt in August 2020, which currently has a 5.25% interest rate. The average balance of borrowings outstanding increased $14.2 million to $73.8 million during the three months ended June 30, 2021, compared to $59.6 million during the three months ended June 30, 2020. The average cost of borrowing increased to 5.34% for the three months ended June 30, 2021, compared to 1.26% for the three months ended June 30, 2020.

Interest expense increased by $84,000, or 1.9%, to $4.4 million for the six months ended June 30, 2021 compared to $4.3 million for the six months ended June 30, 2020.  The average cost of interest bearing liabilities decreased 6 basis points to 0.66% for the six months ended June 30, 2021 compared to 0.72% for the six months ended June 30, 2020. Total average interest bearing  liabilities increased $132.7 million, or 10.99%, to $1.3 million for the six months ended June 30, 2021 from $1.2 million for the six months ended June 30, 2020.

Interest expense on deposits decreased $1.6 million, or 39.2%, to $2.4 million during the six months ended June 30, 2021 from $4.0 million the same period in 2020 primarily due to a decrease in the average rate paid on interest bearing deposits. The average rate paid on interest bearing deposits decreased by 30 basis points to 0.39% for the six months ended June 30, 2021 compared to 0.69% for the six months ended June 30, 2020.

The overall average cost of deposits for the six months ended June 30, 2021 declined to 0.25%, compared to 0.45% for the six months ended June 30, 2020 due to an increase in noninterest bearing deposits and a reduction in market interest rates over the last year. The average balance of noninterest bearing deposits increased $17.4 million, or 2.64%, to $679.5 million for the six months ended June 30, 2021 compared to $662.1 million for the six months ended June 30, 2020.

Interest expense on borrowings increased to $2.0 million for the six months ended June 30, 2021, from $313,000 for the six months ended June 30, 2020, as a result of a higher average balance of borrowings outstanding due to the issuance of the subordinated debt in August 2020. The average balance of borrowing outstanding increased $30.4 million to $75.2 million during the six months ended June 30, 2021, compared to $38.6 million during the six months ended June 30, 2020. The average cost of borrowing increased to 5.27% for the six months ended June 30, 2021, compared to 1.36% for the six months ended June 30, 2020.

Net interest income. Net interest income decreased $3.2 million, or 15.1%, to $17.8 million for the three months ended June 30, 2021, compared to $21.0 million for the three months ended June 30, 2020, and decreased $5.1 million, or 12.5%, to $35.9 million for the six months ended June 30, 2021, compared to $41.0 million for the six months ended June 30, 2020. During the three and six months ended June 30, 2021, the interest margin was impacted by lower yielding loans, including PPP loans and resetting adjustable rate instruments as well as reduced interest rates on new fixed-rate real estate loan and adjustable-rate commercial loan originations. PPP loans are originated at an interest rate of 1%, although the effective yield is higher as a result of the origination fees paid to us by the SBA. The average yield on PPP loans was 4.74% and 4.59%, including the recognition of deferred fees, resulting in a positive impact to the net interest margin of eight basis points and six basis points during the three and six months ended June 30, 2021, compared to a negative impact of six basis points and three basis points during the comparable periods in 2020, respectively. Accretion of acquisition accounting discounts on loans and the recognition of revenue from acquired loans in excess of discounts increased our net interest margin by ten and 17 basis points during the three and six months ended June 30, 2021 and 47 and 44 basis points during the three and six months ended June 30 2020, respectively.

The average yield on interest earning assets for the three months ended June 30, 2021 was 3.69%, a 83 basis point decrease from 4.52% for the three months ended June 30, 2020, due primarily to lower market interest rates, while the average cost of interest bearing liabilities for the three months ended June 30, 2021 increased to 0.68%, or eight basis points from 0.60% for the six months ended June 30, 2020, primarily due to the issuance of the subordinated debt mentioned above. The average yield on interest earning assets for the six months ended June 30, 2021 was 3.80%, a 83 basis point decrease from 4.63% for the six months ended June 30, 2020, while the average cost of interest bearing liabilities for the six months ended June 30, 2021 decreased to 0.66%, or six basis points from 0.72% for the six months ended June 30, 2020, due primarily to lower market interest rates, partially offset by the issuance of the aforementioned subordinated debt.

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

	Three months ended June 30,
	2021			2020
			Annualized			Annualized
	Average		Average	Average		Average
	Balance(1)	Interest	Yield	Balance(1)	Interest	Yield

	(Dollars in thousands)
Interest earning assets
Interest bearing deposits in banks	$443,306	$163	0.15%	$186,966	$145	0.31%
Investments available-for-sale	117,926	888	3.02	121,635	743	2.45
FHLB Stock	8,165	122	5.98	7,620	54	2.84
FRB Stock	8,290	117	5.67	7,491	114	6.10
Total loans	1,593,499	18,703	4.71	1,699,607	21,756	5.13
Total interest earning assets	2,171,186	19,993	3.69%	2,023,319	22,812	4.52%
Noninterest earning assets	138,917			168,126
Total average assets	$2,310,103			$2,191,445
Interest bearing liabilities
Savings	$123,570	$40	0.13%	$107,487	$40	0.15%
NOW accounts	313,168	70	0.09	269,812	63	0.09
Money market	566,781	544	0.38	519,595	547	0.42
Time deposits	233,134	574	0.99	282,930	1,025	1.45
Total deposit accounts	1,236,653	1,228	0.40	1,179,824	1,675	0.57
Subordinated debt, net	63,431	896	5.66	—	—	—
Junior subordinated debentures, net	8,351	87	4.19	8,270	100	4.85
Other borrowings	1,978	—	—	51,286	87	0.68
Total interest bearing liabilities	1,310,413	2,211	0.68%	1,239,380	1,862	0.60%
Noninterest bearing liabilities	746,251			696,775
Total average liabilities	2,056,664			1,936,155
Average equity	253,439			255,290
Total average liabilities and equity	$2,310,103			$2,191,445
Net interest income		$17,782			$20,950

Interest rate spread (2)			3.01%			3.92%
Net interest margin (3)			3.29%			4.15%
Ratio of average interest earning assets to average interest bearing liabilities			165.69%			163.25%

(1)	Average balances are computed using average daily balances.
(2)	Interest rate spread is calculated as the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(3)	Net interest margin is calculated as net interest income divided by total average interest earning assets.

	Six months ended June 30,
	2021			2020
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield	Balance(1)	Interest	Yield

	(Dollars in thousands)
Interest earning assets
Interest bearing deposits in banks	$396,750	$281	0.14%	$203,959	$1,006	0.99%
Investments available-for-sale	116,488	1,638	2.83	121,775	1,520	2.50
FHLB Stock	8,009	221	5.56	7,420	179	4.84
FRB Stock	7,619	229	6.05	7,345	222	6.06
Total loans	1,608,609	37,896	4.75	1,623,602	42,375	5.23
Total interest earning assets	2,137,475	40,265	3.80%	1,964,101	45,302	4.63%
Noninterest earning assets	136,637			160,639
Total average assets	$2,274,112			$2,124,740
Interest bearing liabilities
Savings	$116,495	$81	0.14%	$102,851	$85	0.17%
NOW accounts	305,772	136	0.09	258,691	120	0.90
Money market	547,031	1,058	0.39	509,908	1,464	0.58
Time deposits	235,992	1,159	0.99	297,471	2,333	1.57
Total deposit accounts	1,205,290	2,434	0.39	1,168,921	4,002	0.69
Subordinated debt, net	63,410	1,791	5.70	—	—	—
Junior subordinated debentures, net	8,341	174	4.20	8,259	219	5.32
Other borrowings	3,481	—	—	30,327	94	0.29
Total interest bearing liabilities	1,280,522	4,399	0.69%	2,964,723	4,315	0.72%
Noninterest bearing liabilities	739,234			662,063
Total average liabilities	2,019,756			3,626,786
Average equity	254,356			255,170
Total average liabilities and equity	$2,274,112			$3,881,956
Net interest income		$35,866			$40,987

Interest rate spread (2)			3.11%			3.91%
Net interest margin (3)			3.38%			4.19%
Ratio of average interest earning assets to average interest bearing liabilities			166.92%			162.66%

(1)	Average balances are computed using average daily balances.
(2)	Interest rate spread is calculated as the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(3)	Net interest margin is calculated as net interest income divided by total average interest earning assets.

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

	Three months ended June 30,			Six months ended June 30,
	2021 compared to 2020			2021 compared to 2020
	Increase/(Decrease)			Increase/(Decrease)
	Attributable to			Attributable to
	Rate	Volume	Total	Rate	Volume	Total

	(Dollars in thousands)			(Dollars in thousands)
Interest earning assets
Interest bearing deposits in banks	$(181)	$199	$18	$(1,676)	$951	$(725)
Investments available-for-sale	169	(23)	147	184	(66)	118
FHLB stock and FRB stock	55	15	70	26	23	49
Total loans	(1,677)	(1,375)	(3,053)	(3,823)	(656)	(4,479)
Total interest income	(1,634)	(1,184)	(2,818)	(5,290)	253	(5,037)

Interest bearing liabilities
Savings	(5)	6	1	(15)	11	(4)
NOW accounts	(3)	10	7	(6)	22	16
Money market accounts	(53)	50	(3)	(513)	107	(406)
Time deposits	(271)	(180)	(451)	(1,160)	(14)	(1,174)
Total deposit accounts	(331)	(115)	(446)	(1,694)	126	(1,568)
Subordinated debt, net	—	896	896	—	1,791	1,791
Junior subordinated debentures, net	(14)	1	(13)	(47)	2	(45)
Other borrowings	(0)	(87)	(87)	—	(94)	(94)
Total interest expense	(346)	695	350	(1,741)	1,825	84
Net interest income	$(1,288)	$(1,880)	$(3,168)	$(3,549)	$(1,572)	$(5,121)

Provision for loan losses.  We recorded $507,000 reversal of the provision for loan losses for the three and six months ended June 30, 2021, compared to a provision for loan losses of $4.4 million and $1.7 million for the three and six months ended June 30, 2020 respectively. The provision for loan losses and related allowance for loan losses recorded in the quarter ended June 30, 2020 primarily reflected probable loan losses due to economic conditions driven by the impact of COVID-19 on the U.S. and global economies and to a lesser extent, the migration of acquired loans out of the discounted acquired loan portfolio. We had net recoveries on loans of $7,000 for the three and six months ended June 30, 2021, compared to net recoveries of $2,000 and charge-offs on loans of $11,000 for the three and six months ended June 30, 2020, respectively. The allowance for loan losses to total loans was 1.07% at June 30, 2021 compared to 1.06% at December 31, 2020.

Noninterest income.  Noninterest income for the three months ended June 30, 2021 increased $1.2 million, or 88.4%, to $2.5 million compared to $1.3 million for the three months ended June 30, 2020, primarily due to a $741,000 increase in the gain on sale of loans and a $541,000 increase in income from our investment in a Small Business Investment Company (“SBIC”) fund. During the three months ended June 30, 2021, the Company sold $9.0 million of SBA loans (guaranteed portion), which generated a gain on sale of $953,000, compared to the sale of $3.3 million of SBA loans and a gain of $212,000 during the three months ended June 30, 2020.

Noninterest income increased $810,000, or 79.1%, to $4.7 million for the six months ended June 30, 2021 compared to $3.9 million for the six months ended June 30, 2020 primarily due to a $460,000 increase in income in our investment in the SBIC fund and a $675,000 increase in gain on sale of loans. During the six months ended June 30, 2021, the Company sold $15.8 million of SBA loans (guaranteed portion), which generated a gain on sale of $1.5 million, compared to the sale of $11.7 million of SBA loans and a gain of $854,000 during the six months ended June 30, 2020. These decreases were partially offset by a decrease in loan servicing and other loan fees of $276,000, or 22.2%, to $965,000 for the six months ended June 30, 2021, compared to $1.2 million for the six months ended June 30, 2020, as a result of lower transaction volume.

The following table presents the key components of noninterest income for the periods indicated:

	Three months ended June 30,
	2021	2020	$ Change	% Change

	(Dollars in thousands)
Gain on sale of loans	$953	$212	$741	349.5%
Service charges and other fees	604	610	(6)	(1.0)
Loan servicing and other loan fees	436	595	(159)	(26.7)
(Loss) income on investment in SBIC fund	232	(309)	541	175.1
Gain on sale of OREO	—	28	(28)	(100.0)
Other income and fees	228	166	62	37.3
Total noninterest income	$2,453	$1,302	$1,151	88.4%

	Six months ended June 30,
	2021	2020	$ Change	% Change

	(Dollars in thousands)
Gain on sale of loans	$1,529	$854	$675	79.0%
Service charges and other fees	1,208	1,315	(107)	(8.1)
Loan servicing and other loan fees	965	1,241	(276)	(22.2)
Gain on sale of premises	12	—	12	100.0
Income on investment in SBIC fund	495	35	460	1,314.3
Gain on sale of OREO	36	28	8	28.6
Other income and fees	445	407	38	9.3
Total noninterest income	$4,690	$3,880	$810	20.9%

Noninterest expense.  Noninterest expense decreased $127,000, or 0.9%, to $13.4 million for the three months ended June 30, 2021 compared to $13.5 million for the three months ended June 30, 2020. The decrease was comprised of lower salaries and employee benefits of $143,000, primarily due to a decrease in staffing levels and lower data processing expenses of $181,000 due to decreased customer transactions during the onset of the pandemic, partially offset by increases in occupancy and equipment expenses of $76,000 and other expense of $121,000.

Noninterest expense for the six months ended June 30, 2021 decreased $3.0 million, or 9.7%, to $27.5 million from $30.5 million in the same period in 2020, primarily due to a decrease in data processing of $2.3 million, or 45.7%, to $2.8 million for the six months ended June 30, 2021, compared to $5.1 million for the same period in 2020. The higher data processing expenses during the six months ended June 30, 2020, were related to our acquisition of Grand Mountain Bancshares in February 2020, compared to no acquisition-related expenses incurred during the six months ended June 30, 2021. In addition, other expenses decreased $753,000, or 15.6%, to $4.1 million for the six months ended June 30, 2021 compared to $4.8 million for the six months ended June 30, 2020, due to acquisition related expenses and miscellaneous expense of $123,000 incurred in 2020.

The following table details the components of noninterest expense for the periods indicated:

	Three months ended June 30,
	2021	2020	$ Change	% Change
	(Dollars in thousands)
Salaries and related benefits	$8,109	$8,252	$(143)	(1.7)%
Occupancy and equipment	1,850	1,774	76	4.3
Data processing	1,269	1,450	(181)	(12.5)
Other	2,181	2,060	121	5.9
Total noninterest expense	$13,409	$13,536	$(127)	(0.9)%

	Six months ended June 30,
	2021	2020	$ Change	% Change
	(Dollars in thousands)
Salaries and related benefits	$16,994	$16,960	$34	0.2%
Occupancy and equipment	3,665	3,585	80	2.2
Data processing	2,753	5,074	(2,321)	(45.7)
Other	4,082	4,835	(753)	(15.6)
Total noninterest expense	$27,494	$30,454	$(2,960)	(9.7)%

Income taxes.  Income tax expense increased $826,000, or 68.9%, to $2.0 million for the three months ended June 30, 2021 compared to $1.2 million for the three months ended June 30, 2020. For the six months ended June 30, 2021, income tax expense increased $1.4 million, or 57.7%, to $3.7 million, compared to $2.4 million for the six months ended June 30, 2020. The Company’s effective tax rate was 27.6% and 27.5% for three and six months ended June 30, 2021 compared to 27.8% and 28.5% for the six months ended June 30, 2020. The increases in the income tax expense for the periods primarily was due to increased taxable income.

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

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. At June 30, 2021, the Bank had an available borrowing capacity of $389.9 million with the FHLB of San Francisco, and Federal Funds lines with available commitments totaling $75.0 million with four correspondent banks. There were no amounts outstanding under these facilities at June 30, 2021 and December 31, 2020. Additionally, the Company classifies its securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our security portfolio is of high quality and the securities would therefore be marketable.

We use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. Loan commitments and letters of credit were $105.9 million and $110.7 million at June 30, 2021 and December 31, 2020, respectively, and certificates of deposits scheduled to mature in one year or less at June 30, 2021, totaled $168.0 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that most of our maturing certificates of deposit will remain with us.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities for the six months ended June 30, 2021 was $8.4 million, compared to $893,000 for the six months ended June 30, 2020. During the six months ended June 30, 2021, net cash provided by investing activities was $37.1 million, which consisted primarily of net change in loans receivable, compared to $164.5 million of cash used in investing activities for the six months ended June 30, 2020. Net cash provided by financing activities for the six months ended June 30, 2021 was $123.8 million, which was comprised primarily of net change in deposits, compared to $72.0 million during the six months ended June 30, 2020.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. At June 30, 2021, the Company, on an unconsolidated basis, had liquid assets of $45.3 million. In addition to its operating expenses, the Company is responsible for paying any dividends declared, if any, to its shareholders, funds paid for Company stock repurchases, and payments on trust-preferred securities and subordinated notes held at the Company level. The Company has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends.

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

Regulatory Capital

The Company is a bank holding company subject to capital adequacy requirements of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve, except that, pursuant to the Economic Growth, Regulatory Relief and Consumer Protection Act, effective August 30, 2018, a bank holding company with consolidated assets of less than $3 billion is generally not subject to the Federal Reserve’s capital regulations.

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

The Bank is subject to various regulatory capital requirements administered by the Federal Reserve. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines of the regulatory framework for prompt corrective action, the Bank must meet specific capital adequacy guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital to total average assets (as defined), and minimum ratios of Tier 1 capital (as defined) and CET1 capital to risk-weighted assets (as defined).

Management reviews capital ratios on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet our anticipated future needs. As of June 30, 2021, the most recent regulatory notifications from the Federal Reserve categorized the Bank as “Well Capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would have changed the category.

The following is a summary of actual capital amounts and ratios as of the dates indicated, for the Company (assuming it was subject to regulatory capital requirements) and the Bank compared to the requirements for minimum capital adequacy and classification as Well Capitalized:

	At June 30, 2021		At December 31, 2020
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Leverage Ratio
BayCom Corp	$201,920	9.35%	$201,519	9.58%
Minimum requirement for "Well Capitalized"	107,941	5.00%	105,225	5.00%
Minimum regulatory requirement	86,353	4.00%	84,180	4.00%

United Business Bank	237,001	10.53%	224,169	10.18%
Minimum requirement for "Well Capitalized"	112,487	5.00%	110,136	5.00%
Minimum regulatory requirement	89,990	4.00%	88,109	4.00%

Common Equity Tier 1 Ratio
BayCom Corp	201,920	12.77%	201,519	12.78%
Minimum requirement for "Well Capitalized"	102,777	6.50%	102,472	6.50%
Minimum regulatory requirement	71,154	4.50%	70,942	4.50%

United Business Bank	237,001	15.15%	224,169	14.22%
Minimum requirement for "Well Capitalized"	101,660	6.50%	102,440	6.50%
Minimum regulatory requirement	70,380	4.50%	70,920	4.50%

Tier 1 Risk-Based Capital Ratio
BayCom Corp	211,405	13.37%	211,004	13.38%
Minimum requirement for "Well Capitalized"	126,495	8.00%	126,120	8.00%
Minimum regulatory requirement	94,871	6.00%	94,590	6.00%

United Business Bank	237,001	15.15%	224,169	14.22%
Minimum requirement for "Well Capitalized"	125,120	8.00%	126,080	8.00%
Minimum regulatory requirement	93,840	6.00%	94,560	6.00%

Total Risk-Based Capital Ratio
BayCom Corp	293,820	18.58%	293,919	18.64%
Minimum requirement for "Well Capitalized"	158,119	10.00%	157,650	10.00%
Minimum regulatory requirement	126,495	8.00%	126,120	8.00%

United Business Bank	254,416	16.27%	242,084	15.36%
Minimum requirement for "Well Capitalized"	156,400	10.00%	157,600	10.00%
Minimum regulatory requirement	125,120	8.00%	126,080	8.00%

In addition to the minimum CET1 capital, Tier 1 capital, leverage ratio and total capital ratios, the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At June 30, 2021, the Bank’s CET1 capital exceeded the required capital conservation buffer.

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

Reconciliation of the GAAP and non-GAAP financial measures are presented as of the dates indicated:

	June 30,	December 31,
Allowance for loan losses excluding acquired loans and PPP loans	2021	2020

	(Dollars in thousands)
Allowance for loan losses (GAAP)	$(17,000)	$(17,500)

Total loans (GAAP)	1,597,242	1,647,159
Exclude PCI loans	13,242	15,610
Adjusted total loans excluding PCI loans (non-GAAP)	$1,584,000	$1,631,549

Total loans (GAAP)	$1,597,242	$1,647,159
Exclude acquired loans	59,293	164,029
Adjusted total loans excluding acquired loans (non-GAAP)	$1,537,949	$1,483,130
Exclude PPP loans	150,401	135,635
Adjusted total loans excluding acquired loans and PPP loans (non-GAAP)	$1,387,548	$1,347,495

Allowance for loan losses as a percentage of total loans (GAAP)	1.07%	1.06%
Allowance for loan losses to total loans excluding PCI loans (non-GAAP)	1.07	1.07
Allowance for loan losses excluding acquired loans (loans not covered by the allowance) (non-GAAP)	1.11	1.18
Allowance for loan losses excluding acquired loans and PPP loans (loans not covered by the allowance) (non-GAAP)	1.23%	1.30%

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

Item 4. Controls and Procedures

(a)       Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures as defined in Rule 13a 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of June 30, 2021 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that based on their evaluation at June 30, 2021, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to BayCom Corp’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(b)       Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2021, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

(c)Stock Repurchases. On February 22, 2021, the Company’s board of directors approved its fourth stock repurchase program for the repurchase of up to 560,000 shares of its common stock, or approximately 5% of its outstanding shares, over a one-year period through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended June 30, 2021:

			Total number of
	Total	Average	shares purchased	Maximum number of
	number of	price	as part of	shares that may yet be
	shares	paid	publicly announced	purchased under the
	purchased	per share	plans or programs	plans or programs
April 1, 2021 - April 30, 2021	256,330	$18.15	256,330	255,813
May 1, 2021 - May 31, 2021	154,107	18.06	154,107	101,706
June 1, 2021 - June 30, 2021	77,583	17.61	77,583	24,123
	488,020	$18.10	488,020	24,123

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets; (2) Condensed Consolidated Statements of Income; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Notes to Condensed Consolidated Financial Statements.

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

BAYCOM CORP
Registrant

Date: August 16, 2021	By:	/s/ George Guarini
George Guarini
Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Keary Colwell
Keary Colwell
Senior Executive Vice President and Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)