Form 10-Q
period 2021-09-30
BayCom Corp
filed 2021-11-15
CIK 1730984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, there were 10,685,511 shares of the registrant’s common stock outstanding.

BAYCOM CORP

QUARTERLY REPORT ON FORM 10-Q

As used throughout this report, the terms “we,” “our,” “us,” “BayCom,” or the “Company” refer to BayCom Corp and its consolidated subsidiary, United Business Bank, which we sometimes refer to as the “Bank,” unless the context otherwise requires.

BAYCOM CORP

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

(unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Cash and due from banks	$28,744	$29,683
Federal funds sold	415,714	269,646
Cash and cash equivalents	444,458	299,329
Interest bearing deposits in banks	4,083	7,718
Investment securities available-for-sale	142,315	115,590
Federal Home Loan Bank ("FHLB") stock, at par	8,385	7,737
Federal Reserve Bank ("FRB") stock, at par	7,640	7,605
Loans held for sale	11,221	8,664
Loans, net of allowance for loan losses of $17,300 at September 30, 2021 and $17,500 December 31, 2020	1,623,536	1,625,812
Premises and equipment, net	14,580	15,139
Other real estate owned ("OREO")	21	429
Core deposit intangible	6,942	8,302
Cash surrender value of bank owned life insurance ("BOLI") policies, net	21,422	20,910
Right-of-use assets ("ROU")	11,113	12,049
Goodwill	38,838	38,838
Interest receivable and other assets	29,262	27,544
Total assets	$2,363,816	$2,195,666
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest and interest bearing deposits	$2,007,751	$1,838,397
Other borrowings	—	5,000
Junior subordinated deferrable interest debentures, net	8,383	8,322
Subordinated debt, net	63,499	63,372
Salary continuation plan	4,286	4,009
Lease liabilities	11,668	12,328
Interest payable and other liabilities	10,959	11,647
Total liabilities	2,106,546	1,943,075
Commitments and contingencies (Note 18)
Shareholders' equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding at both September 30, 2021 and December 31, 2020	—	—
Common stock, no par value; 100,000,000 shares authorized; 10,685,511 and 11,295,397 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	156,874	167,242
Additional paid in capital	287	287
Accumulated other comprehensive income, net of tax	2,492	2,697
Retained earnings	97,617	82,365
Total shareholders’ equity	257,270	252,591
Total liabilities and shareholders’ equity	$2,363,816	$2,195,666

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for share and per share data)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest income:
Loans, including fees	$18,451	$20,136	$56,348	$62,511
Investment securities and interest bearing deposits in banks	1,275	875	3,193	3,400
FHLB dividends	125	95	346	274
FRB dividends	112	117	341	339
Total interest and dividend income	19,963	21,223	60,228	66,524
Interest expense:
Deposits	1,240	1,562	3,674	5,564
Subordinated debt	896	600	2,686	818
Other borrowings	85	56	261	150
Total interest expense	2,221	2,218	6,621	6,532
Net interest income	17,742	19,005	53,607	59,992
Provision for (reversal of) loan losses	477	2,293	(30)	8,404
Net interest income after provision for loan losses	17,265	16,712	53,637	51,588
Noninterest income:
Gain on sale of loans	2,176	176	3,705	1,030
Service charges and other fees	611	648	1,819	1,963
Loan servicing and other loan fees	458	608	1,423	1,849
(Loss)/gain on sale of premises	—	(25)	12	(25)
Income on investment in Small Business Investment Company (“SBIC”) fund	526	188	1,021	223
(Loss)/gain on sale of OREO	(21)	—	15	28
Other income and fees	257	233	704	640
Total noninterest income	4,007	1,828	8,699	5,708
Noninterest expense:
Salaries and employee benefits	8,163	8,482	25,158	25,442
Occupancy and equipment	1,945	1,749	5,610	5,334
Data processing	1,482	1,642	4,235	6,716
Other expense	2,290	2,283	6,371	7,118
Total noninterest expense	13,880	14,156	41,374	44,610
Income before provision for income taxes	7,392	4,384	20,962	12,686
Provision for income taxes	1,980	1,135	5,709	3,500
Net income	$5,412	$3,249	$15,253	$9,186
Earnings per common share:
Basic earnings per common share	$0.51	$0.27	$1.39	$0.76
Weighted average shares outstanding	10,692,781	11,865,058	10,949,286	12,078,407

Diluted earnings per common share	$0.51	$0.27	$1.39	$0.76
Weighted average shares outstanding	10,692,781	11,865,058	10,949,286	12,078,407

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$5,412	$3,249	$15,253	$9,186
Other comprehensive income:
Change in unrealized (loss) gain on available-for-sale securities	(830)	(13)	(282)	2,288
Deferred tax benefit (expense)	239	4	77	(659)
Other comprehensive (loss)/income, net of tax	(591)	(9)	(205)	1,629
Total comprehensive income	$4,821	$3,240	$15,048	$10,815

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except for share data)

(unaudited)

				Accumulated
		Common	Additional	Other		Total
	Number of	Stock	Paid in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Capital	Income/(Loss)	Earnings	Equity
Balance, December 31, 2019	12,444,632	$184,043	$287	$1,251	$68,639	$254,220
Net income					2,818	2,818
Other comprehensive income, net				810		810
Restricted stock granted	15,173					—
Restricted stock forfeited	(1,432)					—
Stock based compensation		309				309
Repurchase of shares	(228,525)	(4,596)				(4,596)
Balance, March 31, 2020	12,229,848	179,756	287	2,061	71,457	253,561
Net income					3,119	3,119
Other comprehensive income, net				828		828
Restricted stock granted	92,294					—
Stock based compensation		363				363
Repurchase of shares	(451,978)	(5,463)				(5,463)
Balance, June 30, 2020	11,870,164	174,656	287	2,889	74,576	252,408
Net income					3,249	3,249
Other comprehensive loss, net				(9)		(9)
Restricted stock granted	21,599					—
Restricted stock forfeited	—					—
Stock based compensation		385				385
Repurchase of shares	(58,648)	(684)				(684)
Balance, September 30, 2020	11,833,115	174,357	287	2,880	77,825	255,349
Net income					4,540	4,540
Other comprehensive loss, net				(183)		(183)
Restricted stock granted	—					—
Restricted stock forfeited	—					—
Stock based compensation		399				399
Repurchase of shares	(537,718)	(7,514)				(7,514)
Balance, December 31, 2020	11,295,397	167,242	287	2,697	82,365	252,591
Net income					4,532	4,532
Other comprehensive loss, net				(785)		(785)
Restricted stock granted	24,187					—
Restricted stock forfeited	—					—
Stock based compensation		413				413
Repurchase of shares	(132,123)	(2,201)				(2,201)
Balance, March 31, 2021	11,187,461	165,454	287	1,912	86,897	254,550
Net income					5,308	5,308
Other comprehensive income, net				1,171		1,171
Restricted stock granted	—					—
Restricted stock forfeited	—					—
Stock based compensation		351				351
Repurchase of shares	(488,020)	(8,831)				(8,831)
Balance, June 30, 2021	10,699,441	156,974	287	3,083	92,205	252,549
Net income					5,412	5,412
Other comprehensive loss, net				(591)		(591)
Restricted stock granted	12,228					—
Restricted stock forfeited	(2,692)					—
Stock based compensation		326				326
Repurchase of shares	(23,466)	(426)				(426)
Balance, September 30, 2021	10,685,511	$156,874	$287	$2,492	$97,617	$257,270

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine months ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net income	$15,253	$9,186
Adjustments to reconcile net income to net cash provided by operating activities:
(Reversal of) provision for loan losses	(30)	8,404
Increase in deferred tax assets	(671)	(1,888)
Accretion on acquired loans	(1,067)	(4,339)
Gain on sale of loans	(3,705)	(1,030)
Gain on sale of securities	22	—
Proceeds from sale of loans	36,025	14,993
Loans originated for sale	(43,612)	(20,036)
(Loss)/gain on sale of premises, net	(12)	25
Gain on sale of OREO	(15)	(28)
Accretion on junior subordinated debentures	61	60
Increase in cash surrender value of life insurance policies	(512)	(501)
Amortization/accretion of premiums/discounts on investment securities, net	442	543
Depreciation and amortization	1,535	1,198
Core deposit intangible amortization	1,359	1,379
Stock based compensation expense	1,090	1,057
Increase in deferred loan origination fees, net	118	4,124
Increase in interest receivable and other assets	(223)	(1,854)
Increase in salary continuation plan, net	277	265
Decrease in interest payable and other liabilities	(944)	(5,401)
Net cash provided by operating activities	5,391	6,157
Cash flows from investing activities:
Proceeds from maturities of interest bearing deposits in banks	3,635	9,065
Purchase of investment securities	(49,749)	(9,920)
Proceeds from the maturities, repayments and calls of investment securities	20,966	22,228
Proceeds from the sales of investment securities	1,306	—
Purchase of Federal Home Loan Bank stock	(648)	(398)
Purchase of Federal Reserve Bank stock	(35)	(863)
Decrease (increase) in loans, net	11,990	(141,802)
Proceeds from sale of premises	46	431
Proceeds from sale of OREO	423	518
Purchase of equipment and leasehold improvements, net	(1,092)	(2,869)
Net cash paid out for acquisitions	—	(8,432)
Net cash used in investing activities	(13,158)	(132,042)

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(In thousands)

(unaudited)

	Nine months ended
	September 30,
	2021	2020
Cash flows from financing activities:
Increase in noninterest and interest bearing deposits in banks, net	506,667	175,055
Decrease in time deposits, net	(337,313)	(85,739)
Repayment of junior subordinated debentures	—	(1,575)
Proceeds from issuance of subordinated debt, net	—	63,340
Repayment of Federal Home Loan Bank borrowings	(5,000)	—
Increase in other borrowings	—	116,000
Repayment of other borrowings	—	(106,000)
Repurchase of common stock	(11,458)	(10,743)
Net cash provided by financing activities	152,896	150,338
Increase in cash and cash equivalents	145,129	24,453
Cash and cash equivalents at beginning of period	299,329	295,382
Cash and cash equivalents at end of period	$444,458	$319,835

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$7,704	$7,137
Income taxes paid, net	5,218	5,940
Non-cash investing and financing activities:
Change in unrealized (loss) gain on available-for-sale securities, net of tax	$(205)	$1,629
Transfer of loans to other real estate owned	—	212
Recognition of ROU assets	832	760
Recognition of lease liability	833	707
Acquisition:
Assets acquired, net of cash received	$—	$109,429
Liabilities assumed	—	120,409
Cash consideration	—	13,886
Goodwill	—	3,372

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Tables in thousands, except for share data and per share data)

(unaudited)

NOTE 1 – BASIS OF PRESENTATION

BayCom Corp (the “Company”) is a bank holding company headquartered in Walnut Creek, California. United Business Bank (the “Bank”), the Company’s wholly owned banking subsidiary, is a California state-chartered bank which provides a broad range of financial services primarily to local small and mid-sized businesses, service professionals and individuals. In the 17 years of operation, the Bank has grown to 33 full-service banking branches with 15 locations in California and two in Washington, five in Central New Mexico and 11 in Colorado. The condensed consolidated financial statements include the accounts of the Company and the Bank.

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

NOTE 3 – ACQUISITIONS

Pending Acquisition of Pacific Enterprise Bancorp

On September 7, 2021, the Company entered into a definitive agreement with Pacific Enterprise Bancorp (“PEB”), which is headquartered in Irvine, California. Pursuant to the merger agreement PEB will merge with and into the Company, with the Company as the surviving corporation in the merger. Immediately after the merger, Pacific Enterprise Bank, a California state-chartered bank and wholly owned subsidiary of PEB, will merge with and into the Bank, with the Bank as the surviving bank. Pacific Enterprise Bank originates commercial and consumer loans and receives deposits from its customers who are predominately small and middle-market businesses and individuals located primarily in Orange County, California. Upon consummation of the merger, each PEB shareholder will receive 1.0292 shares of Company common stock (the “Exchange Ratio”) in exchange for each share of PEB common stock. Options to purchase PEB common stock outstanding at the effective time of the merger will be cancelled for a cash payment equal to the product of (i) the total number of shares of PEB common stock underlying the PEB option multiplied by (ii) the amount, if any, that the product of the volume weighted average closing price per share of Company common stock, as reported on the NASDAQ for the 15 trading days immediately preceding the closing date multiplied by the Exchange Ratio, exceeds the exercise price per share of such PEB option. The transaction is valued at approximately $53.1 million in aggregate based on the closing price of Company common stock of $17.28 on September 3, 2021.  The total value of the merger consideration will fluctuate until closing based on the value of the Company's stock price. Upon consummation of the merger, the shareholders of PEB will own approximately 22.2% of the combined company. The transaction was approved and adopted by the Board of Directors of each company and is expected to be completed in the first calendar quarter of 2022, subject to customary closing conditions, regulatory approval, and approval of the Company’s and PEB’s shareholders.

Acquisition of Grand Mountain Bancshares, Inc.

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

Pro Forma Results of Operations

The operating results of the Company for the three and nine months ended September 30, 2021 in the condensed consolidated statements of income include the operating results of GMB, since its acquisition date. The following table represents the net interest income, net income, basic and diluted earnings per share, as if the GMB Merger was effective January 1, 2020. The unaudited pro forma information in the following table is intended for informational purposes only and is not necessarily indicative of future operating results or operating results that would have occurred had the mergers been completed at the beginning of the respective years. No assumptions have been applied to the pro forma results of operation regarding possible revenue enhancements, expense efficiencies or asset dispositions.

Unaudited pro forma net interest income, net income and earnings per share are presented below:

	2020
	Three months ended	Nine months ended
	September 30	September 30
Net interest income	$19,005	$60,443
Net income	3,249	8,569
Basic earnings per share	$0.27	$0.71
Diluted earnings per share	0.27	0.71

These amounts include the third-party acquisition related-expenses, accretion of the discounts on acquired loans and amortization of the fair value mark adjustments on core deposit intangible.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

Acquisition expenses

Acquisition expenses are recognized as incurred and continue until all systems are converted and operational functions become fully integrated. No third-party acquisition expenses were recognized in the consolidated statements of income for the three months ended September 30, 2021 and 2020 and for the nine months ended September 30, 2021. The Company recognized third-party acquisition expenses for the nine months ended September 30, 2020 as follows:

Professional fees	$369
Data processing	2,000
Severance expense	266
Other expenses	383
Total	$3,018

NOTE 4 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale at the dates indicated are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
September 30, 2021
U.S. Government Agencies	$1,949	$1	$—	$1,950
Preferred equity securities	14,438	393	—	14,831
Municipal securities	13,491	500	—	13,991
Mortgage-backed securities	32,855	1,539	(198)	34,196
Collateralized mortgage obligations	23,385	626	(71)	23,940
SBA securities	6,539	78	(22)	6,595
Corporate bonds	46,158	780	(126)	46,812
Total	$138,815	$3,917	$(417)	$142,315

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
December 31, 2020
U.S. Government Agencies	$5,523	$25	$(4)	$5,544
Municipal securities	15,992	695	—	16,687
Mortgage-backed securities	34,567	2,033	(22)	36,578
Collateralized mortgage obligations	26,649	1,054	(8)	27,695
SBA securities	7,661	52	(46)	7,667
Corporate bonds	21,417	85	(83)	21,419
Total	$111,809	$3,944	$(163)	$115,590

During the three and nine months ended September 30, 2021, the Company sold six securities available-for-sale for gross realized gains of $22,000 and did not sell any securities available-for-sale for the three and nine months ended September 30, 2020.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

The estimated fair value and gross unrealized losses for securities available-for-sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position at the dates indicated are as follows:

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
September 30, 2021
Mortgage-backed securities	$4,836	$(191)	$200	$(7)	$5,036	$(198)
Collateralized mortgage obligations	3,796	(64)	704	(7)	4,500	(71)
SBA securities	—	—	1,116	(22)	1,116	(22)
Corporate bonds	14,380	(120)	1,501	(6)	15,881	(126)
Total	$23,012	$(375)	$3,521	$(42)	$26,533	$(417)

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
December 31, 2020
U.S. Government Agencies	$1,511	$(4)	$—	$—	$1,511	$(4)
Municipal securities	502	—	—	—	502	—
Mortgage-backed securities	2,164	(10)	478	(12)	2,642	(22)
Collateralized mortgage obligations	1,742	(3)	797	(5)	2,539	(8)
SBA securities	562	(1)	3,705	(45)	4,267	(46)
Corporate bonds	10,432	(81)	1,001	(2)	11,433	(83)
Total	$16,913	$(99)	$5,981	$(64)	$22,894	$(163)

At September 30, 2021, the Company held 324 investment securities, of which 18 were in an unrealized loss position for more than twelve months and 19 were in an unrealized loss position for less than twelve months. These temporary unrealized losses relate principally to current interest rates for similar types of securities. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. Deterioration in market and economic conditions related to the COVID-19 pandemic may, however, have an adverse impact on credit quality in the future and result in other-than-temporary impairment charges.

The amortized cost and estimated fair value of securities available-for-sale at the dates indicated by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2021		December 31, 2020
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
Available-for-sale
Due in one year or less	$1,283	$1,289	$7,273	$7,342
Due after one through five years	35,962	37,230	19,424	20,322
Due after five years through ten years	56,640	57,597	34,165	34,898
Due after ten years	44,930	46,199	50,947	53,028
Total	$138,815	$142,315	$111,809	$115,590

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

NOTE 5 – LOANS

The Company’s loan portfolio at the dates indicated is summarized below:

	September 30,	December 31,
	2021	2020
Commercial and industrial	$283,631	$309,961
Construction and land	16,424	22,696
Commercial real estate	1,215,611	1,144,560
Residential	125,075	164,724
Consumer	4,060	5,218
Total loans	1,644,801	1,647,159
Net deferred loan fees	(3,965)	(3,847)
Allowance for loan losses	(17,300)	(17,500)
Net loans	$1,623,536	$1,625,812

The Company’s total impaired loans, including nonaccrual loans, loans modified as troubled debt restructurings (“TDR loans”), and accreting purchase credit impaired (“PCI”) loans that have experienced post-acquisition declines in cash flows expected to be collected are summarized as follows:

	Commercial	Construction	Commercial
	and industrial	and land	real estate	Residential	Consumer	Total
September 30, 2021
Recorded investment in impaired loans:
With no specific allowance recorded	$96	$36	$5,420	$1,542	$—	$7,094
With a specific allowance recorded	595	—	262	146	—	1,003
Total recorded investment in impaired loans	$691	$36	$5,682	$1,688	$—	$8,097
Specific allowance on impaired loans	$580	$—	$98	$22	$—	700

December 31, 2020
Recorded investment in impaired loans:
With no specific allowance recorded	$120	$36	$5,689	$2,040	$—	$7,885
With a specific allowance recorded	728	—	451	155	—	1,334
Total recorded investment in impaired loans	$848	$36	$6,140	$2,195	$—	$9,219
Specific allowance on impaired loans	$420	$—	$77	$24	$—	$521

Three months ended September 30, 2021
Average recorded investment in impaired loans	$683	$36	$5,338	$2,363	$—	$8,420
Interest recognized	17	—	15	27	—	59
Nine months ended September 30, 2021
Average recorded investment in impaired loans	796	36	5,711	2,609	—	9,152
Interest recognized	53	—	92	43	—	188

Three months ended September 30, 2020
Average recorded investment in impaired loans	1,136	2,692	2,814	1,710	—	8,352
Interest recognized	—	—	7	—	—	7
Nine months ended September 30, 2020
Average recorded investment in impaired loans	769	2,763	3,304	1,689	3	8,528
Interest recognized	4	151	37	—	—	192

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

For the three and nine months ended September 30, 2021 and 2020, the Company recorded no charge-offs related to TDR loans. During the three and nine months ended September 30, 2021 and 2020, there were no TDR loans for which there was a payment default within the first 12 months of the modification. As of September 30, 2021 and December 31, 2020, TDR loans had a related allowance of $130,000 and $35,000, respectively. As of September 30, 2021 and December 31, 2020, $765,000 and $798,000, respectively, of TDR loans were performing in accordance with their modified terms. All TDR loans are also included in the loans individually evaluated for impairment as part of the calculation of the allowance for loan losses. There were no commitments to lend additional amounts to borrowers with outstanding loans that are classified as TDR loans at September 30, 2021.

A summary of TDR loans by type of concession and type of loan, as of the periods indicated:

	Number of	Rate	Term	Rate & term
	loans	modification	modification	modification	Total
September 30, 2021
Commercial and industrial	2	$—	$26	$—	$26
Construction and land	—	—	—	—	—
Commercial real estate	4	—	2,267	—	2,267
Residential	1	—	146	—	146
Consumer	—	—	—	—	—
Total	7	$—	$2,439	$—	$2,439

	Number of	Rate	Term	Rate & term
	loans	modification	modification	modification	Total
September 30, 2020
Commercial and industrial	1	$—	$24	$—	$24
Construction and land	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Residential	1	—	156	—	156
Consumer	—	—	—	—	—
Total	2	$—	$180	$—	$180

There were no loans and one loan modified as a TDR during the three and nine months ended September 30, 2021, respectively. There was one loan and two loans modified as a TDR during the three and nine months ended September 30, 2020, respectively.

During the third quarter of 2021, the Bank continued its participation in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), by processing applications for PPP loan forgiveness.

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

The following tables present the internally assigned risk grade by class of loans at the dates indicated:

		Special
	Pass	Mention	Substandard	Doubtful	Total
September 30, 2021
Commercial and industrial	$269,068	$10,326	$4,237	$—	$283,631
Construction and land	15,262	1,126	36	—	16,424
Commercial real estate	1,181,790	26,173	7,648	—	1,215,611
Residential	122,074	1,260	1,741	—	125,075
Consumer	4,037	—	23	—	4,060
Total	$1,592,231	$38,885	$13,685	$—	$1,644,801

		Special
	Pass	Mention	Substandard	Doubtful	Total
December 31, 2020
Commercial and industrial	$295,245	$10,466	$4,250	$—	$309,961
Construction and land	22,346	313	37	—	22,696
Commercial real estate	1,112,085	26,329	6,146	—	1,144,560
Residential	161,161	1,333	2,230	—	164,724
Consumer	5,216	—	2	—	5,218
Total	$1,596,053	$38,441	$12,665	$—	$1,647,159

The following tables provide an aging of the Company’s loans receivable as of the dates indicated:

								Recorded
			90 Days					investment >
	30–59 Days	60–89 Days	or more	Total			Total loans	90 days and
	past due	past due	past due	past due	Current	PCI loans	receivable	accruing
September 30, 2021
Commercial and industrial	$34	$465	$1,620	$2,119	$281,208	$304	$283,631	$1,000
Construction and land	1,067	—	36	1,103	15,281	40	16,424	—
Commercial real estate	8,425	2,463	513	11,401	1,193,881	10,329	1,215,611	—
Residential	27	—	1,119	1,146	122,029	1,900	125,075	—
Consumer	4	—	—	4	4,056	—	4,060	—
Total	$9,557	$2,928	$3,288	$15,773	$1,616,455	$12,573	$1,644,801	$1,000

								Recorded
			90 Days					investment >
	30–59 Days	60–89 Days	or more	Total			Total loans	90 days and
	past due	past due	past due	past due	Current	PCI loans	receivable	accruing
December 31, 2020
Commercial and industrial	$265	$128	$707	$1,100	$308,239	$622	$309,961	$—
Construction and land	65	—	269	334	22,311	51	22,696	233
Commercial real estate	254	406	1,518	2,178	1,129,966	12,416	1,144,560	—
Residential	80	155	1,412	1,647	160,556	2,521	164,724	—
Consumer	1	—	—	1	5,217	—	5,218	—
Total	$665	$689	$3,906	$5,260	$1,626,289	$15,610	$1,647,159	$233

The balance of nonaccrual loans guaranteed by a government agency, which reduces the Company’s credit exposure, was $841,000 at September 30, 2021 compared to $850,000 at December 31, 2020. At September 30, 2021 and

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

December 31, 2020, nonaccrual loans included $2.5 million and $620,000 of loans 30-89 days past due and $2.5 million and $4.1 million  of loans less than 30 days past due, respectively. At September 30, 2021, nonaccrual loans 30-89 days past due of $2.5 million primarily was comprised of two loans and the $2.5 million of loans less than 30 days past due was comprised of 13 small balance loans. At December 31, 2020, nonaccrual loans 30-89 days past due of $620,000 primarily was comprised of four loans and the $4.1 million of loans less than 30 days past due are comprised of 12 small balance loans. All of these loans were placed on nonaccrual due to concerns over the client’s financial condition. Interest foregone on nonaccrual loans was approximately $61,000 and $157,500 for the three and nine months ended September 30, 2021 compared to $117,500 and $338,500 for the three and nine months ended September 30, 2020, respectively.

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

The unpaid principal balance and carrying value of the Company’s PCI loans at the dates indicated are as follows:

	September 30, 2021		December 31, 2020
	Unpaid		Unpaid
	principal	Carrying	principal	Carrying
	balance	value	balance	value
Commercial and industrial	$641	$304	$1,000	$622
Construction and land	87	40	100	51
Commercial real estate	11,710	10,329	14,096	12,416
Residential	2,361	1,900	3,127	2,521
Total	$14,799	$12,573	$18,323	$15,610

The following table reflects the changes in the accretable yield of PCI loans for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Balance at beginning of period	$316	$571	$383	$554
Additions	—	25	—	247
Removals	(4)	—	(153)	(51)
Accretion	(139)	(62)	(57)	(216)
Balance at end of period	$173	$534	$173	$534

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

NOTE 6 – ALLOWANCE FOR LOAN LOSSES

The following tables summarize the Company’s allowance for loan losses and loan balances individually and collectively evaluated for impairment by type of loan as of or for the three and nine months ended September 30, 2021 and 2020:

	Commercial	Construction	Commercial
	and industrial	and land	real estate	Residential	Consumer	Total
Three months ended September 30, 2021
Allowance for loan losses
Beginning balance	$3,645	$224	$11,328	$1,782	$21	$17,000
Charge-offs	(180)	—	(1)	—	—	(181)
Recoveries	3	1	—	—	—	4
Provision for (reversal of) loan losses	(113)	15	717	(141)	(1)	477
Ending balance	$3,355	$240	$12,044	$1,641	$20	$17,300

Nine months ended September 30, 2021
Allowance for loan losses
Beginning balance	$4,042	$378	$11,211	$1,856	$13	$17,500
Charge-offs	(182)	—	(1)	—	—	(183)
Recoveries	9	4	—	—	—	13
Provision for (reversal of) loan losses	(514)	(142)	834	(215)	7	(30)
Ending balance	$3,355	$240	$12,044	$1,641	$20	$17,300

September 30, 2021
Allowance for loan losses by methodology:
Loans individually evaluated for impairment	$580	$—	$98	$22	$—	$700
Loans collectively evaluated for impairment	2,775	240	11,928	1,616	20	16,579
PCI loans	—	—	18	3	—	21
Total loans	$3,355	$240	$12,044	$1,641	$20	$17,300

Loans receivable by methodology:
Individually evaluated for impairment	$692	$36	$5,681	$1,688	$—	$8,097
Collectively evaluated for impairment	282,635	16,348	1,199,601	121,487	4,060	1,624,131
PCI loans	304	40	10,329	1,900	—	12,573
Total loans	$283,631	$16,424	$1,215,611	$125,075	$4,060	$1,644,801

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

	Commercial	Construction	Commercial
	and industrial	and land	real estate	Residential	Consumer	Total
Three months ended September 30, 2020
Allowance for loan losses
Beginning balance	$3,474	$351	$8,245	$1,428	$2	$13,500
Charge-offs	—	—	—	—	—	—
Recoveries	3	4	—	—	—	7
Provision for loan losses	478	257	1,352	204	2	2,293
Ending balance	$3,955	$612	$9,597	$1,632	$4	$15,800

Nine months ended September 30, 2020
Allowance for loan losses
Beginning balance	$1,788	$167	$5,004	$427	$14	$7,400
Charge-offs	—	—	—	(1)	(17)	(18)
Recoveries	10	4	—	—	—	14
Provision (reclassification) for loan losses	2,157	441	4,593	1,206	7	8,404
Ending balance	$3,955	$612	$9,597	$1,632	$4	$15,800

September 30, 2020
Allowance for loan losses by methodology:
Loans individually evaluated for impairment	$475	$25	$71	$20	$—	$591
Loans collectively evaluated for impairment	3,480	587	9,526	1,612	4	15,209
PCI loans	—	—	—	—	—	—
Total loans	$3,955	$612	$9,597	$1,632	$4	$15,800

Loans receivable by methodology:
Individually evaluated for impairment	$1,396	$2,463	$2,777	$1,701	$—	$8,337
Collectively evaluated for impairment	324,259	38,429	1,127,318	177,721	6,090	1,673,817
PCI loans	674	190	12,640	3,012	—	16,516
Total loans	$326,329	$41,082	$1,142,735	$182,434	$6,090	$1,698,670

NOTE 7 – PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at the dates indicated:

	September 30,	December 31,
	2021	2020
Premises owned	$11,015	$10,891
Leasehold improvements	2,944	3,274
Furniture, fixtures and equipment	5,956	6,940
Less accumulated depreciation and amortization	(5,335)	(5,966)
Total premises and equipment, net	$14,580	$15,139

Depreciation and amortization included in occupancy and equipment expense totaled $519,000 and $1.5 million for the three and nine months ended September 30, 2021 and $445,000 and $1.3 million for the three and nine months ended September 30, 2020, respectively.

NOTE 8 – LEASES

The Company leases 18 branches under noncancelable operating leases. These leases expire on various dates through 2030. The Company’s leases often have an option to renew one or more times, at the Company’s discretion,

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

following the expiration of the initial term. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability.

The Company uses the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term.

The below maturity schedule represents the undiscounted lease payments for the five-year period and thereafter as of September 30, 2021:

For the remainder of 2021	$1,139
2022	2,905
2023	2,431
2024	1,840
2025	1,183
Thereafter	3,390
Total undiscounted cash flows	12,888
Less: interest	(1,220)
Present value of lease payments	$11,668

The following table presents the weighted average lease term and discount rate at the date indicated:

	September 30, 2021
Weighted-average remaining lease term	5.6	years
Weighted-average discount rate	2.73%

Rental expense included in occupancy and equipment on the consolidated statements of income totaled $906,000 and $2.6 million for the three and nine months ended September 30, 2021 and $829,000 and $2.5 million for the three and nine months ended September 30, 2020, respectively.

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

Impairment exists when a reporting unit’s fair value is less than its carrying amount, including goodwill. Due to the adverse and unknown economic impacts resulting from the COVID-19 pandemic, the Company performed a goodwill impairment qualitative assessment during the third quarter of 2021 to determine if it is not more likely than not that the fair value of the Company’s reporting unit exceeded its carrying value, including goodwill.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

As of September 30, 2021, the Company’s qualitative assessment which considered the Company’s continued profitability, positive equity, average community bank merger deal values realized during the first nine months of 2021, net interest margin, allowance for loan loss, and the continued growth in its core deposit portfolio, the Company concluded that the goodwill of the Company’s reporting unit, the Bank, is not more likely than not to be impaired. Any impairment charge could have a material adverse effect on the Company’s results of operations and financial condition.

Changes in the Company's goodwill at September 30, 2021 and December 31, 2020 are as follows:

	September 30,	December 31,
	2021	2020
Balance at beginning of period	$38,838	$35,466
Acquired goodwill	—	3,372
Impairment	—	—
Balance at end of period	$38,838	$38,838

Core Deposit Intangible

Changes in the Company’s core deposit intangible at September 30, 2021 and December 31, 2020 were as follows:

	September 30,	December 31,
	2021	2020
Balance at beginning of period	$8,302	$9,185
Additions	—	949
Less amortization	(1,359)	(1,832)
Balance at end of period	$6,942	$8,302

Estimated annual amortization expense at September 30, 2021 is as follows:

For the remainder of 2021	$453
2022	1,813
2023	1,034
2024	970
2025	927
Thereafter	1,745
Total	$6,942

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

NOTE 10 – INTEREST RECEIVABLE AND OTHER ASSETS

The Company’s interest receivable and other assets at the dates indicated consisted of the following:

	September 30,	December 31,
	2021	2020
Tax assets, net	$10,122	$8,577
Accrued interest receivable	6,642	7,312
Investment in SBIC Fund	4,518	3,497
Prepaid assets	1,359	1,594
Servicing assets	1,969	1,783
Low income housing partnerships, net	3,197	3,002
Investment in statutory trusts	484	481
Other assets	971	1,298
Total	$29,262	$27,544

NOTE 11 – DEPOSITS

The Company’s deposits consisted of the following at the dates indicated:

	September 30,	December 31,
	2021	2020
Demand deposits	$733,101	$678,365
NOW accounts and savings	448,717	399,772
Money market	604,970	516,560
Time deposits	220,963	243,700
Total	$2,007,751	$1,838,397

NOTE 12 - BORROWINGS

Other borrowings – The Bank has an approved secured borrowing facility with the Federal Home Loan Bank of San Francisco (the “FHLB”) for up to 25% of total assets for a term not to exceed five years under a blanket lien of certain types of loans. In May 2020, the Bank secured a $10.0 million advance from the FHLB of San Francisco comprised of two $5.0 million tranches, at no cost. At December 31, 2020, the first tranche was repaid. At September 30, 2021, the second tranche was repaid and the Bank had no borrowings outstanding from the FHLB of San Francisco at that date.

The Bank has Federal Funds lines with four corresponding banks. Cumulative available commitments totaled $75.0 million at both September 30, 2021 and December 31, 2020. There were no amounts outstanding under these facilities at September 30, 2021 and December 31, 2020.

Junior subordinated deferrable interest debentures – In connection with its previous acquisitions, the Company acquired junior subordinated deferrable interest debentures, totaling $8.4 million net of mark-to-market adjustments at September 30, 2021 with a weighted average interest rate of 2.70%, compared to $8.3 million with a weighted average rate of 2.80% at December 31, 2020. The junior subordinated deferrable interest debentures have a stated maturity term of 30 years.

Subordinated debt – On August 6, 2020, the Company issued and sold $65.0 million aggregate principal amount of 5.25% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “Notes”) at a public offering price equal to 100% of the aggregate principal amount of the Notes. The offering of the Notes closed on August 10, 2020. The Notes initially bears a fixed interest rate of 5.25% per year. Commencing on September 15, 2025, the interest rate on the Notes resets

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

quarterly to the three-month Secured Overnight Financing rate plus a spread of 521 basis points (5.21%), payable quarterly in arrears. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year through September 15, 2025 and quarterly thereafter on March 15, June 15, September 15 and December 15 of each year through the maturity date or early redemption date. The Company, at its option, may redeem the Notes, in whole or in part, on any interest payment date on or after September 15, 2025, without a premium. At September 30, 2021, the Company had outstanding Notes, net of cost to issue, totaling $63.5 million.

NOTE 13 – INTEREST PAYABLE AND OTHER LIABILITIES

The Company’s interest payable and other liabilities at the dates indicated consisted of the following:

	September 30,	December 31,
	2021	2020
Accrued expenses	$5,658	$6,577
Accounts payable	588	384
Reserve for unfunded commitments	415	415
Accrued interest payable	328	1,401
Other liabilities	3,970	2,870
Total	$10,959	$11,647

NOTE 14 – OTHER EXPENSES

The Company’s other expenses for the periods indicated consisted of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Professional fees	$620	$531	$1,668	$2,055
Core deposit premium amortization	453	453	1,359	1,379
Marketing and promotions	196	200	413	639
Stationery and supplies	84	167	274	440
Insurance (including FDIC premiums)	206	212	618	377
Communication and postage	190	176	595	494
Loan default related expense	59	97	119	309
Director fees	81	81	241	239
Bank service charges	68	49	191	125
Courier expense	175	176	506	490
Other	158	141	387	571
Total	$2,290	$2,283	$6,371	$7,118

The Company expenses marketing and promotions costs as they are incurred. Advertising expense included in marketing and promotions totaled $13,000 and $55,000 for the three and nine months ended September 30, 2021 and $59,000 and $193,000 for the three and nine months ended September 30, 2020, respectively.

NOTE 15 – EQUITY INCENTIVE PLANS

2017 Omnibus Equity Incentive Plan

The shareholders approved the Omnibus Equity Incentive Plan (“2017 Plan”) in November 2017. The 2017 Plan provides for the awarding by the Company’s Board of Directors of equity incentive awards to employees and non-

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

employee directors. An equity incentive award may be an option, stock appreciation rights, restricted stock units, stock award, other stock-based award or performance award granted under the 2017 Plan. Factors considered by the Board in awarding equity incentives to officers and employees include the performance of the Company, the employee’s or officer’s job performance, the importance of his or her position, and his or her contribution to the organization’s goals for the award period. Generally, awards are restricted and have a vesting period of no longer than ten years. Subject to adjustment as provided in the 2017 Plan, the maximum number of shares of common stock that may be delivered pursuant to awards granted under the 2017 Plan is 450,000. The 2017 Plan provides for an annual restricted stock grant limits to officers, employees and directors. The annual stock grant limit per person for officers and employees is the lessor of 50,000 shares or a value of $2.0 million, and per person for directors, the maximum is 25,000 shares. All unvested restricted shares outstanding vest in the event of a change in control of the Company. Awarded shares of restricted stock vest over (i) a one-year period following the date of grant, in the case of the non-employee directors, and (ii) a three-year or five-year period following the date of grant, with the initial vesting occurring on the one-year anniversary of the date of grant, in the case of the executive officers. As of September 30, 2021, a total of 117,322 shares were available for future issuance under the 2017 Plan.

2014 Omnibus Equity Incentive Plan

In 2014, the shareholders approved the Omnibus Equity Incentive Plan (the “2014 Plan”). A total of 148,962 equity incentive awards were granted under the 2014 Plan. The awards are shares of restricted stock and have a vesting period of one to five years. No future equity awards will be made from the 2014 Plan.

The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date. Total compensation expense for these plans was $325,000 and $1.1 million for the three and nine months ended September 30, 2021 and 2020 and $385,000 and $1.1 million for the three and nine months ended September 30, 2020, respectively.

As of September 30, 2021, there was $1.7 million of total unrecognized compensation cost related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately three years.

The following table provides the restricted stock grant activity for the periods indicated:

	2021		2020
		Weighted-average		Weighted-average
		grant date		grant date
	Shares	fair value	Shares	fair value
Non-vested at January 1,	204,515	$17.71	142,103	$20.76
Granted	24,187	15.17	15,173	22.60
Vested	(14,164)	18.50	(23,435)	19.62
Forfeited	—	—	(1,432)	18.93
Non-Vested, at March 31,	214,538	$16.06	132,409	$22.10
Granted	—	—	92,294	12.18
Vested	(63,028)	17.84	(32,264)	23.30
Non-Vested, at June 30,	151,510	$15.32	192,439	$17.14
Granted	12,228	18.16	21,599	10.28
Vested	(21,771)	10.33	(9,523)	21.34
Forfeited	(2,692)	18.45	—	—
Non-Vested, at September 30,	139,275	$16.29	204,515	$16.22

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

The following assets are measured at fair value on a recurring basis as of the dates indicated:

	Total	Level 1	Level 2	Level 3
September 30, 2021
U.S. Government Agencies	$1,950	$—	$1,950	$—
Preferred equity securities	14,831	14,831	—	—
Municipal securities	13,991	—	13,991	—
Mortgage-backed securities	34,196	—	34,196	—
Collateralized mortgage obligations	23,940	—	23,940	—
SBA securities	6,595	—	6,595	—
Corporate bonds	46,812	—	46,812	—
Total	$142,315	$14,831	$127,484	$—

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

	Total	Level 1	Level 2	Level 3
December 31, 2020
U.S. Government Agencies	$5,544	$—	$5,544	$—
Municipal securities	16,687	—	16,687	—
Mortgage-backed securities	36,578	—	36,578	—
Collateralized mortgage obligations	27,695	—	27,695	—
SBA securities	7,667	—	7,667	—
Corporate bonds	21,419	—	21,419	—
Total	$115,590	$—	$115,590	$—

The following assets are measured at fair value on a nonrecurring basis as of the dates indicated:

	Total	Level 1	Level 2	Level 3
September 30, 2021
Performing impaired loans	$765	$—	$—	$765
Nonperforming impaired loans	8,292	—	—	8,292
OREO	21	—	—	21
Total	$9,078	$—	$—	$9,078

	Total	Level 1	Level 2	Level 3
December 31, 2020
Performing impaired loans	$798	$—	$—	$798
Nonperforming impaired loans	8,421	—	—	8,421
OREO	429	—	—	429
Total	$9,648	$—	$—	$9,648

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

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value disclosure for financial instruments:

	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
September 30, 2021
Financial assets:
Cash and cash equivalents	$444,458	$444,458	$444,458	$—	$—
Interest bearing deposits in banks	4,083	4,083	4,083	—	—
Investment securities available-for-sale	142,315	142,315	14,831	127,484	—
Investment in FHLB and FRB Stock	16,025	16,025	16,025	—	—
Loans held for sale	11,221	11,221	—	11,221	—
Loans, net	1,623,536	1,651,959	—	—	1,651,959
Accrued interest receivable	6,642	6,642	—	6,642	—
Financial liabilities:
Deposits	2,007,751	2,009,148	—	2,009,148	—
Other borrowings	—	—	—	—	—
Junior subordinated deferrable interest debentures, net	8,383	8,871	—	—	8,871
Subordinated debt, net	63,499	63,499	—	63,499	—
Accrued interest payable	328	328	—	328	—
Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	96,285	95,870	—	—	95,870

	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
December 31, 2020
Financial assets:
Cash and cash equivalents	$299,329	$299,329	$299,329	$—	$—
Interest bearing deposits in banks	7,718	7,718	7,718	—	—
Investment securities available-for-sale	115,590	115,590	—	115,590	—
Investment in FHLB and FRB Stock	15,342	15,342	15,342	—	—
Loans held for sale	8,664	8,664	—	8,664	—
Loans, net	1,625,812	1,658,605	—	—	1,658,605
Accrued interest receivable	7,312	7,312	—	7,312	—
Financial liabilities:
Deposits	1,838,397	1,839,973	—	1,839,973	—
Other borrowings	5,000	5,000	—	5,000	—
Junior subordinated deferrable interest debentures, net	8,322	8,124	—	—	8,124
Subordinated debt, net	63,372	63,372	—	63,372	—
Accrued interest payable	1,401	1,401	—	1,401	—
Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	110,702	110,287	—	—	110,287

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

The following table presents a summary of commitments described above as of the dates indicated:

	September 30,	December 31,
	2021	2020
Commitments to extend credit	$93,986	$108,376
Standby letters of credit	2,299	2,326
Total commitments	$96,285	$110,702

Commitments generally have fixed expiration dates or other termination clauses. The actual liquidity needs or the credit risk that the Company will experience will be lower than the contractual amount of commitments to extend credit because a significant portion of these commitments are expected to expire without being drawn upon. The commitments are generally variable rate and include unfunded home equity lines of credit, commercial real estate construction where disbursement is made over the course of construction, commercial revolving lines of credit, and unsecured personal lines of credit. The Company’s outstanding loan commitments are made using the same underwriting standards as comparable outstanding loans. The reserve associated with these commitments included in interest payable and other liabilities on the consolidated balance sheets was $415,000 at both September 30, 2021 and December 31, 2020.

Commercial Real Estate Concentrations

At September 30, 2021 and December 31, 2020, in management’s judgment, a concentration of loans existed in commercial real estate related loans. The Company’s commercial real estate loans are secured by owner-occupied and non-owner occupied commercial real estate and multifamily properties. Although management believes that loans within these concentrations have no more than the normal risk of collectability, a decline in the performance of the economy in general or a decline in real estate value in the Company’s primary market areas in particular, could have an adverse impact on collectability.

Other Assets

The Company has commitments to fund Low Income Housing Tax Credit Partnerships (“LIHTC”) and a SBIC. During the second quarter of 2021, the Company entered into a new LIHTC with a total commitment of $2.0 million. The Company’s net investment in LIHTC was $3.2 million and $1.1 million at September 30, 2021 and December 31, 2020, respectively. At September 30, 2021, the remaining commitments to the LIHTC and SBIC were approximately $3.3

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

million and $122,000, respectively. At December 31, 2020, the remaining commitments to the LIHTC and SBIC were approximately $899,000 and $122,000, respectively.

Deposits

At September 30, 2021, approximately $182.7 million, or 9.1%, of the Company's deposits were derived from its top ten depositors. At December 31, 2020, approximately $170.1 million, or 8.8%, of the Company's deposits were derived from its top ten depositors.

Local Agency Deposits and Other Advances

In the normal course of business, the Company accepts deposits from local agencies. The Company is required to provide collateral for certain local agency deposits in the states of California, Colorado, New Mexico and Washington. As of September 30, 2021 and December 31, 2020, the FHLB issued letters of credit on behalf of the Company totaling $41.5 million and $30.1 million, respectively, as collateral for local agency deposits.

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

Further, statements about the potential effects of the proposed acquisition of Pacific Enterprise Bancorp (“PEB”) on our business, financial results, and condition may constitute forward-looking statements and are subject to the risk that the actual effects may differ, possibly materially, from what is reflected in the forward-looking statements due to factors and future developments which are uncertain, unpredictable and in many cases beyond our control, including, but not limited to:

●	the possibility that expected revenues, cost savings, synergies and other benefits from the proposed merger might not be realized within the expected time frames or at all including but not limited to customer and employee retention, and costs or difficulties relating to integration matters, might be greater than expected including as a result of changes in general economic and market conditions, interest and exchange rates, monetary policy, laws and regulations and their enforcement, and the degree of competition in the geographic and business areas in which we and PEB operate;
●	the possibility that the proposed merger does not close when expected or at all because required regulatory, shareholder or other approvals, financial tests or other conditions to closing are not received or satisfied on a timely basis or at all;
●	the risk that the benefits from the proposed merger may not be fully realized or may take longer to realize than expected or be more costly to achieve;
●	the failure to attract new customers and retain existing customers in the manner anticipated;
●	reputational risks and the potential adverse reactions or changes to business, customer or employee relationships, including those resulting from the announcement or completion of the proposed merger;

●	Our or PEB’s businesses may experience disruptions due to transaction-related uncertainty or other factors making it more difficult to maintain relationships with employees, customers, other business partners or governmental entities;
●	deposit attrition, operating costs, customer loss and business disruption following the transaction, including difficulties in maintaining relationships with employees, may be greater than expected;
●	the diversion of managements' attention from ongoing business operations and opportunities as a result of the proposed merger or otherwise;
●	changes in our or PEB’s stock price before closing, including as a result of its financial performance prior to closing or transaction-related uncertainty, or more generally due to broader stock market movements, and the performance of financial companies and peer group companies;
●	the occurrence of any event, change or other circumstance that could give risk to the right of one or both of the parties to terminate the merger agreement;
●	the outcome of pending or threatened litigation, or of matters before regulatory agencies, whether currently existing or commencing in the future, including litigation related to the merger;
●	changes in interest rates which may affect our and PEB’s expected revenues, credit quality deterioration, reductions in real estate values, or reductions in our and PEB’s net income, cash flows or the market value of assets, including its investment securities;
●	each of our and PEB’s potential exposure to unknown or contingent liabilities of the other party;
●	dilution caused by our issuance of additional shares of BayCom Corp common stock in connection with the proposed merger;
●	the possibility that the proposed merger is more expensive to complete than anticipated, including as a result of unexpected factors or events;
●	future acquisitions by us of other depository institutions or lines of business; and
●	that the COVID-19 pandemic, including uncertainty and volatility in financial, commodities and other markets, and disruptions to banking and other financial activity, could harm our or PEB’s business, financial position and results of operations, and could adversely affect the timing and anticipated benefits of the proposed merger.

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

Executive Overview

General. BayCom is a bank holding company headquartered in Walnut Creek, California. BayCom’s wholly owned banking subsidiary, United Business Bank, provides a broad range of financial services to businesses and business owners as well as individuals through its network of 33 full-service branches, with 15 locations in California, two in Washington, five in Central New Mexico and 11 in Colorado. The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relate primarily to the Bank.

Our principal objective is to continue to increase shareholder value and generate consistent earnings growth by expanding our commercial banking franchise through both strategic acquisitions and organic growth. Since 2010, we have expanded our geographic footprint through nine strategic acquisitions. We believe our strategy of selectively acquiring and integrating community banks has provided us with economies of scale and improved our overall franchise efficiency. Looking forward, we expect to continue to pursue strategic acquisitions and believe our targeted market areas present us with many and varied acquisition opportunities. We are also focused on continuing to grow organically and believe the metropolitan and community markets in which we operate currently provide meaningful opportunities to expand our commercial client base and increase both interest-earning assets and market share. We believe our geographic footprint, which now includes the San Francisco Bay area, the metropolitan markets of Los Angeles, California, Seattle, Washington, and Denver, Colorado, and community markets including Albuquerque, New Mexico, and Custer, Delta, and Grand counties, Colorado, provides us with access to low cost, stable core deposits in community markets that we can use to fund commercial loan growth. We strive to provide an enhanced banking experience for our clients by providing them with a comprehensive suite of sophisticated banking products and services tailored to meet their needs, while delivering the high-quality, relationship-based client service of a community bank. At September 30, 2021, the Company had approximately $2.4 billion in total assets, $1.6 billion in total loans, $2.0 billion in total deposits and $257.3 million in shareholders’ equity.

We continue to focus on growing our commercial loan portfolios through acquisitions as well as organic growth. At September 30, 2021, our $1.6 billion total loan portfolio included $449.3 million, or 27.3%, of acquired loans (all of which were recorded to their estimated fair values at the time of acquisition), and the remaining $1.2 billion, or 72.7%, consisted of loans we originated.

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

On September 7, 2021, the Company entered into a definitive agreement with Pacific Enterprise Bancorp (“PEB”), which is headquartered in Irvine, California. Pursuant to the merger agreement PEB will merge with and into the Company, with the Company as the surviving corporation in the merger. The transaction is expected to be completed in the first calendar quarter of 2022, subject to customary closing conditions, regulatory approval, and approval of the Company’s and PEB’s shareholders. For a more detailed description of the proposed merger, see “Note 3 – Acquisitions”.

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

Changes in market interest rates, the slope of the yield curve, and interest we earn on interest earning assets or pay on interest bearing liabilities, as well as the volume and types of interest earning assets, interest bearing and noninterest bearing liabilities and shareholders’ equity, usually have the largest impact on changes in our net interest spread, net interest margin and net interest income during a reporting period. The significant 150 basis point reduction in the targeted federal funds rate during the quarter ended March 31, 2020, resulted in a larger impact to our interest-earning assets than to our interest bearing liabilities, reducing our net interest margin. In addition, our net interest margin is adversely impacted by the low loan yields from loans originated pursuant to the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”). Because the length of the COVID-19 pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including the 150 basis point reductions in the targeted federal funds rate in 2020, until the pandemic subsides, the Company expects its net interest income and net interest margin will be adversely affected in 2021 and possibly longer.

Noninterest income. Noninterest income consists of, among other things: (i) service charges on loans and deposits; (ii) gain on sale of loans; and (iii) other noninterest income. Gain on sale of loans includes income (or losses) from the sale of the guaranteed portion of SBA loans, capitalized loan servicing rights and other related income.

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

Due to the adverse and unknown economic impacts resulting from the COVID-19 pandemic, the Company performed a goodwill impairment qualitative assessment during the third quarter of 2021 to determine if it is not more likely than not that the fair value of the Company’s reporting unit exceeded its carrying value, including goodwill. As of September 30, 2021, the Company’s qualitative assessment, which considered the Company’s continued profitability, positive equity, average community bank merger deal values realized as of September 30, 2021, net interest margin, allowance for loan loss, and the continued growth in its core deposit portfolio, concluded that the goodwill of the Company’s reporting unit, the Bank, is not more likely than not to be impaired.

BayCom’s Response to COVID-19

Paycheck Protection Program ("PPP") Participation. During the third quarter of 2021, the Bank continued its participation in the SBA PPP which ended August 8, 2020, by processing applications for PPP loan forgiveness. As of September 30, 2021, the Bank had 764 PPP loans outstanding totaling $113.2 million, with unrecognized fees of $4.0 million. As of September 30, 2021, the Bank has received SBA forgiveness for 1,291 PPP loans totaling $121.5 million out of the $140.2 million in PPP loans funded during the first PPP. As of September 30, 2021, the Bank has received SBA forgiveness for 75 PPP loans totaling $22.2 million out of the 771 PPP loans totaling $116.7 million funded during the second PPP, which concluded on May 31, 2021.

Allowance for Loan Losses and Loan Modifications. At September 30, 2021, the Company’s allowance for loan losses was $17.3 million, or 1.05% of total loans, compared to $17.5 million, or 1.06% of total loans, at December 31, 2020.

Based on our review of the appropriateness of the allowance for loan losses at September 30, 2021, the Company recorded a provision (recovery) for loan losses of $477,000 and ($30,000) for the three and nine months ended September 30, 2021, compared to a $2.3 million and $8.4 million provision for loan losses for the three and nine months ended September 30, 2020, respectively. The provision for loan losses recorded in the third quarter of 2021 related primarily to new loan production and net change in qualitative factor adjustments. The reversal of the provision for loan for the nine months ended September 20, 2021 reflects improvements since December 31, 2020 in the economic forecast and corresponding decline in qualitative factor adjustments utilized to calculate the allowance for loan losses at September 30, 2021. The prior periods provision for loan losses was due primarily to probable loan losses reflecting the uncertain adverse impact of the COVID-19 pandemic on the economy last year.

The Company provided payment and financial relief programs for borrowers impacted by COVID-19. All loans modified due to COVID-19 were separately monitored and any request for continuation of relief beyond the initial modification was reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating was appropriate. As of September 30, 2021, no loan was subject to a COVID-19 related payment adjustment agreement compared to 43 loans totaling $66.7 million at December 31, 2020. We believe the steps we have taken over the course of the last year are necessary to effectively manage our portfolio and assist our clients through the ongoing uncertainty surrounding the duration, impact and government response to the COVID-19 pandemic.

Branch Operations and Additional Client Support.  The Company remains focused on keeping its employees safe and the Bank running effectively to serve its clients. The Bank is managing branch access and occupancy levels in relation to cases and close contact scenarios, following governmental restrictions and public health authority guidelines, and encouraging remote work and supporting employees with paid time off. As of September 30, 2021, all of the Bank’s branch lobbies were open. The Company is aware of COVID-19 infections arising out of the Delta variant and is prepared to restore other protocols, as may prove to be necessary.

Comparison of Financial Condition at September 30, 2021 and December 31, 2020

Total assets.  Total assets increased $168.2 million, or 7.7%, to $2.4 billion at September 30, 2021, from $2.2 billion at December 31, 2020. The increase was primarily the result of cash and cash equivalents increasing $145.1 million or 48.5%, and securities available for sale increasing $26.7 million or 23.1%. These increases in total assets were primarily funded by deposit growth.

Cash and cash equivalents.  Cash and cash equivalents increased $145.1 million, or 48.5%, to $444.5 million, at September 30, 2021, from $299.3 million at December 31, 2020. The increase was primarily a result of loan repayments and an increase in total deposits, which exceeded the funds required for loan originations and used for purchases of investment securities.

Securities.  Investment securities, all of which are classified as available-for-sale, increased $26.7 million, or 23.1%, to $142.3 million at September 30, 2021 from $115.6 million at December 31, 2020. The increase was primarily due to the purchase of $48.4 million of investment securities during the nine months ended September 30, 2021, partially offset by the routine amortization and repayment of investment principal balances and securities called and matured.

Loans receivable, net.  We originate a wide variety of loans with a focus on commercial real estate (“CRE”) loans and commercial and industrial loans. Loans receivable, net of allowance for loan losses, decreased $2.3 million, or 0.1%, to $1.6 billion at September 30, 2021 from December 31, 2020. The decrease was primarily due to loan repayments totaling $453.2 million, including $120.7 million in PPP loan forgiveness, partially offset by loan originations totaling $399.7 million, including $116.7 million of new PPP loans, with the remaining change due to normal loan amortization and payoffs. The decrease in loan originations for the current period compared to the comparable period in 2020 reflected overall lower loan production due to the COVID-19 pandemic, despite the PPP loan activity.

The following table provides information about our loan portfolio by type of loan, with PCI loans presented as a separate balance, at the dates presented.

	September 30,	December 31,	% Change
	2021	2020

	(Dollars in thousands)
Commercial and industrial (1)	$283,327	$309,339	(8.4)%
Real estate:
Residential	123,175	162,203	(24.1)
Multifamily residential	215,308	238,179	(9.6)
Owner occupied CRE	384,035	404,213	(5.0)
Non-owner occupied CRE	605,939	489,752	23.7
Construction and land	16,384	22,645	(27.6)
Total real estate	1,344,841	1,316,992	2.1
Consumer	4,060	5,218	(22.2)
PCI loans	12,573	15,610	(19.5)
Total Loans	1,644,801	1,647,159	(0.1)
Net deferred loan fees	(3,965)	(3,847)	3.1
Allowance for loan losses	(17,300)	(17,500)	(1.1)
Loans, net	$1,623,536	$1,625,812	(0.1)%

(1)	Includes $113.2 million and $135.6 million of PPP loans as of September 30, 2021 and December 31, 2020, respectively.

The following table shows as of September 30, 2021, the geographic distribution of our loan portfolio by type of loan in dollar amounts and percentages:

	San Francisco Bay				Total in State of
	Area (1)		Other California		California		All Other States (2)		Total
		% of		% of		% of		% of		% of
		Total in		Total in		Total in		Total in		Total in
	Amount	Category	Amount	Category	Amount	Category	Amount	Category	Amount	Category

	(Dollars in thousands)
September 30, 2021
Commercial and industrial	$102,105	19.6%	$82,244	14.1%	$184,349	16.6%	$99,282	18.4%	$283,631	17.2%
Real estate:
Residential	24,846	4.8%	41,408	7.1%	66,254	6.0%	58,821	10.9%	125,075	7.6%
Multifamily residential	58,947	11.3	97,868	16.7	156,815	14.2	61,611	11.4	218,426	13.3
Owner occupied CRE	171,058	32.8	149,727	25.6	320,785	29.0	68,436	12.7	389,221	23.7
Non-owner occupied CRE	163,270	31.3	210,397	36.0	373,667	33.8	234,297	43.5	607,964	37.0
Construction and land	1,673	0.3	1,322	0.2	2,995	0.3	13,429	2.5	16,424	1.0
Total real estate	419,794		500,722		920,516		436,594		1,357,110
Consumer	11	0.0%	1,711	0.3%	1,722	0.2%	2,338	0.4%	4,060	0.2%
Total loans	$521,910		$584,677		$1,106,587		$538,214		$1,644,801

December 31, 2020
Commercial and industrial	$110,940	20.8%	$89,184	15.0%	$200,124	17.7%	$109,837	21.1%	$309,961	18.8%
Real estate:
Residential	$39,174	7.4%	$47,381	8.0%	$86,555	7.7%	$78,169	15.0%	$164,724	10.0%
Multifamily residential	62,325	11.7	118,627	20.0	180,952	16.1	60,483	11.6	241,435	14.7
Owner occupied CRE	154,953	29.1	167,840	28.3	322,793	28.7	87,017	16.7	409,810	24.9
Non-owner occupied CRE	163,986	30.8	167,102	28.2	331,088	29.4	162,227	31.1	493,315	29.9
Construction and land	1,142	0.2	3,170	0.5	4,312	0.4	18,384	3.5	22,696	1.4
Total real estate	$421,580		$504,120		$925,700		$406,280		$1,331,980
Consumer	13	0.0%	4	0.0%	17	0.0%	5,201	1.0%	5,218	0.3%
Total loans	$532,533		$593,308		$1,125,841		$521,318		$1,647,159

(1)	Includes Alameda, Contra Costa, Solano, Napa, Sonoma, Marin, San Francisco, San Joaquin, San Mateo and Santa Clara counties.
(2)	Includes loans located primarily in the states of Colorado, New Mexico and Washington. At September 30, 2021, loans in Colorado, New Mexico and Washington totaled $135.7 million, $77.1 million and $97.2 million, respectively. At December 31, 2020, loans in Colorado, New Mexico and Washington totaled $200.0 million, $78.2 million and $116.7 million, respectively.

Nonperforming assets and nonaccrual loans.  Nonperforming assets consists of nonaccrual loans, accruing loans that are 90 days or more past due and other real estate owned (“OREO”). Nonperforming assets decreased $770,000, or 8.5%, to $8.3 million at September 30, 2021 from $9.1 million at December 31, 2020, primarily due to a $408,000 decrease in OREO and a $1.1 million decrease in nonaccrual loans, partially offset by a $767,000 increase in accruing loans 90 days and more past due. The Company had nonperforming loans, consisting of nonaccrual loans and accruing loans that are 90 days or more past due, totaling $8.3 million or 0.50% of total loans, of which $841,000 were guaranteed by governmental agencies at September 30, 2021, compared to $8.7 million or 0.53% of total loans, of which $850,000 were SBA guaranteed at December 31, 2020. Included in nonperforming loans at September 30, 2021 and December 31, 2020, were $1.6 million and $567,000, respectively, of TDR loans. At September 30, 2021 and December 31, 2020, nonaccrual loans included $2.5 million and $620,000 of loans 30-89 days past due and $2.5 million and $4.1 million of loans less than 30 days past due, respectively. At September 30, 2021, the $2.5 million in nonaccrual loans 30-89 days past due primarily was comprised of two loans and the $2.5 million of loans less than 30 days past due was comprised of 13 small balance loans. At December 31, 2021, nonaccrual loans 30-89 days past due of $620,000 primarily was comprised of four loans and the $4.1 million of loans less than 30 days past due was comprised of 12 small balance loans.  All of these loans were placed on nonaccrual due to concerns over the client’s financial condition.

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

Troubled debt restructured loans.  Troubled debt restructured loans, or TDR loans, which are accounted for under ASC Topic 310-40, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a below market interest rate, a reduction in principal, or a longer term to maturity. TDR loans as of September 30, 2021 totaled $1.6 million, of which $765,000 were accruing and performing according to their restructuring terms. TDR loans as of December 31, 2020 totaled $1.4 million, of which $798,000 were accruing and performing according to their restructuring terms. The accruing TDR loans are not considered nonperforming assets as they continue to accrue interest despite being considered impaired due to the restructured status. There were related allowance for loan losses on the TDR loans of $130,000 and $35,000 at September 30, 2021 and December 31, 2020, respectively.

The following table sets forth the nonperforming loans, nonperforming assets and troubled debt restructured loans as of the dates indicated:

	September 30,	December 31,
	2021	2020

	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Commercial and industrial	$693	$848
Real estate:
Residential	1,688	2,195
Multifamily residential	217	254
Owner occupied CRE	4,236	4,651
Non-owner occupied CRE	422	437
Construction and land	36	36
Total real estate	6,599	7,573
Consumer	—	—
Total nonaccrual loans	7,292	8,421
Accruing loans 90 days or more past due	1,000	233
Total nonperforming loans	8,292	8,654
Real estate owned	21	429
Total nonperforming assets (1)	$8,313	$9,083
Troubled debt restructurings – performing	765	798
PCI loans	$12,573	$15,610
Nonperforming assets to total assets (1)	0.35%	0.41%
Nonperforming loans to total loans (1)	0.50%	0.53%

(1)  PCI and performing TDR loans are neither included in nonperforming loans above nor are they included in the numerators used to calculate this ratio.

Loans under ASC Topic 310-30 are considered performing and are not included in nonperforming assets in the table above. At September 30, 2021 and December 31, 2020, we had no credit impaired loans under ASC Topic 310-30 that were 90 days past due and still accruing.

Interest foregone on nonaccrual loans was approximately $61,000 and $157,500 for the three and nine months ended September 30, 2021 compared to $117,500 and $338,500 for the three and nine months ended September 30, 2020, respectively, none of which was included in interest income.

Potential problem loans.  Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which we are monitoring because the financial information of the borrower causes us concern as to their ability to comply with their loan repayment terms. We define potential problem loans as loans classified as “Substandard”, “Doubtful” or “Loss” that are not included in the amounts of nonaccrual or restructured loans. During the ordinary course of business, management may become aware of borrowers that may not be able to meet the contractual requirements of their loan agreements. Such loans are placed under closer supervision with consideration given to placing the loan on nonaccrual status, the need for an additional allowance for loan losses, and (if appropriate) partial or full charge-off. At September 30, 2021, there are $13.7 million of potential problem loans, compared to $12.7 million at December 31, 2020. Also, see Note 5 — Loans in the Notes to the Condensed Consolidated Financial Statements included in “Item 1 - Financial Statements” within this report.

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

In accordance with acquisition accounting, loans acquired in our acquisitions were recorded at their estimated fair value, which resulted in a net discount to the loans contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value and as a result no allowance for loan losses is recorded for acquired loans at the acquisition date. Although the discount recorded on the acquired loans is not reflected in the allowance for loan losses, or related allowance coverage ratios, we believe it should be considered when comparing the current ratios to similar ratios in periods prior to the acquisition. As of September 30, 2021, acquired loans, net of their discounts, totaled $55.2 million compared to $164.0 million at December 31, 2020, with the decrease due to the migration of acquired loans out of the discounted acquired loan portfolio. The remaining net discount on these acquired loans was $2.2 million and $3.3 million at September 30, 2021 and December 31, 2020, respectively. The $113.2 million balance of PPP loans was omitted from the calculation for the allowance for loan losses at September 30, 2021 as these loans are fully guaranteed by the SBA and management expects that the great majority of PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA within a short time frame, which in turn will reimburse the Bank for the amount forgiven.

The following table presents an analysis of changes in the allowance for loan losses as of the dates indicated:

	September 30,	December 31,
	2021	2020

	(Dollars in thousands)
Balance at beginning of period	$17,500	$7,400
Provisions for (reversal of) loan losses	(30)	10,320
Recoveries
Commercial and industrial	9	13
Residential	—	—
Owner occupied CRE	—	—
Non-owner occupied CRE	—	4
Construction	4	—
Consumer	—	—
Total recoveries	13	17
Charge-offs
Commercial and industrial	(182)	(199)
Residential	—	(1)
Owner occupied CRE	(1)	—
Non-owner occupied CRE	—	—
Construction	—	(20)
Consumer	—	(17)
Total charge-offs	(183)	(237)
Net charge-offs	(170)	(220)
Balance at end of period	$17,300	$17,500

Allowance for loan losses as a percentage of total loans	1.05%	1.06%
Allowance for loan losses to total loans excluding PCI loans (1)	1.06	1.07
Allowance for loan losses excluding acquired loans (loans not covered by the allowance) (1)	1.09	1.18
Allowance for loan losses excluding acquired loans and PPP loans (loans not covered by the allowance) (1)	1.17	1.30
Allowance for loan losses as a percentage of total nonperforming loans	237.25	202.22
Net recoveries/(charge-offs) as a percentage of average loans outstanding for the period	(4.01)%	(0.01)%
(1)	See non-GAAP financial measures herein.

The allowance for loan losses decreased to $17.3 million at September 30, 2021 from $17.5 million at December 31, 2020. The decrease in the allowance for loan losses at September 30, 2021 was primarily due to the continued improvement since December 31, 2020 in the national and local economy associated with the recovery from the COVID-19 pandemic, which reduced the loss rates utilized to calculate the allowance for loan losses at September 30, 2021 as compared to the uncertain economic outlook and loss rates utilized at December 31, 2020, partially offset by net charge offs of $170,000. Our PPP loans were omitted from the calculation of the required allowance for loan losses at September 30, 2021 and December 31, 2020 as these loans are fully guaranteed by the SBA and management expects that a majority of SBA PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA, which in turn, the SBA will reimburse the Bank for the amount forgiven. Included in the carrying value of loans are net discounts on acquired loans which may reduce the need for an allowance for loan losses on these loans because they are carried at their estimated fair value on the date on which they were acquired.

As of September 30, 2021, the Company identified $8.1 million in impaired loans, inclusive of $7.3 million of nonperforming loans and $805,000 of accruing TDR loans. Of these impaired loans, only $1.0 million had a specific allowance of $701,000 as of September 30, 2021. As of December 31, 2020, the Company identified $9.2 million in impaired loans, inclusive of $8.4 million of nonperforming loans and $798,000 of accruing TDR loans. Of these impaired loans, only $1.3 million had a specific allowance of $521,000 as of December 31, 2020.

Management considers the allowance for loan losses at September 30, 2021 to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. Uncertainties relating to our allowance for loan losses are heightened as a result of the risks surrounding the COVID-19 pandemic, including whether government programs will provide adequate relief to borrowers. The ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic. A further decline in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations. Recently we have seen most of our market areas reporting a fairly significant increase in COVID transmissions, which we understand from our public health authorities is largely attributed to lagging vaccination rates and an increase in cases related to the Delta variant. To date, we are not seeing renewed business activity restrictions in our primary markets. To the extent business activity restrictions are renewed, due to COVID-19 or otherwise, this will likely affect our business operations which may, in turn, require us to increase our allowance through our provision for loan losses which would adversely affect our financial performance. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

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

Total deposits increased $169.4 million, or 9.2%, to $2.0 billion at September 30, 2021 from $1.8 billion at December 31, 2020. The increase in deposits was primarily driven by organic growth in client relationships, proceeds from PPP loans and government stimulus checks deposited directly into customer accounts, and reduced withdrawals from deposit accounts due to a change in spending habits as a result of COVID-19. At September 30, 2021, noninterest bearing demand deposits totaled $733.1 million or 36.5% of total deposits, compared to $678.4 million or 36.9% of total deposits at December 31, 2020.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offer at the dates indicated.

	September 30,	December 31,
	2021	2020	% Change

	(Dollars in thousands)
Noninterest bearing demand deposits	$733,101	$678,365	8.1%
NOW accounts and savings	448,717	399,772	12.2
Money market	604,970	516,560	17.1
Time deposits	220,963	243,700	(9.3)
Total	$2,007,751	$1,838,397	9.2%

Borrowings.  Although deposits are our primary source of funds, we may from time to time utilize borrowings as a cost effective source of funds when they can be invested at a positive interest rate spread, for additional capacity to fund loan demand, or to meet our asset/liability management goals. We are a member of and may obtain advances from the FHLB of San Francisco, which is part of the Federal Home Loan Bank System. The eleven regional Federal Home Loan Banks provide a central credit facility for their member institutions. These advances are provided upon the security of certain of our mortgage loans and mortgage-backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. In May 2020, the Bank secured a $10.0 million advance from the FHLB of San Francisco, comprised of two $5.0 million tranches, at no cost, maturing in November 2020 and May 2021. As of September 30, 2021, the two tranches were repaid and the Bank had no borrowings outstanding from the FHLB of San Francisco. At September 30, 2021 and December 31, 2020, we had the ability to borrow up to $434.9 million and $421.2 million, respectively, from the FHLB of San Francisco.

At September 30, 2021, the Company had outstanding junior subordinated deferrable interest debentures, net mark-to-market adjustments, totaling $8.4 million which were assumed in connection with our previous acquisitions. The Company issued $65.0 million of subordinated debt during the third quarter of 2020. At September 30, 2021, the Company had outstanding subordinated debt, net of cost to issue, totaling $63.5 million.

If needed, we may also utilize Fed Funds purchased from correspondent banks as a source of short-term funding. At September 30, 2021 and December 31, 2020, we had a total of $75.0 million in federal funds line available from third-party financial institutions and no balances outstanding at these dates.

We are required to provide collateral for certain local agency deposits. As of September 30, 2021 and December 31, 2020, the FHLB of San Francisco had issued a letters of credit on behalf of the Bank totaling $41.5 million and $30.1 million, respectively as collateral for local agency deposits.

Shareholders’ equity.  Shareholders’ equity increased $4.7 million, to $257.3 million at September 30, 2021 from $252.6 million at December 31, 2020. The increase in shareholders’ equity was primarily due to net income of $15.3 million partially offset by the repurchase of $11.5 million of our common stock. During the nine months ended September 30, 2021, the Company repurchased a total of 643,609 shares of its common stock at a total cost of $11.5 million, or $17.80 per share, leaving 657 shares available for future purchases under the current stock repurchase plan. For additional information see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2021 and 2020

Earnings summary.  Net income was $5.4 million for the three months ended September 30, 2021, compared to $3.2 million for the three months ended September 30, 2020, an increase of $2.2 million or 66.6%. The increase was the result of a $1.8 million decrease in provision for loan losses, a $2.2 million increase in noninterest income and a $276,000 decrease in noninterest expenses, partially offset by a $1.3 million decrease in net interest income, and an $845,000 increase in the provision for income taxes. Diluted earnings per share were $0.51 for the three months ended September 30, 2021, an increase of $0.24 from diluted earnings per share of $0.27 for the three months ended September 30, 2020.

Net income was $15.3 million for the nine months ended September 30, 2021, compared to $9.2 million for the nine months ended September 30, 2020, an increase of $6.1 million or 66.0%. The increase was the result of $8.4 million decrease in the provision for loan losses, a $3.0 million increase in noninterest income and a $3.2 million decrease in noninterest expense, partially offset by a $6.4 million decrease in net interest income and a $2.2 million increase in provision for income taxes. There were no acquisition-related expenses during the nine months ended September 30, 2021, compared to $3.0 million during the nine months ended September 30, 2020. Diluted earnings per share were $1.39 for the nine months ended September 30, 2021, an increase of $0.63 from diluted earnings per share of $0.76 for the nine months ended September 30, 2020.

Our efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income before provision for loan losses and noninterest income, was 63.82% and 66.40% for the three and nine months ended September 30, 2021, compared to 67.95% and 67.90% for the three and nine months ended September 30, 2020. The improvement in the efficiency ratio during the three months ended September 30, 2021 compared to the same period in 2020 was due to higher revenues coupled with lower noninterest expense during the current quarter compared to the comparable quarter in 2020. The improvement in the efficiency ratio during the nine months ended September 30, 2021 was primarily due higher revenues and reduced noninterest expense due to the absence of acquisition-related expenses.

Interest income.  Interest income for the three months ended September 30, 2021 was $20.0 million, compared to $21.2 million for the three months ended September 30, 2020, a decrease of $1.2 million or 5.94%. The decrease in interest income was due to the low interest rate environment and a decrease in average loans outstanding, which more than offset the $122.6 million, or 5.85%, increase in average interest earning assets resulting from higher average balance of lower yielding cash and cash equivalents.

Interest income on loans, including fees, decreased $1.7 million, or 8.37%, to $18.5 million during the three months ended September 30, 2021, compared to $20.1 million for the three months ended September 30, 2020 primarily due to a $93.7 million decrease in average loan balance and a 14 basis point decline in the average loan yield. The average yield on loans for the three months ended September 30, 2021 was 4.50%, compared to 4.64% for the same period in 2020. Interest income on loans for the quarters ended September 30, 2021 and 2020 included $338,000 and $824,000, respectively, in accretion of purchase accounting fair value adjustments on acquired loans. The remaining net discount on these acquired loans was $2.2 million and $4.1 million at September 30, 2021 and 2020, respectively. Interest income for the three months ended September 30, 2021 included $1.1 million in fees earned related to PPP loans compared to $594,000 during the same period in 2020. As of September 30, 2021, total unrecognized fees on PPP loans were $4.0 million. For the three months ended September 30, 2021, average PPP loans were $127.5 million and the average yield, including fees, was 4.52%. The impact of PPP loans on loan yields will change during any period based on the volume of prepayments or amounts forgiven by the SBA as certain criteria are met, but will cease completely after the maturity of the loans. Approximately two-thirds of the PPP loans are set to mature by the end of 2022, while the remaining loans have a five-year maturity date.

Interest income on interest bearing deposits in banks increased $44,000 as a result of a $193.6 million increase in the average balance of interest bearing deposits in banks, partially offset by a seven basis point decrease in the average yield on interest bearing deposits to 0.18% for the three months ended September 30, 2021 compared to 0.25% for the three months ended September 30, 2020.

Interest income on investment securities available-for-sale increased by $356,000 as a result of a 63 basis point increase in the average yield to 3.15% for the three months ended September 30, 2021 compared to 2.52% for the three months ended September 30, 2020, and a $22.1 million increase in the average balance of investment securities available-for-sale.

Interest income for the nine months ended September 30, 2021 was $60.2 million, compared to $66.5 million for the nine months ended September 30, 2020, a decrease $6.3 million or 9.5%. The decrease in interest income primarily was due to a 68 basis point decline in the average yield on interest earning assets and a $41.6 million or 2.5% decline in the average loan balance.

Interest income on loans, including fees, decreased $6.2 million, or 9.86%, primarily as a result of a 36 basis point decrease in the average loan yield to 4.67% for the nine months ended September 30,2021 compared to 5.03% for the nine months ended September 30, 2020 and, to a lesser extent, the $41.6 million decrease in the average loan balance.  The average yield on loans for the accretion of the net discount on acquired loans decreased the average yield on loans by 19 basis points during the nine months ended September 30, 2021 and 2020. During the nine months ended September 30, 2021 compared to this same period in 2020, the accretion of the net discount on acquired loans increased the yield on loans by eight basis points and 36 basis points, respectively. Interest income on loans for the nine months ended September 30, 2021 included $1.4 million in accretion of purchase accounting fair value adjustments on acquired loans, compared to $4.4 million for the nine months ended September 30, 2020. The remaining net discount on these purchased loans was $2.2 million and $4.1 million at September 30, 2021 and 2020, respectively. Interest income for the nine months ended September 30, 2021 also included $3.4 million in fees earned related to PPP loans compared to $1.1 million during the same period in 2020. For the nine months ended September 30, 2021, average PPP loans were $117.8 million and the average yield, including fees, was 4.90%.

Interest income on interest bearing deposits in banks decreased $679,000 as a result a 52 basis point decrease in the average yield to 0.16% for the nine months ended September 30, 2021 compared to 0.68% for the nine months ended September 30, 2020, partially offset by a $184.1 million increase in the average balance of interest bearing deposits in banks.

Interest income on investment securities available for sale increased $472,000 as a result of a 46 basis point increase in the average yield on investment securities to 3.01% for the nine months ended September 30, 2021 compared to 2.55% for the nine months ended September 30, 2020, and a $3.6 million increase in the average balance of investment securities available-for-sale.

Interest expense.  Interest expense remained relatively unchanged at $2.2 million for both the three months ended September 30, 2021 and 2020, as a decrease in interest expense on deposits was offset by an increase in interest expense on subordinated debt.  Total average interest bearing liabilities increased $89.4 million, or 7.1%, to $1.3 billion for the three months ended September 30, 2021, compared to $1.3 billion for the three months ended September 30, 2020. The average rate paid on interest bearing liabilities decreased by four basis points to 0.66% for the three months ended September 30, 2021, from 0.70% for the three months ended September 30, 2020.

Interest expense on deposits decreased $322,000, or 20.61%, to $1.2 million for the three months ended September 30, 2021 compared to $1.6 million for the three months ended September 30, 2020, primarily due to decreases in the targeted federal funds rate, earlier in 2020, partially offset by a $71.1 million increase in the average balance of deposits. The average rate paid on interest bearing deposits decreased by 13 basis points to 0.39% for the three months ended September 30, 2021, from 0.52% for the three months ended September 30, 2020. The overall average cost of deposits for the three months ended September 30, 2021 declined to 0.25%, compared to 0.32% for the three months ended September 30, 2020, due to an increase in noninterest bearing deposits and a reduction in market interest rates over the last year. The average balance of noninterest bearing deposits increased $25.0 million, or 3.39%, to $763.1 million for the three months ended September 30, 2021 compared to $738.1 million for the same period in 2020. The market’s response to lowering deposit pricing to reflect the targeted federal funds rate decreases over the past year typically lags declines in the yield on interest earning assets.

Interest expense on borrowings increased $325,000 or 49.7%, to $981,000 for the three months ended September 30, 2021, from $656,000 for the three months ended September 30, 2020, as a result of the issuance of subordinated debt in August 2020, which currently has a 5.25% interest rate. The average balance of borrowings outstanding increased $18.3 million to $71.8 million during the three months ended September 30, 2021, compared to

$53.5 million during the three months ended September 30, 2020. The average cost of borrowing increased to 5.42% for the three months ended September 30, 2021, compared to 4.86% for the three months ended September 30, 2020.

Interest expense increased by $89,000, or 1.4%, to $6.6 million for the nine months ended September 30, 2021 compared to $6.5 million for the nine months ended September 30, 2020 as a result of the costs from the issuance of subordinated debt in August 2020 exceeding decreased deposit costs from the decline in the average rate paid on interest bearing deposits.  The average cost of interest bearing liabilities decreased four basis points to 0.68% for the nine months ended September 30, 2021 compared to 0.72% for the nine months ended September 30, 2020. Total average interest bearing  liabilities increased $98.2 million, or 8.16%, to $1.3 million for the nine months ended September 30, 2021 from $1.2 million for the nine months ended September 30, 2020.

Interest expense on deposits decreased $1.9 million, or 34.0%, to $3.7 million during the nine months ended September 30, 2021 from $5.6 million the same period in 2020, primarily as a result of a decline in the average rate paid on interest bearing deposits and a $51.9 decrease in the average balance of higher interest bearing time deposits. The average rate paid on interest bearing deposits decreased by 23 basis points to 0.40% for the nine months ended September 30, 2021 compared to 0.63% for the nine months ended September 30, 2020.

The overall average cost of deposits for the nine months ended September 30, 2021 declined to 0.25%, compared to 0.32% for the nine months ended September 30, 2020 due to an increase in noninterest bearing deposits and a reduction in market interest rates over the last year. The average balance of noninterest bearing deposits increased $59.9 million, or 9.1%, to $721.0 million for the nine months ended September 30, 2021 compared to $661.1 million for the nine months ended September 30, 2020.

Interest expense on borrowings increased $2.0 million, or 198.8%, to $2.9 million for the nine months ended September 30, 2021, from $968,000 for the nine months ended September 30, 2020, as a result of a higher average balance of borrowings outstanding due to the issuance of the subordinated debt in August 2020. The average balance of borrowing outstanding increased $49.1 million to $74.1 million during the nine months ended September 30, 2021, compared to $25.0 million during the nine months ended September 30, 2020. The average cost of borrowing increased to 5.32% for the nine months ended September 30, 2021, compared to 5.17% for the nine months ended September 30, 2020.

Net interest income and net interest margin. Net interest income decreased $1.3 million, or 6.7%, to $17.7 million for the three months ended September 30, 2021, compared to $19.0 million for the three months ended September 30, 2020, and decreased $6.4 million to $53.6 million for the nine months ended September 30, 2021, compared to $60.0 million for the nine months ended September 30, 2020. The decrease in net interest income during the three months ended September 30, 2021 compared to the same period in 2020 was primarily due to the decline in the average loan balance between periods, while the decrease during the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to the decline in the average yield on interest earning assets.

The average yield on interest earning assets for the three months ended September 30, 2021 was 3.57%, a 44 basis point decrease from 4.01% for the three months ended September 30, 2020, due primarily to lower market interest rates, while the average cost of interest bearing liabilities for the three months ended September 30, 2021 decreased to 0.66%, or four basis points from 0.70% for the three months ended September 30, 2020. The average yield on interest earning assets for the nine months ended September 30, 2021 was 3.72%, a 68 basis point decrease from 4.40% for the nine months ended September 30, 2020, while the average cost of interest bearing liabilities for the nine months ended September 30, 2021 decreased to 0.68%, or four basis points from 0.72% for the nine months ended September 30, 2020, due primarily to lower market interest rates, partially offset by the cost of the subordinated debt.

The net interest margin for the three and nine months ended September 30, 2021 was 3.17% and 3.51%, respectively, compared to 3.59% and 3.96% for the three and nine months ended September 30, 2020. During the three and nine months ended September 30, 2021, the interest margin was impacted by lower yielding loans, including PPP loans and resetting adjustable rate instruments as well as reduced interest rates on new fixed-rate real estate loan and adjustable-rate commercial loan originations and the increase in low yielding overnight cash balances causing a decrease in the average yield on interest-earning assets that outweighed the contribution to net interest margin from the decrease in the average cost of interest-bearing liabilities. The decrease in net interest margin was offset partially by an increase in deferred SBA PPP loan fees recognized due to the volume of forgiven SBA PPP loans during the three and nine months ended September 30, 2021, which benefited net interest margin compared to a reduction in net interest margin from the Company’s origination of low yielding PPP loans during the same periods in 2020. PPP loans are originated at an interest rate of 1%, although the effective yield is higher as a result of the origination fees paid to us by the SBA. The average yield on PPP loans was 4.52% and 4.90%, including the recognition of deferred fees, resulting in a positive impact to the net interest margin of 20 basis points and 21 basis points during the three and nine months ended September 30, 2021, compared to a positive impact of 11 basis points and eight basis points during the comparable periods in 2020, respectively. The impact of PPP loans on net interest margin will change during any period based on the volume of prepayments or amounts forgiven by the SBA as certain criteria are net, but will cease completely after the maturity of the loans. Accretion of acquisition accounting discounts on loans and the recognition of revenue from acquired loans in excess of discounts decreased our net interest margin by 12 and 19 basis points during the three and nine months ended September 30, 2021 and 19 and 51 basis points during the three and nine months ended September 30 2020, respectively.

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

	Three months ended September 30,
	2021			2020
			Annualized			Annualized
	Average		Average	Average		Average
	Balance(1)	Interest	Yield	Balance(1)	Interest	Yield

	(Dollars in thousands)
Interest earning assets
Interest bearing deposits in banks	$441,440	$198	0.18%	$247,861	$154	0.25%
Investments securities available-for-sale	135,721	1,077	3.15	113,657	721	2.52
FHLB Stock	8,385	125	5.93	7,612	95	4.94
FRB Stock	7,634	112	5.84	7,741	117	6.00
Total loans	1,626,946	18,451	4.50	1,720,631	20,136	4.64
Total interest earning assets	2,220,126	19,963	3.57%	2,097,502	21,223	4.01%
Noninterest earning assets	142,666			150,820
Total average assets	$2,362,792			$2,248,322
Interest bearing liabilities
Savings	$121,928	$41	0.13%	$114,461	$41	0.14%
NOW accounts	329,518	75	0.09	278,587	66	0.09
Money market	592,229	601	0.40	546,475	637	0.46
Time deposits	227,731	523	0.91	260,785	818	1.24
Total deposit accounts	1,271,406	1,240	0.39	1,200,308	1,562	0.52
Subordinated debt, net	63,473	895	5.59	35,865	416	4.60
Junior subordinated debentures, net	8,371	86	4.06	8,290	184	8.82
Other borrowings	—	—	—	9,348	56	2.37
Total interest bearing liabilities	1,343,250	2,221	0.66%	1,253,811	2,218	0.70%
Noninterest bearing liabilities	763,140			738,143
Total average liabilities	2,106,390			1,991,954
Average equity	256,402			256,368
Total average liabilities and equity	$2,362,792			$2,248,322
Net interest income		$17,742			$19,005

Interest rate spread (2)			2.91%			3.31%
Net interest margin (3)			3.17%			3.59%
Ratio of average interest earning assets to average interest bearing liabilities			165.28%			167.29%

(1)	Average balances are computed using average daily balances.
(2)	Interest rate spread is calculated as the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(3)	Net interest margin is calculated as net interest income divided by total average interest earning assets.

	Nine months ended September 30,
	2021			2020
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield	Balance(1)	Interest	Yield

	(Dollars in thousands)
Interest earning assets
Interest bearing deposits in banks	$411,811	$479	0.16%	$227,706	$1,158	0.68%
Investments securities available-for-sale	120,734	2,714	3.01	117,090	2,242	2.55
FHLB Stock	8,136	346	5.69	7,395	274	4.94
FRB Stock	7,624	341	5.98	7,526	339	6.00
Total loans	1,614,608	56,348	4.67	1,656,232	62,511	5.03
Total interest earning assets	2,162,913	60,228	3.72%	2,015,949	66,524	4.40%
Noninterest earning assets	141,084			150,380
Total average assets	$2,303,997			$2,166,329
Interest bearing liabilities
Savings	$118,326	$123	0.14%	$105,575	$126	0.16%
NOW accounts	313,775	211	0.09	265,372	186	0.09
Money market	562,263	1,660	0.39	522,390	2,101	0.54
Time deposits	233,208	1,680	0.96	285,153	3,151	1.47
Total deposit accounts	1,227,572	3,674	0.40	1,178,490	5,564	0.63
Subordinated debt, net	63,431	2,686	5.66	12,042	510	5.64
Junior subordinated debentures, net	8,351	261	4.17	8,270	308	4.97
Other borrowings	2,308	—	—	4,652	150	4.29
Total interest bearing liabilities	1,301,662	6,621	0.68%	1,203,454	6,532	0.72%
Noninterest bearing liabilities	747,289			707,293
Total average liabilities	2,048,951			1,910,747
Average equity	255,046			255,582
Total average liabilities and equity	$2,303,997			$2,166,329
Net interest income		$53,607			$59,992

Interest rate spread (2)			3.04%			3.68%
Net interest margin (3)			3.31%			3.96%
Ratio of average interest earning assets to average interest bearing liabilities			166.17%			167.51%

(1)	Average balances are computed using average daily balances.
(2)	Interest rate spread is calculated as the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(3)	Net interest margin is calculated as net interest income divided by total average interest earning assets.

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

	Three months ended September 30,			Nine months ended September 30,
	2021 compared to 2020			2021 compared to 2020
	Increase/(Decrease)			Increase/(Decrease)
	Attributable to			Attributable to
	Rate	Volume	Total	Rate	Volume	Total

	(Dollars in thousands)			(Dollars in thousands)
Interest earning assets
Interest bearing deposits in banks	$(76)	$120	$44	$(1,766)	$1,087	$(679)
Investments available-for-sale	216	140	356	115	357	472
FHLB stock and FRB stock	16	9	25	29	45	74
Total loans	(370)	(1,315)	(1,685)	(4,636)	(1,527)	(6,163)
Total interest income	(214)	(1,046)	(1,260)	(6,258)	(38)	(6,296)

Interest bearing liabilities
Savings	(3)	3	—	(23)	20	(3)
NOW accounts	(3)	12	9	(20)	45	25
Money market accounts	(89)	53	(36)	(722)	281	(441)
Time deposits	(191)	(104)	(295)	(836)	(635)	(1,471)
Total deposit accounts	(286)	(36)	(322)	(1,601)	(289)	(1,890)
Subordinated debt, net	—	479	479	—	2,176	2,176
Junior subordinated debentures, net	(100)	2	(98)	(51)	4	(47)
Other borrowings	—	(56)	(56)	—	(150)	(150)
Total interest expense	(386)	389	3	(1,652)	1,741	89
Net interest income	$172	$(1,435)	$(1,263)	$(4,606)	$(1,779)	$(6,385)

Provision for loan losses.  We recorded $477,000 provision for loan losses and $30,000 reversal of the provision for loan losses for the three and nine months ended September 30, 2021, compared to a provision for loan losses of $2.3 million and $8.4 million for the three and nine months ended September 30, 2020 respectively. The provision for loan losses recorded in the third quarter of 2021 related primarily to new loan production. The reversal of the provision for loan losses for the nine months ended September 30, 2021 was primarily due to an adjustment to the qualitative factors utilized to calculate the allowance for loan losses resulting from improvements in the economic forecast since December 31, 2020. We had net charge-offs on loans of $177,000 and $170,000 for the three and nine months ended September 30, 2021, compared to $7,000 of net charge-offs and recoveries on loans of $4,000 for the three and nine months ended September 30, 2020, respectively. The allowance for loan losses to total loans was 1.05% at September 30, 2021, compared to 0.93% at September 30, 2020.

Noninterest income.  Noninterest income for the three months ended September 30, 2021 increased $2.2 million, or 119.2%, to $4.0 million compared to $1.8 million for the three months ended September 30, 2020. The increase in noninterest income for the current quarter compared to the same period in 2020 was primarily due to a $2.0 million increase in gain on sale of loans and a $338,000 increase in income from our investment in the SBIC fund, partially offset by a $150,000 decrease in loan servicing fees and other fees. During the three months ended September 30, 2021, the Company sold $20.3 million of SBA loans (guaranteed portion), resulting in a gain on sale of $2.2 million, compared to the sale of $3.3 million of SBA loans (guaranteed portion) resulting in a gain on sale of $176,000 during the three months ended September 30, 2020.

Noninterest income increased $3.0 million, or 52.4%, to $8.7 million for the nine months ended September 30, 2021 compared to $5.7 million for the nine months ended September 30, 2020 primarily due to a $2.7 million increase in gain on sale of loans and a $798,000 increase in income in our investment in the SBIC fund. During the nine months ended September 30, 2021, the Company sold $36.0 million of SBA loans (guaranteed portion), resulting in a gain on sale of $3.8 million, compared to the sale of $15.0 million of SBA loans (guaranteed portion) resulting in a gain of $1.0 million during the nine months ended September 30, 2020. These increase were partially offset by a decrease in loan servicing and other loan fees of $426,000, or 23.0%, to $1.4 million for the nine months ended September 30, 2021, compared to $1.8 million for the nine months ended September 30, 2020, as a result of lower transaction volume.

The following table presents the key components of noninterest income for the periods indicated:

	Three months ended September 30,
	2021	2020	$ Change	% Change

	(Dollars in thousands)
Gain on sale of loans	$2,176	$176	$2,000	1,136.4%
Service charges and other fees	611	648	(37)	(5.7)
Loan servicing and other loan fees	458	608	(150)	(24.7)
Income on investment in SBIC fund	526	188	338	(179.8)
Gain (loss) on sale of premises	—	(25)	25	100.0
Gain (loss) on sale of OREO	(21)	—	(21)	(100.0)
Other income and fees	257	233	24	10.3
Total noninterest income	$4,007	$1,828	$2,179	119.2%

	Nine months ended September 30,
	2021	2020	$ Change	% Change

	(Dollars in thousands)
Gain on sale of loans	$3,705	$1,030	$2,675	259.7%
Service charges and other fees	1,819	1,963	(144)	(7.3)
Loan servicing and other loan fees	1,423	1,849	(426)	(23.0)
Gain (loss) on sale of premises	12	(25)	37	148.0
Income on investment in SBIC fund	1,021	223	798	357.8
Gain on sale of OREO	15	28	(13)	(46.4)
Other income and fees	704	640	64	10.0
Total noninterest income	$8,699	$5,708	$2,991	52.4%

Noninterest expense.  Noninterest expense decreased $276,000, or 1.9%, to $13.9 million for the three months ended September 30, 2021 compared to $14.2 million for the three months ended September 30, 2020. The decrease was primarily due to a $319,000, or 3.8% decrease in salaries and employee benefits expense as a result of overall lower staff combined with a $160,000 or 9.7% decrease in data processing expense due to decreased customer transactions , partially offset by a $196,000, or 11.2% increase in occupancy and equipment expense primarily as a result of normal increases in rent.

Noninterest expense for the nine months ended September 30, 2021 decreased $3.2 million, or 7.3%, to $41.4 million from $44.6 million in the same period in 2020. This decrease primarily was due to decreases in data processing expenses of $2.5 million and other expenses of $747,000 for the nine months ended September 30, 2021, compared to the same period in 2020. The higher data processing and other expenses during the nine months ended September 30, 2020, were primarily related to our acquisition of Grand Mountain Bancshares in February 2020, compared to no acquisition-related expenses incurred during the nine months ended September 30, 2021. Salaries and benefits decreased $284,000, or 11.0% during the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to a decrease in staffing levels. Partially offsetting these decreases was a $276,000 or 11.2% increase in occupancy and equipment expense primarily as a result of normal increases in rent.

The following table details the components of noninterest expense for the periods indicated:

	Three months ended September 30,
	2021	2020	$ Change	% Change

	(Dollars in thousands)
Salaries and related benefits	$8,163	$8,482	$(319)	(3.8)%
Occupancy and equipment	1,945	1,749	196	11.2
Data processing	1,482	1,642	(160)	(9.7)
Other	2,290	2,283	7	0.3
Total noninterest expense	$13,880	$14,156	$(276)	(1.9)%

	Nine months ended September 30,
	2021	2020	$ Change	% Change

	(Dollars in thousands)
Salaries and related benefits	$25,158	$25,442	$(284)	(1.1)%
Occupancy and equipment	5,610	5,334	276	5.2
Data processing	4,235	6,716	(2,481)	(36.9)
Other	6,371	7,118	(747)	(10.5)
Total noninterest expense	$41,374	$44,610	$(3,236)	(7.3)%

Income taxes.  The provision for income taxes increased $845,000, or 74.4%, to $2.0 million for the three months ended September 30, 2021 compared to $1.1 million for the three months ended September 30, 2020. For the nine months ended September 30, 2021, the provision for income taxes increased $2.2 million, or 63.1%, to $5.7 million, compared to $3.5 million for the nine months ended September 30, 2020. The Company’s effective tax rate was 26.8% and 27.2% for three and nine months ended September 30, 2021 compared to 25.9% and 27.6% for the three and nine months ended September 30, 2020. The increases in the provision for income taxes for the periods primarily was due to increased taxable income.

Liquidity and Capital Resources

Planning for our normal business liquidity needs, both expected and unexpected, is done on a daily and short-term basis through the cash management function. On a longer-term basis, it is accomplished through the budget and strategic planning functions, with support from internal asset/liability management software model projections.

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run off that may occur in the normal course of business. We rely on a number of different sources in order to meet our potential liquidity demands. Our primary sources of funds are deposits, escrow and custodial deposits, principal and interest payments on loans and proceeds from sale of loans. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions, and competition. Our most liquid assets are cash, short-term investments, including interest bearing demand deposits and investment securities available-for-sale. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. At September 30, 2021, the Company had $448.5 million in cash and cash equivalents, and  interest bearing deposits in banks, and $142.3 million in investment securities.  The Company classifies its investment securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our security portfolio is of high quality and the securities would therefore be marketable.

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. At September 30, 2021, the Bank had an available borrowing capacity of $434.9 million with the FHLB of San Francisco, and Federal Funds lines with available commitments totaling $75.0 million with four correspondent banks. There were no amounts outstanding under these facilities at September 30, 2021 and December 31, 2020.

We use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. Loan commitments and letters of credit totaled $96.3 million at September 30, 2021, and certificates of deposits scheduled to mature in one year or less at September 30, 2021, totaled $181.0 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that most of our maturing certificates of deposit will remain with us.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities for the nine months ended September 30, 2021 was $5.4, compared to $6.2 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, net cash used in investing activities was $13.2 million, which consisted primarily of net change in loans receivable, compared to $132.0 million of cash used in investing activities for the nine months ended September 30, 2020. Net cash provided by financing activities for the nine months ended September 30, 2021 was $152.9 million, which was comprised primarily of net change in deposits, compared to $150.3 million during the nine months ended September 30, 2020.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. At September 30, 2021, the Company, on an unconsolidated basis, had liquid assets of $35.2 million. In addition to its operating expenses, the Company is responsible for paying any dividends declared, if any, to its shareholders, funds paid for Company stock repurchases, and payments on trust-preferred securities and subordinated notes held at the Company level. The Company has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends.

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

Management reviews capital ratios on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet our anticipated future needs. As of September 30, 2021, the most recent regulatory notifications from the Federal Reserve categorized the Bank as “Well Capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would have changed the category.

The following is a summary of actual capital amounts and ratios as of the dates indicated, for the Company (assuming it was subject to regulatory capital requirements) and the Bank compared to the requirements for minimum capital adequacy and classification as Well Capitalized:

	At September 30, 2021		At December 31, 2020
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Leverage Ratio
BayCom Corp	$207,678	9.39%	$201,519	9.58%
Minimum requirement for "Well Capitalized"	110,577	5.00%	105,225	5.00%
Minimum regulatory requirement	88,461	4.00%	84,180	4.00%

United Business Bank	243,806	10.63%	224,169	10.18%
Minimum requirement for "Well Capitalized"	114,732	5.00%	110,136	5.00%
Minimum regulatory requirement	91,785	4.00%	88,109	4.00%

Common Equity Tier 1 Ratio
BayCom Corp	207,678	12.51%	201,519	12.78%
Minimum requirement for "Well Capitalized"	107,901	6.50%	102,472	6.50%
Minimum regulatory requirement	74,701	4.50%	70,942	4.50%

United Business Bank	243,806	14.83%	224,169	14.22%
Minimum requirement for "Well Capitalized"	106,856	6.50%	102,440	6.50%
Minimum regulatory requirement	73,977	4.50%	70,920	4.50%

Tier 1 Risk-Based Capital Ratio
BayCom Corp	217,163	13.08%	211,004	13.38%
Minimum requirement for "Well Capitalized"	132,801	8.00%	126,120	8.00%
Minimum regulatory requirement	99,601	6.00%	94,590	6.00%

United Business Bank	243,806	14.83%	224,169	14.22%
Minimum requirement for "Well Capitalized"	131,515	8.00%	126,080	8.00%
Minimum regulatory requirement	98,636	6.00%	94,560	6.00%

Total Risk-Based Capital Ratio
BayCom Corp	299,878	18.06%	293,919	18.64%
Minimum requirement for "Well Capitalized"	166,002	10.00%	157,650	10.00%
Minimum regulatory requirement	132,801	8.00%	126,120	8.00%

United Business Bank	261,521	15.91%	242,084	15.36%
Minimum requirement for "Well Capitalized"	164,394	10.00%	157,600	10.00%
Minimum regulatory requirement	131,515	8.00%	126,080	8.00%

In addition to the minimum CET1 capital, Tier 1 capital, leverage ratio and total capital ratios, the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At September 30, 2021, the Bank’s CET1 capital exceeded the required capital conservation buffer.

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

Reconciliation of the GAAP and non-GAAP financial measures are presented as of the dates indicated:

	September 30,	December 31,
Allowance for loan losses excluding acquired loans and PPP loans	2021	2020

	(Dollars in thousands)
Allowance for loan losses (GAAP)	$(17,300)	$(17,500)

Total loans (GAAP)	1,644,801	1,647,159
Exclude PCI loans	12,573	15,610
Adjusted total loans excluding PCI loans (non-GAAP)	$1,632,228	$1,631,549

Total loans (GAAP)	$1,644,801	$1,647,159
Exclude acquired loans	55,357	164,029
Adjusted total loans excluding acquired loans (non-GAAP)	$1,589,444	$1,483,130
Exclude PPP loans	113,223	135,635
Adjusted total loans excluding acquired loans and PPP loans (non-GAAP)	$1,476,221	$1,347,495

Allowance for loan losses as a percentage of total loans (GAAP)	1.05%	1.06%
Allowance for loan losses to total loans excluding PCI loans (non-GAAP)	1.06	1.07
Allowance for loan losses excluding acquired loans (loans not covered by the allowance) (non-GAAP)	1.09	1.18
Allowance for loan losses excluding acquired loans and PPP loans (loans not covered by the allowance) (non-GAAP)	1.17	1.30

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

Item 4. Controls and Procedures

(a)       Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures as defined in Rule 13a 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of September 30, 2021 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that based on their evaluation at September 30, 2021, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to BayCom Corp’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(b)       Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2021, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 1A. Risk Factors

There have been no material changes in the Risk Factors previously disclosed in Item 1A of the 2020 Annual Report, except for the following:

The success of our pending acquisition of Pacific Enterprise Bancorp is dependent on uncertain factors.

The success of the Company’s pending acquisition of Pacific Enterprise Bancorp, or PEB, whereby PEB would be merged with BayCom, and PEB’s subsidiary bank, Pacific Enterprise Bank, would be merged with United Business Bank, BayCom’s subsidiary bank, is subject to a number of uncertain factors, including, but not limited to:

•

obtaining the requisite regulatory approvals in order to consummate the transactions. The Company and PEB must obtain approvals from the Federal Reserve Board, the Federal Deposit Insurance Corporation and the California Department of Financial Protection and Innovation. Other approvals, waivers or consents from regulators may also be required. An adverse development in either party’s regulatory standing or other factors could result in an inability to obtain approval or delay their receipt. These regulators may impose conditions on the completion of the transactions. It is a condition to each company’s obligation to complete the merger that the requisite regulatory approvals be obtained without the imposition of any non-standard condition or requirement, which individually or in the aggregate, is reasonably deemed unduly burdensome by the Board of Directors of BayCom including any condition that would increase the minimum regulatory capital requirements of BayCom or United Business Bank;

•	obtaining the requisite stockholder approvals from the Company’s and PEB’s shareholders;
•

our ability to realize expected revenues, cost savings, synergies and other benefits from the acquisition within the expected time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; and

•	the credit quality of loans and other assets acquired from PEB.

BayCom and PEB have operated and, until the completion of the acquisition, will continue to operate, independently. The success of the acquisition, including anticipated benefits and cost savings, will depend, in part, on BayCom’s ability to successfully combine the businesses of BayCom and PEB. To realize these anticipated benefits and cost savings, after the completion of the acquisition, BayCom expects to integrate PEB’s business into its own. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger. The loss of key employees could adversely affect BayCom’s ability to successfully conduct its business in the market in which PEB now operates, which could have an adverse effect on BayCom’s financial results and the value of its common stock. If BayCom experiences difficulties with the integration process, the anticipated benefits of the acquisition may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause BayCom and/or PEB to lose customers or cause customers to close their accounts with BayCom and/or PEB and move their business to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.

(c)Stock Repurchases. On February 22, 2021, the Company’s board of directors approved its fourth stock repurchase program for the repurchase of up to 560,000 shares of its common stock, or approximately 5% of its outstanding shares, over a one-year period through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended September 30, 2021:

			Total number of
	Total	Average	shares purchased	Maximum number of
	number of	price	as part of	shares that September yet be
	shares	paid	publicly announced	purchased under the
	purchased	per share	plans or programs	plans or programs
July 1, 2021 - July 31, 2021	15,552	$18.18	15,552	8,571
August 1, 2021 - August 31, 2021	—	—	—	8,571
September 1, 2021 - September 30, 2021	7,914	18.12	7,914	657
	23,466	$18.16	23,466	657

Item 3. Defaults of Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

2.1 3.1	Agreement and Plan of Merger by and between BayCom Corp and Pacific Enterprise Bancorp dated September 7, 2021(1) Articles of Incorporation of BayCom Corp(2)
3.2	Amended and Restated Bylaws of BayCom Corp(3)
31.1 31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets; (2) Condensed Consolidated Statements of Income; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

(1)	Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 8, 2021 (File No. 001-38483)

(2)	Incorporated herein by reference to the Registration Statement on Form S-1 filed with the SEC on April 11, 2018 (File No. 333-224236).
(3)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2020 (File No. 001-38483).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BAYCOM CORP
Registrant

Date: November 12, 2021	By:	/s/ George Guarini
George Guarini
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Keary Colwell
Keary Colwell
Senior Executive Vice President and Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)