Form 10-K
period 2021-12-31
BayCom Corp
filed 2022-03-31
CIK 1730984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

The aggregate market value of the common stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant’s common stock as quoted on the NASDAQ Global Select Market on June 30, 2021, was $194.3 million (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of March 23, 2022, the registrant had 13,685,365 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive Proxy Statement for the 2022 Annual Meeting of Shareholders (“Proxy Statement”) are incorporated by reference into Part III. The 2022 Proxy Statement will be filed with the U.S Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

BAYCOM CORP

2021 ANNUAL REPORT ON FORM 10-K

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward- looking statements as a result of a wide variety or range of factors including, but not limited to:

●	expected revenues, cost savings, synergies and other benefits from our recent acquisition of Pacific Enterprise Bancorp (the “PEB Merger”) might not be realized within the expected time frames or at all and costs or difficulties relating to integration matters, including but not limited to client and employee retention, might be greater than expected;
●	potential adverse impacts to economic conditions in our local market areas, other markets where the Company has lending relationships, or other aspects of the Company’s business operations or financial markets, generally, resulting from the ongoing novel coronavirus 2019 (“COVID-19”) and any governmental or societal responses thereto;
●	the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses;
●	changes in economic conditions in general and in California, Colorado, New Mexico and Washington;
●	changes in the levels of general interest rates and the relative differences between short and long-term interest rates, loan and deposit interest rates;
●	the future of the London Interbank Offered Rate (“LIBOR”), and the transition away from LIBOR toward new interest rate benchmarks;
●	our net interest margin and funding sources;
●	fluctuations in the demand for loans and the number of unsold homes, land and other properties;
●	fluctuations in real estate values in our market areas;
●	secondary market conditions for loans and our ability to sell loans in the secondary market;
●	results of examinations of us by regulatory authorities and the possibility that any such regulatory authority may, among other things, limit our business activities, require us to change our business mix, increase our allowance for loan and lease losses, write-down asset values or increase our capital levels, affect our ability to borrow funds or maintain or increase deposits;
●	risks related to our acquisition strategy, including our ability to identify future suitable acquisition candidates, exposure to potential asset and credit quality risks and unknown or contingent liabilities, the need for capital to finance such transactions, our ability to obtain required regulatory approvals and possible failures in realizing the anticipated benefits from acquisitions;
●	challenges arising from attempts to expand into new geographic markets, products, or services;
●	future goodwill impairment due to changes in our business, market conditions, or other factors;
●	legislative or regulatory changes that adversely affect our business including changes in banking, securities and tax law, and regulatory policies and principles, or the interpretation of regulatory capital or other rules, including those required by BASEL III;
●	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the implementing regulations;
●	our ability to attract and retain deposits;
●	our ability to control operating costs and expenses;
●	the use of estimates in determining fair value of certain of our assets and liabilities, which estimates may prove to be incorrect and result in significant changes in valuation;
●	difficulties in reducing risk associated with the loans and securities on our balance sheet;
●	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges;
●	the effectiveness of our risk management framework;
●	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions, which could expose us to litigation or reputational harm;
●	an inability to keep pace with the rate of technological advances;
●	our ability to retain key members of our senior management team and our ability to attract, motivate and retain qualified personnel;
●	costs and effects of litigation, including settlements and judgments;
●	our ability to implement our business strategies and manage our growth;
●	liquidity issues, including our ability to borrow funds or raise additional capital, if necessary;
●	the loss of our large loan and deposit relationships;
●	increased competitive pressures among financial services companies;
●	changes in consumer spending, borrowing and savings habits;
●	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;

●	adverse changes in the securities markets;
●	inability of key third-party providers to perform their obligations to us;
●	statements with respect to our intentions regarding disclosure and other changes resulting from the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”);
●	changes in accounting principles, policies or guidelines and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods, including as a result of the Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act") and the Consolidated Appropriations Act, 2021 (“CAA 2021”);
●	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services, and other risks described elsewhere in this Form 10-K and other filings with the Securities and Exchange Commission (“SEC”).

In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur, and you should not put undue reliance on any forward-looking statements. We caution readers not to place undue reliance on any forward-looking statements. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to us. We do not undertake and specifically disclaim any obligation to revise any forward- looking statements included in this report or the reasons why actual results could differ from those contained in such statements, whether as a result of new information or to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for 2022 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of us and could negatively affect our consolidated financial condition and consolidated results of operations as well as our stock price performance.

PART I

Item 1. Business

The disclosures set forth in this item are qualified by “Item 1A. Risk Factors” below and the section captioned “Special Note Regarding Forward-Looking Statements” above and other cautionary statements set forth elsewhere in this report.

Overview

General.  BayCom is a bank holding company headquartered in Walnut Creek, California. BayCom’s wholly owned banking subsidiary, United Business Bank, provides a broad range of financial services to businesses and business owners as well as individuals through its network of 33 full-service branches, with 15 locations in California, two in Washington, five in New Mexico and 11 in Colorado. The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relate primarily to the Bank.

Our principal objective is to continue to increase shareholder value and generate consistent earnings growth by expanding our commercial banking franchise through both strategic acquisitions and organic growth. Since 2010, we have expanded our geographic footprint through nine strategic acquisitions. We believe our strategy of selectively acquiring and integrating community banks has provided us with economies of scale and improved our overall franchise efficiency. Looking forward, we expect to continue to pursue strategic acquisitions and believe our targeted market areas present us with many and varied acquisition opportunities. We are also focused on continuing to grow organically and believe the metropolitan and community markets in which we operate currently provide meaningful opportunities to expand our commercial client base and increase both interest-earning assets and market share. We believe our geographic footprint, which now includes the San Francisco Bay area, the metropolitan markets of Los Angeles, California, Seattle, Washington, and Denver, Colorado, and community markets including Albuquerque, New Mexico, and Custer, Delta, and Grand counties, Colorado, provides us with access to low cost, stable core deposits in community markets that we can use to fund commercial loan growth. We strive to provide an enhanced banking experience for our clients by providing them with a comprehensive suite of sophisticated banking products and services tailored to meet their needs, while delivering the high-quality, relationship-based client service of a community bank. As of December 31, 2021, we had, on a consolidated basis, total assets of $2.4 billion, total deposits of $2.0 billion, total loans of $1.7 billion (net of allowances) and total shareholders’ equity of $262.6 million.

We continue to focus on growing our commercial loan portfolios through acquisitions as well as organic growth. At December 31, 2021, our $1.7 billion total loan portfolio included $414.0 million, or 24.8%, of acquired loans (all of which were recorded to their estimated fair values at the time of acquisition), and the remaining $1.3 billion, or 75.2%, consisted of loans we originated. During the last two years the Bank participated in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), a guaranteed unsecured loan program enacted under the CARES Act to provide near-term relief to help small businesses impacted by COVID-19 sustain operations. The PPP ended on May 31, 2021. Under this program we began processing applications for loan forgiveness in the fourth quarter of 2020. At December 31, 2021, there were 323 PPP loans outstanding totaling $69.6 million, as compared to 1,330 PPP loans totaling $135.6 million at December 31, 2020.

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

Since 2010, we have implemented our vision of becoming a strategic consolidator of community banks and a destination for seasoned bankers and businesspersons who share our entrepreneurial spirit. While not without risk, we believe there are certain advantages resulting from mergers and acquisitions. These advantages include, among others, the diversification of our loan portfolio with seasoned loans, the expansion of our market areas and an effective method to augment our growth and risk management infrastructure through the retention of local lending personnel and credit administration personnel to manage the client relationships of the banks being acquired.

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

Recent Developments.

In February 2022, we acquired PEB, the holding company for Pacific Enterprise Bank, which had one branch location located in Irvine, California. At the time of acquisition, PEB had approximately $441.0 million in assets, $411.6 million in loans, $375.8 million in deposits and $61.4 million in stockholders’ equity.

Our Markets

We target our services to small and medium-sized businesses, professional firms, real estate professionals, nonprofit businesses, labor unions and related nonprofit entities and businesses and individual consumers. As of December 31, 2021, including our principal executive offices, we operate a total of 33 full-service banking branches consisting of branch offices in Northern and Southern California; Denver, Colorado, and Custer, Delta, and Grand counties, Colorado; Seattle, Washington and Central New Mexico. We believe this diverse geographic footprint provides us with access to low cost, stable core deposits in community markets that we can use to fund commercial loan growth in our metropolitan markets.

We generally lend in markets where we have a physical presence through our branch offices. A majority of our branches are located in the San Francisco Bay Area which includes the counties of Alameda, Contra Costa, Marin, San Francisco, San Joaquin, San Mateo, Santa Clara, Solano, and Sonoma, California. We operate primarily in the San Francisco- Oakland-Hayward, and the San Jose-Sunnyvale-Santa Clara, California Metropolitan Statistical Areas (“MSA”) with additional operations in the Los Angeles-Long Beach-Anaheim, California MSA, with borrowers or properties located in Northern California comprising 35.4% and Southern California comprising 34.8% of our loan portfolio as of December 31, 2021. In addition, deposits located in California comprised 62.9% of total deposits as of December 31, 2021.

With a population of approximately 4.7 million, the San Francisco-Oakland-Hayward MSA represents the second most populous area in California and the twelfth largest in the United States. In addition to its current size, the market also demonstrates key characteristics we believe provide the opportunity for additional growth, with a median household income of $114,696 versus a national average of $67,521, and the third highest population density in the nation.

The San Jose-Sunnyvale-Santa Clara MSA also demonstrates key characteristics that provide us growth opportunities, including a population of approximately $2.0 million and a median household income of $130,865.

The Los Angeles-Long Beach-Anaheim, California MSA, with over $13 million residents, is the largest MSA in California, the second largest MSA in the United States, and one of the most significant business markets in the world. It is estimated that the greater Los Angeles area has a gross domestic product of approximately $1 trillion, which would rank it as the 18th largest economy in the world. The economic base of the area is heavily dependent on small and medium-sized businesses, providing us with a market rich in potential customers. We believe the market’s median household income of $78,908, large concentration of small and medium-sized businesses, and its highest population density in the nation position the area as an attractive market in which to expand operations.

We serve the Seattle-Tacoma-Bellevue MSA, which includes King County (which includes the city of Seattle), through two branch offices. We serve the Albuquerque MSA, in Central New Mexico the most populous city in the state of New Mexico through five branch offices we acquired from FULB and BFC, in 2017 and 2018, respectively. We serve the Denver MSA and the Colorado communities in Custer, Delta, and Grand counties through eleven branch offices. As of December 31, 2021, borrowers or properties located outside of California in the states of Colorado, New Mexico and Washington represented 7.4%, 4.2% and 5.2% of our loan portfolio, respectively. As of December 31, 2021, deposits located outside of California in the states of Colorado, New Mexico and Washington comprised 17.0%, 8.4% and 7.8% of total deposits, respectively.

Lending

We provide a comprehensive suite of financial solutions that competes with large, national competitors, but with the personalized attention and nimbleness of a relationship-focused community bank. We provide our commercial clients with a diverse array of cash management services.

A general description of the range of commercial banking products and other services we offer follows.

Lending Activities.  We offer a full range of lending products, including commercial and multifamily real estate loans (including owner-occupied and investor real estate loans), commercial and industrial loans (including equipment loans and working capital lines of credit), SBA loans including income producing real estate loans and small business loans under the SBA 7(a) and 504 loan programs, construction and land loans, agriculture-related loans and consumer loans. Our preference is for owner-occupied real estate and commercial and industrial loans. We also offer consumer loans predominantly as an accommodation to our commercial clients, which include installment loans, unsecured and secured personal lines of credit, and overdraft protection. Lending activities originate from the relationships and efforts of our bankers. We are a preferred lender under the SBA loan program.

We may periodically purchase whole loans and loan participation interests or participate in syndicates originating new loans, including shared national credits, primarily during periods of reduced loan demand in our primary market areas and at times to support our Community Reinvestment Act lending activities. Any such purchases or loan participations are made generally consistent with our underwriting standards; however, the loans may be located outside of our normal lending areas. During the years ended December 31, 2021 and 2020, we purchased $152.0 million and $188.3 million, respectively, of loans and loan participation interests, principally commercial and industrial loans and multifamily real estate loans.

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

During the year ended December 31, 2021, the Bank participated in the SBA PPP, a guaranteed unsecured loan program enacted under the CARES Act, enacted March 27, 2020, to provide near-term relief to help small businesses impacted by COVID-19 sustain operations. The deadline for PPP loan applications to the SBA was initially August 8, 2020. As of December 31, 2021, we had received SBA forgiveness for 1,794 PPP loans totaling $164.8 million resulting in 306 PPP loans remaining with an aggregate balance of $69.6 million. As of December 31, 2020, we had received SBA forgiveness for 29 PPP loans totaling $5.9 million resulting in a remaining 1,330 PPP loans with an aggregate balance of $135.6 million.

At December 31, 2021, we had net loans of $1.6 billion, representing 70.1% of our total assets. For additional information concerning our loan portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Financial Condition at December 31, 2021 and 2020 — Loans”, contained in this report.

Concentrations of Credit Risk.  The largest portion of our loan portfolio represents lending conducted with businesses and individuals in the San Francisco Bay Area. Our loan portfolio consists primarily of commercial real estate loans (including multifamily) and construction loans, which totaled $1.3 billion and constituted 78.8% of total loans as of December 31, 2021. Commercial and industrial loans, including PPP loans, totaled $230.2 million and constituted 13.8% of total loans as of December 31, 2021. Our commercial real estate loans are generally secured by first liens on real property. The commercial and industrial loans are typically secured by general business assets, accounts receivable inventory and/or the corporate guaranty of the borrower and personal guaranty of its principals. The geographic concentration of our loans subjects our business to the general economic conditions within California, Colorado, New Mexico and Washington. The risks created by such concentrations have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover probable incurred losses in our loan portfolio as of December 31, 2021.

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

Large Credit Relationships.  As of December 31, 2021, the aggregate amount of loans to our 10 and 25 largest borrowers (including related entities) amounted to approximately $148.4 million, or 8.9% of total loans, and $262.3 million, or 15.7% of total loans, respectively. The table below shows our five largest borrowing relationships as of December 31, 2021 in descending order. Each of the loans in these borrowing relationships is currently performing in accordance with the loan repayment terms as of December 31, 2021.

	Loan Type
	Number of	Commercial &	CRE Non-Owner			Total
Borrower Type	loans	Industrial	Occupied	Single Family	Total	Commitment

	(Dollars in thousands)
Real estate investor	1	$—	$—	$22,895	$22,895	$27,000
Commercial real estate investor	2	—	18,828	—	18,828	24,055
Commercial real estate investor	1	—	23,500	—	23,500	23,500
Commercial real estate investor	1	1,654	—	—	1,654	15,000
Commercial real estate investor	1	—	11,480	—	11,480	11,480
Total	6	$1,654	$53,808	$22,895	$78,357	$101,035

Loan Underwriting and Approval.  Our current loan origination activities are governed by established policies and procedures intended to mitigate the risks inherent to the types of collateral and borrowers financed by us. These policies provide a general framework for our loan origination, monitoring and funding activities, while recognizing that not all risks can be anticipated. The Bank’s Board of Directors and senior management establish, review, and modify the Bank’s lending policies. The Bank’s lending policies are updated annually and approved by the Board of Directors. It prescribes underwriting guidelines and procedures for all loan categories in which the Bank participates to establish risk tolerance and parameters that are communicated throughout the Bank to ensure consistent and uniform lending practices. The underwriting guidelines include, among other things, approval limitation and hierarchy, documentation standards, loan-to-value limits, debt coverage ratio, overall credit-worthiness of the borrower, guarantor support, etc. Loan originations are obtained through a variety of sources, including existing clients, walk-in clients, referrals from brokers or existing clients, and advertising.

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

Lending Limits.  Our lending activities are subject to a variety of lending limits imposed by federal and state law. In general, we are subject to a legal lending limit on loans to a single borrower based on the Bank’s capital level. The dollar amounts of our lending limit increases or decreases as the Bank’s capital increases or decreases. We are able to sell participations in its larger loans to other financial institutions, which allows us to manage the risk involved in these loans and to meet the lending needs of its clients requiring extensions of credit in excess of these limits. We have strict policies and procedures in place for the establishment of limits with respect to specific products and businesses and evaluating exceptions to the internal limits for individual relationships. Exceptions to our policies are allowed only with the prior approval of the Board of Directors and if the borrower exhibits financial strength or sufficient, measurable compensating factors exist after consideration of the loan-to-value ratio, borrower’s financial condition, net worth, credit history, earnings capacity, installment obligations, and current payment history. At December 31, 2021, our authorized legal lending limit for loans to one borrower was $40.3 million for unsecured loans (or 15% of total risk-based capital) and $67.2 million (or 25% of total risk-based capital) for specific secured loans. Currently, we maintain an in-house limit of $8.9 million for unsecured loans and $14.8 million for secured loans. At December 31, 2021, there were five loans to an aggregate of five  individuals or entities or related interests that exceeded these internal limits.

Loan Types.  We provide a variety of loans to meet our clients’ needs. The real estate portion of our loan portfolio is comprised of the following: mortgage loans secured typically by commercial and multifamily properties; construction and land loans; and mortgages and revolving lines of credit secured by equity in residential properties. At December 31, 2021, we held $1.4 billion in loans secured by real estate, representing 85.9% of total loans receivable, and a total of $43.7 million in undisbursed real estate related commitments. The types of our loans are described below:

Commercial Real Estate Loans.  Our commercial real estate loans include loans secured by office buildings, retail facilities, hotels, gas stations, convalescent facilities, industrial use buildings, restaurants, multifamily properties and agricultural real estate. At December 31, 2021, our commercial and multifamily real estate loan portfolio totaled $1.3 billion, or 78.0% of total loans.

Our commercial real estate loans may be owner-occupied or non-owner occupied. As of December 31, 2021, our commercial real estate loans, excluding loans secured by multifamily properties, consisted of $394.0 million of owner-occupied commercial real estate loans, or 23.6% of the total loan portfolio, and $698.7 million of non-owner occupied commercial real estate loans, or 41.9% of the total loan portfolio.

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

The Company also offers commercial real estate loans as a SBA “preferred lender” under the SBA’s 504 loan program in conjunction with junior lien financing from a Certified Development Company ("CDC"). Preferred lender status is the highest designation awarded to lenders by the SBA, and accordingly, grants such lenders full lending authority to approve SBA loans. The SBA 504 loan program is an economic development-financing program providing long-term, low down payment loans to businesses. Typically, a SBA 504 project includes a loan secured from a private-sector lender, such as the Bank, with a senior lien, a loan secured from a CDC (funded by a 100% SBA-guaranteed debenture) with a junior lien covering up to 40% of the total cost, and a contribution of at least 10% equity from the borrower. The CDC is a non-profit corporation established to contribute to the economic development of its community by working together with the SBA and private sector lenders such as the Bank, to provide financing to small businesses. SBA debenture limits are $5.0 million for regular SBA 504 loans and $5.5 million for those SBA 504 loans that meet a public policy goal. The Company generally offers SBA 504 loans within a range of $600,000 to $5.0 million. At December 31, 2021, our commercial real estate loan portfolio included $44.0 million of loans originated under the SBA’s 504 loan program.

The Bank has sold, and may in the future sell, the guaranteed portion of certain of its SBA 7(a) loans in the secondary market. The Bank bases its SBA 7(a) loan sales on the level of its SBA 7(a) loan originations, the premiums available in the secondary market for the sale of such loans, and general liquidity considerations of the Bank. During 2021, the Bank originated $39.9 million in commercial real estate SBA 7(a) loans, of which $3.5 million represented the unguaranteed portion. During 2021, the Bank sold $32.8 million of the guaranteed portion of its commercial real estate SBA 7(a) loans, for which it recognized a gain of $3.5 million.

Payments on loans secured by such properties are often dependent on the successful operation (in the case of owner-occupied real estate) or management (in the case of non-owner occupied real estate) of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy, to a greater extent than other types of loans. Commercial real estate loans are underwritten primarily using a cash flow analysis and secondarily as loans secured by real estate. In underwriting commercial real estate loans, we seek to minimize risks in a variety of ways, including giving careful consideration to the property’s age, condition, operating history, future operating projections, current and projected market rental rates, vacancy rates, location and physical condition. The underwriting analysis also may include credit verification, reviews of appraisals, environmental hazards or reports, the borrower’s liquidity and leverage, management experience of the owners or principals, economic condition, industry trends and any guarantees, including SBA loan guarantees. At December 31, 2021, $5.4 million of our commercial real estate loans had SBA guarantees. We generally require personal guarantees from the principal owners of the property supported by a review by our management of the principal owners’ personal financial statements. We attempt to limit our risk by analyzing the borrowers’ cash flow and collateral value on an ongoing basis and by an annual review of rent rolls and financial statements. The loan-to-value ratio as established by an independent appraisal typically will not exceed 80% at loan origination and is lower in most cases. At December 31, 2021, the average loan size in our commercial real estate portfolio was approximately $1.0 million with a weighted average loan-to-value ratio of 49.3%.

Agriculture is a major industry in the Central Valley of California, one of our lending markets. We make agricultural real estate secured loans to borrowers with a strong capital base, sufficient management depth, proven ability to operate through agricultural cycles, reliable cash flows and adequate financial reporting. Generally, our agricultural real estate secured loans amortize over periods of 20 years or less and the typical loan-to-value ratio will not exceed 80% at loan origination, although actual loan-to-value ratios are typically lower. Payments on agricultural real estate secured loans depend, to a large degree, on the results of operations of the related farm entity. The repayment is also subject to other economic and weather conditions, as well as market prices for agricultural products, which can be highly volatile. Among the more common risks involved in agricultural lending, are weather conditions, disease, water availability and water distribution rights, which can be mitigated through multi-peril crop insurance. Commodity prices also present a risk, which may be managed by the use of set price contracts. As part of our underwriting, the borrower is required to obtain multi-peril crop insurance. Normally, in making agricultural real estate secured loans, our required beginning and projected operating margins provide for reasonable reserves to offset unexpected yield and price deficiencies. We also consider the borrower’s management succession, life insurance and business continuation plan when evaluating agricultural real estate secured loans. At December 31, 2021, our agricultural real estate secured loans, totaled $17.3 million, or 1.3% of total loans.

The following table presents a breakdown of our commercial real estate loan portfolio at the dates indicated:

	December 31, 2021		December 31, 2020
		% of Total		% of Total
	Amount	in Category	Amount	in Category
	(Dollars in thousands)		(Dollars in thousands)
Retail	$326,329	25.1%	$221,015	19.3%
Multifamily residential	203,852	15.7	241,433	21.1
Hotel/motel	171,571	13.2	131,338	11.5
Office	188,161	14.5	126,069	11.0
Gas station	116,174	8.9	102,506	9.0
Convalescent facility	49,512	3.8	53,538	4.7
Industrial	88,327	6.8	76,915	6.7
Restaurants	64,349	5.0	39,596	3.5
Agricultural real estate	17,326	1.3	21,350	1.9
Other	74,083	5.6	130,800	11.4
Total commercial real estate loans	$1,299,684	100.0%	$1,144,560	100.0%

We currently target individual commercial real estate loans between $1.0 million and $5.0 million. As of December 31, 2021, the largest commercial real estate loan had a net outstanding balance of $23.5 million and was secured by a first deed of trust on a retail strip center located in Sacramento, California. The largest commercial real estate loan secured by multifamily property as of December 31, 2021, was a 32-unit apartment complex with a net outstanding principal balance of $11.3 million, located in Southern California. Both of these loans were performing according to their respective loan repayment terms as of December 31, 2021.

Construction and Land Loans.  We make loans to finance the construction of residential and non-residential properties. Construction loans include loans for owner-occupied one-to-four family homes and commercial projects (such as multifamily housing, industrial, office and retail centers). These loans generally are collateralized by first liens on real estate and typically have a term of less than one-year floating interest rates and commitment fees. Construction loans are typically made to builders/developers that have an established record of successful project completion and loan repayment. We conduct periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans, based on the percentage of completion. Underwriting guidelines for our construction loans are similar to those described above for our commercial real estate lending. Our construction loans have terms that typically range from six months to two years, depending on factors such as the type and size of the development and the financial strength of the borrower/guarantor. Construction loans are typically structured with an interest-only period during the construction phase. Construction loans are underwritten to either mature, or transition to a traditional amortizing loan at the completion of the construction phase. The loan-to-value ratio on our construction loans, as established by independent appraisal, typically will not exceed 80% at loan origination, and is lower in most cases. At December 31, 2021, we had $13.4 million in construction and land loans outstanding, representing 0.8% of total loans, with $56.7 million in undisbursed commitments. The average loan size in our construction and land loan portfolio was approximately $147,000 at December 31, 2021, with a weighted average loan-to-value ratio of 51.4%.

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

One-to-Four Family Residential Loans.  We do not originate owner-occupied one-to-four family residential real estate loans. Our one-to-four family real estate loans were either acquired through our mergers with other financial institutions or by purchases of whole loan pools with servicing retained. Generally, these loans were originated to meet the requirements of Fannie Mae, Freddie Mac, Federal Housing Administration, U.S. Department of Veterans Affairs and jumbo loans for sale in the secondary market to investors. Our one-to-four family loans do not allow for interest-only payments, nor negative amortization of principal, and carry allowable prepayment restrictions. At December 31, 2021, our one-to-four family loan portfolio, including home equity loans and lines of credit, totaled $118.4 million or 7.1% of total loans.

We do originate a limited amount of home equity loans and home equity lines of credit. Home equity loans and home equity lines of credit generally may have a loan-to-value of up 80% at the time origination when combined with the first mortgage. The majority of these loans are secured by a first or second mortgage on residential property. Home equity lines of credit allow for a ten-year draw period, with a ten-year repayment period, and the interest rate is generally tied to the prime rate as published by the Wall Street Journal and may include a margin. Home equity loans generally have ten-year maturities based on a 30-year amortization. We retain a valid lien on the real estate, obtain a title insurance policy that insures the property is free from encumbrances and require hazard insurance. At December 31, 2021, home equity loans and lines of credit totaled $10.3 million, or 0.6% of total loans, of which $733,000 were secured by junior liens. Unfunded commitments on home equity lines of credit at December 31, 2021, totaled $15.6 million.

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

The Bank has sold, and may in the future sell, the guaranteed portion of certain of its SBA 7(a) loans in the secondary market. The Bank bases its SBA 7(a) loan sales on the level of its SBA 7(a) loan originations, the premiums available in the secondary market for the sale of such loans, and general liquidity considerations of the Bank. During 2021, the Bank originated $14.6 million in commercial and industrial SBA 7(a) loans, of which $1.4 million represented the unguaranteed portion. During 2021, the Bank sold $13.0 million of the guaranteed portion of its commercial and industrial SBA 7(a) loans, for which it recognized a gain of $1.3 million.

Commercial and industrial loans also include loans originated under the PPP, a specialized low-interest loan program funded by the SBA. The Bank, as a qualified SBA lender, was authorized to originate PPP loans. PPP loans have an interest rate of 1.0%, a two-year or five-year loan term to maturity, and principal and interest payments deferred until the lender receives the applicable forgiven amount or ten months after the end of the borrower’s loan forgiveness covered period. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower's PPP loan, including any accrued interest, is eligible to be forgiven and repaid by the SBA if the borrower meets the PPP conditions. As of December 31, 2021, we had received SBA forgiveness for 1,794 PPP loans totaling $164.8 million resulting in remaining 306 PPP loans with an aggregate balance of $69.6 million. As of December 31, 2020, we had received SBA forgiveness for 29 PPP loans totaling $5.9 million resulting in a remaining 1,330 PPP loans with an aggregate balance of $135.6 million. The Bank expects that the great majority of its remaining PPP borrowers will also seek full or partial forgiveness of their loan obligations.  For additional information regarding these loans, see Item 1A. Risk Factors - “Risks Related to Our Lending - Loans originated under the SBA Paycheck Protection Program subject us to credit, forgiveness and guarantee risk.”

We also make agricultural operating loans, including loans to finance the purchase of machinery, equipment and breeding stock; seasonal crop operating loans used to fund the borrower’s crop production operating expenses; and operating and revolving loans used to purchase livestock for resale and related livestock production expense. We typically originate agricultural operating loans on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s agricultural business. As a result, the availability of funds for the repayment of agricultural operating loans may be substantially dependent on the success of the business itself and the general economic environment. As of December 31, 2021, we had agricultural operating loans of $770,000 or 0.05% of total loans.

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

Consumer Loans.  We generally make consumer loans as an accommodation to our clients on a case by case basis. These loans represent a small portion of our overall loan portfolio. However, these loans are important in terms of servicing our client’s needs. We make a variety of loans to individuals for personal and household purposes, including secured and unsecured term loans. Consumer loans are underwritten based on the individual borrower’s income, current debt level, past credit history and the value of any available collateral. The terms of consumer loans vary considerably based upon the loan type, nature of collateral and size of the loan. Consumer loans entail greater risk than do residential real estate loans because they may be unsecured or, if secured, the value of the collateral, such as an automobile or boat, may be more difficult to assess and more likely to decrease in value than real estate. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often will not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans. As of December 31, 2021, consumer loans totaled $5.1 million or 0.3% of total loans.

For additional information concerning our loan portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Financial Condition at December 31, 2021 and 2020 — Loans”, contained in this report.

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

We provide an avenue for large depositors to maintain full insurance coverage by the Federal Deposit Insurance Corporation (“FDIC”) for all deposits up to $50.0 million. Under an agreement with IntraFi Network, we participate in the CDARS and the Insured Cash Sweep (“ICS”) money market product. These are deposit-matching programs which distribute excess balances on deposit with us across other participating banks. In return, those participating financial institutions place their excess client deposits with us in a reciprocal amount. These products are designed to enhance our ability to attract and retain clients and increase deposits by providing additional FDIC insurance for large deposits. We also participate in the ICS One-Way Sell program, which allows us to buy cost effective wholesale funding on customizable terms. At December 31, 2021, we had $12.5 million in reciprocal CDARS and $96.1 million in one-way CDARS and ICS deposits.

The Company discontinued its escrow services in 2021. We offered escrow services on commercial transactions and facilitate tax-deferred commercial exchanges through the Bank’s division, Business Escrow Services (“BES”). This afforded us a low cost core deposit base. These deposits fluctuated as the sellers of the real estate have up to nine months to invest in replacement real estate to defer the income tax on the property sold. Deposits related to BES totaled $1.7 million and $4.0 million at December 31, 2021 and December 31, 2020, respectively.

For additional information concerning our deposits, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Financial Condition at December 31, 2021 and 2020 — Deposits” contained in this report.

Borrowings. While deposits are the primary source of funds for our lending and investment activities and for general business purposes, we also use borrowings to supplement our supply of lendable funds, to meet deposit withdrawal requirements and to more efficiently leverage our capital position. The Federal Home Loan Bank of San Francisco (the “FHLB”) serves as our primary borrowing source. The FHLB provides credit for member financial institutions such as the Bank. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of that stock and certain of its mortgage loans and securities, provided that certain credit worthiness standards have been met. Limitations on the amount of advances are based on the financial condition of the member institution, the adequacy of collateral pledged to secure the credit, and FHLB stock ownership requirements. The Bank has an approved secured borrowing facility with the FHLB for up to 25% of total assets for a term not to exceed five years under a blanket lien of certain types of loans. At December 31, 2021, there were no FHLB borrowings outstanding, and based on pledged collateral, the Bank had $483.1 million of available credit capacity with the FHLB. In addition to the availability of liquidity from the FHLB, the Bank maintained a short-term borrowing line of credit with the Federal Reserve Bank (“FRB”) of San Francisco, with available credit capacity of $69.6 million as of December 31, 2021 based on loans that qualify as collateral for the FRB line of credit. At December 31, 2021, there were no FRB borrowings outstanding.

The Bank also has uncommitted Federal Funds lines with three corresponding banks as of December 31, 2021 totaling $65.0 million. There were no amounts outstanding under these facilities at December 31, 2021.

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

At December 31, 2021, we had $8.4 million aggregate principal (net of mark-to-market adjustments) of junior subordinated debentures issued in connection with the sale of trust preferred securities by two statutory business trusts assumed in our prior acquisitions.

For additional information concerning our borrowings, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Financial Condition at December 31, 2021 and 2020 — Borrowings” contained in this report.

Investments

In addition to loans, we make other investments that conform to our investment policy as set by our Board of Directors. The primary objectives of our investment policy are to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements. Our current investment portfolio consists of obligations of U.S. government agencies or sponsored entities, including mortgage-backed securities, collateralized mortgage obligations, municipal securities, SBA securities and corporate bonds. As of December 31, 2021, our investment portfolio totaled $174.4 million, with an average yield of 3.0% and an estimated duration of approximately 5.5 years.

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

For additional information concerning our investments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Financial Condition at December 31, 2021 and 2020 — Securities” contained in this report.

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

Under the FDIC’s rules, the assessment base for a bank is equal to its total average consolidated assets less average tangible equity capital. Currently, the FDIC’s base assessment rates are 3 to 30 basis points and are subject to certain adjustments. For institutions with less than $10 billion in assets, rates are determined based on supervisory ratings and certain financial ratios. No institution may pay a dividend if it is in default on its federal deposit insurance assessment. The FDIC has authority to increase insurance assessments, and any significant increases may have an adverse effect on the operating expenses and results of operations of the Company. The Bank paid $580,000 in FDIC assessments for the year ending December 31, 2021. Management cannot predict what assessment rates will be in the future. In a banking industry emergency, the FDIC may also impose a special assessment.

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

Under the capital regulations, the minimum capital ratios are: (1) a common equity Tier 1, or CET1, capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total risk-based capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio (the ratio of Tier 1 capital to average total consolidated assets) of 4.0%. CET1 generally consists of common stock, retained earnings, accumulated other comprehensive income (“AOCI”) unless an institution elects to exclude AOCI from regulatory capital, and certain minority interests (all of which are subject to applicable regulatory adjustments and deductions). Tier 1 capital generally consists of CET1 and noncumulative perpetual preferred stock. Tier 2 capital generally consists of other preferred stock and subordinated debt, which meet certain conditions, plus an amount of the allowance for loan and lease losses up to 1.25% of assets. Total capital is the sum of Tier 1 and Tier 2 capital.

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

To be considered “well capitalized,” a depository institution must have a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10%, a CET1 capital ratio of at least 6.5% and a leverage ratio of at least 5%, and not be subject to an individualized order, directive or agreement under which its primary federal banking regulator requires it to maintain a specific capital level. As of December 31, 2021, the Bank met the requirements to be “well capitalized” and met the fully phased-in capital conservation buffer requirement.

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

The Financial Accounting Standards Board (“FASB”) has adopted a new accounting standard for U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) referred to as Current Expected Credit Loss (“CECL”) that requires FDIC-insured institutions and their holding companies (banking organizations) to recognize credit losses expected over the life of certain financial assets. CECL covers a broader range of assets than the current method of recognizing credit losses and generally results in earlier recognition of credit losses. Upon adoption of CECL, a banking organization must record a one-time adjustment to its credit loss allowances as of the beginning of the fiscal year of adoption equal to the difference, if any, between the amount of credit loss allowances under the current methodology and the amount required under CECL. For a banking organization, implementation of CECL is generally likely to reduce retained earnings, and to affect other items, in a manner that reduces its regulatory capital. The federal banking regulators, including the Federal Reserve and FDIC, have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital.

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

As of December 31, 2021, the Bank met the requirements to be “Well Capitalized.” and the capital conservation buffer requirement. For additional information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 19 of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Schedules” contained in this report.

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

The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy. As of December 31, 2021, the Bank’s aggregate recorded loan balances for construction, land development and land loans were 7.1% of total regulatory capital. In addition, at December 31, 2021, the Bank’s commercial real estate loans as calculated in accordance with regulatory guidance were 342.5% of total regulatory capital. The Bank believes that the guidelines are applicable to it, as it has a relatively high concentration in commercial real estate loans. The Bank and its Board of Directors have discussed the guidelines and believe that the Bank’s underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are sufficient to address the guidelines.

Activities and Investments of Insured State-Chartered Financial Institutions.  California-chartered banks have powers generally comparable to those of national banks. Federal law generally limits the activities and FDIC-insured equity investments of state-chartered banks to those that are permissible for national banks. An insured state bank is not prohibited from, among other things, (1) acquiring or retaining a majority interest in a subsidiary, (2) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets, (3) acquiring up to 10% of the voting stock of a company that solely provides or re-insures directors’, trustees’ and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions, and (4) acquiring or retaining the voting shares of a depository institution if certain requirements are met. In addition, the FDIC is authorized to permit a state bank to engage in state-authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if it meets all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the DIF.

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

Federal Reserve System.  The Bank is a member of the Federal Reserve Bank of San Francisco. The Federal Reserve requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. In response to the COVID-19 pandemic, the Federal Reserve reduced reserve requirement ratios to zero percent effective on March 26, 2020, to support lending to households and businesses. At December 31, 2021, the Bank was in compliance with the reserve requirements in place at that time.

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

Privacy Standards and Cybersecurity.  The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers.  Federal banking agencies, including the FDIC, have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of the board of directors.  These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial services. These regulations require the Bank to disclose its privacy policy, including informing consumers of its information sharing practices and informing consumers of their rights to opt out of certain practices.  In addition, on November 18, 2021, the federal banking agencies announced the adoption of a final rule providing for new notification requirements for banking organizations and their service providers for significant cybersecurity incidents.  Specifically, the new rule requires a banking organization to notify its primary federal regulator as soon as possible, and no later than 36 hours after, the banking organization determines that a “computer-security incident” rising to the level of a “notification incident” has occurred.  Notification is required for incidents that have materially affected or are reasonably likely to materially affect the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector.  Service providers are required under the rule to notify affected banking organization clients as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect the banking organization’s clients for four or more hours.  Compliance with the new rule is required by May 1, 2022.

Further, state cybersecurity and data privacy laws and regulations may expose the Bank to risk and result in certain risk management costs. Notably, the California Consumer Privacy Act of 2018 (the "CCPA"), which became effective on January 1, 2020, gives California residents the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of personal information, and the right not to be discriminated against for exercising these rights. The CCPA also created a private right of action with statutory damages for data security breaches, thereby increasing potential liability associated with a data breach, which has triggered a number of class actions against other companies since January 1, 2020. Although the Bank may enjoy several fairly broad exemptions from the CCPA's privacy requirements, those exemptions do not extend to the private right of action for a data security breach. The CCPA, including any amendments thereto or regulations implemented thereunder, as well as other similar state data privacy laws and regulations, may require the establishment by the Bank of certain regulatory compliance and risk management controls. In August 2020, the California Office of Administrative Law approved the California Attorney General’s regulations to implement the CCPA. These regulations went to effect immediately. In November 2020, voters in the State of California approved the California Privacy Rights Act (“CPRA”), a ballot measure that amends and supplements the CCPA by creating the California Privacy Protection Agency, a watchdog privacy agency to be appointed shortly after the CPRA’s enactment. The CPRA also modifies the CCPA by expanding both the scope of businesses covered by the law and certain rights relating to personal information and its use, collection, and disclosure by covered businesses. Compliance with the CCPA, the CPRA and other state statutes or regulations designed to protect consumer personal data could potentially require us to implement substantive technology infrastructure and process changes.

Non-compliance with federal, or similar state privacy and cybersecurity laws and regulations could lead to substantial regulatory imposed fines and penalties, damages from private causes of action and/or reputational harm.

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

BayCom Corp

General.  The Company, as sole shareholder of the Bank, is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the under the BHCA, and the regulations of the Federal Reserve. We are required to file quarterly reports with the Federal Reserve and to provide additional information as the Federal Reserve may require. The Federal Reserve may examine us or any of our subsidiaries, and charge us for the cost of the examination. The Federal Reserve also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices. The Company also is required to file certain reports with, and otherwise comply with the rules and regulations of the SEC.

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

The Dodd-Frank Act.  The Dodd-Frank-Act imposed new restrictions and an expanded framework of regulatory oversight for depository institutions and their holding companies, and capital requirements that are discussed above under the section entitled “United Business Bank - Capital Requirements.”

In addition, among other changes, the Dodd-Frank Act requires public companies to (i) provide their shareholders with a non-binding vote (a) at least once every three years on the compensation paid to executive officers and (b) at least once every six years on whether they should have a “say on pay” vote every one, two or three years; (ii) have a separate, non-binding shareholder vote regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments; (iii) provide disclosure in annual proxy materials concerning the relationship between the executive compensation paid and the financial performance of the issuer; and (iv) disclose the ratio of the Chief Executive Officer’s annual total compensation to the median annual total compensation of all other employees. The company as an “emerging growth company,” unlike other public companies that are not emerging growth companies under the JOBS Act, will not be required to comply with the foregoing disclosure requirements for as long as it maintains its emerging growth company status. We will remain an emerging growth company until the earliest of (i) the end of the fiscal year during which we have total annual gross revenues of $1.07 billion or more, (ii) the end of the fiscal year following the fifth anniversary of the completion of our initial public offering (i.e., December 31, 2023), (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt and (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act.

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

Dividends.  The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses its view that although there are no specific regulations restricting dividend payments by bank holding companies other than state corporate laws, a bank holding company must maintain an adequate capital position and generally should not pay cash dividends unless the company’s net income for the past year is sufficient to fully fund the cash dividends and that the prospective rate of earnings appears consistent with the company’s capital needs, asset quality, and overall financial condition. The Federal Reserve policy statement also indicates that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. As described above under “Capital Requirements,” the capital conversion buffer requirement can also restrict the ability to pay dividends.

Stock Repurchases.  Except for certain “Well Capitalized” and highly rated bank holding companies, a bank holding company is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of its consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice, or violate any law or regulation, Federal Reserve order, or any condition imposed by or written agreement with, the Federal Reserve. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Stock Repurchases” contained in this report.

COVID-19 Legislation. In response to the COVID-19 pandemic, Congress, through the enactment of the CARES Act and CAA 2021, and the federal banking agencies, though rulemaking, interpretive guidance and modifications to agency policies and procedures, have taken a series of actions to provide national emergency economic relief measures including, among others, the CARES Act and CAA 2021.  As the on-going COVID-19 pandemic evolves, federal and state regulatory authorities continue to issue additional guidance with respect to COVID-19.  In addition, it is possible that Congress will enact additional COVID-19 response legislation.  We will continue to assess the impact of the CARES Act, CAA 2021 and other statues, regulations and supervisory guidance related to the COVID-19 pandemic.

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

Employees and Human Capital

As of December 31, 2021, we had approximately 307 full-time equivalent employees. At that date, approximately 76% of our workforce identified as female and 24% as male, and women held 70% of the Company’s management roles.

The average tenure of employees was 5.2 years. The ethnicity of our workforce was 41% White, 27% Asian, 22% Hispanic/Latino, 5% Black, 2% Two or More Races, and 3% Other. The following chart depicts the percentage of self-identified females and minorities in our workforce at December 31, 2021, by job classification as defined by the Equal Employment Opportunity Commission (“EEOC”):

Job Classification	Female	Minority (1)	Distribution by EEOC Job Classification
Executive / Senior level officers	50%	50%	5%
Mid-level officers and managers	72	61	34
Professionals	68	58	13
Administrative support	82	59	48
Total	76%	59%	100%

_________

(1) Includes employees self-disclosed as Asian, Black, Native Hawaiian or Other Pacific Islander, or Two or More Races.

During the year ended December 31, 2021, the Board of Directors had three of its eleven directors who identified as female and two directors who identified as members of an underrepresented community (including one who identified as a member of two or more races). An “underrepresented community” is defined under California law to include any individual who self-identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian or Alaska Native, or who self identifies as gay, lesbian, bisexual or transgender. None of our employees are represented by any collective bargaining unit or is a party to a collective bargaining agreement, and management considers its relationship with employees to be good. We believe our ability to attract and retain employees is a key to the Bank’s success. Accordingly, as part of our compensation philosophy we offer and maintain market competitive total rewards programs for our employees in order to attract and retain superior talent. In addition to healthy base wages, additional programs include annual bonus opportunities, a Company matched 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules, and employee assistance programs.

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

A core tenet of our talent system is to both develop talent from within and supplement with external hires. This approach has yielded loyalty and commitment in our employee base which in turn grows our business, our products, and our clients, while adding new employees and external ideas supports a continuous improvement mindset.

Information about Executive Officers

Officers are elected annually to serve for a one-year term. There are no arrangements or understandings between the officers and any other person pursuant to which he or she was or is to be selected as an officer.

George J. Guarini:  Mr. Guarini, age 68, is currently the President and Chief Executive Officer of BayCom and United Business Bank (formerly known as Bay Commercial Bank). Prior to opening the Bank in 2004, Mr. Guarini was the Senior Vice President and Senior Lending Officer of Summit Bank, a community bank headquartered in Oakland, California. In addition to serving as the Senior Vice President and Senior Lending Officer of Summit Bank from 2000 to 2003, Mr. Guarini served as the Summit Bank’s acting president between August 2001 and August 2002. From 1994 to 1999, Mr. Guarini enjoyed a career with Imperial Capital based in Glendale, California, where he began as Senior Vice President and was charged with resolving significant loan portfolio weaknesses. In 1995, following a successful initial public offering by ITLA Capital Corporation, parent of Imperial Capital Bank, he was appointed as Bank’s Chief Lending Officer. In 1997, Mr. Guarini served as the founding Chief Executive Officer of ITLA Funding Corporation, a wholly owned subsidiary of ITLA Capital Corporation. Prior to joining Imperial Capital Bank, Mr. Guarini held the position of Senior Vice President for California Republic Bank from 1991 to 1994. Mr. Guarini earned his Bachelor of Arts degree in Economics from Rutgers University. Mr. Guarini’s qualifications to serve as a member of our Board of Directors include more than 30 years of experience in the banking industry, holding key executive and senior level management positions with national and regional financial institutions.

Janet L. King:  Ms. King, age 59, is the Senior Executive Vice President and Chief Operating Officer of BayCom. Ms. King has served as the Chief Operating Officer of United Business Bank (formerly known as Bay Commercial Bank) since its inception in 2004. Ms. King is a member of the executive management team and has over 30 years of banking experience. Prior to joining the Bank, Ms. King was employed by Circle Bank in Novato, California from 1999 – 2004 where she served as the Chief Branch Administrative Officer and was a member of the executive management team. She was responsible for all aspects of operations, including Branch Development, Human Resources, Information Technology and Compliance. Prior to this, Ms. King was the Vice President of Operations for Valencia Bank & Trust in Valencia, California from 1987 – 1998 where she was responsible for Branch Development, Centralized Operations, Information Technology and Deposit Compliance. Ms. King earned her B.S. degree in Business Administration from the University of Phoenix.

Keary L. Colwell:  Ms. Colwell, age 62, is the Senior Executive Vice President, Chief Financial Officer and Corporate Secretary of BayCom. Ms. Colwell has served as the Chief Financial Officer and Corporate Secretary of United Business Bank (formerly known as Bay Commercial Bank) since inception in 2004 and is presently also the Bank’s Chief Administrative Officer. Ms. Colwell is a member of the executive management team and is responsible for all aspects of accounting and finance functions including financial reporting, asset liability management, and budget and financial planning. She also oversees the Bank’s risk management process. She has over 29 years in banking and finance. Prior to joining the Bank, Ms. Colwell was employed by The San Francisco Company and Bank of San Francisco, where she served as the Executive Vice President and Chief Financial Officer from 1996 through the sale of the company in 2001. Ms. Colwell served as the Vice President/Senior Financial Management of First Nationwide Bank from 1988 – 1992. Prior to joining First Nationwide Bank, Ms. Colwell was the Vice President and Controller at Independence Savings and Loan Association. Colwell worked in public accounting after graduating from college. She obtained her Certified Public Accountant license in 1984. Ms. Colwell holds a B.S. degree from California State University, Chico.

Mary Therese (Terry) Curley:  Ms. Curley, age 64, joined the Bank as Executive Vice President, and Director of Labor Service Division in April 2017, in connection with our acquisition of First ULB Corp and its wholly owned subsidiary, United Business Bank, FSB. In 2022 she was also appointed as Chief Credit Officer of the Bank, At her prior bank, Ms. Curley served as EVP/ Chief Credit Officer (2012 – 2017), SVP/Credit Administrator (2009 – 2012), Credit Card Administrator (2008 – 2009), SVP/Regional Sales Manager (2005 – 2009), VP/Branch Manager (2000 – 2005) and Business Development Officer (1995 – 2000). In 1992, Ms. Curley received a B.A. in Political, Legal and Economic Analysis from Mills College, Oakland, in California. In 2005, she earned a graduate certificate from the Pacific Coast Banking School at University of Washington, Seattle.

Rick Pak:  Mr. Pak, age 51, has been in the banking industry for over 30 years and has served the Bank as its Executive Vice President and Chief Lending Officer since January 2019. He joined the Bank in September 2016 as Senior Vice President and SBA Manager and was promoted to Executive Vice President and Chief Lending Officer in January 2019. As a member of the executive management team, he is responsible for overall organic loan growth in Commercial Real Estate, Commercial and Industrial lending, United States Department of Agriculture (“USDA”) and various government guaranteed programs including the SBA 7(a), SBA 504, Agricultural and Northern California FDC program. He has worked in many aspects of banking including retail management, consumer mortgage, commercial middle market, and government guaranteed programs. He has also worked at financial institutions of distinct sizes, including Wells Fargo, Bank of America, Citibank, Bank of the West, credit unions, and community banks that served the SBA community including Open Bank, Wilshire State Bank and Nara Bank. Mr. Pak holds a B.A. degree from Bethany University, Scotts Valley and earned a graduate certificate from the Pacific Coast Banking School at University of Washington, Seattle.

Izabella L. Zhu:  Ms. Zhu, age 43, joined the Bank as Chief Risk Officer and a member of the executive management team in September 2013. Ms. Zhu is responsible for enabling effective and efficient risk governance with forward looking enterprise risk management approaches as the Bank pursues growth strategies while maintaining safety and soundness. She also oversees regulatory relations, internal audit, and community development. Prior to joining the Bank, Ms. Zhu was a Senior Financial Institutions Examiner and a founding and inaugural member of the Examiner Council at the California Department of Business Oversight. She has served as Examiner-in-Charge of various large banks, troubled financial institutions, and trust departments. Prior to that, Ms. Zhu was a financial advisor at Morgan Stanley. Ms. Zhu earned a Master’s degree in Public Administration in International Development from the Kennedy School at Harvard University and a Bachelor’s degree in International Economics from Peking University. Ms. Zhu is also a Certified Fiduciary Investment Risk Specialist, and certified in Risk and Information Systems Control by ISACA.

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

Risks Related to Macroeconomic Conditions

The COVID-19 pandemic has impacted the way we conduct business which may adversely impact our financial results and those of our clients. The ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic continues to negatively impact economic and commercial activity and financial markets, both globally and within the United States. In our market areas, stay-at-home orders, travel restrictions and closure of non-essential businesses and similar orders imposed across the United States to restrict the spread of COVID-19 in 2020 resulted in significant business and operational disruptions, including business closures, supply chain disruptions, and significant layoffs and furloughs. Although local jurisdictions have subsequently lifted stay-at-home orders and moved to the opening of businesses, worker shortages, vaccine and testing requirements, new variants of COVID-19 and other health and safety recommendations have impacted the ability of businesses to return to pre-pandemic levels of activity and employment. While the overall economy has improved, disruptions to supply chains continue and significant inflation has been seen in the market. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in our Form 10-K could be exacerbated, including the following risks of COVID-19, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations of the Company:

●	effects on key employees, including operational management personnel and those charged with preparing, monitoring, and evaluating our financial reporting and internal controls;

●	declines in demand for loans and other banking services and products, as well as a decline in the credit quality of our loan portfolio, owing to the effects of COVID-19 in the markets we serve;

●	if the economy is unable to remain open in an efficient manner, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

●	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;

●	allowance for loan losses may increase if borrowers experience financial difficulties, which will adversely affect net income;

●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments;

●	as long as the Federal Reserve Board’s target federal funds rate remains near 0%, the yield on assets may decline to a greater extent than the decline in cost of interest-bearing liabilities, reducing net interest margin and spread and reducing net income;

●	higher operating costs, increased cybersecurity risks and potential loss of productivity as the result of an increase in the number of employees working remotely;

●	increasing or protracted volatility in the price of the Company’s common stock, which may also impair our goodwill; and

●	risks to capital markets that may impact the performance of our investment securities portfolio, as well as limit our access to capital markets and other funding sources.

Because there have been no comparable recent global pandemics that resulted in similar global impact, we do not yet know the full extent of COVID-19’s effects on our business, operations, or the global economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, possible future virus variants, the effectiveness of our work-from-home arrangements, third party providers’ ability to support our operations, and any actions taken by governmental authorities and other third parties in response to the pandemic. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.

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

A decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse. Many of the loans in our portfolio are secured by real estate or fixtures attached to real estate. At December 31, 2021, approximately 85.9% of total loans was comprised of loans with real estate as a primary or secondary component of collateral. Deterioration in the real estate markets where collateral for a mortgage loan is located could negatively affect the borrower’s ability to repay the loan and the value of the collateral securing the loan. Real estate values are affected by various other factors, including changes in general or regional economic conditions, governmental rules or policies, and natural disasters such as earthquakes, floods, fires and mudslides. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values, our financial condition and profitability could be adversely affected.

Risks Related to Our Lending Activities

Many of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.

At December 31, 2021, we had $1.5 billion of commercial loans, consisting of $1.3 billion of commercial real estate and construction and land loans, representing 78.8% of total loans, and $230.2 million of commercial and industrial loans, representing 13.8% of total loans and for which real estate is not the primary source of collateral. The $1.3 billion of commercial real estate loans includes $207.0 million of multifamily loans and $13.4 million of commercial construction and land loans. The $230.2 million of commercial and industrial loans include $69.6 million of PPP loans.

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

In recent years, commercial real estate markets have been experiencing substantial growth, and increased competitive pressures have contributed significantly to historically low capitalization rates and rising property values. Further, commercial real estate markets have been particularly impacted by the economic disruption resulting from the COVID-19 pandemic. The COVID-19 pandemic has also been a catalyst for the evolution of various remote work options which could impact the long-term performance of some types of properties within our commercial real estate portfolio. Accordingly, the federal banking regulatory agencies have expressed concerns about weaknesses in the current commercial real estate market. Failures in our risk management policies, procedures and controls could adversely affect our ability to manage this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which, accordingly, could have a material adverse effect on our business, financial condition and results of operations.

Construction loans are based upon estimates of costs and values associated with the complete project. These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.

Construction and land development loans totaled $13.4 million, or 0.8% of total loans as of December 31, 2021, of which $8.2 million were commercial real estate construction loans and $5.2 million were residential real estate construction loans. These loans involve additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to accurately evaluate the total funds required to complete a project and the related loan-to-value ratio. Higher than anticipated building costs may cause actual results to vary significantly from those estimated. For these reasons, this type of lending also typically involves higher loan principal amounts and may be concentrated with a small number of builders. A downturn in the commercial real estate market could increase delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Some of the builders we deal with have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss. In addition, during the term of some of our construction loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated, or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. In addition, construction loans involve additional cost as a result of the need to actively monitor the building process, including cost comparisons and on-site inspections.

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

At December 31, 2021, $108.2 million, or 6.5% of total loans, was secured by first liens on one-to-four family residential loans. In addition, at December 31, 2021, our home equity loans and lines of credit totaled $10.2 million. A portion of our one-to-four family residential real estate loan portfolio consists of jumbo loans that do not conform to secondary market mortgage requirements, and therefore are not immediately sellable to Fannie Mae or Freddie Mac because such loans exceed the maximum balance allowable for sale. Jumbo one-to-four family residential loans may expose us to increased risk because of their larger balances and because they cannot be immediately sold to government sponsored enterprises.

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

At December 31, 2021, agricultural loans, including agricultural real estate and operating loans, were $18.1 million, or 1.0% of total loans. Agricultural lending involves a greater degree of risk and typically involves higher principal amounts than other types of loans. Repayment is dependent upon the successful operation of the business, which is greatly dependent on many things outside the control of either us or the borrowers. These factors include adverse weather conditions that prevent the planting of a crops or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies, tariffs and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. Consequently, agricultural loans may involve a greater degree of risk than other types of loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment (some of which is highly specialized with a limited or no market for resale), or assets such as livestock or crops. In such cases, any repossessed collateral for a defaulted agricultural operating loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation or because the assessed value of the collateral exceeds the eventual realization value.

Loans originated under the SBA Paycheck Protection Program subject us to credit, forgiveness and guarantee risk.

As of December 31, 2021, we hold and service a portfolio of 323 loans originated under the PPP with a balance of $69.6 million. The PPP loans are subject to the provisions of the CARES Act and CAA, 2021 and to complex and evolving rules and guidance issued by the SBA and other government agencies. We expect that the great majority of our PPP borrowers will seek full or partial forgiveness of their loan obligations. We have credit risk on PPP loans if the SBA determines that there is a deficiency in the manner in which we originated, funded or serviced loans, including any issue with the eligibility of a borrower to receive a PPP loan. We could face additional risks in our administrative capabilities to service our PPP loans, and risk with respect to the determination of loan forgiveness, depending on the final procedures for determining loan forgiveness. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which we originated, funded or serviced a PPP loan, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if the SBA has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

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

Historically, we have sold the guaranteed portion of our SBA 7(a) loans in the secondary market. These sales have resulted in gains or premiums on the sale of the loans and have created a stream of future servicing income. For the year ended December 31, 2021, we sold a total of $45.8 million in SBA loans (guaranteed portion) for a net gain of $4.8 million. There can be no assurance that we will be able to continue originating these loans, that a secondary market will exist or that we will continue to realize premiums upon the sale of the guaranteed portion of these loans. When we sell the guaranteed portion of our SBA 7(a) loans, we incur credit risk on the retained, non-guaranteed portion of the loans.

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

In addition, the FASB has adopted a new accounting standard referred to as Current Expected Credit Loss, or CECL, which will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for credit losses only when they have been incurred and are probable, which may require us to increase our allowance for loan losses and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses. This accounting pronouncement is expected to be applicable to us for our first fiscal year after December 15, 2022. We are evaluating the impact the CECL accounting model will have on our accounting but expect to recognize a onetime cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations. The federal banking regulators, including the Federal Reserve and the FDIC, have adopted a rule that gives a banking organization the option to phase in over a three- year period the day-one adverse effects of CECL on its regulatory capital. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs based on their judgment about information available to them at the time of their examination. Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations, and capital.

Risks Related to Market and Interest Rate Changes

Our profitability is vulnerable to interest rate fluctuations.Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. In March 2020, in response to the COVID-19 pandemic, the Federal Open Market Committee (“FOMC”) of the Federal Reserve reduced the targeted federal funds rate 150 basis points to a range of 0.00% to 0.25%. The reduction in the targeted federal funds rate has resulted in a decline in overall interest rates which has negatively impacted our net interest income. However, the FOMC has recently indicated it expects to increase rates starting in 2022. If the FOMC increases the targeted federal funds rates, overall interest rates will likely rise, which will positively impact our net interest income, but may negatively impact both the housing market by reducing refinancing activity and new home purchases and the U.S. economy. In addition, deflationary pressures, while possibly lowering our operational costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans which could negatively affect our financial performance.

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

A sustained increase in market interest rates could adversely affect our earnings. A significant portion of our loans have fixed interest rates and longer terms than our deposits and borrowings. As is the case with many banks our emphasis on increasing core deposits has resulted in an increasing percentage of our deposits being comprised of certificates of deposit and other deposits yielding no or a relatively low interest rate, having a shorter duration than our assets. At December 31, 2021, we had $194.5 million in certificates of deposit that mature within one year and $1.8 billion in noninterest bearing checking, NOW checking, savings and money market accounts. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. Our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans and other investments.

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

Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by, or other adverse events affecting, the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material effect on our business, financial condition and results of operations. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security to assess the probability of receiving all contractual principal and interest payments on the security. There can be no assurance that the declines in market value will not result in other-than-temporary impairments of these assets and lead to accounting charges that could have a material adverse effect on our net income and capital levels. For the year ended December 31, 2021, we did not incur any other-than-temporary impairments on our securities portfolio.

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

We performed our test for goodwill impairment at December 31, 2021 and the test concluded that recorded goodwill was not impaired. Our test of goodwill for potential impairment is based on a qualitative assessment by management that takes into consideration macroeconomic conditions, industry and market conditions, cost or margin factors, financial performance and share price. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. If our judgment was incorrect, or if events or circumstances change, and an impairment of goodwill was deemed to exist, we would be required to write down our goodwill resulting in a charge against operations, which would adversely affect our results of operations, perhaps materially; however, it would have no impact on our liquidity, operations, or regulatory capital.

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

Our security measures may not be sufficient to mitigate the risk of a cyber-attack. Communications and information systems are essential to the conduct of our business, as we use such systems to manage our client relationships, our general ledger, and virtually all other aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks may be vulnerable to breaches, fraudulent or unauthorized access, denial or degradation of service, attacks, misuse, computer viruses, malware, or other malicious code and cyber-attacks that could have a security impact. If one or more of these events occur, this could jeopardize our or our clients’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our clients or counterparties. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. We could also suffer significant reputational damage.

Security breaches in our internet banking activities could further expose us to possible liability and damage our reputation. Increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third party technologies (including browsers and operating systems), or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions, and to protect data about us, our clients, and underlying transactions. Any compromise of our security could deter clients from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. Although we have developed and continue to invest in systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, these precautions may not protect our systems from compromises or breaches of our security measures, and could result in losses to us or our clients, our loss of business and/or clients, damage to our reputation, the incurrence of additional expenses, disruption to our business, our inability to grow our online services, or other businesses, additional regulatory scrutiny or penalties, or our exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our security measures may not protect us from system failures or interruptions. While we have established policies and procedures to prevent or limit the impact of systems failures and interruptions, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, we outsource certain aspects of our data processing and other operational functions to certain third-party providers. While we select third-party vendors carefully, we do not control their actions. If our third-party providers encounter difficulties including those resulting from breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher transaction volumes, cyber-attacks and security breaches or if we otherwise have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected, and our ability to deliver products and services to our clients and otherwise conduct business operations could be adversely impacted. Replacing these third-party vendors could also entail significant delay and expense. Threats to information security also exist in the processing of client information through various other vendors and their personnel.

We cannot assure you that such breaches, failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. We may not be insured against all types of losses as a result of third-party failures and insurance coverage may be inadequate to cover all losses resulting from breaches, system failures, or other disruptions. If any of our third-party service providers experience financial, operational, or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to identify alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Further, the occurrence of any systems failure or interruption could damage our reputation and result in a loss of clients and business, could subject us to additional regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.

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

The FDIC, the Federal Reserve and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending, should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development and other land represent 100.0% or more of total capital, or (ii) total reported commercial real estate loans (as defined in the guidance) represent 300.0% or more of total capital. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. We have concluded that we have a concentration in commercial real estate lending under the foregoing standards because our balance in commercial real estate loans at December 31, 2021 represents more than 300% of total capital. Owner-occupied commercial real estate totaled 146.4% of total capital, while non-owner occupied commercial real estate totals an additional 264.4% of total capital. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

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

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of clients seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions and limit our ability to get regulatory approval of acquisitions. Recently several banking institutions have received large fines for non- compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include the denial of regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

We will be required to transition from the use of the London Interbank Offered Rate ("LIBOR") in the future.

We have certain loans and investment securities, indexed to LIBOR to calculate the interest rate. The continued availability of the LIBOR index is not guaranteed after 2021 and by June 2023, LIBOR is scheduled to be eliminated entirely. We cannot predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR (with the exception of overnight repurchase agreements, which are expected to be based on the Secured Overnight Financing Rate, or SOFR). Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and to a lesser extent securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings. The language in our LIBOR-based contracts and financial instruments has developed over time and may have various events that trigger when a successor rate to the designated rate would be selected. If a trigger is satisfied, contracts and financial instruments may give the calculation agent discretion over the substitute index or indices for the calculation of interest rates to be selected. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our borrowers or our existing borrowings may result in our incurring significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with clients and creditors over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have an adverse effect on our results of operations.

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

As of December 31, 2021, our ten largest non-brokered depositors accounted for $198.6 million in deposits, or approximately 10.0% of total deposits. Several of our large depositors are affiliated locals of labor unions or have business, family, or other relationships with each other, which creates a risk that any one client’s withdrawal of its deposit could lead to a loss of other deposits from clients within the relationship. At December 31, 2021, $631.2 million, or 34.0%, of our total deposits were comprised of deposits from labor unions, representing 694 different local unions with an average deposit balance per local union of approximately $890,000. At December 31, 2021, six labor unions had aggregate deposits of $10.0 million or more, totaling $116.2 million, or 5.9% of our total deposits.

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

Climate change may materially adversely affect the Company's business and results of operations.

Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of these concerns. We and our clients will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. We and our clients may face cost increases, asset value reductions and operating process changes. The impact on our clients will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. Among the impacts to us could be a drop in demand for our products and services, particularly in certain industry sectors. In addition, we could face reductions in creditworthiness on the part of some clients or in the value of assets securing loans. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located at 500 Ygnacio Valley Road, Suite 200, Walnut Creek, California 94596. Including our principal executive offices, we operate a total of 33 full-service banking branches consisting of branch offices in Northern and Southern California; Denver, Colorado and Custer, Delta, and Grand counties, Colorado; Seattle, Washington and Central New Mexico at December 31, 2021. We currently own 15 of our banking branches and lease the remaining 18 branches, which leases expire on various dates through 2030. At December 31, 2021, all of our leases have an option to renew with renewal periods between three and 12 years. Many of our branches are equipped with automated teller machines and drive through facilities. We believe all of our facilities are suitable for our operational needs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General.  Our common stock, since May 4, 2018, is listed on the NASDAQ Global Select Market under the symbol “BCML”. At March 23, 2022, we had approximately 853 shareholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 13,695,751 outstanding shares of common stock.

Our cash dividend payout policy is reviewed regularly by management and the Board of Directors. On February 16, 2022 the Company announced that its Board of Directors declared it first quarterly cash dividend of $.05 per share on the Company's outstanding common stock, payable on April 15, 2022 to shareholders of record as of the close of business on March 11, 2022. Any dividends declared and paid in the future would depend upon a number of factors, including capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Our future payment of dividends may depend, in part, upon receipt of dividends from the Bank, which are restricted by federal regulations.

Stock Repurchases.  The Company’s Board of Directors approved its fifth stock repurchase program in December 2021 pursuant to which the Company may repurchase up to seven percent of the Company’s common stock, or approximately 747,000 shares (in addition to the 657 shares that remained available for repurchase under the Company’s prior stock repurchase program at that date). The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares. The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended December 31, 2021:

			Total number of shares	Maximum number of
			purchased as part of	shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
	shares purchased	paid per share	plans or programs	plans or programs

October 1, 2021 - October 31, 2021	1,000	$18.23	1,000	(343)
November 1, 2021 - November 30, 2021	—	—	—	(343)
December 1, 2021 - December 31, 2021	4,125	18.33	4,125	742,532
	5,125	$18.31	5,125

During the year ended December 31, 2021, the Company purchased a total of 648,734 shares of the Company’s common stock at an average price of $17.81 per share, compared to 1,276,869 shares at an average price of $14.30 per share during the year ended December 31, 2020. At December 31, 2021, 742,532 shares remain available for future purchases under the current stock repurchase plan.

On February 22, 2021, the Company’s board of directors approved its fourth stock repurchase program for the repurchase of up to 560,000 shares of its common stock, or approximately 5% of its outstanding shares, over a one-year period through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. No shares remained available for repurchase under this program at December 31, 2021.

Equity Compensation Plan Information.  The equity compensation plan information presented under subparagraph (d) in Part III, Item 11 of this report is incorporated herein by reference.

Item 6. Reserved

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

History and Overview

BayCom is a bank holding company headquartered in Walnut Creek, California. The Company’s wholly owned banking subsidiary, United Business Bank, provides a broad range of financial services primarily to businesses and business owners, as well as individuals, through its network of 33 full-service branches at December 31, 2021, with 15 locations in California, two in Washington, five in New Mexico and 11 in Colorado.

Our principal objective is to continue to increase shareholder value and generate consistent earnings growth by expanding our commercial banking franchise through both strategic acquisitions and organic growth. Since 2010, we have expanded our geographic footprint through ten strategic acquisitions, which includes our most recent acquisition of PEB which closed in February 2022. We believe our strategy of selectively acquiring and integrating community banks has provided us with economies of scale and improved our overall franchise efficiency. We expect to continue to pursue strategic acquisitions and believe our targeted market areas present us with many and varied acquisition opportunities. We are also focused on organic growth, expense management and believe the markets in which we operate currently provide meaningful opportunities to expand our commercial client base and increase our current market share. We believe our geographic footprint, which includes the San Francisco Bay Area and the metropolitan markets of Los Angeles, California, Seattle, Washington, Denver, and Colorado and community markets including Albuquerque, New Mexico, and Custer, Delta and Grand counties, Colorado, provides us with access to low cost, stable core deposits in community markets that we can use to fund commercial loan growth. We strive to provide an enhanced banking experience for our clients by providing them with a comprehensive suite of sophisticated banking products and services tailored to meet their needs, while delivering the high-quality, relationship-based client service of a community bank. At December 31, 2021, the Company, on a consolidated basis, had assets of $2.4 billion, deposits of $2.0 billion and shareholders’ equity of $262.6 million.

We continue to focus on growing our commercial loan portfolios through acquisitions as well as organic growth. At December 31, 2021, we had $1.6 billion in total loans. Of this amount $414.0 million, or 25.1%, consisted of loans we acquired (all of which were recorded to their estimated fair values at the time of acquisition), and $1.2 billion, or 74.9%, consisted of loans we originated.

The profitability of our operations depends primarily on our net interest income after provision for loan losses, which is the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities less the provision for loan losses. The significant 150 basis point reduction in the targeted federal funds rate during the quarter ended March 31, 2020, resulted in a larger impact to our interest earning assets than to our interest bearing liabilities, thereby decreasing our net interest margin to 3.34% for the year ended December 31, 2021, as compared to 3.84% for the year ended December 31, 2020. The decrease in net interest margin during 2021 primarily reflects lower yields on average interest earning assets, partially offset by decreases in the average cost of interest bearing liabilities.  The lower yields on average interest earning assets compared to a year earlier was largely due to the impact of the continuing low targeted Fed Funds Rate resulting in lower yields on new loan originations and further declines on floating rate loan yields as well as excess liquidity being invested in low yielding short term investments and interest bearing deposits. Loan yields in 2021 were, however, impacted favorably as a result of recognition of unamortized deferred fee income on PPP loans forgiven and repaid by the SBA. If market interest rates remain near historic lows, the Company expects continued downward pressure on loan yields. Further, because the length of the COVID-19 pandemic and the efficacy of the extraordinary measures put in place to address its economic consequences are unknown, until the pandemic subsides, the Company’s net interest income and net interest margin may be adversely affected in 2022 and possibly longer.

The provision for loan losses is dependent on changes in our loan portfolio and management’s assessment of the collectability of our loan portfolio, as well as prevailing economic and market conditions. We recorded a $466,000 provision for loan losses in the year ended December 31, 2021, primarily reflecting a decrease in the probable loan losses due to an improvement in the forecasted economic indicators used to calculate the allowance for loan losses since December 31, 2020 and new loan production, compared to a $10.3 million provision for loan losses recorded in 2020.

Our net income is also affected by noninterest income and noninterest expenses. Noninterest income consists of, among other things: (i) service charges on loans and deposits; (ii) gain on sale of loans; and (iii) other noninterest income. Our noninterest income increased $2.5 million during the year ended December 31, 2021, as compared to 2020, primarily attributable to a $3.0 million increase in gain on sale of loans. Noninterest expense includes, among other things: (i) salaries and related benefits; (ii) occupancy and equipment expense; (iii) data processing; (iv) FDIC and state assessments; (v) outside and professional services; (vi) amortization of intangibles; and (vii) other general and administrative expenses. Our noninterest expenses decreased $3.4 million during the year ended December 31, 2021, as compared to 2020. The decrease was primarily attributable to a $2.7 million decrease in data processing expense related to reversing over accrued merger data processing expense related to our GMB acquisition as actual expenses were lower than original estimates. Noninterest income and noninterest expenses are impacted by the growth of our banking operations and growth in the number of loan and deposit accounts both organically and through strategic acquisitions.

Business Strategy

Our strategy is to continue to make strategic acquisitions of financial institutions within the Western United States, grow organically and preserve our strong asset quality through disciplined lending practices. We seek to achieve these results by focusing on the following:

●	Strategic Consolidation of Community Banks. We believe our strategy of selectively acquiring and integrating community banks has provided us with economies of scale and improved our overall franchise efficiency. We expect to continue to pursue strategic acquisitions of financial institutions and believe our target market areas present us with numerous acquisition opportunities as many of these financial institutions will continue to be burdened and challenged by new and more complex banking regulations, resource constraints, competitive limitations, rising technological and other business costs, management succession issues and liquidity concerns. In addition, we believe that the breadth of our operating experience and successful track record of integrating prior acquisitions increases the potential acquisition opportunities available to us. We will continue to employ a disciplined approach to our acquisition strategy and only seek to identify and partner with financial institutions that possess attractive market share, low-cost deposit funding and compelling noninterest income generating businesses. Our disciplined approach to acquisitions, consolidations and integrations, includes the following: (i) selectively acquiring community banking franchises only at appropriate valuations, after taking into account risks that we perceive with respect to the targeted bank; (ii) completing comprehensive due diligence and developing an appropriate plan to address any non-acquired credit problems of the targeted institution; (iii) identifying an achievable cost savings estimate; (iv) executing definitive acquisition agreements that we believe provide adequate protections to us; (v) installing our credit procedures, audit and risk management policies and procedures, and compliance standards upon consummation of the acquisition; (vi) collaborating with the target’s management team to execute on synergies and cost saving opportunities related to the acquisition; and (vii) involving a broader management team across multiple departments in order to help ensure the successful integration of all business functions. We believe this approach allows us to realize the benefits of our acquisition and consolidation strategy. We also expect to continue to manage our branch network in order to ensure effective coverage for clients while minimizing any geographic overlap and driving corporate efficiency.

●	Enhance the Performance of the Banks We Acquire. We strive to successfully integrate the banks we acquire into our existing operational platform and enhance shareholder value through the creation of efficiencies within the combined operations. We seek to realize operating efficiencies from our recently completed acquisitions by utilizing technology to streamline our operations. We continue to centralize the back-office functions of our acquired banks, as well as realize cost savings through the use of third party vendors and technology, in order to take advantage of economies of scale as we continue to grow. We intend to focus on initiatives that we believe will provide opportunities to enhance earnings, including the continued rationalization of our retail banking footprint through the evaluation of possible branch consolidations or opportunities to sell branches.
●	Focus on Lending Growth in Our Metropolitan Markets While Increasing Deposits in Our Community Markets. Our banking footprint has given us experience operating in small communities and large cities. We believe that our presence in smaller communities gives us a relatively stable source of low cost core deposits, while our more metropolitan markets represent strong long term growth opportunities to expand our commercial client base and increase our current market share through organic growth. In acquiring United Business Bank, FSB in 2017, we acquired a large deposit base from the local and regional unionized labor community. As of December 31, 2021, our top ten depositors, which included six labor unions accounted for roughly 5.9% of our total deposits. At that date, nearly 35.8% of our deposit base was comprised of noninterest bearing demand deposit accounts, significantly lowering our aggregate cost of funds.
●	Our Team of Seasoned Bankers Represents an Important Driver of our Organic Growth by Expanding Banking Relationships with Current and Potential Clients. We expect to continue to make opportunistic hires of talented and entrepreneurial bankers, to further augment our growth. Our bankers are incentivized to increase the size of their loan and deposit portfolios and generate fee income while maintaining strong credit quality. We also seek to cross sell our various banking products, including our deposit products, to our commercial loan clients, which provides a basis for expanding our banking relationships as well as a stable, low-cost deposit base. We believe we have built a scalable platform that will support our recent growth as well as efficiently and effectively manage our anticipated growth in the future, both organically and through acquisitions. In July 2020, we implemented a new core processing system that strengthened our control environment, improved the efficiency of our financial systems and enhanced our capabilities with regards to future acquisitions.
●	Preserve Our Asset Quality Through Disciplined Lending Practices. Our approach to credit management uses well defined policies and procedures, disciplined underwriting criteria and ongoing risk management. We believe we are a competitive and effective commercial lender, supplementing ongoing and active loan servicing with early stage credit review provided by our bankers. This approach has allowed us to maintain loan growth with a diversified portfolio of assets. We believe our credit culture supports accountability amongst our bankers, who maintain an ability to expand our client base as well as make sound decisions for our Company. As of December 31, 2021, our ratio of nonperforming assets to total assets was 0.29% and our ratio of nonperforming loans to total loans was 0.41%. In the 18 years since our inception, which timeframe includes the recent recession in the U.S. and a global pandemic, we have cumulative net charge-offs of $7.1 million. We believe our success in managing asset quality is illustrated by our aggregate net charge-off history.

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

Allowance for loan losses.  The allowance for loan losses is evaluated on a regular basis by management. Periodically, we charge current earnings with provisions for estimated probable losses of loans receivable. The provision or adjustment takes into consideration the adequacy of the total allowance for loan losses giving due consideration to specifically identified problem loans, the financial condition of the borrowers, fair value of the underlying collateral, recourse provisions, prevailing economic conditions, and other factors. Additional consideration is given to our historical loan loss experience relative to our loan portfolio concentrations related to industry, collateral and geography. Additional analysis was also completed on the allowance for loan losses during 2021 based on the significance of loan modifications in accordance with the CARES Act and regulatory guidance, loan risk rating downgrades as well as additional risk factors related to COVID-19. Our evaluation of the allowance for loan losses is inherently subjective and requires estimates that are susceptible to significant change as additional or new information becomes available. In addition, regulatory examiners may require additional allowances based on their judgments of the information regarding problem loans and credit risk available to them at the time of their examinations.

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

As of December 31, 2021, the Company concluded that the goodwill of the Company’s reporting unit, the Bank, is not more likely than not to be impaired.

BayCom’s Response to COVID-19

The Company maintains its commitment to supporting its community and clients during the COVID-19 pandemic and remains focused on keeping its employees safe and the Bank running effectively to serve its clients. As of December 31, 2021, all Bank branches were open with normal hours and substantially all employees had returned to their normal working environments. The Bank will continue to monitor branch access and occupancy levels in relation to cases and close contact scenarios and follow governmental restrictions and public health authority guidelines.

Comparison of Financial Condition at December 31, 2021 and 2020

Total assets.  Total assets increased $155.0 million, or 7.1%, to $2.4 billion at December 31, 2021 from $2.2 billion at December 31, 2020. The increase was primarily due to an $80.4 million, or 26.8%, increase in cash and cash equivalents, a $58.8 million, or 50.9%, increase in total investment available for sale securities and a $21.4 million, or 1.3%, increase in loans, net of allowance for loan losses. These increases in total assets were primarily funded by deposit growth.

Cash and cash equivalents.  Cash and cash equivalents increased $80.4 million, or 26.8%, to $379.7 million at December 31, 2021 from $299.3 million at December 31, 2020. The increase was primarily a result of loan repayments and an increase in total deposits, which exceeded the funds required for loan originations and used for purchases of investment securities. We intend to invest our excess cash in loans and marketable securities until such funds are needed to support acquisitions or other growth oriented operating or strategic initiatives.

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

Investment securities, all of which are classified as available-for-sale, increased $58.8 million, or 50.9%, to $174.4 million at December 31, 2021 from $115.6 million at December 31, 2020.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our available for sale investment securities as of December 31, 2021. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average yields were calculated by multiplying each carrying value by its yield and dividing the sum of these results by the total carrying values. Yields on tax-exempt investments are not calculated on a fully tax equivalent basis.

	Amount Due or Repricing Within:
	One Year		Over One		Over Five		Over
	or Less		to Five Years		to Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

	(Dollars in thousands)
Preferred equity securities	$—	—%	$18,331	4.48%	$—	—%	$—	—%	$18,331	4.48%
U.S. Government Agencies	—	—	1,510	0.16	—	—	—	—	1,510	0.16
Municipal securities	844	1.80	8,987	1.41	12,045	1.42	1,769	10.63	23,645	2.12
Mortgage-backed securities	18	2.64	5,574	2.98	6,524	1.72	21,454	2.09	33,570	2.16
Collateralized mortgage obligations	—	—	7,119	2.72	4,168	2.21	16,345	1.74	27,632	2.07
SBA securities	—	—	329	3.03	479	1.33	5,247	1.92	6,055	1.94
Corporate bonds	—	—	—	—	55,900	4.31	4,750	3.80	60,650	4.27
Total	$862	1.81%	$41,850	2.43%	$79,116	3.57%	$49,565	2.25%	$171,393	2.95%

See “Note 3 – Investment Securities” in the Notes to Consolidated Financial Statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” of this report on Form 10-K for additional information on our investment securities.

Loans, net.  We originate a wide variety of loans with a focus on commercial real estate loans and commercial and industrial loans. Loans receivable, net of allowance for loan losses, increased $21.4 million, or 1.3%, to $1.7 billion at December 31, 2021, from $1.6 billion at December 31, 2020. The increase was primarily due to loan originations totaling $532.7 million including $98.7 million in PPP loans partially offset by loan repayments totaling $467.5 million, including $164.8 million in PPP loan forgiveness repayments from the SBA. We also sold $45.8 million of the guaranteed portion of SBA loans during 2021. Loan originations in 2021 were concentrated in California markets, primarily Los Angeles, San Francisco Bay Area and Sacramento/Northern California with commercial and multifamily real estate secured loans accounting for the majority of the originations.

The following table provides information about our loan portfolio by type of loan, with PCI loans presented as a separate balance, at the dates presented.

	As of December 31,
	2021		2020
		Percent		Percent
		of		of
	Amount	Total	Amount	Total

	(Dollars in thousands)
Commercial and industrial (1)	$229,871	13.8%	$309,339	18.8%
Real estate:
Residential	116,656	7.0	162,203	9.8
Multifamily residential	206,960	12.4	238,179	14.5
Owner occupied CRE	393,978	23.6	404,213	24.5
Non-owner occupied CRE	688,600	41.3	489,752	29.7
Construction and land	13,371	0.9	22,645	1.4
Total real estate	1,419,565	85.2	1,316,992	80.0
Consumer	5,138	0.3	5,218	0.3
PCI loans	12,219	0.7	15,610	0.9
Total Loans	1,666,793	100.0%	1,647,159	100.0%
Net deferred loan fees	(1,903)		(3,847)
Allowance for loan losses	(17,700)		(17,500)
Loans, net	$1,647,190		$1,625,812

(1)   Includes $69.6 million and $135.6 million of PPP loans as of December 31, 2021 and 2020, respectively.

The following table shows at December 31, 2021, the geographic distribution of our loan portfolio in dollar amounts and percentages.

	San Francisco Bay				Total in State of
	Area(1)		Other California		California		All Other States(2)		Total
		% of		% of		% of		% of		% of
		Total in		Total in		Total in		Total in		Total in
	Amount	Category	Amount	Category	Amount	Category	Amount	Category	Amount	Category

	(Dollars in thousands)
Commercial and industrial	$80,457	13.6%	$68,586	11.8%	$149,043	12.7%	$81,134	16.3%	$230,177	13.8%
Real estate:
Residential	$23,135	3.9%	$42,218	7.3%	$65,353	5.6%	$53,070	10.7%	$118,423	7.1%
Multifamily residential	66,425	11.3	80,328	13.8	146,753	12.5	60,207	12.1	206,960	12.4
Owner occupied CRE	185,046	31.4	143,122	24.6	328,168	28.0	65,810	13.3	393,978	23.6
Non-owner occupied CRE	233,587	39.6	243,358	41.9	476,945	40.8	221,801	44.7	698,746	41.9
Construction and land	889	0.2	1,310	0.2	2,199	0.2	11,172	2.2	13,371	0.8
Total real estate	$509,082		$510,336		$1,019,418		$412,060		$1,431,478
Consumer	13	0.0%	1,703	0.3%	1,716	0.1%	3,422	0.7%	5,138	0.3%
Total loans	$589,552		$580,625		$1,170,177		$496,616		$1,666,793

(1)   Includes Alameda, Contra Costa, Solano, Sonoma, Marin, San Francisco, San Joaquin, San Mateo and Santa Clara counties.

(2)   Includes loans located in the states of Colorado, New Mexico, Washington and other states. At December 31, 2021, loans in Colorado, New Mexico and Washington totaled $123.2 million, $69.5 million and $86.6 million, respectively.

The following table provides information about our loan portfolio segregated by legacy and acquired loans, net of their discounts at the dates presented.

	As of December 31,
	2021			2020
	Non-			Non-
	Acquired	Acquired	Total	Acquired	Acquired	Total

	(Dollars in thousands)
Commercial and industrial	$226,499	$3,372	$229,871	$301,575	$7,764	$309,339
Real estate:
Residential	98,707	17,949	116,656	103,471	58,732	162,203
Multifamily residential	203,599	333	203,932	234,110	4,069	238,179
Owner-occupied CRE	384,778	4,087	388,865	363,963	40,250	404,213
Non-owner occupied CRE	683,997	12,744	696,741	457,634	32,118	489,752
Construction and land	12,809	562	13,371	17,233	5,412	22,645
Total real estate	1,383,890	35,675	1,419,565	1,176,411	140,581	1,316,992
Consumer	5,118	20	5,138	5,144	74	5,218
PCI loans	—	12,219	12,219	—	15,610	15,610
Total Loans	1,615,507	51,286	1,666,793	1,483,130	164,029	1,647,159
Deferred loan fees and costs, net	(1,907)	4	(1,903)	(3,857)	10	(3,847)
Allowance for loan losses	(17,700)	—	(17,700)	(17,500)	—	(17,500)
Loans, net	$1,595,900	$51,290	$1,647,190	$1,461,773	$164,039	$1,625,812

The following table schedules illustrate the contractual maturity and repricing information for our loan portfolio at December 31, 2021. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. Purchased credit impaired loans are reported at their contractual interest rate. The schedule does not reflect the effects of possible prepayments or enforcement of due on sale clauses.

		Maturing	Maturing
	Maturing	After One	After Five	Maturing
	Within	to Five	to Fifteen	After Fifteen
	One Year	Years	Years	Years	Total

	(Dollars in thousands)
Commercial and industrial	$39,807	$109,154	$79,763	$1,147	$229,871
Real estate:
Residential	3,281	32,038	37,171	44,166	116,656
Multifamily residential	724	25,739	80,905	96,564	203,932
Owner-occupied CRE	10,022	123,399	196,187	59,257	388,865
Non-owner occupied CRE	36,573	123,546	516,927	19,695	696,741
Construction and land	8,254	2,549	2,568	—	13,371
Total real estate	58,854	307,271	833,758	219,682	1,419,565
Consumer and other	1,570	1,770	1,798	—	5,138
PCI loans	1,815	3,199	6,170	1,035	12,219
Total loans	$102,046	$421,394	$921,489	$221,864	$1,666,793

The following table sets forth the amounts of loans due after December 31, 2022 with fixed or adjustable rates:

	Fixed	Adjustable
	Rate	Rate	Total

	(Dollars in thousands)
Commercial and industrial	$145,673	$44,391	$190,064
Real estate:
Residential	35,390	77,985	113,375
Commercial Real Estate	464,132	778,085	1,242,217
Construction and land	2,216	2,902	5,118
Total real estate	501,738	858,972	1,360,710
Consumer and other	541	3,026	3,567
PCI loans	3,250	7,156	10,406
Total loans	$651,202	$913,545	$1,564,747

The following table sets forth the originations, purchases, sales and repayments of loans as of the dates indicated.

	Years ended December 31,
	2021	2020

	(Dollars in thousands)
Loans originated
Commercial and industrial	$108,275	$157,997
Real estate:
Residential	6,855	7,040
Multifamily residential	30,795	14,623
Owner occupied CRE	82,457	53,167
Non-owner occupied CRE	288,096	92,352
Construction and land	4,309	6,277
Total real estate	412,512	173,459
Consumer	24	97
Total loans originated	520,811	331,553
Loans purchased
Net loans purchased in acquisitions	—	98,410
Other loans purchased	11,950	67,636
Loans sold
Commercial and Industrial	(12,471)	(9,918)
Owner occupied CRE	(32,880)	(14,035)
Non-owner occupied CRE	(495)
Other
Principal repayments	(467,531)	(281,020)
Transfer to real estate owned	—	(505)
(Increase)/decrease in allowance for loan losses and other items, net	(200)	(10,100)
Net increase in loans receivable and loans held for sale	$19,184	$182,021

Nonperforming assets and nonaccrual loans.  Nonperforming assets consist of nonaccrual loans, accruing loans more than 90 days delinquent and other real estate owned. Nonperforming assets decreased $2.2 million to $6.9 million at December 31, 2021 from $9.1 million at December 31, 2020, primarily due to a decrease in nonaccrual loans. The Company had nonaccrual loans totaling $6.9 million or 0.41% of total loans, of which $822,000 are guaranteed by governmental agencies at December 31, 2021, compared to $8.4 million or 0.51% of total loans at December 31, 2020. Included in nonaccrual loans at December 31, 2021 and December 31, 2020, are $1.6 million and $567,000, respectively, of TDRs. This decrease in nonaccrual loans during 2021 was primarily driven by an $830,000 decline in nonaccrual commercial real estate loans and a $608,000 decline in nonaccrual consumer loans. There were no loans that were 90 days or more past due and still accruing at December 31, 2021, compared to one loan totaling $233,000 at December 31, 2020. At December 31, 2021, accruing loans past due 30 to 89 days totaled $2.6 million, compared to $734,000 at December 31, 2020. The increase in past due 30 to 89 days at December 31, 2021 primarily related to five loans totaling $1.4 million that were less than 60 days past due and have since been brought current. At December 31, 2021, there were no loans which were past due 90 days or more and still accruing interest, compared to $233,000 at December 31, 2020. Other real estate owned totaled $21,000 and $429,000 at December 31, 2021, and December 31, 2020, respectively.

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

Troubled debt restructured loans.  Troubled debt restructurings, or TDRs, which are accounted for under ASC Topic 310-40, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a below market interest rate, a reduction in principal, or a longer term to maturity. TDR loans of December 31, 2021 totaled $2.4 million, of which $805,000 were accruing and performing according to their restructured terms. TDR loans of December 31, 2020 totaled $1.4 million, of which $798,000 were accruing and performing according to their restructured terms. The accruing TDR loans are not considered nonperforming assets as they continue to accrue interest despite being considered impaired due to the restructured status. There was a related allowance for loan losses on the TDR loans of none and $35,000 at December 31, 2021 and December 31, 2020, respectively.

The Company provided payment and financial relief programs for borrowers impacted by COVID-19. All loans modified due to COVID-19 were separately monitored and any request for continuation of relief beyond the initial modification was reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating was appropriate. As December 31, 2021, the Company had two commercial real estate loans totaling $2.7 million operating under forbearance agreements due to COVID-19, compared to 43 loans totaling $66.7 million at December 31, 2020. Since these loans were performing loans that were current on their payments prior to COVID-19 pandemic, these modifications are not considered to be troubled debt restructurings at December 31, 2021, pursuant to applicable accounting and regulatory guidance.

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

Past due loans totaled $7.0 million at December 31, 2021, as compared to $5.3 million at December 31, 2020.

The following table sets forth the nonperforming loans, nonperforming assets and troubled debt restructured loans as of the dates indicated:

	December 31,	December 31,
	2021	2020

	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Commercial and industrial	$753	$848
Real estate:
Residential	1,587	2,195
Multifamily residential	200	254
Owner occupied CRE	3,990	4,651
Non-owner occupied CRE	322	437
Construction and land	36	36
Total real estate	6,135	7,573
Consumer	—	—
Total nonaccrual loans	6,888	8,421
Accruing loans 90 days or more past due	—	233
Total nonperforming loans	6,888	8,654
Real estate owned	21	429
Total nonperforming assets (1)	$6,909	$9,083
Troubled debt restructurings – performing	805	798
PCI loans	$12,219	$15,610
Nonperforming assets to total assets (1)	0.29%	0.41%
Nonperforming loans to total loans (1)	0.41%	0.53%
(1)	Performing TDRs are neither included in nonperforming loans above nor are they included in the numerators used to calculate this ratio.

Loans under ASC Topic 310-30 are considered performing and are not included in nonperforming assets in the table above. At both December 31, 2021, and December 31, 2020, we had no credit impaired loans under ASC Topic 310-30 that were 90 days past due and still accruing.

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

In accordance with acquisition accounting, loans acquired in our acquisitions were recorded at their estimated fair value, which resulted in a net discount to the loans contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value and as a result no allowance for loan losses is recorded for acquired loans at the acquisition date. Although the discount recorded on the acquired loans is not reflected in the allowance for loan losses, or related allowance coverage ratios, we believe it should be considered when comparing the current ratios to similar ratios in periods prior to the acquisition. As of December 31, 2021, acquired loans, net of their discounts, totaled $51.3 million compared to $164.0 million at December 31, 2020, due to regular amortization, repayments, renewals of loans, coupled with the migration of acquired loans out of the discounted acquired loan portfolio. The remaining net discount on these acquired loans was $2.1 million and $3.3 million at December 31, 2021 and 2020, respectively. The $69.6 million balance of PPP loans was omitted from the calculation for the allowance for loan losses at December 31, 2021 as these loans are fully guaranteed by the SBA.

The following table shows certain credit ratios at and for the periods indicated and each component of the ratio’s calculations.

	Years ended December 31,
	2021	2020

	(Dollars in thousands)
Allowance for loan losses as a percentage of total loans outstanding at period end	1.06%	1.06%
Allowance for loan losses	$1,666,793	$1,647,159
Total loans outstanding	$17,700	$17,500

Non-accrual loans as a percentage of total loans outstanding at period end	0.41%	0.53%
Total non-accrual loans	$6,888	$8,654
Total loans outstanding	$1,666,793	$1,647,159

Allowance for loan losses as a percentage of non-accrual loans at period end	257.0%	202.2%
Allowance for loan losses	$17,700	$17,500
Total non-accrual loans	$6,888	$8,654

Net charge-offs/(recoveries) during period to average loans outstanding:
Commercial and industrial:	0.08%	0.06%
Net charge-offs	$219	$187
Average loans outstanding	$260,000	$328,015
Construction and land:	(0.02)%	0.08%
Net (recoveries)/charge-offs	$(4)	$20
Average loans outstanding	$17,728	$23,990
Commercial estate:	0.00%	0.00%
Net charge-offs/(recoveries)	$43	$(4)
Average loans outstanding	$1,254,627	$1,151,649
Residential:	—%	—%
Net charge-offs	$—	$1
Average loans outstanding	$115,639	$175,932
Residential:	—%	—%
Net charge-offs	$—	$—
Average loans outstanding	$115,639	$175,932
Consumer:	0.34%	0.32%
Net charge-offs	$8	$17
Average loans outstanding	$2,371	$5,310
Total loans:	0.02%	0.01%
Total net charge-offs	$266	$220
Total average loans outstanding	$1,650,365	$1,684,896

The following table shows the allocation of the allowance for loan losses at the indicated dates.

	As of December 31,
	2021			2020
			Percent of			Percent of
			Loans in			Loans in
		Allowance	Category		Allowance	Category
	Loan	by Loan	to Total	Loan	by Loan	to Total
	Balance	Category	Loans	Balance	Category	Loans

	(Dollars in thousands)
Commercial and industrial	$229,871	$3,262	13.8%	$309,339	$4,042	18.8%
Real estate:
Residential	116,656	1,536	7.0	162,203	1,859	9.8
Multifamily residential	206,960	1,197	12.4	238,179	1,634	14.5
Owner-occupied CRE	393,978	4,024	23.6	404,213	4,041	24.5
Non-owner occupied CRE	688,600	7,489	41.3	489,752	5,535	29.7
Construction and land	13,371	173	0.8	22,645	379	1.4
Total real estate	1,419,565	14,419	85.2	1,316,992	13,448	80.0
Consumer	5,138	19	0.3	5,218	10	0.3
PCI loans	12,219	—	0.7	15,610	—	0.9
Total Loans	$1,666,793	$17,700	100.0%	$1,647,159	$17,500	100.0%

The allowance for loan losses increased $200,000, or 1.1%, to $17.7 million at December 31, 2021, from $17.5 million at December 31, 2020. The increase in the allowance for loan losses at December 31, 2021 was primarily due to the increase in total loans, partially offset by the continued improvement since December 31, 2020 in the national and local economy associated with the recovery from the COVID-19 pandemic, which reduced the loss rates utilized to calculate the allowance for loan losses at December 31, 2021 as compared to the uncertain economic outlook and loss rates utilized at December 31, 2020, as well as net charge offs of $226,000 during 2021. PPP loans were omitted from the calculation of the required allowance for loan losses at December 31, 2021 and December 31, 2020 as these loans are fully guaranteed by the SBA and management expects that a majority of SBA PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA, which in turn, the SBA will reimburse the Bank for the amount forgiven. Included in the carrying value of loans are net discounts on acquired loans which may reduce the need for an allowance for loan losses on these loans because they are carried at their estimated fair value on the date on which they were acquired.

As of December 31, 2021, we identified $7.7 million in impaired loans, inclusive of $6.9 million of nonperforming loans and $765,000 of accruing TDR loans. Of these impaired loans, only $1.1 million had a specific allowance of $931,000 recorded as of December 31, 2021. As of December 31, 2020, we identified $9.2 million in impaired loans, inclusive of $8.4 million of nonperforming loans and $798,000 of accruing TDR loans. Of these impaired loans, only $ 1.3 million had a specific allowance of $521,000 recorded as of December 31, 2020.

Management considers the allowance for loan losses at December 31, 2021 to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. Uncertainties relating to our allowance for loan losses are heightened as a result of the risks surrounding the COVID-19 pandemic, including whether government programs will provide adequate relief to borrowers. The ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic. A further decline in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

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

Right-of-use assets increased $78,000, or 0.6%, to $12.1 million at December 31, 2021 from $12.1 million at December 31, 2020. Lease liabilities increased $329,000, or 2.7%, to $12.7 million at December 31, 2021 from $12.3 million at December 31, 2020.

Premises and Equipment.  Premises and equipment decreased $769,000, or 5.1%, to $14.4 million at December 31, 2021 from $15.1 million at December 31, 2020. This decrease in premises and equipment was driven by an increase in amortization and depreciation expenses associated with these assets.

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

Total deposits increased $146.8 million, or 8.0%, to $2.0 billion at December 31, 2021 from $1.8 billion at December 31, 2020, primarily due to organic growth in client relationships, proceeds from PPP loans and government stimulus checks deposited directly into client accounts, and reduced withdrawals from deposit accounts due to a change in spending habits as a result of COVID-19. Noninterest bearing deposits totaled $710.1 million, or 35.8% of total deposits, at December 31, 2021 compared to $678.4 million, or 36.9% of total deposits, at December 31, 2020.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered at the dates indicated.

	December 31,
	2021			2020
		Percent			Percent
		of Total	Increase/		of Total	Increase/
	Amount	Deposits	(Decrease)	Amount	Deposits	(Decrease)

	(Dollars in thousands)
Noninterest bearing demand	$710,137	35.8%	$31,771	$678,365	36.9%	$280,320
NOW accounts and savings	484,847	24.4	85,076	399,772	21.7	153,484
Money market	568,094	28.6	51,534	516,560	28.1	118,479
Time deposits	222,161	11.2	(21,539)	243,700	13.3	28,346
Total	$1,985,239	100.0%	$146,842	$1,838,397	100.0%	$580,629

The following table shows time deposits by maturity and rate as of December 31, 2021.

		After One	After Two
	One Year	Year Through	Years Through	After Three
	or Less	Two Years	Three Years	Years	Total

	(Dollars in thousands)
0.00 – 0.99%	$130,686	$27,860	$7,303	$8,352	$174,201
1.00 – 1.99%	670	1,594	1,453	12,358	16,075
2.00% and above	246	375	505	30,759	31,885
Total	$131,602	$29,829	$9,261	$51,469	$222,161

As of December 31, 2021 and 2020, approximately $1.0 billion and $843.0 million, respectively, of our total deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for United Business Bank’s regulatory reporting requirements. The following table sets forth the portion of our time deposits that are in excess of the FDIC insurance limit, by remaining time until maturity, as of December 31, 2021.

3 months or less	$6,950
Over 3 through 6 months	12,621
Over 6 through 12 months	45,324
Over 12 months	4,468
$69,363

For additional information regarding our deposits, see “Note 11 – Deposits” of the Notes to Consolidated Financial Statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” of this report on Form 10-K.

Borrowings.  Although deposits are our primary source of funds, we may from time to time utilize borrowings as a cost effective source of funds when they can be invested at a positive interest rate spread, for additional capacity to fund loan demand, or to meet our asset/liability management goals. We are a member of and may obtain advances from the FHLB of San Francisco, which is part of the Federal Home Loan Bank System. The eleven regional Federal Home Loan Banks provide a central credit facility for their member institutions. These advances are provided upon the security of certain of our mortgage loans and mortgage-backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2021, the Company had no FHLB advances outstanding, compared to $5.0 million of FHLB advances outstanding at December 31, 2020. At December 31, 2021 and December 31, 2020, we had the ability to borrow from the FHLB up to $483.1 million and $421.2 million, respectively. In addition to the availability of liquidity from the FHLB of San Francisco, the Bank maintained a short-term borrowing line of credit with the FRB of San Francisco, with available credit capacity of $69.6 million and $135.6 million as of December 31, 2021 and December 31, 2020, respectively, based on loans that qualify as collateral for the FRB line of credit. At both December 31, 2021 and December 31, 2020, there were no FRB borrowings outstanding.

On August 6, 2020, the Company issued and sold the Notes in an underwritten offering, resulting in net proceeds, after underwriting discounts and offering expenses, $63.4 million. For additional information, see “Item 1–Business – Sources of Funds”, contained in this report.

If needed, we may also utilize Fed Funds purchased from correspondent banks as a source of short-term funding. At December 31, 2021 and December 31, 2020, we had a total of $65.0 million and $75.0 million, respectively, in federal funds line available from third-party financial institutions, and no balances outstanding at these dates.

We are required to provide collateral for certain local agency deposits. As of December 31, 2021 and December 31, 2020, the FHLB had issued a letter of credit on behalf of the Bank totaling $42.0 million and $30.1 million, respectively as collateral for local agency deposits.

At December 31, 2021, we had $8.4 million in aggregate principal (net of mark-to-market adjustments) of junior subordinated debentures issued in connection with the sale of trust preferred securities by two statutory business trusts, which we assumed in our acquisitions. The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each trust agreement. The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon maturity of the Debentures or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures governing the Debentures, plus any accrued but unpaid interest to the redemption date. The Company also has the right to defer the payment of interest on each of the Debentures for a period not to exceed 20 consecutive quarters, provided that the deferral period does not extend beyond the stated maturity. During such deferral period, distributions on the corresponding trust preferred securities will also be deferred and the Company may not pay cash dividends to the holders of shares of the Company’s common stock. The common securities issued by the grantor trusts are held by the Company, and the Company’s investment in the common securities was $484,000 at December 31, 2021, which is included under “Interest receivable and other assets” in the Consolidated Balance Sheets included in our Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K. Also, see Note 13 — Junior Subordinated Deferrable Interest Debentures in the Notes to the Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Shareholders’ equity.  Shareholders’ equity increased $10.0 million, or 4.0%, to $262.6 million at December 31, 2021 from $252.6 million at December 31, 2020. The increase in shareholders’ equity was primarily due to $20.7 million of net income, partially offset by the repurchase of $11.6 million of our common stock during 2021. During the year ended December 31, 2021, the Company repurchased a total of 648,734 shares of its common stock at a total cost of $11.6 million, or $17.81 per share. At December 31, 2021, 742,532 shares remain available for future purchases under the current stock repurchase plan. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Stock Repurchases” contained in this report.

Comparison of Operating Results for the Years Ended December 31, 2021 and 2020

Earnings summary.  We reported net income of $20.7 million for the year ended December 31, 2021, compared to $13.7 million for the year ended December 31, 2020, an increase of $7.0 million, or 50.7%. Net income for the year ended December 31, 2021 primarily reflects a $9.9 million, or 95.5%, decrease in the provision for loan losses, a $3.4 million, or 6.0%, decrease in noninterest expense and a $2.5 million, or 28.4%, increase in noninterest income, partially offset by a $5.6 million, or 7.0%, decrease in interest income and a $3.3 million, or 73.0%, increase in the provision for income taxes.  The $9.9 million decrease in the provision for loan losses was primarily due to continued improvements in the economic forecasts during 2021, as compared to last year when the uncertainty surrounding the COVID-19 pandemic significantly impacted economic conditions. The increase in noninterest income was related to increases in gain on sale of loans of $3.0 million, and increased income from an investment in a Small Business Investment Company (“SBIC”) fund of $399,000, partially offset by a decrease in loan servicing and other fees of $145,000. Noninterest expense during the year ended December 31, 2020, included $3.0 million of acquisition-related expenses for the acquisition of GMB and its wholly owned subsidiary Grand Mountain Bank. Diluted earnings per share were $1.90 for the year ended December 31, 2021, an increase of $0.75 from diluted earnings per share of $1.15 for the year ended December 31, 2020.

Our efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income before provision for loan losses plus noninterest income, was 65.57% for the year ended December 31, 2021, compared to 67.21% for the year ended December 31, 2020. The improvement in the efficiency ratio during the year ended December 31, 2021 was primarily due the reduced noninterest expense during 2021.

Interest income.  Interest income for the year ended December 31, 2021 was $81.6 million, compared to $87.2 million for the year ended December 31, 2020, a decrease of $5.6 million, or 6.4%. The decrease in interest income primarily was due to a decrease in both the average balance and yield for interest earning assets, principally loans. Interest income on loans decreased $6.1 million as a result of a $39.6 million decrease in the average balance of loans outstanding and a 25 basis point decrease in the average loan yield during the year ended December 31, 2021 as compared to 2020.

The average yield earned on loans for the year ended December 31, 2021 was 4.69%, compared to 4.94% for the year ended December 31, 2020. Interest income included $5.4 million in fees earned related to PPP loans during the year ended December 31, 2021, compared to $1.7 million in same period a year ago. As of December 31, 2021, total unrecognized fees on PPP loans were $2.1 million. For the year ended December 31, 2021, the average balance of PPP loans was $78.4 million and the average yield was 7.83%. The impact of PPP loans on loan yields will change during any period based on the volume of prepayments or amounts forgiven by the SBA as certain criteria are met, and will cease completely after the maturity of these loans. Approximately two-thirds of the PPP loans are set to mature by the end of 2022, while the remaining loans have a five-year maturity date. Interest income on loans for the year ended December 31, 2021 included $2.7 million in accretion of purchase accounting fair value adjustments on acquired loans, compared to $5.1 million for the year ended December 31, 2020. The remaining net discount on these acquired loans was $2.1 million and $3.3 million at December 31, 2021 and 2020, respectively.

Interest income on investment securities increased $930,000 as a result of a $9.7 million, increase in the average balance of investment securities and 46 basis point increase in the yield on such securities to 3.02% for the year ended December 31, 2021 from 2.56% for the year ended December 31, 2020.  Interest income on interest bearing deposits in banks decreased $585,000 due to a 35 basis point decline in the yield on interest bearing deposits to 0.16% for the year ended December 31, 2021 from 0.51% for the year ended December 31, 2020, partially offset by a $9.7 million increase in the average balance of interest bearing deposits in banks during 2021 compared to 2020.

Interest expense. Interest expense decreased by $97,000, or 1.1%, to $8.8 million for the year ended December 31, 2021 from $8.9 million for the year ended December 31, 2020. The decrease was driven by a $2.1 million decrease in interest expense on deposits, primarily time deposits and money market accounts, and to a lesser extent a $196,000 decrease in interest expense paid on junior subordinated debentures, net and other borrowings.  These decreases were partially offset by a $2.2 million increase in interest expense on subordinated debt, net. The average rate paid on interest bearing liabilities decreased six basis points to 0.67% during the year ended December 31, 2021 from 0.73% during the same period in 2020.  The total average balance of interest bearing liabilities increased by $91.7 million, or 7.5%, to $1.3 billion for the year ended December 31, 2021, from $1.2 billion for the year ended December 31, 2020, primarily due to the issuance of our Notes.

Interest expense on deposits decreased $2.1 million, or 29.9%, to $4.9 million during the year ended December 31, 2021 from $7.0 million in 2020, primarily due to decreases in the average rate paid on interest bearing deposits and a $46.0 million, or 16.7%, decrease in the average balance of higher costing time deposits.  The average rate paid on interest bearing deposits decreased to 0.39% for the year ended December 31, 2021, from 0.59% for the year ended December 31, 2020. The overall average cost of deposits for the year ended December 31, 2021 declined to 0.25%, compared to 0.38% for the prior period of 2020 due to an increase in noninterest bearing deposits and a reduction in market interest rates over the last year. The average balance of noninterest bearing deposits increased $55.3 million, or 8.25%, to $725.4 million for the year ended December 31, 2021 compared to $670.1 million during the comparable period during 2020. The decrease in the cost of interest-bearing deposits between the years was driven by market and competitive factors following decreases in the target Fed Funds Rate during the first quarter of 2020 as well as a higher percentage of our interest-bearing deposits being lower costing non-time deposits. Interest expense on borrowings increased $2.0 million, or 101.9%, to $3.9 million for the year ended December 31, 2021, from $1.9 million for the year ended December 31, 2020, as a result of the issuance of the Notes which were outstanding for the entire year in 2021 compared to five months during 2020. The average balance of borrowings outstanding increased $35.1 million to $73.6 million during the year ended December 31, 2021, compared to $38.5 million during 2020 for the same reason.  The average cost of borrowings increased to 5.34% for the year ended December 31, 2021, from 5.06% for the year ended December 31, 2020.

Net interest income.  Net interest income decreased $5.5 million, or 7.0%, to $72.8 million for the year ended December 31, 2021 compared to $78.3 million for the year ended December 31, 2020. Net interest margin for the year ended December 31, 2021 decreased 50 basis point to 3.34% from 3.84% for 2020.  During the year ended December 31, 2021, the net interest margin was impacted by lower yielding loans, including PPP loans and resetting adjustable rate instruments as well as reduced interest rates on new fixed-rate real estate loan and adjustable-rate commercial loan originations and the increase in low yielding overnight cash balances causing a decrease in the average yield on interest-earning assets that outweighed the contribution to net interest margin from the decrease in the average cost of interest-bearing liabilities. The decrease in net interest margin was offset partially by an increase in deferred PPP loan fees recognized due to the volume of forgiven SBA PPP loans during 2021, which benefited net interest margin compared to a reduction in net interest margin from the Company’s origination of low yielding PPP loans during the same period in 2020.  PPP loans are originated at an interest rate of 1%, although the effective yield is higher as a result of the origination fees paid to us by the SBA. The average yield on PPP loans was 4.52%, including the recognition of deferred fees, resulting in a positive impact to the net interest margin of 20 basis points during the year ended December 31, 2021, compared to an average yield of 2.71% and positive impact of 11 basis points during 2020. The impact of PPP loans on net interest margin will change during any period based on the volume of prepayments or amounts forgiven by the SBA as certain criteria are net, but will cease completely after the maturity of the loans.  Accretion of acquisition accounting discounts on loans and the recognition of revenue from purchase credit impaired loans in excess of discounts increased our net interest margin by 17 basis points and 31 basis points during years ended December 31, 2021 and 2020, respectively.

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

	Year ended December 31,
	2021			2020			2019
			Annualized			Annualized			Annualized
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Yield	Balance(1)	Interest	Yield	Balance	Interest	Yield

	(Dollars in thousands)
Interest earning assets
Interest bearing deposits in banks	$413,583	$666	0.16%	$246,474	$1,251	0.51%	$336,931	$7,464	2.22%
Investments securities available-for-sale	128,689	3,892	3.02	119,015	2,962	2.56	104,795	2,828	2.70
FHLB Stock	8,198	494	6.02	7,579	340	4.49	6,413	495	7.72
FRB Stock	7,629	458	6.00	7,446	453	6.09	4,694	295	6.28
Total loans	1,623,068	76,099	4.69	1,662,660	82,186	4.94	1,153,390	65,462	5.68
Total interest earning assets	2,181,167	81,609	3.74%	2,043,174	87,192	4.27%	1,606,223	76,544	4.77%
Noninterest earning assets	140,632			145,342			108,631
Total average assets	$2,321,799			$2,188,516			$1,714,854
Interest bearing liabilities
Savings	$119,778	$165	0.14%	$107,098	$167	0.16%	$62,918	98	0.16%
NOW accounts	320,568	287	0.09	270,318	250	0.09	202,041	154	0.08
Money market	569,122	2,266	0.40	529,402	2,721	0.51	408,328	2,911	0.71
Time deposits	230,103	2,158	0.94	276,098	3,816	1.38	283,776	5,002	1.76
Total deposit accounts	1,239,571	4,876	0.39	1,182,916	6,954	0.59	957,063	8,165	0.85
Subordinated debt, net	63,453	3,582	5.65	24,938	1,405	5.64	—	—	—
Junior subordinated debentures, net	8,361	344	4.12	8,280	390	4.71	9,485	567	5.98
Other borrowings	1,737	—	—	5,272	150	2.84	—	—	—
Total interest bearing liabilities	1,313,122	8,802	0.67%	1,221,406	8,899	0.73%	966,548	8,732	0.90%
Noninterest bearing deposits	725,443			670,136			498,787
Other noninterest bearing liabilities	26,652			41,104			19,401
Noninterest bearing liabilities	752,095			711,240			518,188
Total average liabilities	2,065,217			1,932,646			1,484,736
Average equity	256,582			255,869			230,118
Total average liabilities and equity	$2,321,799			$2,188,516			$1,714,854
Net interest income		$72,807			$78,293			$67,812

Interest rate spread (2)			3.07%			3.54%			3.87%
Net interest margin (3)			3.34%			3.84%			4.22%
Ratio of average interest earning assets to average interest bearing liabilities			166.11%			167.00%			166.18%
(1)	Average balances are average daily balances.
(2)	Interest rate spread is calculated as the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(3)	Net interest margin is calculated as net interest income divided by total average earning assets.

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

	Year ended December 31,			Year ended December 31,
	2021 compared to 2020			2020 compared to 2019
	Increase/(Decrease)			Increase/(Decrease)
	Attributable to			Attributable to
	Rate	Volume	Total	Rate	Volume	Total

	(Dollars in thousands)			(Dollars in thousands)
Interest earning assets
Interest bearing deposits in banks	$(1,433)	$848	$(585)	$(4,209)	$(2,004)	$(6,213)
Investments available-for-sale	689	241	930	(250)	384	134
FHLB stock and FRB stock	117	42	159	(276)	279	3
Total loans	(4,081)	(2,006)	(6,087)	(12,253)	28,977	16,724
Total interest income	(4,708)	(875)	(5,583)	(16,988)	27,636	10,648

Interest bearing liabilities
Savings	(22)	20	(2)	—	69	69
NOW accounts	(9)	46	37	44	52	96
Money market accounts	(659)	204	(455)	(1,053)	863	(190)
Time deposits	(1,022)	(636)	(1,658)	(1,051)	(135)	(1,186)
Total deposit accounts	(1,712)	(366)	(2,078)	(2,060)	849	(1,211)
Subordinated debt, net	(1,405)	3,582	2,177	—	1,405	1,405
Junior subordinated debentures, net	(50)	4	(46)	(105)	(72)	(177)
Other borrowings	(150)	—	(150)	—	150	150
Total interest expense	(3,317)	3,220	(97)	(2,165)	2,332	167
Net interest income	$(1,391)	$(4,095)	$(5,486)	$(14,823)	$25,304	$10,481

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

Based on management’s evaluation of the foregoing factors, we recorded a provision for loan losses of $466,000  for the year ended December 31, 2021, compared to a provision for loan losses of $10.3 million for the year ended December 31, 2020, a decrease of $9.9 million. The decrease in the provision for loan losses was primarily due to an adjustment to the qualitative factors utilized to calculate the allowance for loan losses resulting from improvements in the economic forecast since December 31, 2020. Our allowance for loan losses specific reserves was $930,000 at December 31, 2021, compared to $521,000 at December 31, 2020. We recorded no provision for loan losses for acquired loans related to the acquired non-purchased credit impaired loans as accounted for in accordance with ASC Topic 310-20, for both the years ended December 31, 2021 and 2020. We recorded $107,000 of reversal provisions on the purchase credit impaired loans accounted for in accordance with ASC Topic 310-30 during the year ended December 31, 2021, compared to none during 2020.

We had a net charge-offs of $226,000 for the year ended December 31, 2021 compared to net charge-offs of $220,000 for the year ended December 31, 2020. In accordance with acquisition accounting, loans acquired from acquisitions were recorded at their estimated fair value, which resulted in a net discount to the loans contractual amounts. Credit discounts are included in the determination of fair value and as a result, no allowance for loan losses is recorded for acquired loans at the acquisition date. However, the allowance for loan loss includes an estimate for credit deterioration of acquired loans that occurs after the date of acquisition, which is included in the loan loss provision in the period that the deterioration occurred. The discount recorded on the acquired loans is not reflected in the allowance for loan losses, or related allowance coverage ratios. The allowance for loan losses to total loans was 1.06% at both December 31, 2021 and 2020.

Management considers the allowance for loan losses at December 31, 2021 to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. A further decline in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Noninterest income.  Noninterest income increased $2.5 million, or 28.2%, to $11.3 million for the year ended December 31, 2021 compared to $8.8 million for the year ended December 31, 2020. The increase in noninterest income was primarily due to a $3.0 increase in gain on sale of loans and a $399,000 increase in income from our investment in the SBIC fund, partially offset by a $632,000 decrease in loan servicing and other loan fees and a $45,000 decrease in service charges and other fees. During the year ended December 31, 2021, the Company sold $45.8 million of SBA loans (the guaranteed portion), which generated a gain on sale of $4.8 million, compared to the sale of $24.0 million of SBA loans and a gain of $1.8 million during the year ended December 31, 2020.  SBIC income increased due to improved operating results throughout 2021 after sustaining COVID-19 related losses in 2020. Loan servicing and other loan fees, and service charges and other fees decreased primarily due to lower transaction volume.

The following table presents the key components of noninterest income for the years ended December 31, 2021 and 2020.

	December 31,		Increase	Increase
	2021	2020	(Decrease)	(Decrease)

	(Dollars in thousands)
Gain on sale of loans	$4,795	$1,835	$2,960	161.3%
Service charges and other fees	2,403	2,548	(145)	(5.7)
Loan servicing and other loan fees	1,833	2,465	(632)	(25.6)
Gain (loss) on sale of premises	12	40	(28)	(70.0)
Income on investment in SBIC fund	1,274	875	399	45.6
Gain on sale of OREO	15	86	(71)	(82.6)
Other income and fees	921	926	(5)	(0.5)
Total noninterest income	$11,253	$8,775	$2,478	28.2%

Noninterest expense.  Noninterest expense decreased $3.4 million, or 5.8%, to $55.1 million for the year ended December 31, 2021 compared to $58.5 million for the year ended December 31, 2020. . The decrease was primarily attributable to a $2.7 million or 32.3% decrease in data processing expense related to reversing over accrued merger data processing expense related to our GMB acquisition as actual expenses were lower than original estimates. In addition, other non-interest expense decreased slightly for the year ended December 31, 2021 compared to last year reflecting decreased fees paid for employee recruiting and internal auditing and compliance related expenses, and an increase in FDIC insurance premiums as the application of $369,000 in FDIC small bank assessment credits reduced expenses in 2020. Salaries and employee benefits decreased slightly during the year ended December 31, 2021 compared to  2020, primarily due to a decrease in staffing levels. Partially offsetting these decreases was a $296,000 or 4.2% increase in occupancy and equipment expense primarily as a result of normal increases in rent.  Noninterest expense for the year ended December 31, 2020 included $3.0 million of GMB acquisition-related expenses, comprised of $266,000 in salaries and benefits, $2.0 million in data processing expenses, $369,000 in professional fees and $383,000 in all other expenses.

The following table presents the key components of noninterest expense for the periods indicated:

	Year ended December 31,
	2021	2020	$ Change	% Change

	(Dollars in thousands)
Salaries and employee benefits	$33,761	$33,942	$(181)	(0.5)%
Occupancy and equipment	7,384	7,088	296	4.2
Data processing	5,565	8,221	(2,656)	(32.3)
Other	8,419	9,268	(849)	(9.2)
Total noninterest expense	$55,129	$58,519	$(3,390)	(5.8)%

Income taxes.   Income tax expense increased $3.3 million, or 73.0%, to $7.8 million for the year ended December 31, 2021 from $4.5 million for the year ended December 31, 2020, reflecting an increase in pre-tax income for the period ended December 31, 2021 and an increase in our effective tax rate. The Company’s effective tax rate was 27.3% for the year ended December 31, 2021 compared to 24.7% for 2020. The increase in the effective tax rate during the year ended December 31, 2020 was primarily due to reduction in favorable permanent adjustments as compared to the prior year.

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

The following table presents the key components of noninterest income for the years ended December 31, 2020 and 2019.

	Years ended December 31,
	2020	2019	$ Change	% Change

	(Dollars in thousands)
Gain on sale of loans	$1,835	$2,999	$(1,164)	(38.8)%
Service charges and other fees	2,548	2,678	(130)	(4.9)
Loan servicing and other loan fees	2,465	1,945	520	26.7
Gain on sale of premises	40	187	(147)	100.0
Income on investment in SBIC fund	875	669	206	30.8
Other income and fees	926	793	133	16.8
Total noninterest income	$8,775	$9,569	$(794)	(8.3)%

Noninterest expense.  Noninterest expense increased $7.0 million, or 13.7%, to $58.5 million for the year ended December 31, 2020 compared to $51.5 million for the year ended December 31, 2019. The increase was primarily due to a $5.1 million, or 17.8%, increase in salary and benefits as a result of an increase in the number of full-time equivalent employees and severance benefits paid in connection with the GMB merger and to a lesser extent normal salary increase. Occupancy and equipment expense increased $1.9 million, or 37.7%, due to our recent acquisitions. Data processing expense was slightly down for the year ended December 31, 2020 compared to the same period in 2019 due to lower acquisition-related expenses compared to the same period in 2019, partially offset by higher transaction volumes from the increase in the number of deposit accounts. Other non-interest expense increased slightly for the year ended December 31, 2020 compared to last year reflecting increased fees paid for employee recruiting and internal auditing and compliance related expenses, an increase in FDIC insurance premiums) as the application of $369,000 in FDIC small bank assessment credits reduced expenses in 2019 and the Bank utilized all of its remaining small bank assessment credits in 2020, and increased office expenses due to COVID-19 pandemic related expenses. These increases were partially offset by lower marketing and travel expenses due to a reduction in direct mail and marketing campaigns, sponsored events and other meeting limitations imposed in response to the COVID-19 pandemic. Noninterest expense for the year ended December 31, 2020 included $3.0 million of GMB acquisition-related expenses, comprised of $266,000 in salaries and benefits, $2.0 million in data processing expenses, $369,000 in professional fees and $383,000 in all other expenses; compared to $6.6 million of UFC and TIG acquisition-related expenses for the year ended December 31, 2019, comprised of $835,000 in salaries and benefits, $4.4 million in data processing expenses, $938,000 in professional fees and $480,000 in all other expenses. Excluding all acquisition-related expenses, noninterest expenses increased $10.7 million, or 23.8%, from the same period of 2019, comprised of increases of $5.7 million in salary and benefits, $1.9 million in occupancy and equipment, $2.2 million in data processing, $610,000 in professional fees and $177,000 in other noninterest expenses.

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

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run off that may occur in the normal course of business. We rely on a number of different sources in order to meet our potential liquidity demands. Our primary sources of funds are deposits, escrow and custodial deposits, principal and interest payments on loans and proceeds from sale of loans. During the years ended December 31, 2021, 2020 and 2019, the Bank sold $45.8 million, $24.0 million and $38.4 million in loans and loan participation interests, respectively. During the years ended December 31, 2021, 2020 and 2019, the Bank received $490.3 million, $284.4 million and $191.7 million in principal repayments, respectively.

While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions, and competition.

Recently, the Bank’s liquidity has been positively impacted by increases in deposit levels.  During the years ended December 31, 2021 and 2020, deposits increased by $146.8 million, and $137.2 million, respectively. As a result, our liquid assets in the form of cash and cash equivalents, interest bearing deposits in banks and investment securities available for sale increased to $135.1 million at December 31, 2021 from $5.6 million at December 31, 2020. Management believes that our security portfolio is of high quality and the securities would therefore be marketable. Securities purchased during the years ended December 31, 2021, and 2020 totaled $86.2 million, and $28.4 million, respectively, and securities repayments, maturities and sales in those periods were $15.9 million, and $10.9 million, respectively. Certificates of deposit scheduled to mature in one year or less at December 31, 2021, totaled $131.6 million. It is management’s policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that most of our maturing certificates of deposit will remain with us.

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of December 31, 2021, the Bank had an available borrowing capacity of $483.1 million with the FHLB of San Francisco and $69.6 million with the FRB of San Francisco. Federal Funds lines with available commitments totaling $65.0 million with three correspondent banks. There were no amounts outstanding under these facilities at December 31, 2021 and December 31, 2020. Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible.

Liquidity management is both a daily and long-term function of the Company’s management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer-term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and U.S. agency securities. We use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. Loan commitments and letters of credit were $104.1 million and $110.7 million, including  $3.2 million and $13.0 million of undisbursed construction and development loan commitments, at December 31, 2021 and 2020, respectively. For information regarding our commitments, see “Note 16 - Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10 K.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $10.4 million and $10.0 million for the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, net cash used in investing activities, which consisted primarily of net change in loans receivable and purchases, sales and maturities of investment securities, was $60.4 million, compared to $73.7 million of cash used in investing activities for the year ended December 31, 2020. Net cash provided by financing activities, which is comprised primarily of net change in deposits, proceeds from the issuance of the Notes and other borrowings, was $130.3 million for the year ended December 31, 2021, compared to $67.6 million for the year ended December 31, 2020.

We incur capital expenditures on an ongoing basis to expand and improve our product offerings, enhance and modernize our technology infrastructure, and to introduce new technology-based products to compete effectively in our markets. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, current and projected demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations. Based on current capital allocation objectives, there are no projects scheduled for capital investments in premises and equipment during the year ending December 31, 2022 that would materially impact liquidity. We also have purchase obligations, generally with remaining terms of less than three years and contracts with various vendors to provide services, including information processing, for periods generally ranging from one to five years, for which our financial obligations are dependent upon acceptable performance by the vendor.

In addition, at December 31, 2021, we had other future obligations and accrued expenses of $26.5 million. For the year ending December 31, 2022, we project that our commitments will include $12.7 million of operating lease payments. There are $3.7 million of scheduled interest payments due on Notes and junior subordinate debentures in 2022 (excluding any other borrowings that may be made after December 31, 2021). In addition, at December 31, 2021, there were other future obligations and accrued expenses of $12.9 million. For information regarding our operating leases, see “Note 7, Leases” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K. We believe that our liquid assets combined with the available lines of credit provide adequate liquidity to meet our current financial obligations for at least the next 12 months.

BayCom Corp is a separate legal entity from the Bank and must provide for its own liquidity. At December 31, 2021, the Company, on an unconsolidated basis, had liquid assets of $15.9 million. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders, funds paid out for Company stock repurchases, and payments on trust-preferred securities and the Notes held at the Company level. The Company has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends.

As of December 31, 2021, the Company had not paid any cash dividends on its common stock. Subsequent to year end, however, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05 per share on the Company’s outstanding common stock, payable on April 15, 2022 to shareholders of record as of the close of business on March 11, 2022. The Company expects to continue to pay quarterly cash dividends on its common stock subject to the Board of Director’s discretion to modify or terminate this practice at any time and for any reason without prior notice. Assuming continued payment during 2022 at this rate of $0.05 per share, our average total dividend paid each quarter would be approximately $686,000 based on the number of our current outstanding shares (which assumes no increases or decreases in the number of shares, except in connection with the anticipated vesting of currently outstanding equity awards). The dividends, if any, we may pay may be limited as more fully discussed under “Business – Supervision and Regulation – BayCom Corp – Dividends” and “– Regulatory Capital Requirements” contained in “Part I. Item 1. Business” of this Form 10-K.

From time to time, our Board of Directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans may also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. In December 2021, the Company’s board of directors approved its fifth stock repurchase program pursuant to which the Company may repurchase up to seven percent of the Company’s common stock, or approximately 747,000 shares, of which 742,532 shares remain available for repurchase at December 31, 2021. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares. See "Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” contained in Item 5, Part II of this Form 10-K for additional information relating to stock.

Regulatory capital. The Bank, as a state-chartered, federally insured commercial bank, and member of the Federal Reserve is subject to the capital requirements established by the Federal Reserve. The Federal Reserve requires the Bank to maintain capital adequacy that generally parallels the FDIC requirements. The capital adequacy requirements are quantitative measures established by regulation that require the Bank to maintain minimum amounts and ratios of capital. The FDIC requires the Bank to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 Leverage Capital to average assets. Consistent with our goal to operate a sound and profitable organization, our policy is for the Bank to maintain “Well Capitalized” status under the Federal Reserve regulations. Based on capital levels at December 31, 2021 and 2020, the Bank was considered to be Well Capitalized.

The table below shows the capital ratios under the Basel III capital framework as of the dates indicated:

					Minimum
			Minimum		Regulatory
			Regulatory		Requirement for
	Actual		Requirement		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
BayCom Corp
As of December 31, 2021
Tier 1 leverage ratio	$207,678	9.39%	$88,461	4.00%	$110,577	5.00%
Common equity tier 1 capital	207,678	12.51	74,701	4.50	107,901	6.50
Tier 1 capital to risk-weighted assets	217,163	13.08	99,601	6.00	132,801	8.00
Total capital to risk-weighted assets	299,878	18.06	132,801	8.00	166,002	10.00
United Business Bank
As of December 31, 2021
Tier 1 leverage ratio	$243,806	10.63%	$91,785	4.00%	$114,732	5.00%
Common equity tier 1 capital	243,806	14.83	73,977	4.50	106,856	6.50
Tier 1 capital to risk-weighted assets	243,806	14.83	98,636	6.00	131,515	8.00
Total capital to risk-weighted assets	261,521	15.91	131,515	8.00	164,394	10.00

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

For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company’s subsidiary banks to be Well Capitalized under the prompt corrective action regulations. If the Company was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at December 31, 2021, the Company would have exceeded all regulatory capital requirements.

For additional information see “Item 1. Business — Supervision and Regulation — United Business Bank — Capital Requirements” and Note 19, “Regulatory Matters” in the Notes to the Consolidated Financial Statements, included in “Item 8. Financial Statements and Supplementary Data”, within this report.

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

	Net Interest Income Sensitivity Immediate Changes in Rates (1)
	-100	+100	+200	+300

	(Dollars in thousands)
December 31, 2021
Dollar change	$(3,375)	$7,451	$15,939	$24,226
Percent change	2%	5%	10%	15%
December 31, 2020
Dollar change	$(1,546)	$9,123	$19,237	$29,885
Percent change	(1)%	7%	14%	21%
(1)	This data does not reflect any actions that we may undertake in response to changes in interest rates such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on net interest income, if any.

As with any method of gauging interest rate risk, there are certain shortcomings inherent to the methodology noted above. The model assumes interest rate changes are instantaneous parallel shifts in the yield curve. In reality, rate changes are rarely instantaneous. The use of the simplifying assumption that short-term and long-term rates change by the same degree may also misstate historic rate patterns, which rarely show parallel yield curve shifts. Further, the model assumes that certain assets and liabilities of similar maturity or period to repricing will react in the same way to changes in rates. In reality, certain types of financial instruments may react in advance of changes in market rates, while the reaction of other types of financial instruments may lag behind the change in general market rates. Additionally, the methodology noted above does not reflect the full impact of annual and lifetime restrictions on changes in rates for certain assets, such as adjustable-rate loans. When interest rates change, actual loan prepayments and actual early withdrawals from certificates may deviate significantly from the assumptions used in the model. Finally, this methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan borrowers’ ability to service their debt. All of these factors are considered in monitoring the Company’s exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

BAYCOM CORP AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

BayCom Corp

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BayCom Corp and Subsidiary (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Sacramento, California

March 31, 2022

We have served as the Company’s auditor since 2018.

BAYCOM CORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2021 and 2020

(In thousands, except for share data)

	December 31,	December 31,
	2021	2020
ASSETS
Cash and due from banks	$21,178	$29,683
Federal funds sold	358,509	269,646
Cash and cash equivalents	379,687	299,329
Interest bearing deposits in banks	3,585	7,718
Investment securities available-for-sale	174,435	115,590
Federal Home Loan Bank ("FHLB") stock, at par	8,385	7,737
Federal Reserve Bank ("FRB") stock, at par	7,650	7,605
Loans held for sale	6,470	8,664
Loans, net of allowance for loan losses of $17,700 at December 31, 2021 and $17,500 December 31, 2020	1,647,190	1,625,812
Premises and equipment, net	14,370	15,139
Other real estate owned ("OREO")	21	429
Core deposit intangible, net	6,489	8,302
Cash surrender value of bank owned life insurance ("BOLI") policies, net	21,590	20,910
Right-of-use assets ("ROU"), net	12,127	12,049
Goodwill	38,838	38,838
Interest receivable and other assets	29,860	27,544
Total assets	$2,350,697	$2,195,666
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest and interest bearing deposits	$1,985,239	$1,838,397
Other borrowings	—	5,000
Junior subordinated deferrable interest debentures, net	8,403	8,322
Subordinated debt, net	63,542	63,372
Salary continuation plan	4,393	4,009
Lease liabilities	12,657	12,328
Interest payable and other liabilities	13,856	11,647
Total liabilities	2,088,090	1,943,075
Commitments and contingencies (Note 16)
Shareholders' equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding at both December 31, 2021 and December 31, 2020	—	—
Common stock, no par value; 100,000,000 shares authorized; 10,680,386 and 11,295,397 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	157,098	167,242
Additional paid in capital	287	287
Accumulated other comprehensive income, net of tax	2,166	2,697
Retained earnings	103,056	82,365
Total shareholders’ equity	262,607	252,591
Total liabilities and shareholders’ equity	$2,350,697	$2,195,666

The accompanying notes are an integral part of the consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2021, 2020 and 2019

(In thousands, except for share and per share data)

	2021	2020	2019
Interest income:
Loans, including fees	$76,099	$82,186	$65,462
Investment securities and interest bearing deposits in banks	4,558	4,213	10,292
FHLB dividends	494	340	495
FRB dividends	458	453	295
Total interest and dividend income	81,609	87,192	76,544
Interest expense:
Deposits	4,875	6,954	8,165
Subordinated debt	3,582	1,405	—
Other borrowings	345	540	567
Total interest expense	8,802	8,899	8,732
Net interest income	72,807	78,293	67,812
Provision for loan losses	466	10,320	2,224
Net interest income after provision for loan losses	72,341	67,973	65,588
Noninterest income:
Gain on sale of loans	4,795	1,835	2,999
Service charges and other fees	2,403	2,548	2,678
Loan servicing and other loan fees	1,833	2,465	1,945
Gain on sale of premises	12	40	187
Income on investment in Small Business Investment Company (“SBIC”) fund	1,274	875	669
Gain on sale of OREO	15	86	112
Other income and fees	936	926	979
Total noninterest income	11,268	8,775	9,569
Noninterest expense:
Salaries and employee benefits	33,761	33,942	28,807
Occupancy and equipment	7,384	7,088	5,148
Data processing	5,565	8,221	8,364
Other expense	8,419	9,268	9,147
Total noninterest expense	55,129	58,519	51,466
Income before provision for income taxes	28,480	18,229	23,691
Provision for income taxes	7,789	4,503	6,373
Net income	$20,691	$13,726	$17,318
Earnings per common share:
Basic earnings per common share	$1.90	$1.15	$1.47
Weighted average shares outstanding	10,882,344	11,965,245	11,759,334

Diluted earnings per common share	$1.90	$1.15	$1.47
Weighted average shares outstanding	10,882,344	11,965,245	11,759,334

The accompanying notes are an integral part of the consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31, 2021, 2020 and 2019

(In thousands)

	2021	2020	2019
Net income	$20,691	$13,726	$17,318
Other comprehensive income:
Change in unrealized (loss) gain on available-for-sale securities	(740)	2,024	1,896
Deferred tax benefit (expense)	209	(578)	(542)
Other comprehensive (loss)/income, net of tax	(531)	1,446	1,354
Total comprehensive income	$20,160	$15,172	$18,672

The accompanying notes are an integral part of the consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended December 31, 2021, 2020 and 2019

(In thousands, except for share data)

				Accumulated
		Common	Additional	Other		Total
	Number of	Stock	Paid in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Capital	Income/(Loss)	Earnings	Equity
Balance, January 1, 2019	10,869,275	$149,248	$287	$(103)	$51,321	$200,753
Net income					17,318	17,318
Other comprehensive income, net				1,354		1,354
Restricted stock granted	77,335					—
Stock based compensation		1,154				1,154
Issuance of shares	1,991,809	44,598				44,598
Repurchase of shares	(493,787)	(10,957)				(10,957)
Balance, December 31, 2019	12,444,632	$184,043	$287	$1,251	$68,639	$254,220
Net income					13,726	13,726
Other comprehensive income, net				1,446		1,446
Restricted stock granted	129,066					—
Restricted stock forfeited	(1,432)					—
Stock based compensation		1,456				1,456
Repurchase of shares	(1,276,869)	(18,257)				(18,257)
Balance, December 31, 2020	11,295,397	167,242	287	2,697	82,365	252,591
Net income					20,691	20,691
Other comprehensive loss, net				(531)		(531)
Restricted stock granted	36,415					—
Restricted stock forfeited	(2,692)					—
Stock based compensation		1,407				1,407
Repurchase of shares	(648,734)	(11,551)				(11,551)
Balance, December 31, 2021	10,680,386	$157,098	$287	$2,166	$103,056	$262,607

The accompanying notes are an integral part of the consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2021, 2020 and 2019

(In thousands)

	2021	2020	2019
Cash flows from operating activities:
Net income	$20,691	$13,726	$17,318
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	466	10,320	2,224
Increase (decrease) in deferred tax assets	117	(2,538)	1,375
Accretion on acquired loans	(1,262)	(5,100)	(4,313)
Gain on sale of loans	(4,795)	(1,835)	(2,999)
Gain on sale of securities	(41)	—	—
Proceeds from sale of loans	45,846	23,953	38,410
Loans originated for sale	(54,577)	(32,635)	(52,462)
Gain on sale of premises, net	(12)	(40)	(187)
Gain on sale of OREO	(15)	(86)	(112)
Accretion on junior subordinated debentures	251	80	81
Increase in cash surrender value of life insurance policies	(680)	(666)	(642)
Amortization/accretion of premiums/discounts on investment securities, net	499	689	507
Depreciation and amortization	2,043	1,864	1,207
Core deposit intangible amortization	1,813	1,832	1,624
Stock based compensation expense	1,407	1,456	1,154
(Decrease) increase in deferred loan origination fees, net	(1,944)	3,396	85
Increase in interest receivable and other assets	(2,553)	(1,155)	(12,041)
Increase in salary continuation plan, net	384	351	320
Increase (decrease) in interest payable and other liabilities	2,791	(3,615)	15,407
Net cash provided by operating activities	10,429	9,997	6,956
Cash flows from investing activities:
Proceeds from maturities of interest bearing deposits in banks	4,133	10,061	2,241
Purchase of investment securities	(91,024)	(21,195)	(16,858)
Proceeds from the maturities, repayments and calls of investment securities	27,955	31,215	12,698
Proceeds from the sales of investment securities	3,026	—	16,800
Purchase of Federal Home Loan Bank stock	(648)	(398)	(236)
Purchase of Federal Reserve Bank stock	(45)	(874)	(1,858)
Increase in loans, net	(2,918)	(82,215)	(48,454)
Proceeds from sale of premises	46	660	4,961
Proceeds from sale of OREO	422	736	457
Purchase of equipment and leasehold improvements, net	(1,309)	(3,215)	(1,399)
Net cash paid out for acquisitions	—	(8,432)	32,575
Net cash used in investing activities	(60,362)	(73,657)	927

The accompanying notes are an integral part of the consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

For the years ended December 31, 2021, 2020 and 2019

(In thousands)

	2021	2020	2019
Cash flows from financing activities:
Increase in noninterest and interest bearing deposits in banks, net	31,517	111,241	13,435
Increase (decrease) in time deposits, net	115,325	(92,174)	(38,560)
Repayment of junior subordinated debentures	—	(1,575)	—
Proceeds from issuance of subordinated debt, net	—	63,372	—
Advances from Federal Home Loan Bank	—	110,000	—
Repayment of Federal Home Loan Bank borrowings	(5,000)	(105,000)	—
Increase in other borrowings	—	6,000	—
Repayment of other borrowings	—	(6,000)	—
Repurchase of common stock	(11,551)	(18,257)	(10,957)
Net cash provided by financing activities	130,291	67,607	(36,082)
Increase in cash and cash equivalents	80,358	3,947	(28,199)
Cash and cash equivalents at beginning of period	299,329	295,382	323,581
Cash and cash equivalents at end of period	$379,687	$299,329	$295,382

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$9,013	$9,214	$7,454
Income taxes paid, net	7,100	8,071	5,054
Non-cash investing and financing activities:
Change in unrealized (loss) gain on available-for-sale securities, net of tax	$(531)	$1,446	$1,354
Transfer of loans to other real estate owned	—	505	—
Recognition of ROU assets	645	760	17,181
Recognition of lease liability	652	707	17,201
Acquisition:
Assets acquired, net of cash received	$—	$109,429	$463,091
Liabilities assumed	—	120,409	471,940
Cash consideration	—	13,886	57,998
Common stock issued	—	—	44,598
Goodwill	—	3,372	20,872

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

The Bank, formerly known as Bay Commercial Bank, opened for business on July 20, 2004. The Bank provides a broad range of financial services primarily to local small and mid-sized businesses, service professionals and individuals through its 33 full-service banking branches. The main office is located in Walnut Creek, California and branch offices are located in Oakland, Castro Valley, Mountain View, Stockton, Pleasanton, Livermore, San Jose, Long Beach, Sacramento, San Francisco, Buena Park, Los Angeles, and Garden Grove, Waterloo, California, and Seattle, Washington (2), New Mexico (5) and Colorado (11). The Company is subject to regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve”). The Bank is subject to regulation by the California Department of Financial Protection and Innovation (“DFPI”), which until September 29, 2020 was known as the California Department of Business Oversight, and as a state-member bank, by the Federal Reserve.

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

The accounting and reporting policies of the Company conform to U.S. GAAP and prevailing practice within the banking industry. As an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, the consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of December 31, 2021, there is no significant difference in the comparability of the consolidated financial statements as a result of this extended transition period.

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

Cash and Cash Equivalents

Cash equivalents are defined as short-term, highly liquid investments both readily convertible into known amounts of cash and so near maturity that there is insignificant risk of change in value because of changes in interest rates. Generally, only investments with original maturities of three months or less at the time of purchase qualify as cash equivalents. Cash and cash equivalents include cash and due from banks and federal funds sold. Generally, banks are required to maintain noninterest bearing cash reserves equal to a percentage of certain deposits. For the years ended December 31, 2021 and 2020, $177.6 million and $92.7 million in reserve balances were required, respectively.

As of December 31, 2021 and 2020, the Company had cash deposits at other financial institutions in excess of FDIC insured limits. The Company places these deposits with major financial institutions and management monitors the financial condition of these institutions and believes the risk of loss to be minimal. At December 31, 2021, the Company did not hold interest bearing money market accounts in these financial institutions. At December 31, 2020, the Company held interest bearing money market accounts in these financial institutions totaling $20.0 million, with a yield of 0.25%.

Interest Bearing Deposits in Banks

The Company invests in certificates of time deposits with other banks. At December 31, 2021 and 2020, the certificates of time deposits with other banks totaled $3.6 million and $7.7 million, with a yield of 2.45% and 2.54%, respectively. These deposits do not exceed FDIC limits and mature between one and six years.

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

The Paycheck Protection Program (“PPP”), established by the Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act") and implemented by the U.S. Small Business Administration (“SBA”), provided the Bank with delegated authority to process and originate PPP loans. When certain criteria are met, PPP loans are subject to forgiveness and the Bank will receive payment of the forgiveness amount from the SBA. PPP loans have a contractual term of two or five years and provide borrowers with an automatic payment deferral of principal and interest. PPP

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

processing fees are deferred and recognized into interest income on straight line basis over the contractual life of the loans, but may be accelerated upon forgiveness or prepayment.

Loans Purchased

From time to time, the Bank may purchase whole-loans including multi-family residential, single-family residential and commercial and industrial loans that were not acquired in bank acquisitions. As of December 31, 2021 and 2020, purchased loans outstanding of collection totaled $145.4 million and $188.3 million respectively. Purchase premiums remaining on the purchased loans totaled $533,000 and $1.8 million at December 31, 2021 and 2020, respectively. The purchased loans consist of adjustable rate multi-family residential mortgages on properties within the Company’s markets and adjustable rate commercial and industrial loans both inside and outside the Company’s markets.

The purchase decision is usually based on several factors, including current loan origination volumes, market interest rates, excess liquidity, our continuous efforts to meet the credit needs of certain borrowers under the Community Reinvestment Act (“CRA”), as well as other asset/liability management strategies. All of the purchased loans are selected using the Bank’s normal underwriting criteria at the time of purchase, or in some cases guaranteed by third parties. At December 31, 2021 and 2020, none of the purchased loans were past due 30 days or more. At December 31, 2021 and 2020, the Company has allocated approximately $1.5 million and $2.1 million, respectively, of the allowance for loan losses to the purchased loans. These loans are reserved for under the Company’s general allowance component. The decrease in the reserves is consistent with the decrease in balance of purchased loans outstanding of collection at December 31, 2021.

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

Salaries, employee benefits and other expenses totaling $2.0 million and $1.0 million were deferred as loan origination costs for the years ended December 31, 2021 and 2020, respectively.

Allowance for Loan Losses

The allowance for loan losses is evaluated on a regular basis by management. Periodically, the Company charges current earnings with provisions for estimated probable losses of loans receivable. The provision or adjustment takes into

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

consideration the adequacy of the total allowance for loan losses giving due consideration to specifically identified problem loans, the financial condition of the borrower, fair value of the underlying collateral, recourse provisions, prevailing economic conditions, and other factors. Additional consideration is given to the Company’s historical loan loss experience relative to the Company’s loan portfolio concentrations related to industry, collateral and geography. The Company considers this concentration of credit risk when assessing and assigning qualitative factors in the allowance for loan losses. Portfolio segments identified by the Company include commercial and industrial, construction and land, commercial real estate including multifamily, residential real estate and consumer. This evaluation is inherently subjective and requires estimates that are susceptible to significant change as additional or new information becomes available. Relevant risk characteristics for the Company’s loan portfolio segments include vintage of the loan, debt service coverage, loan-to-value ratios and other financial performance ratios. At December 31, 2021 and 2020, management believes the allowance for loan losses adequately reflects the credit risk in the loan portfolio.

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

The Company did not designate loans with payment deferrals granted due to the novel coronavirus of 2019 (“COVID-19’) pandemic as delinquent in accordance with provisions of CARES Act” and the Consolidated Appropriations Act, 2021 (the “CAA, 2021”) and related regulatory guidance. Additional analysis was completed on the allowance for loan losses during 2021 based on the significance of loan modifications in accordance with the CARES Act and regulatory guidance and loan risk rating downgrades as well as additional risk factors related to COVID-19. Loan modifications in accordance with the CARES Act and related regulatory guidance are still subject to an evaluation in regard to determining whether or not a loan is deemed to be impaired.

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

Goodwill, Core Deposit Intangible and Long-Lived Assets

Goodwill is determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and the liabilities assumed as of the acquisition date. Goodwill and other intangible assets are assessed for impairment annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. The Company performed its annual impairment analysis and determined no impairment existed as of December 31, 2021. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Core deposit intangible represents the estimated future benefit of deposits related to an acquisition and is booked separately from the related deposits and amortized over an estimated useful life of seven to ten years.

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

Loans serviced for others totaled $253.7 million and $260.3 million as of December 31, 2021 and 2020, respectively. Servicing assets, included in interest receivable and other assets in the consolidated statements of financial condition, totaled $1.9 million and $1.8 million as of December 31, 2021 and 2020, respectively. There were no servicing liabilities, included in interest payable and other liabilities on the consolidated balance sheets, as of December 31, 2021 and $26,000 as of December 31, 2020.

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

The portions of the SBA loans that are guaranteed by the SBA are classified by management as loans held for sale since the Company intends to sell these loans. Loans held for sale are recorded at their lower aggregate cost or estimated fair value. During 2021, the Company sold $45.8 million of SBA loans in the secondary market, all of which settled by end of year 2021. During 2020, the Company sold $24.0 million of SBA loans in the secondary market, all of which settled by end of year 2020.

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

Revenue Recognition

The Company records revenue from contracts with clients in accordance with Accounting Standards Codification Topic 606, “Revenue from Contracts with Clients” (“Topic 606”). Under Topic 606, the Company must identify the contract with a client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the Company satisfies a performance obligation.

Most of our revenue-generating transactions are not subject to Topic 606, including revenue generated from financial instruments, such as our loans and investment securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of the new guidance. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with clients, and therefore, does not experience significant contract balances. As of December 31, 2021 and December 31, 2020, the Company did not have any significant contract balances. The following are descriptions of revenues within the scope of ASC 606.

Deposit fees and service charges

The Company earns fees from its deposit clients for account maintenance, transaction-based and overdraft services. Account maintenance fees consist primarily of account fees and analyzed account fees charged on deposit accounts on a monthly basis. The performance obligation is satisfied and the fees are recognized on a monthly basis as the service period is completed. Transaction-based fees on deposit accounts are charged to deposit clients for specific services provided to the client, such as non-sufficient funds fees, overdraft fees, and wire fees. The performance obligation is completed as the transaction occurs and the fees are recognized at the time each specific service is provided to the client.

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

Stock Based Compensation

Restricted Equity Grants

The Company granted restricted stock to directors and employees in 2021 and 2020. The grant-date fair value of the award is amortized on the straight-line basis over the requisite service period, which is generally the vesting period, as compensation expense in salaries and benefits for employees and other noninterest expense for directors.

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

Repurchase of Common Stock

On December 15, 2021, the Company announced that its Board of Directors approved a stock repurchase program for the repurchase of up to 747,000 shares of its common stock, or approximately 7% of its outstanding shares, over a one-year period through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. This was the fifth stock repurchase plan since October 2019. On February 22, 2021, the Company announced that its Board of Directors approved a stock repurchase program for the repurchase of up to 560,000 shares of its common stock, or approximately 5% of its outstanding shares, over a one-year period through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. This was the fourth stock repurchase plan since October 2019. During the year ended December 31, 2021, the Company, utilizing the two above referenced plans, repurchased a total of 648,734 shares of the Company’s common stock. As of December 31, 2021, 742,532 shares of Company common stock remained available for future purchases under the December 2021 stock repurchase plan.

The first three stock repurchase plans, announced by the Company in October 2019, March 2020 and October 2020 authorized the repurchase of a total of 1,854,922 shares. During the year end December 31, 2020, the Company repurchased a total of 1,276,869 shares under these plans.

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

Recent Accounting Pronouncements Adopted

In December 2019, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 provides that state franchise or similar taxes that are based, at least in part on an entity’s income, be included in an entity’s income tax recognized as income-based taxes. The ASU further clarifies that the effect of any change in tax laws or rates used in the computation of the annual effective tax rate are required to be reflected in the first interim period that includes the enactment date of the legislation. Technical changes to eliminate exceptions to Topic 740 related to intra-period tax allocations for entities with losses from continuing operations, deferred tax liabilities related to change in ownership of foreign entities, and interim-period tax allocations for businesses with losses where the losses are expected to be

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

realized. The Company adopted ASU 2019-12 on December 15, 2020. The adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated financial statements.

In October 2020, the FASB issued ASU 2020-08, “Receivables – Nonrefundable Fees and Other Costs” (ASU 2020-08”). ASU 2020-08 clarifies that the Company should reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 for each reporting period. The Company adopted ASU 2020-08 on December 15, 2020. The adoption of ASU 2020-08 did not have a material impact on the Company’s consolidated financial statements.

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

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of reference Rate Reform on Financial Reporting. This ASU applies to contracts, hedging relationships and other transactions that reference LIBOR or other rate references expected to be discontinued because of reference rate reform. The ASU permits an entity to make necessary modifications to eligible contracts or transactions without requiring contract remeasurement or reassessment of a previous accounting determination. In January 2021, ASU 2021-01 updated amendments in the new ASU to clarify  that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Amendments in this ASU to the expedients and exceptions in Topic 848 capture the incremental consequences of the scope clarification and tailor the existing guidance to derivative basis. The amendments in this ASU have differing effective dates, beginning with an interim period including and subsequent to March 12, 2020 through December 31, 2022. The Company does not expect the adoption of ASU 2020-04 to have a material impact on its consolidated financial statement

Recent Events

On March 22, 2020, the Interagency Statement was issued by our banking regulators that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act terminates. The Interagency Statement was subsequently revised in April 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations. On December 27, 2020, the CAA, 2021 was signed into law Section 541 of CAA, 2021 extends this relief to the earlier of January 1, 2022 or 60 days after the national emergency termination date. As of December 31, 2021 and 2020, the amount of portfolio loans remaining under payment/relief agreements totaled $2.7 million and $66.7 million, respectively. The majority of these modifications involved short-term (e.g. less than six months) extensions and/or interest-only periods.

Subsequent Events

Management has evaluated subsequent events for potential recognition and disclosure through March 31, 2022, the date the financial statements were issued.

On September 7, 2021, the Company announced the execution of a definitive agreement to acquire in an all-stock transaction Pacific Enterprise Bancorp (“PEB”), the holding company for Pacific Enterprise Bank, a California-chartered commercial bank. Subject to the terms and conditions of the merger agreement, the transaction provided for the PEB shareholders to receive consideration of 1.0292 shares of BayCom common stock in exchange for each share of PEB common stock representing an aggregate transaction value of approximately $64.4 million. The PEB transaction was completed effective February 1, 2022. Upon closing of the transaction, PEB merged into the Company and Pacific Enterprise Bank merged into the Bank. At December 31, 2021, PEB had approximately $518.5 million in assets, $429.7 million in loans, $403.4 million in deposits and $64.8 million in stockholders’ equity. Upon completion of the transaction, the combined company has approximately $2.9 billion in total assets, $2.1 billion in total loans and $2.4 billion in total deposits. The transaction expands the Company’s presence in Orange County, California. Pacific Enterprise Bank serves its communities through its one full-service location in Irvine, California. With this acquisition the United Business Bank has a total of 34 full-service locations, with 16 locations in California, two in Washington, five in New Mexico and 11 in Colorado.

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

The following table summarizes the fair value of the assets acquired and liabilities assumed at the acquisition date:

GMB
Acquisition
Date
February 4, 2020
Fair value of assets:
Cash and due from banks	$5,454
Total cash and cash equivalents	5,454
Interest bearing deposits in banks	16,040
Investment securities available-for-sale	4,369
FHLB stock, at par	165
Loans, net	98,410
Premises and equipment, net	3,879
Core deposit intangible	949
Deferred tax assets, net	728
Interest receivable and other assets	929
Total assets acquired	130,923
Liabilities:
Deposits
Noninterest bearing	30,937
Interest bearing	87,210
Total Deposits	118,147

Junior subordinated debentures, net	1,575
Interest payable and other liabilities	687
Total liabilities assumed	120,409

Cash consideration	13,886
Goodwill	$3,372

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

The following table presents the net assets acquired and the estimated fair value adjustments, which resulted in goodwill at the acquisition date:

GMB
Acquisition
Date
February 4, 2020
Book value of net assets acquired	$10,348
Fair value adjustments:
Investments available-for-sale	(10)
Loans, net	484
Premises and equipment, net	(1,000)
Core deposit intangible	949
Tax assets	(139)
Time deposits	(25)
Junior subordinated debentures, net	(98)
Write-down other (assets) liabilities	5
Total purchase accounting adjustments	166
Cash paid	13,886
Total price paid	13,886

Pro Forma Results of Operations (Unaudited)

The operating results of the Company in the consolidated statements of income include the operating results of  GMB, TIG and UFC, since their respective acquisition dates. The following table represents the net interest income, net income, basic and diluted earnings per share, as if the mergers with GMB, TIG and UFC were effective January 1, 2020 and 2019, for the respective years in which each acquisition was closed. The unaudited pro forma information in the following table is intended for informational purposes only and is not necessarily indicative of future operating results or operating results that would have occurred had the mergers been completed at the beginning of each respective year. No assumptions have been applied to the pro forma results of operation regarding possible revenue enhancements, expense efficiencies or asset dispositions.

Unaudited pro forma net interest income, net income and earnings per share are presented below:

	December 31,	December 31,
	2020	2019

Net interest income	$78,695	$80,649
Net income	12,929	20,447
Basic earnings per share	$1.08	$1.74
Diluted earnings per share	1.08	1.74

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

Acquisition Expenses

Acquisition expenses are recognized as incurred and continue until all systems are converted and operational functions become fully integrated. The Company incurred third-party acquisition expenses in the consolidated statements of income for the periods indicated are as follows:

	December 31, 2020	December 31, 2019
	GMB	TIG	UFC	Total
Professional fees	$369	$403	$535	$938
Data processing	2,000	1,709	2,657	4,366
Severance expense	266	257	578	835
Other	383	115	365	480
Total	$3,018	$2,484	$4,135	$6,619

3.            INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale at the dates indicated are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
December 31, 2021
U.S. Government Agencies	$1,510	$—	$—	$1,510
Preferred equity securities	18,331	446	—	18,777
Municipal securities	23,646	493	(16)	24,123
Mortgage-backed securities	33,973	1,333	(210)	35,096
Collateralized mortgage obligations	27,228	436	(158)	27,506
SBA securities	6,055	53	(20)	6,088
Corporate bonds	60,650	851	(166)	61,335
Total	$171,393	$3,612	$(570)	$174,435

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
December 31, 2020
U.S. Government Agencies	$5,523	$25	$(4)	$5,544
Municipal securities	15,992	695	—	16,687
Mortgage-backed securities	34,567	2,033	(22)	36,578
Collateralized mortgage obligations	26,649	1,054	(8)	27,695
SBA securities	7,661	52	(46)	7,667
Corporate bonds	21,417	85	(83)	21,419
Total	$111,809	$3,944	$(163)	$115,590

During year ended December 31, 2021, the Company sold $3.0 million in available-for-sale investments for gross realized gains of $41,000 and did not sell any securities available-for-sale for the year ended December 31, 2020.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

The estimated fair value and gross unrealized losses for securities available-for-sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position at the dates indicated are as follows:

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
December 31, 2021
Municipal securities	$3,932	$(16)	$—	$—	$3,932	$(16)
Mortgage-backed securities	2,954	(111)	2,133	(99)	5,087	(210)
Collateralized mortgage obligations	9,236	(108)	1,605	(50)	10,841	(158)
SBA securities	134	—	1,058	(20)	1,192	(20)
Corporate bonds	23,084	(166)	—	—	23,084	(166)
Total	$39,340	$(401)	$4,796	$(169)	$44,136	$(570)

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
December 31, 2020
U.S. Government Agencies	$1,511	$(4)	$—	$—	$1,511	$(4)
Municipal securities	502	—	—	—	502	—
Mortgage-backed securities	2,164	(10)	478	(12)	2,642	(22)
Collateralized mortgage obligations	1,742	(3)	797	(5)	2,539	(8)
SBA securities	562	(1)	3,705	(45)	4,267	(46)
Corporate bonds	10,432	(81)	1,001	(2)	11,433	(83)
Total	$16,913	$(99)	$5,981	$(64)	$22,894	$(163)

Certain investment securities shown in the previous tables have fair values less than amortized cost and therefore contain unrealized losses. At December 31, 2021, management has evaluated all securities and has determined that no securities are other than temporarily impaired. Because the Company does not intend to sell and it is more likely than not that management will not be required to sell the securities prior to their anticipated recovery, which may be maturity, the Company does not consider these securities to be other-than temporarily impaired.

At December 31, 2021, the Company held 359 investment securities, of which 17 were in an unrealized loss position for more than twelve months and 38 were in an unrealized loss position for less than twelve months. These temporary unrealized losses relate principally to current interest rates for similar types of securities. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

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

	December 31, 2021		December 31, 2020
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
Available-for-sale
Due in one year or less	$862	$865	$7,273	$7,342
Due after one through five years	41,850	42,950	19,424	20,322
Due after five years through ten years	79,116	79,993	34,165	34,898
Due after ten years	49,565	50,627	50,947	53,028
Total	$171,393	$174,435	$111,809	$115,590

At December 31, 2021 and 2020, there were no securities pledged.

4.            LOANS

The Company’s loan portfolio at the dates indicated is summarized below:

	December 31,	December 31,
	2021	2020
Commercial and industrial	$230,177	$309,961
Construction and land	13,371	22,696
Commercial real estate	1,299,684	1,144,560
Residential	118,423	164,724
Consumer	5,138	5,218
Total loans	1,666,793	1,647,159
Net deferred loan fees	(1,903)	(3,847)
Allowance for loan losses	(17,700)	(17,500)
Net loans	$1,647,190	$1,625,812

During the year ended December 31, 2021, the Bank participated in the PPP, a guaranteed unsecured loan program enacted under the CARES Act to provide near-term relief to help small businesses impacted by COVID-19 sustain operations. At December 31, 2021, PPP loans included in commercial and industrial business loans totaled $69.6 million, all of which are fully guaranteed by the SBA, compared to $136.5 million as of December 31, 2020. The Bank expects that the great majority of PPP borrowers will seek full or partial forgiveness of their loan obligations in accordance with the CARES Act.

For the years ended December 31, 2021 and 2020, impaired loans on nonaccrual were $6.9 million and $8.4 million, respectively. Interest foregone on nonaccrual loans was approximately $281,000 and $118,000 for the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021 and 2020, the Company had floating or variable rate loans totaling $955.2 million and $936.7 million, respectively. As of December 31, 2021, a total of $693.0 million have interest rate floors, of which $651.7 million, were at their floors. As of December 31, 2020, a total of $634.1 million have interest rate floors, of which $558.9 million were at their floors.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

The Company’s total impaired loans, including nonaccrual loans, accruing TDR loans and accreting PCI loans that have experienced post-acquisition declines in cash flows expected to be collected are summarized as follows:

	Commercial	Construction	Commercial
	and industrial	and land	real estate	Residential	Consumer	Total
December 31, 2021
Recorded investment in impaired loans:
With no specific allowance recorded	$112	$36	$5,015	$1,441	$—	$6,604
With a specific allowance recorded	681	—	262	146	—	1,089
Total recorded investment in impaired loans	$793	$36	$5,277	$1,587	$—	$7,693
Specific allowance on impaired loans	$681	$—	$224	$25	$—	930

December 31, 2020
Recorded investment in impaired loans:
With no specific allowance recorded	$120	$36	$5,689	$2,040	$—	$7,885
With a specific allowance recorded	728	—	451	155	—	1,334
Total recorded investment in impaired loans	$848	$36	$6,140	$2,195	$—	$9,219
Specific allowance on impaired loans	$420	$—	$77	$24	$—	$521

Year ended December 31, 2021
Average recorded investment in impaired loans	$795	$346	$5,624	$2,094	$—	$8,859
Interest recognized	69	—	123	50	—	242

Year ended December 31, 2020
Average recorded investment in impaired loans	844	2,095	3,468	1,731	2	8,140
Interest recognized	4	151	46	—	—	201

In 2021 and 2020, the Company recorded no charge-offs related to restructured loans. As of December 31, 2021, TDR loans had a related allowance of $259,000 and as of December 31, 2020, TDR loans had a related allowance of $35,000. There are no commitments to lend additional amounts to borrowers with outstanding loans that are classified as TDRs at December 31, 2021. As of December 31, 2021 and 2020, $765,000 and $798,000 of TDR loans were performing in accordance with their modified terms, respectively.

A summary of TDRs by type of concession and type of loan as of the years ended:

	Number of	Rate	Term	Rate & term
	loans	modification	modification	modification	Total
December 31, 2021
Commercial and industrial	2	$—	$25	$—	$25
Construction and land	—	—	—	—	—
Commercial real estate	4	—	2,237	—	2,237
Residential	1	—	146	—	146
Consumer	—	—	—	—	—
Total	7	$—	$2,408	$—	$2,408

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

	Number of	Rate	Term	Rate & term
	loans	modification	modification	modification	Total
December 31, 2020
Commercial and industrial	2	$—	$31	$—	$31
Construction and land	—	—	—	—	—
Commercial real estate	2	—	1,180	—	1,180
Residential	1	—	155	—	155
Consumer	—	—	—	—	—
Total	5	$—	$1,366	$—	$1,366

The following tables present information for loans by class, modified as TDRs, during the years indicated:

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	loans	Investment	Investment
Year ended December 31, 2021
Commercial and industrial	—	$—	$—
Construction and land	—	—	—
Commercial real estate	1	262	262
Residential	—	—	—
Consumer	—	—	—
Total	1	$262	$262

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	loans	Investment	Investment
Year ended December 31, 2020
Commercial and industrial	1	$24	$24
Construction and land	—	—	—
Commercial real estate	—	—	—
Residential	1	160	160
Consumer	—	—	—
Total	2	$184	$184

The following tables represent the internally assigned risk grade by class of loans at the years indicated:

		Special
	Pass	Mention	Substandard	Doubtful	Total
December 31, 2021
Commercial and industrial	$216,611	$9,178	$4,388	$—	$230,177
Construction and land	13,264	71	36	—	13,371
Commercial real estate	1,264,269	28,438	6,977	—	1,299,684
Residential	115,534	1,250	1,639	—	118,423
Consumer	5,116	—	22	—	5,138
Total	$1,614,794	$38,937	$13,062	$—	$1,666,793

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

The following table provides an aging of the Company’s loans receivable as of the years indicated:

								Recorded
			90 Days					investment >
	30–59 Days	60–89 Days	or more	Total			Total loans	90 days and
	past due	past due	past due	past due	Current	PCI loans	receivable	accruing
December 31, 2021
Commercial and industrial	$275	$10	$606	$891	$228,980	$306	$230,177	$—
Construction and land	—	338	36	374	12,997	—	13,371	—
Commercial real estate	196	410	2,621	3,227	1,286,311	10,146	1,299,684	—
Residential	1,442	21	1,031	2,494	114,162	1,767	118,423	—
Consumer	3	—	—	3	5,135	—	5,138	—
Total	$1,916	$779	$4,294	$6,989	$1,647,585	$12,219	$1,666,793	$—

								Recorded
			90 Days					investment >
	30–59 Days	60–89 Days	or more	Total			Total loans	90 days and
	past due	past due	past due	past due	Current	PCI loans	receivable	accruing
December 31, 2020
Commercial and industrial	$265	$128	$707	$1,100	$308,239	$622	$309,961	$—
Construction and land	65	—	269	334	22,311	51	22,696	233
Commercial real estate	254	406	1,518	2,178	1,129,966	12,416	1,144,560	—
Residential	80	155	1,412	1,647	160,556	2,521	164,724	—
Consumer	1	—	—	1	5,217	—	5,218	—
Total	$665	$689	$3,906	$5,260	$1,626,289	$15,610	$1,647,159	$233

PCI Loans

The unpaid principal balance and carrying value of the Company’s PCI loans at the years indicated are as follows:

	December 31, 2021		December 31, 2020
	Unpaid		Unpaid
	principal	Carrying	principal	Carrying
	balance	value	balance	value
Commercial and industrial	$546	$306	$1,000	$622
Construction and land	—	—	100	51
Commercial real estate	11,519	10,146	14,096	12,416
Residential	2,202	1,767	3,127	2,521
Total	$14,267	$12,219	$18,323	$15,610

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

At December 31, 2021, the accretable and nonaccretable differences were approximately $508,000 and $1.5 million, respectively. At December 31, 2020, the accretable and nonaccretable differences were approximately $383,000 and $2.3 million, respectively. The Company did not have any allowance for loan losses for PCI loans during the year ended December 31, 2021, compared to $107,000 during the year ended December 31, 2020.

The following table reflects the changes in the accretable yield of PCI loans for the years indicated:

	December 31,
	2021	2020
Balance at beginning of period	$383	$554
Additions	—	291
Removals	(183)	(51)
Transfers from nonaccretable yield	145	—
Accretion	163	(411)
Balance at end of period	$508	$383

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

	Commercial	Construction	Commercial
	and industrial	and land	real estate	Residential	Consumer	Total
December 31, 2021
Allowance for loan losses
Beginning balance	$4,042	$378	$11,211	$1,856	$13	$17,500
Charge-offs	(232)	—	(44)	—	(5)	(281)
Recoveries	11	4	—	—	—	15
Provision (reclassification) for loan losses	(560)	(207)	1,542	(320)	11	466
Ending balance	$3,261	$175	$12,709	$1,536	$19	$17,700

Allowance for loan losses by methodology:
Loans individually evaluated for impairment	$681	$—	$224	$25	$—	$930
Loans collectively evaluated for impairment	2,580	175	12,485	1,511	19	16,770
PCI loans	—	—	—	—	—	—

Loans receivable by methodology:
Individually evaluated for impairment	$793	$1,587	$5,277	$36	$—	$7,693
Collectively evaluated for impairment	229,078	11,784	1,284,261	116,620	5,138	1,646,881
PCI loans	306	—	10,146	1,767	—	12,219
Total loans	$230,177	$13,371	$1,299,684	$118,423	$5,138	$1,666,793

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

	Commercial	Construction	Commercial
	and industrial	and land	real estate	Residential	Consumer	Total
December 31, 2020
Allowance for loan losses
Beginning balance	$1,788	$167	$5,004	$427	$14	$7,400
Charge-offs	(199)	(20)	—	(1)	(17)	(237)
Recoveries	13	—	4	—	—	17
Provision for loan losses	$2,440	231	6,203	1,430	16	10,320
Ending balance	4,042	$378	$11,211	$1,856	$13	$17,500

Allowance for loan losses by methodology:
Loans individually evaluated for impairment	$420	$-	$77	$24	$-	$521
Loans collectively evaluated for impairment	3,515	378	11,134	1,832	13	16,872
PCI loans	107	-	-	-	-	107

Loans receivable by methodology:
Individually evaluated for impairment	$848	$36	$6,140	$2,195	$-	$9,219
Collectively evaluated for impairment	308,491	22,609	1,126,004	160,008	5,218	1,622,330
PCI loans	622	51	12,416	2,521	-	15,610
Total loans	$309,961	$22,696	$1,144,560	$164,724	$5,218	$1,647,159

6.            PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at the dates indicated:

	December 31,	December 31,
	2021	2020
Premises owned	$11,015	$10,891
Leasehold improvements	2,608	3,274
Furniture, fixtures and equipment	6,201	6,940
Less accumulated depreciation and amortization	(5,454)	(5,966)
Total premises and equipment, net	$14,370	$15,139

Depreciation and amortization included in occupancy and equipment expense totaled $2.0 million, $1.9 million and $1.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

7.            LEASES

The Company currently owns 15 of our banking branches and lease the remaining 18 branches under noncancelable operating leases. These leases expire on various dates through 2030. The Company’s leases often have an option to renew one or more times, at the Company’s discretion, following the expiration of the initial term. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. The Company uses the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term.

The below maturity schedule represents the undiscounted lease payments for the five-year period and thereafter as of December 31, 2021.

Year ending December 31,
2022	$3,201
2023	2,791
2024	2,257
2025	1,568
2026	1,300
Thereafter	2,448
Total undiscounted cash flows	13,565
Less: interest	(908)
Present value of lease payments	$12,657

The following table presents the remaining weighted average lease term and discount rate at the date indicated:

	December 31, 2021
Weighted-average remaining lease term	5.4	years
Weighted-average discount rate	2.52%

Rental expense included in occupancy and equipment on the consolidated statements of income totaled $3.4 million, $3.3 million and $3.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

8.            OTHER REAL ESTATE OWNED

Other real estate owned as of the dates indicated consisted of the following:

	December 31,	December 31,
	2021	2020
Land	$21	$429
Total	$21	$429

As of December 31, 2021, there were two residential mortgage loans in the process of foreclosure totaling $1.0 million, compared to two residential mortgage loans in the process of foreclosure totaling $690,000 at December 31, 2020.

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

Impairment exists when a reporting unit’s fair value is less than its carrying amount, including goodwill. Due to the adverse and unknown economic impacts resulting from the COVID-19 pandemic, the Company performed a goodwill impairment qualitative assessment during each quarter of 2021 to determine if it is not more likely than not that the fair value of the Company’s reporting unit exceeded its carrying value, including goodwill.

As of December 31, 2021 the Company’s qualitative assessment which considered the Company’s continued profitability, positive equity, average community bank merger deal values realized during 2021, net interest margin, allowance for loan loss, and the continued growth in its core deposit portfolio, the Company concluded that the goodwill of the Company’s reporting unit, the Bank, is not more likely than not to be impaired

Core Deposit Intangible

Changes in the Company’s core deposit intangible for the periods indicated were as follows:

	December 31,	December 31,
	2021	2020
Balance at beginning of period	$8,302	$9,185
Additions	—	949
Less amortization	(1,813)	(1,832)
Balance at end of period	$6,489	$8,302

Estimated annual amortization at December 31, 2021 is as follows:

Year ending December 31,
2022	$1,813
2023	1,034
2024	970
2025	927
2026	455
Thereafter	1,290
Total	$6,489

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

10.         INTEREST RECEIVABLE AND OTHER ASSETS

The Company’s other assets at the dates indicated consisted of the following:

	December 31,	December 31,
	2021	2020
Tax assets, net	$10,573	$8,577
Accrued interest receivable	5,929	7,312
Investment in SBIC Fund	4,731	3,497
Prepaid assets	1,598	1,594
Servicing assets	1,947	1,783
Low income housing partnerships, net	3,129	3,002
Investment in statutory trusts	484	481
Other assets	1,469	1,298
Total	$29,860	$27,544

11.          DEPOSITS

The Company’s deposits consisted of the following at the dates indicated:

	December 31,	December 31,
	2021	2020
Demand deposits	$710,137	$678,365
NOW accounts and savings	484,847	399,772
Money market	568,094	516,560
Time deposits	222,161	243,700
Total	$1,985,239	$1,838,397

The Company accepts deposits related to real estate transactions qualifying under Section 1031, Tax Deferred Exchanges, of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). These deposits fluctuate as the sellers of real estate have up to six months to invest in replacement real estate to defer the income tax on the property sold. The Company also accepts deposits related to business escrow services. During 2020, the Company started to wind down its escrow services. Deposits related to these activities totaled $1.7 million and $4.0 million at December 31, 2021 and 2020, respectively.

At December 31, 2021, aggregate annual maturities of time deposits are as follows:

Year ending December 31,
2022	$194,532
2023	17,041
2024	5,820
2025	3,214
2026	1,554
Total	$222,161

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

Interest expense, net of early withdrawal penalty, recognized on interest bearing deposits at the dates indicated consisted of the following:

	December 31,	December 31,	December 31,
	2021	2020	2019
NOW accounts and savings	$452	$417	$252
Money market	2,266	2,721	2,912
Time deposits	2,157	3,816	5,001
Total	$4,875	$6,954	$8,165

12.          OTHER BORROWINGS

The Company has an approved secured borrowing facility with the FHLB for up to 25% of total assets for a term not to exceed five years under a blanket lien of certain types of loans. At December 31, 2021, the Company had no other borrowings outstanding, compared to $5.0 million of FHLB advances outstanding at December 31, 2020.

The Company has Federal Funds lines with four correspondent banks. Cumulative available commitments totaled $65.0 and $75.0 million at December 31, 2021 and December 31, 2020, respectively. There are no amounts outstanding under these facilities at both December 31, 2021 and 2020.

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

The following is a summary of the contractual terms of the subordinated debentures due to the Trusts at the date indicated:

	December 31, 2021
Subordinated debenture	Gross	Mark to market	Net	Interest rate	Effective rate
BFC Trust	$3,093	$(312)	$2,781	2.97%	2.95%
FULB Trust	6,392	(770)	5,622	2.70%	2.70%
Total	$9,485	$(1,082)	$8,403	2.79%	2.78%

	December 31, 2020
Subordinated debenture	Gross	Mark to Market	Net	Interest rate	Effective Rate
BFC Trust	$3,093	$(334)	$2,759	2.97%	3.55%
FULB Trust	6,392	(829)	5,563	2.72%	3.28%
Total	$9,485	$(1,163)	$8,322	2.80%	3.37%

14.          SUBORDINATED DEBT

On August 6, 2020, the Company issued and sold $65.0 million aggregate principal amount of 5.25% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “Notes”) at a public offering price equal to 100% of the aggregate principal amount of the Notes. The offering of the Notes closed on August 10, 2020. The Notes initially bears a fixed interest rate of 5.25% per year. Commencing on September 15, 2025, the interest rate on the Notes resets quarterly to the three-month Secured Overnight Financing rate (“SOFR”) plus a spread of 521 basis points (5.21%), payable quarterly in arrears. Interest on the Notes is payable semi-annually on June 15 and September 15 of each year through September 15, 2025 and quarterly thereafter on March 15, June 15, September 15 and December 15 of each year through the maturity date or early redemption date. The Company, at its option, may redeem the Notes, in whole or in part, on any interest payment date on or after September 15, 2025, without a premium. At December 31, 2021 and December 31, 2020, the Company had outstanding subordinate debt, net of costs to issue, totaling $63.5 million and $63.4 million, respectively.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

15.          INCOME TAXES

Income tax expense for the dates indicated consisted of the following:

	Year Ended December 31,
	2021	2020	2019
Current income tax expense:
Federal	$5,122	$3,718	$4,813
State	2,572	2,487	2,935
Total current tax expense	7,694	6,205	7,748
Deferred income tax (benefit) expense:
Federal	(95)	(895)	(938)
State	190	(807)	(437)
Total deferred tax (benefit) expense	95	(1,702)	(1,375)
Total income tax expense	$7,789	$4,503	$6,373

Income tax expense results in effective tax rates that differ from the statutory federal income tax rate for the years indicated as follows:

	December 31, 2021		December 31, 2020		December 31, 2019
	Amount	Rate%	Amount	Rate%	Amount	Rate%
Federal statutory tax rate	$5,981	21.00%	$3,828	21.00%	$5,000	21.00%
State statutory tax rate, net of federal effective tax rate	2,182	7.66	1,327	7.28	1,963	8.29
Tax exempt interest	(80)	(0.28)	(81)	(0.44)	(76)	(0.32)
Bank owned life insurance	(140)	(0.49)	(137)	(0.75)	(132)	(0.56)
Acquisition expenses	—	—	67	0.37	147	0.62
Other	(154)	(0.54)	(501)	(2.75)	(529)	(2.23)
Total income tax expense	$7,789	27.35%	$4,503	24.70%	$6,373	26.80%

The Company is subject to federal income tax and state franchise tax. Federal income tax returns for the years ended on or after December 31, 2018 are open to audit by the federal authorities and California, Colorado and New Mexico returns for the years ended on or after December 31, 2017 are open to audit by state authorities.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

Deferred tax assets at the dates indicated, included as a component of interest receivable and other assets in the consolidated balance sheets consisted of the following:

	December 31,	December 31,
	2021	2020
Deferred tax assets
Net operating loss carryforward	$3,262	$3,585
Salary continuation plan	1,263	1,153
Allowance for loan losses	5,090	5,032
Stock based compensation	390	449
Lease liability	4,128	3,545
Other liabilities	401	420
Other	1,055	1,218
Total deferred tax assets	15,589	15,402
Deferred tax liabilities
Mark to market adjustment	(1,623)	(1,953)
ROU assets	(3,488)	(3,465)
FHLB stock dividend	(244)	(248)
Unrealized gain on AFS securities	(875)	(1,087)
Other	(1,360)	(767)
Total deferred tax liability	(7,590)	(7,520)
Deferred tax assets, net	$7,999	$7,882

The utilization of the net operating losses (“NOLs”) is subject to an annual limit pursuant to Section 382 of the Internal Revenue Code. The amount of the annual limitations for Federal and California Franchise Tax purpose is $1.1 million and if not fully utilized, the NOLs will begin to expire in 2028. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are expected to be deductible, Management believes it is more likely than not we will realize the benefit of the remaining deferred tax assets. Accordingly, no valuation allowance has been established as of December 31, 2021 or 2020. At December 31, 2021, Federal, California and Colorado NOLs included in the deferred tax asset totaled $11.0 million, $9.9 million and $4.2 million, respectively.

The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company evaluated the impact of the CARES Act and determined that none of the changes would result in a material income tax benefit to the Company. On December 27, 2020, the CAA, 2021 was signed into law which extends several provisions of the CARES Act. As of December 31, 2021, the Company determined that neither the CAA, 2021 nor any other changes to income tax laws or regulations in other jurisdictions had a significant impact on the Company’s effective tax rate.

During the years ended December 31, 2021, 2020 and 2019, the Company did not recognize any interest and penalties. The Company had no unrecognized tax benefits as of December 31, 2021 and 2020.

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

The following table presents a summary of commitments described above as of the dates indicated:

	December 31,	December 31,
	2021	2020
Commitments to extend credit	$100,686	$108,376
Standby letters of credit	3,453	2,326
Total commitments	$104,139	$110,702

Commitments generally have fixed expiration dates or other termination clauses. The actual liquidity needs or the credit risk that the Company will experience will be lower than the contractual amount of commitments to extend credit because a significant portion of these commitments are expected to expire without being drawn upon. The commitments are generally variable rate and include unfunded home equity lines of credit, commercial real estate construction where disbursement is made over the course of construction, commercial revolving lines of credit, and unsecured personal lines of credit. The Company’s outstanding loan commitments are made using the same underwriting standards as comparable outstanding loans. The reserve associated with these commitments included in interest payable and other liabilities on the consolidated balance sheets was $315,000 at December 31, 2021 and $415,000 at December 2020.

Commercial Real Estate Concentrations

At December 31, 2021 and 2020, in management’s judgment, a concentration of loans existed in commercial real estate related loans. The Company’s commercial real estate loans are secured by owner-occupied and non-owner occupied commercial real estate and multifamily properties. Although management believes that loans within these concentrations have no more than the normal risk of collectability, a decline in the performance of the economy in general or a decline in real estate value in the Company’s primary market areas in particular, could have an adverse impact on collectability.

Other Assets

The Company has commitments to fund Low Income Housing Tax Credit Partnerships (“LIHTC”) and a Small Business Investment Company (“SBIC”). At December 31, 2021, the remaining commitments to the LIHTC and SBIC were approximately $2.3 million and $122,000, respectively. At December 31, 2020, the remaining commitment to the LIHTC and SBIC were $899,000 and $122,000, respectively.

Deposits

At December 31, 2021, approximately $198.6 million, or 10.0%, of the Company’s deposits are derived from the top ten depositors. At December 31, 2020, approximately $170.1 million, or 9.3%, of the Company’s deposits are derived from the top ten depositors.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

Local Agency Deposits

In the normal course of business, the Company accepts deposits from local agencies. The Company is required to provide collateral for certain local agency deposits in the states of California, Colorado, New Mexico and Washington. As of December 31, 2021 and 2020, the FHLB issued letters of credit on behalf of the Company totaling $42.0 million and $30.1 million, respectively, as collateral for local agency deposits.

17.          EMPLOYEE BENEFIT PLANS

401(k) Plan

Effective January 1, 2005, the Company adopted a qualified 401(k) profit sharing plan (the “401(k) Plan”) that covers substantially all full-time employees. The 401(k) Plan permits voluntary contributions by participants and provides for voluntary matching contributions by the Company after 90 days of employment. For the  years ended December 31, 2021, 2020 and 2019, the Company made contributions to the plan of $570,000, $642,000 and $507,000, respectively.

Salary Continuation Plan

In 2014, the Company established a salary continuation plan for one of its executive officers. In 2017, the Company extended coverage to two additional executive officers. Under the agreements, the Company provides the executive, or their designated beneficiaries, with annual benefits for fifteen years after retirement or death. The contributions are based on the executive’s performance related to Company’s financial performance. These benefits are substantially equivalent to those available under insurance policies purchased by the Company on the life of the executives. At December 31, 2021, approximately $1.4 million of the salary continuation plan was related to plans assumed through the Company’s acquisitions. There are no further requirements to fund these plans.

The expense recognized included in salaries and benefits expense in the consolidated statements of income under the salary continuation agreements defined above totaled $594,000, $577,000 and $545,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

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

The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date. For the  years ended December 31, 2021, 2020 and 2019, total compensation expense for these plans was $1.4 million, $1.5 million and $1.2 million, respectively.

As of December 31, 2021, there was $1.4 million of total unrecognized compensation cost related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately two years.

The following table provides the restricted stock grant activity for the periods indicated:

	2021		2020
		Weighted-average		Weighted-average
		grant date		grant date
	Shares	fair value	Shares	fair value
Non-vested at January 1,	204,515	$17.71	142,103	$22.11
Granted	36,415	16.17	129,066	14.05
Vested	(98,963)	16.28	(65,222)	21.86
Forfeited	(2,692)	18.45	(1,432)	18.93
Non-Vested, at December 31,	139,275	$16.29	204,515	$17.71

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

Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period or, with the approval of the DFPI, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. During the years ended December 31, 2021 and 2019, the Bank did not pay any dividend to the Company. The Bank paid a dividend to the Company in 2020 totaling $11.0 million.

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

Management reviews capital ratios on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet our anticipated future needs. As of December 31, 2021, the most recent regulatory notifications from the Federal Reserve categorized the Bank as “Well Capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would have changed the category.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

The following is a summary of actual capital amounts and ratios as of the dates indicated, for the Company (assuming it was subject to regulatory capital requirements) and the Bank compared to the requirements for minimum capital adequacy and classification as Well Capitalized:

	As of December 31, 2021		As of December 31, 2020
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Leverage Ratio
BayCom Corp	$213,787	9.60%	$201,519	9.58%
Minimum requirement for "Well Capitalized"	111,349	5.00%	105,225	5.00%
Minimum regulatory requirement	89,079	4.00%	84,180	4.00%

United Business Bank	250,624	10.87%	224,169	10.18%
Minimum requirement for "Well Capitalized"	115,295	5.00%	110,136	5.00%
Minimum regulatory requirement	92,236	4.00%	88,109	4.00%

Common Equity Tier 1 Ratio
BayCom Corp	213,787	12.31%	201,519	12.78%
Minimum requirement for "Well Capitalized"	112,856	6.50%	102,472	6.50%
Minimum regulatory requirement	78,131	4.50%	70,942	4.50%

United Business Bank	250,624	14.60%	224,169	14.22%
Minimum requirement for "Well Capitalized"	111,543	6.50%	102,440	6.50%
Minimum regulatory requirement	77,222	4.50%	70,920	4.50%

Tier 1 Risk-Based Capital Ratio
BayCom Corp	223,272	12.86%	211,004	13.38%
Minimum requirement for "Well Capitalized"	138,900	8.00%	126,120	8.00%
Minimum regulatory requirement	104,175	6.00%	94,590	6.00%

United Business Bank	250,624	14.60%	224,169	14.22%
Minimum requirement for "Well Capitalized"	137,283	8.00%	126,080	8.00%
Minimum regulatory requirement	102,962	6.00%	94,560	6.00%

Total Risk-Based Capital Ratio
BayCom Corp	306,287	17.64%	293,919	18.64%
Minimum requirement for “Well Capitalized”	173,625	10.00%	157,650	10.00%
Minimum regulatory requirement	138,900	8.00%	126,120	8.00%

United Business Bank	268,639	15.65%	242,084	15.36%
Minimum requirement for "Well Capitalized"	171,604	10.00%	157,600	10.00%
Minimum regulatory requirement	137,283	8.00%	126,080	8.00%

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

The following is a summary of the aggregate loan activity involving related party borrowers for the dates indicated:

	December 31,	December 31,
	2021	2020
Beginning of the year	$16,017	$19,329
Disbursements	18,438	949
Amounts paid	(874)	(4,261)
End of year	$33,581	$16,017
Undisbursed commitments to related parties	$5,679	$821

At December 31, 2021 and 2020, the Company had deposits with directors, officers and their associates which totaled approximately $39.8 million and $59.1 million, respectively.

21.          OTHER EXPENSES

For the dates indicated, other expenses consisted of the following:

	December 31,	December 31,	December 31,
	2021	2020	2019
Professional fees	$2,123	$2,573	$2,532
Core deposit premium amortization	1,813	1,832	1,624
Marketing and promotions	656	731	1,250
Stationery and supplies	361	548	629
Insurance (including FDIC premiums)	840	589	406
Communication and postage	784	652	568
Loan default related expense	89	350	391
Director fees	325	324	301
Bank service charges	256	178	89
Courier expense	662	670	484
Other	510	821	873
Total	$8,419	$9,268	$9,147

The Company expenses marketing and promotions costs as they are incurred. Advertising expense included in marketing and promotions totaled $71,000, $194,000 and $261,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

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

The following assets are measured at fair value on a recurring basis at the dates indicated:

	Total	Level 1	Level 2	Level 3
December 31, 2021
U.S. Government Agencies	$1,914	$—	$1,914	$—
Preferred equity securities	18,777	18,777	—	—
Municipal securities	24,123	—	24,123	—
Mortgage-backed securities	34,692	—	34,692	—
Collateralized mortgage obligations	27,506	—	27,506	—
SBA securities	6,088	—	6,088	—
Corporate bonds	61,335	—	61,335	—
Total	$174,435	$18,777	$155,658	$—

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

	Total	Level 1	Level 2	Level 3
December 31, 2020
U.S. Government Agencies	$5,544	$—	$5,544	$—
Municipal securities	16,687	—	16,687	—
Mortgage-backed securities	36,578	—	36,578	—
Collateralized mortgage obligations	27,695	—	27,695	—
SBA securities	7,667	—	7,667	—
Corporate bonds	21,419	—	21,419	—
Total	$115,590	$—	$115,590	$—

The following assets are measured at fair value on a nonrecurring basis as of the dates indicated:

	Total	Level 1	Level 2	Level 3
December 31, 2021
Performing impaired loans	$805	$—	$—	$805
Nonperforming impaired loans	6,888	—	—	6,888
OREO	21	—	—	21
Total	$7,714	$—	$—	$7,714

	Total	Level 1	Level 2	Level 3
December 31, 2020
Performing impaired loans	$798	$—	$—	$798
Nonperforming impaired loans	8,421	—	—	8,421
OREO	429	—	—	429
Total	$9,648	$—	$—	$9,648

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

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

The carrying amounts and fair values of the Company’s financial instruments at the dates indicated are presented below:

	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
December 31, 2021
Financial assets:
Cash and cash equivalents	$379,687	$379,687	$379,687	$—	$—
Interest bearing deposits in banks	3,585	3,585	3,585	—	—
Investment securities available-for-sale	174,435	174,435	18,777	155,658	—
Investment in FHLB and FRB Stock	16,035	16,035	16,035	—	—
Loans held for sale	6,470	6,470	—	6,470	—
Loans, net	1,647,190	1,659,811	—	—	1,659,811
Accrued interest receivable	5,929	5,929	—	5,929	—
Financial liabilities:
Deposits	1,985,239	1,986,651	—	1,986,651	—
Other borrowings	—	—	—	—	—
Junior subordinated deferrable interest debentures, net	8,403	8,612	—	—	8,612
Subordinated debt, net	63,542	63,542	—	63,542	—
Accrued interest payable	1,180	1,180	—	1,180	—
Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	104,139	103,824	—	—	103,824

	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
December 31, 2020
Financial assets:
Cash and cash equivalents	$299,329	$299,329	$299,329	$—	$—
Interest bearing deposits in banks	7,718	7,718	7,718	—	—
Investment securities available-for-sale	111,809	115,590	—	115,590	—
Investment in FHLB and FRB Stock	15,342	15,342	15,342	—	—
Loans held for sale	8,664	8,664	—	8,664	—
Loans, net	1,625,812	1,658,605	—	—	1,658,605
Accrued interest receivable	7,312	7,312	—	7,312	—
Financial liabilities:
Deposits	1,838,397	1,839,973	—	1,839,973	—
Other borrowings	5,000	5,000	—	5,000	—
Junior subordinated deferrable interest debentures, net	8,322	8,124	—	—	8,124
Subordinated debt, net	63,372	63,372	—	63,372	—
Accrued interest payable	1,401	1,401	—	1,401	—
Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	110,702	110,287	—	—	110,287

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

24.          PARENT COMPANY ONLY

BAYCOM CORP

BALANCE SHEETS

December 31, 2021 and 2020

	2021	2020
ASSETS
Cash and due from banks	$15,879	$49,450
Investment securities available-for-sale	18,777	—
Investment in bank subsidiary	299,126	275,198
Interest receivable and other assets	1,845	709
Total assets	$335,627	$325,357
LIABILITIES AND SHAREHOLDERS' EQUITY
Junior subordinated deferrable interest debentures, net	$8,403	$8,322
Subordinated debt, net	63,542	63,372
Interest payable and other liabilities	1,075	1,072
Total liabilities	73,020	72,766
Shareholders' equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding at both December 31, 2021 and 2020	—	—
Common stock, no par value; 100,000,000 shares authorized; 10,680,386 and 11,295,397 shares issued and outstanding at December 31, 2021 and 2020, respectively	157,098	167,242
Additional paid in capital	287	287
Accumulated other comprehensive income, net of tax	2,166	2,697
Retained earnings	103,056	82,365
Total shareholders' equity	262,607	252,591
Total liabilities and shareholders' equity	$335,627	$325,357

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

BAYCOM CORP

STATEMENTS OF INCOME

For the years ended December 31, 2021, 2020 and 2019

	2021	2020	2019
Income:
Interest income	$624	$75	$210
Earnings from bank subsidiary	23,071	15,216	17,528
Dividends from statutory trusts	4	6	18
Gain on sale of securities	41	—	—
Total income	23,740	15,297	17,756
Expense:
Subordinated debt	3,582	1,405	—
Other borrowings	344	503	567
Total Interest expense	3,927	1,908	567
Noninterest expense	157	363	55
Total expense	4,084	2,271	622
Income before provision for income taxes	19,656	13,026	17,134
Income tax benefit	(1,035)	(700)	(184)
Net income	$20,691	$13,726	$17,318

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

BAYCOM CORP

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2021, 2020 and 2019

	2021	2020	2019
Cash flows from operating activities:
Net income	$20,691	$13,726	$17,318
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from bank subsidiary	(23,376)	(15,429)	(17,732)
Dividend from bank subsidiary	—	18,740	20,200
Depreciation of furniture, fixtures and equipment	—	—	1
Gain on sale of securities	(41)	—	—
Income tax benefit	(1,035)	(700)	(184)
Accretion of premiums/discounts on investment securities	40	—	—
Accretion on junior subordinated debentures	251	80	81
Stock-based compensation expense	7	7	26
Decrease in interest receivable and other assets	(230)	2,825	888
Increase (decrease) in interest payable and other liabilities	3	996	(24)
Net cash provided by operating activities	(3,690)	20,245	20,574
Cash flows from investing activities:
Capital contribution to subsidiary	(1,400)	(2,654)	(34,543)
Purchase from sale of investment securities	(18,330)	—	—
Net cash paid for acquisitions	—	(13,886)	(57,998)
Net cash provided by (used in) investing activities	(19,730)	(16,540)	(92,541)
Cash flows from financing activities:
Repayment of junior subordinated debentures	—	(1,575)	—
Proceeds from issuance of subordinated debt, net	—	63,372	—
Increase in other borrowings	—	6,000	—
Repayment of other borrowings	—	(6,000)	—
Restricted stock issued	1,400	1,449	1,128
Issuance of shares	—	—	44,598
Repurchase of common stock	(11,551)	(18,257)	(10,957)
Proceeds from initial public offering, net	—	—	—
Net cash provided by financing activities	(10,151)	44,989	34,769
Increase (decrease) in cash and cash equivalents	(33,571)	48,694	(37,198)
Cash and cash equivalents at beginning of period	49,450	756	37,954
Cash and cash equivalents at end of period	$15,879	$49,450	$756

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9(A). Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures:

An evaluation of the disclosure controls and procedures as defined in Rule 13a 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of December 31, 2021 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that based on their evaluation at December 31, 2021, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to BayCom Corp’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective based on those criteria.

(c)   Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm. We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. As a result, for the year ended December 31, 2021 we were not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

Information concerning the Company’s directors is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in June 2022, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

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

Additional information concerning the Audit Committee is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in June 2022 (except for information contained under the heading "Report of the Audit Committee"), a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 11. Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in June 2022, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in June 2022, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company

The following table sets forth information as of December 31, 2021 with respect to the Company’s equity compensation plans, all of which were approved by the Company’s shareholders:

Number of securities
	Number of securities to	Weighted-average	remaining available for
	be issued upon exercise	exercise price of	future issuance under
	of outstanding options,	outstanding options,	equity compensation
Plan category	warrants, and rights	warrants, and rights	plans (1)

Equity compensation plans approved by security holders	—	$—	117,322
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	117,322
(1)	All of the shares reported are available for future issuance other than upon the exercise of an option, warrant, or right.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions, our independent directors and our audit and nominating committee charters is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in June 2022, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 14. Principal Accounting Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in June 2022, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:
(1)	Financial Statements: The Consolidated Financial Statements are included in Part II. “Item. 8 Financial Statements and Supplementary Data”.
(2)	Financial Statements Schedules: All schedules are omitted because they are not required or applicable, or the required information is shown in the Consolidated Financial Statements or Notes.
(3)	Exhibits: Included in schedule below.

Exhibit Number	Description
2.1	Agreement and Plan of Merger by and between BayCom Corp and Pacific Enterprise Bancorp dated September 7, 2021(1)

3.1	Articles of Incorporation of BayCom Corp(2)

3.2	Amended and Restated Bylaws of BayCom Corp(3)

4.1	Form of common stock certificate of BayCom Corp(2)

4.2	Description of BayCom Corp’s Securities(4)

4.3	Indenture, date August 6, 2020, between BayCom Corp and Wilmington Trust, National Association, as Trustee(5)

4.4	First Supplemental Indenture, dated August 6, 2020, between BayCom Corp and Wilmington Trust, National Association, as Trustee(5)
4.5	Form of 5.25% Fixed-to-Floating Rate Subordinated Note due 2030 (included in Exhibit 4.2)(5)

10.1+	Amended and Restated Employment Agreement, dated March 5, 2021, among BayCom Corp, United Business Bank and George Guarini(6)

10.2+	Amended and Restated Employment Agreement, dated March 5, 2021, among BayCom Corp, United Business Bank and Janet King(6)

10.3+	Amended and Restated Employment Agreement, dated March 5, 2021, among BayCom Corp, United Business Bank and Keary Colwell(6)

10.4+	Amended and Restated Executive Supplemental Compensation Agreement, dated February 20, 2018, between United Business Bank and George J. Guarini(2)

10.5+	Amended and Restated Executive Supplemental Compensation Agreement, dated February 20, 2018, between United Business Bank and Janet King(2)
10.6+	Amended and Restated Executive Supplemental Compensation Agreement, dated February 20, 2018, between United Business Bank and Keary Colwell.(2)

Exhibit Number	Description
10.7+	Amended and Restated Joint Beneficiary Agreement between United Business Bank and George Guarini(2)

10.8+	Bay Commercial Bank 2014 Equity Incentive Plan(2)

10.9+	Form of Restricted Stock Award Agreement under the Bay Commercial Bank 2014 Equity Incentive Plan(2)

10.10+	BayCom Corp Amended and Restated 2017 Omnibus Equity Incentive Plan(2)

10.11+	Form of Restricted Stock Award Agreement under the BayCom Corp Amended and Restated 2017 Omnibus Equity Incentive Plan(2)

10.12+	Form of Non-Qualified Stock Option Agreement under the BayCom Corp Amended and Restated 2017 Omnibus Equity Incentive Plan(2)

10.13+	Form of Incentive Stock Option Agreement under the BayCom Corp Amended and Restated 2017 Omnibus Equity Incentive Plan(2)

10.14+	Form of Restricted Stock Unit Agreement under the BayCom Corp Amended and Restated 2017 Omnibus Equity Incentive Plan(2)

10.15+	Joint Beneficiary Agreement between United Business Bank and Janet King(2)

10.16+	Joint Beneficiary Agreement between United Business Bank and Keary Colwell(2)

10.17+	Joint Beneficiary Agreement between United Business Bank and Mary Therese Curley(7)

10.18+	Summary of Annual Incentive Bonus program(8)

14	Code of Business Conduct and Ethics(9)

21	Subsidiaries of the Registrant(10)

23.1	Consent of Moss Adams LLP

24	Power of Attorney (set forth on signature page).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets; (2) Condensed Consolidated Statements of Income; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Changes in Shareholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

+Indicates management contract or compensatory plan or arrangement.

(1)	Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 8, 2021 (File No. 001-38483).
(2)	Incorporated herein by reference to the Registration Statement on Form S-1 filed on April 11, 2018 (File No. 333-224236).
(3)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2020 (File No. 001-38483).
(4)	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-38433).
(5)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on August 10, 2020 (File No. 001-38483).
(6)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2021 (File No. 001-38483).
(7)	Incorporated herein by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the ended June 30, 2018, filed on August 14, 2018 (File No. 001-38433).
(8)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the ended March 31, 2021, filed on May 13, 2021 (File No. 001-38433).

(9)	Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.unitedbusinessbank.com in the section titled About Us — Investor Information.

(10)	Incorporated herein by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-38433).

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAYCOM CORP
Date:	March 31, 2022	By:	/s/ George J. Guarini
George J. Guarini
President and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of George J. Guarini and Keary L. Colwell his or her true and lawful attorney- in-fact and agent, with full power of substitution and re-substitution, for him/her and in his/her name, place and stead, in any and all capacities, to sign any amendment to BayCom Corp’s Annual Report on Form 10-K for the year ended December 31, 2021, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming said attorney-in-fact and agent or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ George J. Guarini	Date:	March 31, 2022
George J. Guarini, President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Lloyd W. Kendall	Date:	March 31, 2022
Lloyd W. Kendall, Chairman of the Board and Director

/s/ James S. Camp	Date:	March 31, 2022
James S. Camp, Director

/s/ Harpreet S. Chaudhary	Date:	March 31, 2022
Harpreet S. Chaudhary, Director

/s/ Rocco Davis	Date:	March 31, 2022
Rocco Davis, Director

/s/ Malcolm F. Hotchkiss	Date:	March 31, 2022
Malcolm F. Hotchkiss, Director

/s/ Robert G. Laverne	Date:	March 31, 2022
Robert G. Laverne, MD, Director

/s/ Syvia L. Magid	Date:	March 31, 2022
Syvia L. Magid, Director

/s/ David M. Spatz	Date:	March 31, 2022
David M. Spatz, Director

/s/ Janet L. King	Date:	March 31, 2022
Janet L. King, Senior Executive Vice President, Chief Operating Officer and Director

/s/ Keary L. Colwell	Date:	March 31, 2022
Keary L. Colwell, Senior Executive Vice President, Chief Financial
Officer, Secretary and Director (Principal Financial and Accounting Officer)