Form 10-Q
period 2022-03-31
BayCom Corp
filed 2022-05-16
CIK 1730984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 12, 2022, there were 13,579,114 shares of the registrant’s common stock outstanding.

BAYCOM CORP

QUARTERLY REPORT ON FORM 10-Q

As used throughout this report, the terms “we,” “our,” “us,” “BayCom,” or the “Company” refer to BayCom Corp and its consolidated subsidiary, United Business Bank, which we sometimes refer to as the “Bank,” unless the context otherwise requires.

BAYCOM CORP

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

(unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Cash and due from banks	$35,532	$21,178
Federal funds sold	391,667	358,509
Cash and cash equivalents	427,199	379,687
Interest bearing deposits in banks	3,336	3,585
Investment securities available-for-sale	184,673	174,435
Federal Home Loan Bank ("FHLB") stock, at par	10,679	8,385
Federal Reserve Bank ("FRB") stock, at par	8,547	7,650
Loans held for sale	970	6,470
Loans, net of allowance for loan losses of $17,700 at March 31, 2022 and $17,700 December 31, 2021	1,986,228	1,647,190
Premises and equipment, net	14,257	14,370
Other real estate owned ("OREO")	21	21
Core deposit intangible, net	6,750	6,489
Cash surrender value of bank owned life insurance ("BOLI") policies, net	21,736	21,590
Right-of-use assets ("ROU"), net	13,645	12,127
Goodwill	38,838	38,838
Interest receivable and other assets	39,133	29,860
Total assets	$2,756,012	$2,350,697
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest and interest bearing deposits	$2,330,395	$1,985,239
Junior subordinated deferrable interest debentures, net	8,423	8,403
Subordinated debt, net	63,584	63,542
Salary continuation plan	4,517	4,393
Lease liabilities	14,177	12,657
Interest payable and other liabilities	10,262	13,856
Total liabilities	2,431,358	2,088,090
Commitments and contingencies (Note 18)
Shareholders' equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding at both March 31, 2022 and December 31, 2021	—	—
Common stock, no par value; 100,000,000 shares authorized; 13,677,729 and 10,680,386 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	220,294	157,098
Additional paid in capital	287	287
Accumulated other comprehensive income, net of tax	(4,786)	2,166
Retained earnings	108,859	103,056
Total shareholders’ equity	324,654	262,607
Total liabilities and shareholders’ equity	$2,756,012	$2,350,697

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for share and per share data)

(unaudited)

	Three months ended
	March 31,
	2022	2021
Interest income:
Loans, including fees	$22,927	$19,193
Investment securities and interest bearing deposits in banks	1,608	868
FHLB dividends	149	99
FRB dividends	121	112
Total interest and dividend income	24,805	20,272
Interest expense:
Deposits	1,470	1,206
Subordinated debt	896	895
Other borrowings	86	87
Total interest expense	2,452	2,188
Net interest income	22,353	18,084
Provision for loan losses	7	—
Net interest income after provision for loan losses	22,346	18,084
Noninterest income:
Gain on sale of loans	1,137	576
Service charges and other fees	630	604
Loan servicing and other loan fees	574	529
Income on investment in Small Business Investment Company (“SBIC”) fund	197	263
Gain on sale of OREO	—	36
Bargain purchase gain	1,665	—
Other income and fees	196	229
Total noninterest income	4,399	2,237
Noninterest expense:
Salaries and employee benefits	10,310	8,885
Occupancy and equipment	2,426	1,815
Data processing	2,273	1,484
Other expense	3,312	1,901
Total noninterest expense	18,321	14,085
Income before provision for income taxes	8,424	6,236
Provision for income taxes	1,936	1,704
Net income	$6,488	$4,532
Earnings per common share:
Basic earnings per common share	$0.51	$0.40
Weighted average shares outstanding	12,646,981	11,273,604

Diluted earnings per common share	$0.51	$0.40
Weighted average shares outstanding	12,646,981	11,273,604

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(unaudited)

	Three months ended
	March 31,
	2022	2021
Net income	$6,488	$4,532
Other comprehensive loss:
Change in unrealized loss on available-for-sale securities	(9,761)	(1,101)
Deferred tax benefit	2,809	316
Other comprehensive loss, net of tax	(6,952)	(785)
Total comprehensive (loss) income	$(464)	$3,747

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except for share and per share data)

(unaudited)

				Accumulated
		Common	Additional	Other		Total
	Number of	Stock	Paid in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Capital	Income/(Loss)	Earnings	Equity
Balance, December 31, 2020	11,295,397	$167,242	$287	$2,697	$82,365	$252,591
Net income					4,532	4,532
Other comprehensive loss, net				(785)		(785)
Restricted stock granted	24,187					—
Stock based compensation		413				413
Repurchase of shares	(132,123)	(2,201)				(2,201)
Balance, March 31, 2021	11,187,461	$165,454	$287	$1,912	$86,897	$254,550

Balance, December 31, 2021	10,680,386	157,098	287	2,166	103,056	262,607
Net income					6,488	6,488
Other comprehensive loss, net				(6,952)		(6,952)
Restricted stock granted	22,473					—
Restricted stock forfeited	(532)					—
Issuance of common shares to acquire Pacific Enterprise Bancorp	3,032,579	64,140				64,140
Cash dividends of $0.05 per share					(685)	(685)
Stock based compensation		324				324
Repurchase of shares	(57,177)	(1,268)				(1,268)
Balance, March 31, 2022	13,677,729	$220,294	$287	$(4,786)	$108,859	$324,654

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three months ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net income	$6,488	$4,532
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7	—
Increase (decrease) in deferred tax assets	2,818	(29)
Accretion on acquired loans	(231)	(642)
Gain on sale of loans	(1,137)	(576)
Proceeds from sale of loans	10,936	6,800
Loans originated for sale	(7,931)	(9,702)
Gain on sale of premises, net	—	(12)
Gain on sale of OREO	—	(36)
Bargain purchase gain	(1,665)	—
Accretion on junior subordinated debentures	20	21
Increase in cash surrender value of life insurance policies	(146)	(165)
Amortization/accretion of premiums/discounts on investment securities, net	137	109
Depreciation and amortization	486	520
Core deposit intangible amortization	495	454
Stock based compensation expense	325	413
(Decrease) increase in deferred loan origination fees, net	(1,362)	798
Increase in interest receivable and other assets	(432)	(2,768)
Increase in salary continuation plan, net	124	91
(Decrease) increase in interest payable and other liabilities	(6,086)	843
Net cash provided by operating activities	2,846	651
Cash flows from investing activities:
Proceeds from maturities of interest bearing deposits in banks	249	998
Purchase of investment securities	(22,671)	(4,438)
Proceeds from the maturities, repayments and calls of investment securities	2,475	7,420
Proceeds from the sales of investment securities	63	—
Redemption (purchase) of Federal Reserve Bank stock	45	(12)
Increase in loans, net	79,031	66,490
Proceeds from sale of premises	—	46
Proceeds from sale of OREO	22	279
Purchase of equipment and leasehold improvements, net	(174)	(397)
Net cash received for acquisitions	18,423	—
Net cash provided by investing activities	77,463	70,386

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(In thousands)

(unaudited)

	Three months ended
	March 31,
	2022	2021
Cash flows from financing activities:
Increase in noninterest and interest bearing deposits in banks, net	293,572	96,513
Decrease in time deposits, net	(325,101)	(6,939)
Repurchase of common stock	(1,268)	(2,201)
Net cash (used in) provided by financing activities	(32,797)	87,373
Increase in cash and cash equivalents	47,512	158,410
Cash and cash equivalents at beginning of period	379,687	299,329
Cash and cash equivalents at end of period	$427,199	$457,739

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$3,306	$2,221
Income taxes paid, net	6,985	33
Non-cash investing and financing activities:
Change in unrealized loss on available-for-sale securities, net of tax	$(6,952)	$(785)
Transfer of loans to other real estate owned	—	—
Recognition of ROU assets	—	832
Recognition of lease liability	—	833
Cash dividends declared on common stock	(685)	—

Acquisition:
Assets acquired, net of cash received	$440,785	$—
Liabilities assumed	380,055	—
Common stock issued	64,140	—

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Tables in thousands, except for share data and per share data)

(unaudited)

NOTE 1 – BASIS OF PRESENTATION

BayCom Corp (the “Company”) is a bank holding company headquartered in Walnut Creek, California. United Business Bank (the “Bank”), the Company’s wholly owned banking subsidiary, is a California state-chartered bank which provides a broad range of financial services primarily to local small and mid-sized businesses, service professionals and individuals. In the 17 years of operation, the Bank has grown to 34 full-service banking branches with 16 locations in California, two in Washington, five in Central New Mexico and 11 in Colorado. The condensed consolidated financial statements include the accounts of the Company and the Bank.

All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements include all adjustments of a normal and recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in annual financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Results of operations for interim periods are not necessarily indicative of results for the full year. Certain prior year information has been reclassified to conform to the current year presentation. None of the reclassifications impacted consolidated net income, earnings per share or shareholders’ equity.

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

On February 1, 2022, the Company completed its acquisition of Pacific Enterprise Bancorp (“PEB”) and its wholly owned subsidiary of Pacific Enterprise Bank, headquartered in Irvine, California (“PEB Merger”). See “Note 3 – Acquisitions” for additional information on the PEB Merger.

NOTE 2 - ACCOUNTING GUIDANCE NOT YET EFFECTIVE AND ADOPTED ACCOUNTING GUIDANCE

Recent Accounting Guidance Not Yet Effective

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” and subsequent amendments to the initial guidance in November 2018, ASU No. 2018-19, April 2019, ASU 2019-04, May 2019, ASU 2019-05, November 2019, ASU 2019-11, February 2020, ASU 2020-02, and March 2020, ASU 2020-03, all of which clarifies codification and corrects unintended application of the guidance. ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired (“PCI”) debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, public business entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU 2018-19 clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments. ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments — Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” affects a variety of topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. ASU 2019-05 allows entities to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of ASC 326-20 if the instruments are eligible for the fair value option under ASC 825-10. The fair value option election does not apply to held-to-maturity debt securities. Entities are required to make this election on an instrument-by-instrument basis. The amendments in these ASUs are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted for smaller reporting companies, such as the Company. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is reviewing the requirements of these ASUs and expects to begin developing and implementing processes and procedures to ensure it is fully compliant with the amendments at the adoption date. Upon adoption, the Company expects changes in the processes and procedures used to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The new guidance may result in an increase in the allowance for loan losses which will also reflect the new requirement to include the nonaccretable principal differences on purchased credit-impaired loans; however, the Company is still in the process of determining the magnitude of the change and its impact on the Company's consolidated financial statements.

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

In March 2022 the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The ASU eliminates the accounting guidance for loans modified as troubled debt restructurings (“TDR loans”) by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, the ASU requires public business entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. This ASU will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, upon the Corporation’s adoption of the amendments in ASU 2016-13, which is commonly referred to as the current expected credit loss methodology.

NOTE 3 – ACQUISITIONS

Acquisition of Pacific Enterprise Bancorp (“PEB”)

On February 1, 2022, the Company completed the PEB Merger. As of the acquisition date, PEB merged into the Company and Pacific Enterprise Bank, PEB’s wholly owned bank subsidiary, merged into United Business Bank. The acquisition expanded the Company’s market share in California with one branch in Irvine. Pursuant to the merger agreement, at the effective time of the PEB Merger, BayCom paid aggregate consideration to PEB shareholders of approximately $64.1 million consisting of 3,032,579 shares of BayCom common stock and $275,000 in cash. Noninterest income for the current quarter included $1.6 million in bargain purchase gain, offset by $3.1 million of nonrecurring acquisition-related expenses included in noninterest expense related to the Company’s acquisition of PEB.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

The following table summarizes the fair value of the assets acquired and liabilities assumed at the acquisition date:

PEB
Acquisition
Date
February 1, 2022
Fair value of assets:
Cash and due from banks	$5,350
Total cash and cash equivalents	5,350

Interest bearing deposits in banks	13,348
Investment securities available-for-sale	3
FHLB stock, at par	2,294
FRB stock, at par	942
Loans, net	412,851
Premises and equipment, net	221
Core deposit intangible	756
Deferred tax assets, net	1,192
Interest receivable and other assets	9,178
Total assets acquired	446,135
Liabilities:
Deposits
Noninterest bearing	60,006
Interest bearing	316,679
Total Deposits	376,685

Interest payable and other liabilities	3,370
Total liabilities assumed	380,055

Stock consideration	64,140
Cash consideration	275
Bargain purchase gain	$1,665

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

The following table presents the net assets acquired and the estimated fair value adjustments, which resulted in bargain purchase gain at the acquisition date:

PEB
Acquisition
Date
February 1, 2022
Book value of net assets acquired	$61,469
Fair value adjustments:
Loans, net	5,840
Premises and equipment, net	26
Core deposit intangible	756
Time deposits	(869)
Reserve for unfunded commitments	283
Write-up right-of-use asset	439
Total purchase accounting adjustments	6,475

Tax effect of purchase accounting adjustments at 27.9%	(1,864)
Fair value of assets acquired	66,080
Value of stock issued/cash paid for stock options	64,415
Bargain purchase gain	$(1,665)

Pro Forma Results of Operations

The operating results of the Company for the three months ended March 31, 2022 in the condensed consolidated statements of income include the operating results of PEB, since its acquisition date. The following table represents the net interest income, net income, basic and diluted earnings per share, as if the PEB Merger was effective January 1, 2021. The unaudited pro forma information in the following table is intended for informational purposes only and is not necessarily indicative of future operating results or operating results that would have occurred had the mergers been completed at the beginning of the respective years. No assumptions have been applied to the pro forma results of operation regarding possible revenue enhancements, expense efficiencies or asset dispositions.

Unaudited pro forma net interest income, net income and earnings per share are presented below:

	Three Months Ended March 31,
	2022	2021
Net interest income	$23,205	$24,271
Net income	3,128	6,084
Basic earnings per share	$0.23	$0.42
Diluted earnings per share	0.23	0.42

These amounts include the third-party acquisition related-expenses, accretion of the discounts on acquired loans and amortization of the fair value mark adjustments on core deposit intangible.

Acquisition expenses

Acquisition expenses are recognized as incurred and continue until all systems are converted and operational functions become fully integrated. No third-party acquisition expenses were recognized in the consolidated statements of

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

income for the three months ended March 31, 2021. The Company recognized third-party acquisition expenses for the three months ended March 31, 2022, as follows:

Severance expense	$556
Occupancy expense	375
Data processing	1,073
Professional fees	724
Other expenses	347
Total	$3,075

NOTE 4 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale at the dates indicated are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
March 31, 2022
U.S. Government Agencies	$1,509	$—	$(1)	$1,508
Preferred equity securities	18,466	—	(1,768)	16,698
Municipal securities	23,541	56	(1,066)	22,531
Mortgage-backed securities	36,445	323	(1,474)	35,294
Collateralized mortgage obligations	30,602	96	(1,277)	29,421
SBA securities	5,680	36	(64)	5,652
Corporate bonds	75,150	356	(1,937)	73,569
Total	$191,393	$867	$(7,587)	$184,673

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
December 31, 2021
U.S. Government Agencies	$1,510	$—	$—	$1,510
Preferred equity securities	18,331	446	—	18,777
Municipal securities	23,646	493	(16)	24,123
Mortgage-backed securities	33,973	1,333	(210)	35,096
Collateralized mortgage obligations	27,228	436	(158)	27,506
SBA securities	6,055	53	(20)	6,088
Corporate bonds	60,650	851	(166)	61,335
Total	$171,393	$3,612	$(570)	$174,435

During the three months ended March 31, 2022, the Company sold one available-for-sale securities for minimal realized gains and did not sell any securities available-for-sale for the three months ended March 31, 2021.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

The estimated fair value and gross unrealized losses for securities available-for-sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position at the dates indicated are as follows:

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
March 31, 2022
U.S. Government Agencies	$1,508	$(1)	$—	$—	$1,508	$(1)
Preferred Equity Securities	16,698	(1,768)	—	—	16,698	(1,768)
Municipal securities	14,198	(1,066)	—	—	14,198	(1,066)
Mortgage-backed securities	18,877	(1,076)	2,740	(398)	21,617	(1,474)
Collateralized mortgage obligations	18,474	(1,092)	2,059	(185)	20,533	(1,277)
SBA securities	1,194	(44)	976	(20)	2,170	(64)
Corporate bonds	50,313	(1,937)	—	—	50,313	(1,937)
Total	$121,262	$(6,984)	$5,775	$(603)	$127,037	$(7,587)

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
December 31, 2021
Municipal securities	$3,932	$(16)	$—	$—	$3,932	$(16)
Mortgage-backed securities	2,954	(111)	2,133	(99)	5,087	(210)
Collateralized mortgage obligations	9,236	(108)	1,605	(50)	10,841	(158)
SBA securities	134	—	1,058	(20)	1,192	(20)
Corporate bonds	23,084	(166)	—	—	23,084	(166)
Total	$39,340	$(401)	$4,796	$(169)	$44,136	$(570)

At March 31, 2022, the Company held 348 investment securities, of which 20 were in an unrealized loss position for more than twelve months and 163 were in an unrealized loss position for less than twelve months. These temporary unrealized losses relate principally to current interest rates for similar types of securities. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

The amortized cost and estimated fair value of securities available-for-sale at the dates indicated by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2022		December 31, 2021
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
Available-for-sale
Due in one year or less	$861	$861	$862	$865
Due after one through five years	41,763	39,927	41,850	42,950
Due after five years through ten years	88,707	85,952	79,116	79,993
Due after ten years	60,062	57,933	49,565	50,627
Total	$191,393	$184,673	$171,393	$174,435

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

NOTE 5 – LOANS

The Company’s loan portfolio at the dates indicated is summarized below:

	March 31,	December 31,
	2022	2021
Commercial and industrial	$313,556	$230,177
Construction and land	20,854	13,371
Commercial real estate	1,564,305	1,299,684
Residential	102,079	118,423
Consumer	3,675	5,138
Total loans	2,004,469	1,666,793
Net deferred loan fees	(541)	(1,903)
Allowance for loan losses	(17,700)	(17,700)
Net loans	$1,986,228	$1,647,190

During the first quarter of 2022, the Bank continued its participation in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), by processing applications for PPP loan forgiveness.

The Company’s total impaired loans, including nonaccrual loans TDR loans, and accreting purchase credit impaired (“PCI”) loans that have experienced post-acquisition declines in cash flows expected to be collected are summarized as follows:

	Commercial	Construction	Commercial
	and industrial	and land	real estate	Residential	Consumer	Total
March 31, 2022
Recorded investment in impaired loans:
With no specific allowance recorded	$184	$36	$5,451	$1,632	$—	$7,303
With a specific allowance recorded	5,538	—	259	128	—	5,925
Total recorded investment in impaired loans	$5,722	$36	$5,710	$1,760	$—	$13,228
Specific allowance on impaired loans	$1,277	$—	$259	$10	$—	1,546

December 31, 2021
Recorded investment in impaired loans:
With no specific allowance recorded	$112	$36	$5,015	$1,441	$—	$6,604
With a specific allowance recorded	681	—	262	146	—	1,089
Total recorded investment in impaired loans	$793	$36	$5,277	$1,587	$—	$7,693
Specific allowance on impaired loans	$681	$—	$224	$25	$—	$930

Three months ended March 31, 2022
Average recorded investment in impaired loans	$3,237	$812	$5,493	$898	$—	$10,440
Interest recognized	1	—	6	8	—	15

Three months ended March 31, 2021
Average recorded investment in impaired loans	915	36	6,073	2,628	—	9,652
Interest recognized	1	—	58	4	—	63

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

For the three months ended March 31, 2022 and 2021, the Company recorded no charge-offs related to TDR loans. During the three months ended March 31, 2022 and 2021, there were no TDR loans for which there was a payment default within the first 12 months of the modification. As of March 31, 2022 and December 31, 2021, TDR loans had a related allowance of $878,000 and $31,000, respectively. As of March 31, 2022 and December 31, 2021, $794,000 and $805,000, respectively, of TDR loans were performing in accordance with their modified terms. All TDR loans are also included in the loans individually evaluated for impairment as part of the calculation of the allowance for loan losses. There were no commitments to lend additional amounts to borrowers with outstanding loans that are classified as TDR loans at March 31, 2022.

A summary of TDR loans by type of concession and type of loan, as of the periods indicated:

	Number of	Rate	Term	Rate & term
	loans	modification	modification	modification	Total
March 31, 2022
Commercial and industrial	3	$—	$4,881	$—	$4,881
Construction and land	—	—	—	—	—
Commercial real estate	4	—	2,191	—	2,191
Residential	1	—	128	—	128
Consumer	—	—	—	—	—
Total	8	$—	$7,200	$—	$7,200

	Number of	Rate	Term	Rate & term
	loans	modification	modification	modification	Total
March 31, 2021
Commercial and industrial	2	$—	$29	$—	$29
Construction and land	—	—	—	—	—
Commercial real estate	3	—	1,422	—	1,422
Residential	1	—	150	—	150
Consumer	—	—	—	—	—
Total	6	$—	$1,601	$—	$1,601

There was one loan modified as a TDR during the three months ended March 31, 2022. There were two loans modified as TDRs during the three months ended March 31, 2021.

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

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

The following tables present the internally assigned risk grade by class of loans at the dates indicated:

		Special
	Pass	Mention	Substandard	Doubtful	Total
March 31, 2022
Commercial and industrial	$300,516	$3,740	$9,300	$—	$313,556
Construction and land	17,830	2,988	36	—	20,854
Commercial real estate	1,505,699	53,433	5,173	—	1,564,305
Residential	98,742	1,527	1,810	—	102,079
Consumer	3,653	—	22	—	3,675
Total	$1,926,440	$61,688	$16,341	$—	$2,004,469

		Special
	Pass	Mention	Substandard	Doubtful	Total
December 31, 2021
Commercial and industrial	$216,611	$9,178	$4,388	$—	$230,177
Construction and land	13,264	71	36	—	13,371
Commercial real estate	1,264,269	28,438	6,977	—	1,299,684
Residential	115,534	1,250	1,639	—	118,423
Consumer	5,116	—	22	—	5,138
Total	$1,614,794	$38,937	$13,062	$—	$1,666,793

The following tables provide an aging of the Company’s loans receivable as of the dates indicated:

								Recorded
			90 Days					investment >
	30–59 Days	60–89 Days	or more	Total			Total loans	90 days and
	past due	past due	past due	past due	Current	PCI loans	receivable	accruing
March 31, 2022
Commercial and industrial	$5,828	$236	$653	$6,717	$302,380	$4,459	$313,556	$—
Construction and land	337	—	36	373	19,034	1,447	20,854	—
Commercial real estate	109	697	3,119	3,925	1,536,959	23,421	1,564,305	—
Residential	729	321	1,002	2,052	98,457	1,570	102,079	117
Consumer	—	221	—	221	3,454	—	3,675	—
Total	$7,003	$1,475	$4,810	$13,288	$1,960,284	$30,897	$2,004,469	$117

								Recorded
			90 Days					investment >
	30–59 Days	60–89 Days	or more	Total			Total loans	90 days and
	past due	past due	past due	past due	Current	PCI loans	receivable	accruing
December 31, 2021
Commercial and industrial	$275	$10	$606	$891	$228,980	$306	$230,177	$—
Construction and land	—	338	36	374	12,997	—	13,371	—
Commercial real estate	196	410	2,621	3,227	1,286,311	10,146	1,299,684	—
Residential	1,442	21	1,031	2,494	114,162	1,767	118,423	—
Consumer	3	—	—	3	5,135	—	5,138	—
Total	$1,916	$779	$4,294	$6,989	$1,647,585	$12,219	$1,666,793	$—

The balance of nonaccrual loans guaranteed by a government agency, which reduces the Company’s credit exposure, was $822,000 at March 31, 2022 compared to $841,000 at December 31, 2021. At March 31, 2022 and December 31, 2021, nonaccrual loans included $5.6 million and $6.9 million, respectively, of loans 30-89 days past due and $2.2 million and $2.5 million of loans less than 30 days past due, respectively. At March 31, 2022, nonaccrual loans 30-89 days past due of $5.6 million was primarily comprised of one $4.9 million commercial and industrial loan

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

restructured as a TDR during the three months ended March 31, 2022 and seven smaller loans, and the $2.2 million of loans less than 30 days past due are comprised of 11 loans. All of these loans were placed on nonaccrual due to concerns over the financial condition of the borrowers. There was one loan totaling $117,000 that was 90 days or more past due and still accruing at March 31, 2022, compared to no loans at December 31, 2021. Interest foregone on nonaccrual loans was approximately $84,600 for the three months ended March 31, 2022 compared to $88,300 for the three months ended March 31, 2021.

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

The unpaid principal balance and carrying value of the Company’s PCI loans at the dates indicated are as follows:

	March 31, 2022		December 31, 2021
	Unpaid		Unpaid
	principal	Carrying	principal	Carrying
	balance	value	balance	value
Commercial and industrial	$5,587	$4,459	$546	$306
Construction and land	1,667	1,447	—	—
Commercial real estate	25,751	23,421	11,519	10,146
Residential	1,943	1,570	2,202	1,767
Total	$34,948	$30,897	$14,267	$12,219

The following table reflects the changes in the accretable yield of PCI loans for the periods indicated:

	Three months ended
	March 31,
	2022	2021
Balance at beginning of period	$508	$383
Additions	1,277	—
Removals	(48)	(65)
Accretion	(50)	(230)
Balance at end of period	$1,687	$88

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

NOTE 6 – ALLOWANCE FOR LOAN LOSSES

The following tables summarize the Company’s allowance for loan losses and loan balances individually and collectively evaluated for impairment by type of loan as of or for the three months ended March 31, 2022 and 2021:

	Commercial	Construction	Commercial
	and industrial	and land	real estate	Residential	Consumer	Total
March 31, 2022
Allowance for loan losses
Beginning balance	$3,261	$175	$12,709	$1,536	$19	$17,700
Charge-offs	—	—	(1)	(6)	(3)	(10)
Recoveries	3	—	—	—	—	3
Provision for (reversal of) loan losses	235	(37)	264	(457)	2	7
Ending balance	$3,499	$138	$12,972	$1,073	$18	$17,700

Allowance for loan losses by methodology:
Loans individually evaluated for impairment	$1,277	$—	$259	$128	$—	$1,664
Loans collectively evaluated for impairment	2,222	138	12,713	945	18	16,036
PCI loans	—	—	—	—	—	—

Loans receivable by methodology:
Individually evaluated for impairment	$5,723	$36	$5,710	$1,759	$—	$13,228
Collectively evaluated for impairment	303,374	19,371	1,535,174	98,750	3,675	1,960,344
PCI loans	4,459	1,447	23,421	1,570	—	30,897
Total loans	$313,556	$20,854	$1,564,305	$102,079	$3,675	$2,004,469

	Commercial	Construction	Commercial
	and industrial	and land	real estate	Residential	Consumer	Total
March 31, 2021
Allowance for loan losses
Beginning balance	$4,042	$378	$11,211	$1,856	$13	$17,500
Charge-offs	(2)	—	—	—	—	(2)
Recoveries	2	—	—	—	—	2
Provision for (reversal of) loan losses	(223)	(113)	36	291	9	—
Ending balance	$3,819	$265	$11,247	$2,147	$22	$17,500

Allowance for loan losses by methodology:
Loans individually evaluated for impairment	$490	$—	$116	$20	$—	$626
Loans collectively evaluated for impairment	3,218	265	11,131	2,127	22	16,763
PCI loans	111	—	—	—	—	111

Loans receivable by methodology:
Individually evaluated for impairment	$978	$36	$6,079	$3,524	$—	$10,617
Collectively evaluated for impairment	322,330	14,539	1,078,547	141,909	6,832	1,564,157
PCI loans	638	48	11,135	2,252	—	14,073
Total loans	$323,946	$14,623	$1,095,761	$147,685	$6,832	$1,588,847

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

NOTE 7 – PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at the dates indicated:

	March 31,	December 31,
	2022	2021
Premises owned	$11,115	$11,015
Leasehold improvements	2,619	2,608
Furniture, fixtures and equipment	6,462	6,201
Less accumulated depreciation and amortization	(5,939)	(5,454)
Total premises and equipment, net	$14,257	$14,370

Depreciation and amortization included in occupancy and equipment expense totaled $507,000 and $502,000 for the three months ended March 31, 2022 and 2021, respectively.

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

The below maturity schedule represents the undiscounted lease payments for the five-year period and thereafter as of March 31, 2022:

For remainder of 2022	$3,832
2023	3,466
2024	2,952
2025	2,039
2026	1,296
Thereafter	2,563
Total undiscounted cash flows	16,148
Less: interest	(1,971)
Present value of lease payments	$14,177

The following table presents the weighted average lease term and discount rate at the date indicated:

	March 31, 2022
Weighted-average remaining lease term	5.1	years
Weighted-average discount rate	2.41%

Rental expense included in occupancy and equipment on the consolidated statements of income totaled $1.3 million and $810,000 for the three months ended March 31, 2022 and 2021, respectively.

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

Goodwill

The Company’s policy is to assess goodwill for impairment at the reporting unit level on an annual basis or between annual assessments if a triggering event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Impairment exists when a reporting unit’s fair value is less than its carrying amount, including goodwill.

Changes in the Company's goodwill at March 31, 2022 and December 31, 2021 are as follows:

	March 31,	December 31,
	2022	2021
Balance at beginning of period	$38,838	$38,838
Acquired goodwill	—	—
Impairment	—	—
Balance at end of period	$38,838	$38,838

Core Deposit Intangible

Changes in the Company’s core deposit intangible at March 31, 2022 and December 31, 2021 were as follows:

	March 31,	December 31,
	2022	2021
Balance at beginning of period	$6,489	$8,302
Additions	756	—
Less amortization	(495)	(1,813)
Balance at end of period	$6,750	$6,489

Estimated annual amortization expense at March 31, 2022 is as follows:

For remainder of 2022	$1,549
2023	1,286
2024	1,222
2025	948
2026	455
Thereafter	1,290
Total	$6,750

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

NOTE 10 – INTEREST RECEIVABLE AND OTHER ASSETS

The Company’s interest receivable and other assets at the dates indicated consisted of the following:

	March 31,	December 31,
	2022	2021
Tax assets, net	$11,391	$10,573
Accrued interest receivable	8,262	5,929
Investment in Small Business Investment Company ("SBIC") fund	4,929	4,731
Investment in Community Reinvestment Act fund	2,000	—
Prepaid assets	1,076	1,598
Servicing assets	2,365	1,947
Investment in Low Income Housing Tax Credit ("LIHTC") partnerships, net	2,981	3,129
Investment in statutory trusts	485	484
Other assets	5,644	1,469
Total	$39,133	$29,860

At March 31, 2022, the Company had remaining commitments to the LIHTC partnerships and the SBIC fund of $3.2 million and $122,000, respectively.

NOTE 11 – DEPOSITS

The Company’s deposits consisted of the following at the dates indicated:

	March 31,	December 31,
	2022	2021
Demand deposits	$783,110	$710,137
NOW accounts and savings	476,077	484,847
Money market	760,359	568,094
Time deposits	310,849	222,161
Total	$2,330,395	$1,985,239

NOTE 12 - BORROWINGS

Other borrowings – The Bank has an approved secured borrowing facility with the Federal Home Loan Bank of San Francisco (the “FHLB”) for up to 25% of total assets for a term not to exceed five years under a blanket lien of certain types of loans. At both March 31, 2022 and December 31, 2021, the Company had no FHLB advances outstanding.

The Company has Federal Funds lines with four corresponding banks. Cumulative available commitments totaled $65.0 million at both March 31, 2022 and December 31, 2021. There were no amounts outstanding under these facilities at both March 31, 2022 and December 31, 2021.

Junior subordinated deferrable interest debentures – In connection with its previous acquisitions, the Company acquired junior subordinated deferrable interest debentures, totaling $8.4 million net of mark-to-market adjustments March 31, 2022 with a weighted average interest rate of 3.44%, compared to $8.4 million with a weighted average rate of 2.79% at December 31, 2021. The junior subordinated deferrable interest debentures have a stated maturity term of 30 years.

Subordinated debt – On August 6, 2020, the Company issued and sold $65.0 million aggregate principal amount of 5.25% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “Notes”) at a public offering price equal to 100% of

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

the aggregate principal amount of the Notes. The offering of the Notes closed on August 10, 2020. The Notes initially bears a fixed interest rate of 5.25% per year. Commencing on September 15, 2025, the interest rate on the Notes resets quarterly to the three-month Secured Overnight Financing rate plus a spread of 521 basis points (5.21%), payable quarterly in arrears. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year through September 15, 2025 and quarterly thereafter on March 15, June 15, September 15 and December 15 of each year through the maturity date or early redemption date. The Company, at its option, may redeem the Notes, in whole or in part, on any interest payment date on or after September 15, 2025, without a premium. At March 31, 2022 and December 31, 2021, the Company had outstanding Notes, net of cost to issue, totaling $63.6 million and $63.5 million, respectively.

NOTE 13 – INTEREST PAYABLE AND OTHER LIABILITIES

The Company’s interest payable and other liabilities at the dates indicated consisted of the following:

	March 31,	December 31,
	2022	2021
Accrued expenses	$5,634	$7,339
Accounts payable	412	506
Reserve for unfunded commitments	315	315
Accrued interest payable	344	1,180
Other liabilities	3,557	4,516
Total	$10,262	$13,856

NOTE 14 – OTHER EXPENSES

The Company’s other expenses for the periods indicated consisted of the following:

	Three months ended
	March 31,
	2022	2021
Professional fees	$1,306	$434
Core deposit premium amortization	495	454
Marketing and promotions	296	64
Stationery and supplies	92	107
Insurance (including FDIC premiums)	231	210
Communication and postage	224	214
Loan default related expense	39	14
Director fees	84	76
Bank service charges	66	56
Courier expense	175	176
Other	304	96
Total	$3,312	$1,901

The Company expenses marketing and promotions costs as they are incurred. Advertising expense included in marketing and promotions totaled $21,000 and $17,000 for the three months ended March 31, 2022 and 2021, respectively.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

NOTE 15 – EQUITY INCENTIVE PLANS

Equity Incentive Plans

2017 Omnibus Equity Incentive Plan

The shareholders approved the Omnibus Equity Incentive Plan (“2017 Plan”) in November 2017. The 2017 Plan provides for the awarding by the Company’s Board of Directors of equity incentive awards to employees and non-employee directors. An equity incentive award may be an option, stock appreciation rights, restricted stock units, stock award, other stock-based award or performance award granted under the 2017 Plan. Factors considered by the Board in awarding equity incentives to officers and employees include the performance of the Company, the employee’s or officer’s job performance, the importance of his or her position, and his or her contribution to the organization’s goals for the award period. Generally, awards are restricted and have a vesting period of no longer than ten years. Subject to adjustment as provided in the 2017 Plan, the maximum number of shares of common stock that may be delivered pursuant to awards granted under the 2017 Plan is 450,000. The 2017 Plan provides for an annual restricted stock grant limits to officers, employees and directors. The annual stock grant limit per person for officers and employees is the lessor of 50,000 shares or a value of $2.0 million, and per person for directors, the maximum is 25,000 shares. All unvested restricted shares outstanding vest in the event of a change in control of the Company. Awarded shares of restricted stock vest over (i) a one-year period following the date of grant, in the case of the non-employee directors, and (ii) a three-year or five-year period following the date of grant, with the initial vesting occurring on the one-year anniversary of the date of grant, in the case of the executive officers. As of March 31, 2022, a total of 95,381 shares were available for future issuance under the 2017 Plan.

2014 Omnibus Equity Incentive Plan

In 2014, the shareholders approved the Omnibus Equity Incentive Plan (the “2014 Plan”). A total of 148,962 equity incentive awards were granted under the 2014 Plan. The awards are shares of restricted stock and have a vesting period of one to five years. No future equity awards will be made from the 2014 Plan.

The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date. For the three months ended March 31, 2022 and 2021, total compensation expense for these plans was $324,000 and $413,000, respectively.

As of March 31, 2022, there was $1.5 million of total unrecognized compensation cost related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately three years.

The following table provides the restricted stock grant activity for the periods indicated:

	2022		2021
		Weighted-average		Weighted-average
		grant date		grant date
	Shares	fair value	Shares	fair value
Non-vested at January 1,	139,275	$16.29	204,515	$17.71
Granted	22,473	18.79	24,187	15.17
Vested	(15,560)	18.34	(14,164)	18.50
Forfeited	(532)	18.79	—	—
Non-Vested, at March 31,	145,656	$16.45	214,538	$16.06

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

In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the lowest level of inputs that is significant to the measurement is used to determine the hierarchy for the entire asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with our quarterly valuation process. There were no transfers between levels during 2022 or 2021.

The following assets are measured at fair value on a recurring basis as of the dates indicated:

	Total	Level 1	Level 2	Level 3
March 31, 2022
U.S. Government Agencies	$1,508	$—	$1,508	$—
Preferred equity securities	16,698	16,698	—	—
Municipal securities	22,531	—	22,531	—
Mortgage-backed securities	35,294	—	35,294	—
Collateralized mortgage obligations	29,421	—	29,421	—
SBA securities	5,652	—	5,652	—
Corporate bonds	73,569	—	73,569	—
Total	$184,673	$16,698	$167,975	$—

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

	Total	Level 1	Level 2	Level 3
December 31, 2021
U.S. Government Agencies	$1,914	$—	$1,914	$—
Preferred equity securities	18,777	18,777	—
Municipal securities	24,123	—	24,123	—
Mortgage-backed securities	34,692	—	34,692	—
Collateralized mortgage obligations	27,506	—	27,506	—
SBA securities	6,088	—	6,088	—
Corporate bonds	61,335	—	61,335	—
Total	$174,435	$18,777	$155,658	$—

The following assets are measured at fair value on a nonrecurring basis as of the dates indicated:

	Total	Level 1	Level 2	Level 3
March 31, 2022
Performing impaired loans	$794	$—	$—	$794
Nonperforming impaired loans	12,434	—	—	12,434
OREO	21	—	—	21
Total	$13,249	$—	$—	$13,249

	Total	Level 1	Level 2	Level 3
December 31, 2021
Performing impaired loans	$805	$—	$—	$805
Nonperforming impaired loans	6,888	—	—	6,888
OREO	21	—	—	21
Total	$7,714	$—	$—	$7,714

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

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value disclosure for financial instruments:

	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
March 31, 2022
Financial assets:
Cash and cash equivalents	$427,199	$427,199	$427,199	$—	$—
Interest bearing deposits in banks	3,336	3,336	3,336	—	—
Investment securities available-for-sale	184,673	184,673	16,698	167,975	—
Investment in FHLB and FRB Stock	19,226	19,226	19,226	—	—
Loans held for sale	970	970	—	970	—
Loans, net	1,986,228	1,991,792	—	—	1,991,792
Accrued interest receivable	8,262	8,262	—	8,262	—
Financial liabilities:
Deposits	2,330,395	2,332,443	—	2,332,443	—
Junior subordinated deferrable interest debentures, net	8,423	8,640	—	—	8,640
Subordinated debt, net	63,584	63,584	—	63,584	—
Accrued interest payable	344	344	—	344	—
Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	89,054	88,739	—	—	88,739

	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
December 31, 2021
Financial assets:
Cash and cash equivalents	$379,687	$379,687	$379,687	$—	$—
Interest bearing deposits in banks	3,585	3,585	3,585	—	—
Investment securities available-for-sale	174,435	174,435	18,777	155,658	—
Investment in FHLB and FRB Stock	16,035	16,035	16,035	—	—
Loans held for sale	6,470	6,470	—	6,470	—
Loans, net	1,647,190	1,659,811	—	—	1,659,811
Accrued interest receivable	5,929	5,929	—	5,929	—
Financial liabilities:
Deposits	1,985,239	1,986,651	—	1,986,651	—
Junior subordinated deferrable interest debentures, net	8,403	8,612	—	—	8,612
Subordinated debt, net	63,542	63,542	—	63,542	—
Accrued interest payable	1,180	1,180	—	1,180	—
Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	104,139	103,824	—	—	103,824

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

The following table presents a summary of commitments described above as of the dates indicated:

	March 31,	December 31,
	2022	2021
Commitments to extend credit	$86,292	$100,686
Standby letters of credit	2,762	3,453
Total commitments	$89,054	$104,139

Commitments generally have fixed expiration dates or other termination clauses. The actual liquidity needs or the credit risk that the Company will experience will be lower than the contractual amount of commitments to extend credit because a significant portion of these commitments are expected to expire without being drawn upon. The commitments are generally variable rate and include unfunded home equity lines of credit, commercial real estate construction where disbursement is made over the course of construction, commercial revolving lines of credit, and unsecured personal lines of credit. The Company’s outstanding loan commitments are made using the same underwriting standards as comparable outstanding loans. The reserve associated with these commitments included in interest payable and other liabilities on the consolidated balance sheets was $315,000 at both March 31, 2022 and December 31, 2021.

Commercial Real Estate Concentrations

At March 31, 2022 and December 31, 2021, in management’s judgment, a concentration of loans existed in commercial real estate related loans. The Company’s commercial real estate loans are secured by owner-occupied and non-owner occupied commercial real estate and multifamily properties. Although management believes that loans within these concentrations have no more than the normal risk of collectability, a decline in the performance of the economy in general or a decline in real estate value in the Company’s primary market areas in particular, could have an adverse impact on collectability.

Other Assets

The Company has commitments to fund investments in LIHTC partnerships and an SBIC fund. At March 31, 2022, the remaining commitments to the LIHTC partnerships and the SBIC fund were approximately $3.2 million and $122,000, respectively. At December 31, 2021, the remaining commitments to the LIHTC partnerships and the SBIC fund were $2.3 million and $122,000, respectively.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

Deposits

At March 31, 2022, approximately $265.9 million, or 11.4%, of the Company's deposits were derived from its top ten depositors. At December 31, 2021, approximately $198.6 million, or 10.0%, of the Company's deposits were derived from its top ten depositors.

Local Agency Deposits and Other Advances

In the normal course of business, the Company accepts deposits from local agencies. The Company is required to provide collateral for certain local agency deposits in the states of California, Colorado, New Mexico and Washington. At both March 31, 2022 and December 31, 2021, the FHLB issued letters of credit on behalf of the Company totaling $42.0 million as collateral for local agency deposits.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward- looking statements as a result of a wide variety or range of factors including, but not limited to:

●	expected revenues, cost savings, synergies and other benefits from our recent acquisition of Pacific Enterprise Bancorp (the “PEB Merger”) might not be realized within the expected time frames or at all and costs or difficulties relating to integration matters, including but not limited to client and employee retention, might be greater than expected;
●	potential adverse impacts to economic conditions in the Company’s local market areas, other markets where the Company has lending relationships, or other aspects of the Company’s business operations or financial markets, generally, resulting from the novel coronavirus disease 2019 (“COVID-19”) pandemic and any governmental or societal responses thereto;
●	the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses;
●	changes in economic conditions in general and in California, Colorado, New Mexico and Washington;
●	changes in the levels of general interest rates and the relative differences between short and long-term interest rates, loan and deposit interest rates;
●	the future of the London Interbank Offered Rate (“LIBOR”), and the transition away from LIBOR toward new interest rate benchmarks;
●	our net interest margin and funding sources;
●	fluctuations in the demand for loans and the number of unsold homes, land and other properties;
●	fluctuations in real estate values in our market areas;
●	secondary market conditions for loans and our ability to sell loans in the secondary market;
●	results of examinations of us by regulatory authorities and the possibility that any such regulatory authority may, among other things, limit our business activities, require us to change our business mix, increase our allowance for loan and lease losses, write-down asset values or increase our capital levels, affect our ability to borrow funds or maintain or increase deposits;
●	risks related to our acquisition strategy, including our ability to identify future suitable acquisition candidates, exposure to potential asset and credit quality risks and unknown or contingent liabilities, the need for capital to finance such transactions, our ability to obtain required regulatory approvals and possible failures in realizing the anticipated benefits from acquisitions;
●	challenges arising from attempts to expand into new geographic markets, products, or services;
●	future goodwill impairment due to changes in our business, market conditions, or other factors;
●	legislative or regulatory changes that adversely affect our business, including changes in banking, securities and tax law, in regulatory policies and principles, or the interpretation of regulatory capital or other rules, and including changes as a result of COVID-19;
●	our ability to attract and retain deposits;
●	our ability to control operating costs and expenses;
●	the use of estimates in determining fair value of certain of our assets and liabilities, which estimates may prove to be incorrect and result in significant changes in valuation;
●	difficulties in reducing risk associated with the loans and securities on our balance sheet;

●	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges;
●	the effectiveness of our risk management framework;
●	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions, which could expose us to litigation or reputational harm;
●	an inability to keep pace with the rate of technological advances;
●	our ability to retain key members of our senior management team and our ability to attract, motivate and retain qualified personnel;
●	costs and effects of litigation, including settlements and judgments;
●	our ability to implement our business strategies and manage our growth;
●	liquidity issues, including our ability to borrow funds or raise additional capital, if necessary;
●	the loss of our large loan and deposit relationships;
●	increased competitive pressures among financial services companies;
●	changes in consumer spending, borrowing and savings habits;
●	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;
●	adverse changes in the securities markets;
●	inability of key third-party providers to perform their obligations to us;
●	statements with respect to our intentions regarding disclosure and other changes resulting from the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”);
●	changes in accounting principles, policies or guidelines and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board;
●	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and
●	other risks described elsewhere in this Form 10-Q and other filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Annual Report”).

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

Our principal objective is to continue to increase shareholder value and generate consistent earnings growth by expanding our commercial banking franchise through both strategic acquisitions and organic growth. Since 2010, we have expanded our geographic footprint through 10 strategic acquisitions. We believe our strategy of selectively acquiring and integrating community banks has provided us with economies of scale and improved our overall franchise efficiency. Looking forward, we expect to continue to pursue strategic acquisitions and believe our targeted market areas present us with many and varied acquisition opportunities. We are also focused on continuing to grow organically and believe the metropolitan and community markets in which we operate currently provide meaningful opportunities to expand our commercial client base and increase both interest-earning assets and market share. We believe our geographic footprint, which now includes the San Francisco Bay area, the metropolitan markets of Los Angeles, California, Seattle, Washington, and Denver, Colorado, and community markets including Albuquerque, New Mexico, and Custer, Delta, and Grand counties, Colorado, provides us with access to low cost, stable core deposits in community markets that we can use to fund commercial loan growth. We strive to provide an enhanced banking experience for our clients by providing them with a comprehensive suite of sophisticated banking products and services tailored to meet their needs, while delivering the high-quality, relationship-based client service of a community bank. At March 31, 2022, the Company had approximately $2.8 billion in total assets, $2.0 billion in total loans, $2.3 billion in total deposits and $324.7 million in shareholders’ equity.

We continue to focus on growing our commercial loan portfolios through acquisitions as well as organic growth. At March 31, 2022, our $2.0 billion total loan portfolio included $349.8 million or 17.5%, of acquired loans (all of which were recorded to their estimated fair values at the time of acquisition), and the remaining $1.7 billion, or 82.5%, consisted of loans we originated.

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

On February 1, 2022, the Company completed its acquisition of Pacific Enterprise Bancorp (“PEB”), which was headquartered in Irvine, California. Pursuant to an Agreement and Plan of Merger, dated September 7, 2021 (the “Merger Agreement”), by and between BayCom and PEB. Under the terms of the Merger Agreement, PEB merged with and into BayCom (the “Merger”), with BayCom as the surviving corporation in the Merger. Immediately following the Merger, Pacific Enterprise Bank, a wholly-owned subsidiary of PEB, merged with and into United Business Bank, a wholly-owned subsidiary of BayCom (the “Bank Merger”), with United Business Bank as the surviving bank in the Bank Merger. For additional information regarding the Merger, see “Note 3 – Acquisitions” contained in the Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Information” of Part I this report.

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

Changes in market interest rates, the slope of the yield curve, and interest we earn on interest earning assets or pay on interest bearing liabilities, as well as the volume and types of interest earning assets, interest bearing and noninterest bearing liabilities and shareholders’ equity, usually have the largest impact on changes in our net interest spread, net interest margin and net interest income during a reporting period. In March 2022, in response to inflation, the Federal Open Market Committee (“FOMC”) of the Board of Governors of the Federal Reserve System (“Federal Reserve”) commenced increasing the target range for the federal funds rate by implementing a 25 basis point increase to a range of 0.25% to 0.50%. In May 2022, the FOMC implemented a 50 basis point increase to a range of 0.75% to 1.00%. The FOMC has indicated  further increases are to be expected this year. This recent March increase, however, had limited impact on the current quarter’s net interest margin as the change in rate occurred towards the end of the quarter.

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

Allowance for loan losses. The allowance for loan losses is evaluated on a regular basis by management. Periodically, we charge current earnings with provisions for estimated probable losses of loans receivable. The provision or adjustment takes into consideration the adequacy of the total allowance for loan losses giving due consideration to specifically identified problem loans, the financial condition of the borrowers, fair value of the underlying collateral, recourse provisions, prevailing economic conditions, and other factors. Additional consideration is given to our historical loan loss experience relative to our loan portfolio concentrations related to industry, collateral and geography. Additional analysis was also completed on the allowance for loan losses based on the significance of loan modifications in accordance with the Coronavirus Aid, Relief, and Economic Security Act of 2020 or CARES Act and regulatory guidance, loan risk rating downgrades as well as additional risk factors related to COVID-19. Our evaluation of the allowance for loan losses is inherently subjective and requires estimates that are susceptible to significant change as additional or new information becomes available. In addition, regulatory examiners may require additional allowances based on their judgments of the information regarding problem loans and credit risk available to them at the time of their examinations.

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

BayCom’s Response to COVID-19

The Company maintains its commitment to supporting its community and clients during the COVID-19 pandemic and remains focused on keeping its employees safe and the Bank running effectively to serve its clients. As of March 31, 2022, all Bank branches were open with normal hours and substantially all employees had returned to their normal working environments. The Bank will continue to monitor branch access and occupancy levels in relation to cases and close contact scenarios and follow governmental restrictions and public health authority guidelines.

Comparison of Financial Condition at March 31, 2022 and December 31, 2021

Total assets.  Total assets increased $405.3 million, or 17.2%, to $2.8 billion at March 31, 2022, from $2.4 billion at December 31, 2021. The increase primarily was due to loans receivable, net, increasing $339.0 million, primarily due to loans acquired in the PEB Merger. In addition, cash and cash equivalents increased $47.5 million or 12.5%, investment securities available for sale increased $10.2 million or 5.9% and other assets increased $9.3 million or 31.1%.

Cash and cash equivalents.  Cash and cash equivalents increased $47.5 million, or 12.5%, to $427.2 million, at March 31, 2022, from $379.7 million at December 31, 2021. The increase was primarily a result of loan repayments and an increase in total deposits, which exceeded the funds required for loan originations and used for purchases of investment securities.

Securities.  Investment securities, all of which are classified as available-for-sale, increased $10.2 million, or 5.9%, to $184.7 million at March 31, 2022 from $174.4 million at December 31, 2021. The increase was primarily due to the purchase of $22.7 million of investment securities during the three months ended March 31, 2022 partially offset by the routine amortization and repayment of investment principal balances and securities called and matured.

Loans receivable, net.  We originate a wide variety of loans with a focus on commercial real estate (“CRE”) loans and commercial and industrial loans. Loans receivable, net of allowance for loan losses, increased $339.0 million, or 20.6%, to $2.0 billion at March 31, 2022 from $1.7 billion at December 31, 2021. The increase was primarily due to $412.9 million of net loans acquired from PEB and $81.6 million of new loan originations, partially offset by $143.3 million of loan repayments, including $51.6 million in PPP loan repayments, and $10.9 million in loan sales.

The following table provides information about our loan portfolio by type of loan, with PCI loans presented as a separate balance, at the dates presented.

	March 31,	December 31,	% Change
	2022	2021

	(Dollars in thousands)
Commercial and industrial (1)	$309,097	$229,871	34.5%
Real estate:
Residential	100,509	116,656	(13.8)
Multifamily residential	246,701	206,960	19.2
Owner occupied CRE	605,895	393,978	53.8
Non-owner occupied CRE	688,288	688,600	0.0
Construction and land	19,407	13,371	45.1
Total real estate	1,660,800	1,419,565	17.0
Consumer	3,675	5,138	(28.5)
PCI loans	30,897	12,219	152.9
Total Loans	2,004,469	1,666,793	20.3
Net deferred loan fees	(541)	(1,903)	(71.6)
Allowance for loan losses	(17,700)	(17,700)	0.0
Loans, net	$1,986,228	$1,647,190	20.6%
(1)	Includes $114.6 million and $69.6 million of PPP loans as of March 31, 2022 and December 31, 2021, respectively. The increase from December 31, 2021 primarily reflects PPP loans acquired in the PEB Merger.

The following table shows as of March 31, 2022, the geographic distribution of our loan portfolio by type of loan in dollar amounts and percentages:

	San Francisco Bay				Total in State of
	Area (1)		Other California		California		All Other States (2)		Total
		% of		% of		% of		% of		% of
		Total in		Total in		Total in		Total in		Total in
	Amount	Category	Amount	Category	Amount	Category	Amount	Category	Amount	Category

	(Dollars in thousands)
March 31, 2022
Commercial and industrial	$51,767	9.1%	$198,807	20.0%	$250,574	16.0%	$62,982	14.2%	$313,556	15.6%
Real estate:
Residential	20,601	3.6%	33,165	3.3%	53,766	3.4%	48,313	10.9%	102,079	5.1%
Multifamily residential	54,295	9.5	135,564	13.6	189,859	12.2	59,797	13.5	249,656	12.5
Owner occupied CRE	200,501	35.2	362,176	36.5	562,677	36.0	60,025	13.6	622,702	31.1
Non-owner occupied CRE	240,004	42.2	250,021	25.2	490,025	31.4	201,922	45.7	691,947	34.5
Construction and land	1,655	0.3	12,138	1.2	13,793	0.9	7,061	1.6	20,854	1.0
Total real estate	517,056		793,064		1,310,120		377,118		1,687,238
Consumer	7	0.0%	1,700	0.2%	1,707	0.1%	1,968	0.4%	3,675	0.2%
Total loans	$568,830		$993,571		$1,562,401		$442,068		$2,004,469

December 31, 2021
Commercial and industrial	$80,457	13.6%	$68,586	11.8%	$149,043	12.7%	$81,134	16.3%	$230,177	13.8%
Real estate:
Residential	$23,135	3.9%	$42,218	7.3%	$65,353	5.6%	$53,070	10.7%	$118,423	7.1%
Multifamily residential	66,425	11.3	80,328	13.8	146,753	12.5	60,207	12.1	206,960	12.4
Owner occupied CRE	185,046	31.4	143,122	24.6	328,168	28.0	65,810	13.3	393,978	23.6
Non-owner occupied CRE	233,587	39.6	243,358	41.9	476,945	40.8	221,801	44.7	698,746	41.9
Construction and land	889	0.2	1,310	0.2	2,199	0.2	11,172	2.2	13,371	0.8
Total real estate	$509,082		$510,336		$1,019,418		$412,060		$1,431,478
Consumer	13	0.0%	1,703	0.3%	1,716	0.1%	3,422	0.7%	5,138	0.3%
Total loans	$589,552		$580,625		$1,170,177		$496,616		$1,666,793

(1)	Includes Alameda, Contra Costa, Solano, Napa, Sonoma, Marin, San Francisco, San Joaquin, San Mateo and Santa Clara counties.
(2)	Includes loans located primarily in the states of Colorado, New Mexico and Washington. At March 31, 2022, loans in Colorado, New Mexico and Washington totaled $103.6 million, $61.7 million and $85.0 million, respectively. At December 31, 2021, loans in Colorado, New Mexico and Washington totaled $123.2 million, $69.5 million and $86.6 million, respectively.

Nonperforming assets and nonaccrual loans.  Nonperforming assets consists of nonaccrual loans, accruing loans that are 90 days or more past due and other real estate owned (“OREO”). Nonperforming assets increased $5.7 million, or 82.0%, to $12.6 million at March 31, 2022 from $6.9 million at December 31, 2021, primarily due to a $5.5 million increase in nonaccrual loans and $117,000 increase in accruing loans 90 days and more past due. The increase in nonaccrual loans was primarily due to one $4.9 million commercial and industrial loan which was restructured and placed on non-accrual during the current quarter. The Company had nonperforming loans, consisting of nonaccrual loans and accruing loans that are 90 days or more past due, totaling 62% of total loans, of which $800,000 were guaranteed by governmental agencies at March 31, 2022, compared to $6.9 million or 0.41% of total loans, of which $822,000 were SBA guaranteed at December 31, 2021. Included in nonperforming loans at March 31, 2022 and December 31, 2021, were $6.4 million and $1.6 million, respectively, of TDR loans. At March 31, 2022 and December 31, 2021, nonaccrual loans included $5.6 million and $6.9 million of loans 30-89 days past due and $2.2 million and $2.5 million of loans less than 30 days past due, respectively. At March 31, 2022, nonaccrual loans 30-89 days past due of $5.6 million primarily was comprised of one $4.9 million commercial and industrial loan restructured as a TDR during the three months ended March 31, 2022 and seven smaller loans, and the $2.2 million of loans less than 30 days past due are comprised of two loans. All of these loans were placed on nonaccrual due to concerns over the financial condition of the borrowers. There was one loan totaling $117,000 that was 90 days or more past due and still accruing at March 31, 2022, compared to no loans at December 31, 2021.

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

Troubled debt restructured loans.  Troubled debt restructured loans, or TDR loans, which are accounted for under ASC Topic 310-40, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a below market interest rate, a reduction in principal, or a longer term to maturity. TDR loans as of March 31, 2022 totaled $7.2 million, of which $794,000 were accruing and performing according to their restructuring terms. TDR loans as of December 31, 2021 totaled $2.4 million, of which $805,000 were accruing and performing according to their restructuring terms. The accruing TDR loans are not considered nonperforming assets as they continue to accrue interest despite being considered impaired due to the restructured status. The related allowance for loan losses on TDR loans totaled of $878,000 and $31,000 at March 31, 2022 and December 31, 2021, respectively.

The Company provided payment and financial relief programs for borrowers impacted by COVID-19. All loans modified due to COVID-19 were separately monitored and any request for continuation of relief beyond the initial modification was reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating was appropriate. At both March 31, 2022 and December 31, 2021, the Company had two commercial real estate loans totaling $2.7 million operating under forbearance agreements due to COVID-19. Since these loans were performing loans that were current on their payments prior to the COVID-19 pandemic, these modifications are not considered to be TDRs at March 31, 2022, pursuant to applicable accounting and regulatory guidance.

The following table sets forth the nonperforming loans, nonperforming assets and TDR loans as of the dates indicated:

	March 31,	December 31,
	2022	2021

	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Commercial and industrial	$5,682	$753
Real estate:
Residential	1,759	1,587
Multifamily residential	200	200
Owner occupied CRE	4,349	3,990
Non-owner occupied CRE	408	322
Construction and land	36	36
Total real estate	6,752	6,135
Consumer	—	—
Total nonaccrual loans	12,434	6,888
Accruing loans 90 days or more past due	117	—
Total nonperforming loans (1)	12,551	6,888
Real estate owned	21	21
Total nonperforming assets (2)	$12,572	$6,909
Troubled debt restructurings – performing	794	805
PCI loans	$30,897	$12,219
Nonperforming assets to total assets (2)	0.46%	0.29%
Nonperforming loans to total loans (2)	0.63%	0.41%

(1)

Includes $6.4 million and $1.6 million of nonaccrual TDR loans at March 31, 2022 and December 31, 2021, respectively. Excludes the performing (accruing) TDR loans which are set forth separately in the table.

(2)  PCI and performing TDR loans are neither included in nonperforming loans above nor are they included in the numerators used to calculate this ratio.

Loans under ASC Topic 310-30 are considered performing and are not included in nonperforming assets in the table above. At March 31, 2022 we had $117,000 and no credit impaired loans under ASC Topic 310-30 that were 90 days past due and still accruing compared to none at December 31, 2021.

Interest foregone on nonaccrual loans was approximately $84,600 and $88,300 for the three months ended March 31, 2022 and March 31, 2021, respectively, none of which was included in interest income.

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

At March 31, 2022, the Company’s allowance for loan losses was $17.7 million, or 0.88% of total loans, compared to $17.7 million, or 1.06% of total loans, at December 31, 2021. Based on our review of the appropriateness of the allowance for loan losses at March 31, 2022, the Company recorded a provision for loan losses of $7,000 for the three months ended March 31, 2022, compared to none for the three months ended March 31, 2022. The decline in the allowance for loan losses as a percentage of total loans outstanding was due to our acquisition of loans in the PEB Merger and related acquisition accounting on those loans.  As discussed in more detail below, acquired loans are recorded at their estimated fair value at acquisition and no allowance for loan losses is recorded on the acquired loans. We recorded net charge-offs of $7,000 for the first quarter of 2022 compared to no charge-offs in the same quarter in 2021.  The calculation of the allowance for loan losses at March 31, 2022 and December 31, 2021 excludes the balance of PPP loans held in portfolio as of those dates as PPP loans are fully guaranteed by the SBA and management expects that the great majority of PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA within a short time frame, which in turn will reimburse the Bank for the amount forgiven.

In accordance with acquisition accounting, loans acquired from acquisitions were recorded at their estimated fair value, which resulted in a net discount to the loans contractual amounts. Credit discounts are included in the determination of fair value and as a result, no allowance for loan losses is recorded for acquired loans at the acquisition date. However, the allowance for loan loss includes an estimate for credit deterioration of acquired loans that occurs after the date of acquisition, which is included in the loan loss provision in the period that the deterioration occurred. The discount recorded on the acquired loans is not reflected in the allowance for loan losses or related allowance coverage ratios. As of March 31, 2022, acquired loans net of their discount, totaled $349.8 million and the remaining net discount on these acquired loans was $603,000, compared to $51.3 million of acquired loans and $2.1 million of net discounts at December 31, 2021. The net discount includes a credit discount based on estimated losses in the acquired loans partially offset a premium, if any, based market interest rates on the date of acquisition. The decrease in the net discount on acquired loans from December 31, 2021 was due to a net premium on the PEB loans given the higher yielding portfolio compared to current market interest rates.

As part of the acquisition of PEB, the Company acquired loans under various state guarantee programs which PEB was a participant. PEB was approved by, and the Company has been approved by the California Pollution Control Financing Authority ("CalCAP") to originate loans to qualified small businesses. Under the program, the borrower, CalCAP and the Company contribute funds to a loss reserve account that is held in a demand deposit account at the Company. Losses on qualified loans will be charged to this account after approval by CalCAP. The funds are the property of CalCAP, however, in the event that the Company leaves the program any excess funds, after all loans have been repaid or unenrolled from the program by the Company and there are no pending claims for reimbursement, will be distributed to CalCAP and the Company based on their contributions to the program. The borrower contributions are included in the Company share. The Company opted out of this CalCAP Small Business loan program in 2017. Funds contributed by the Company to the reserve account are treated as a receivable from CalCAP, and evaluated for impairment. The Company had a receivable from CalCAP of $4,023,000 as of March 31, 2022. The Company had a loss reserve account of $14,723,000 as of March 31, 2022.

In addition, the Company has been approved by the CalCAP in partnership with the California Air

Resources Board, to originate loans to California truckers in the On-Road Heavy-Duty Vehicle Air Quality Loan Program. Under the program, the CalCAP solely contributes funds to a loss reserve account that is held in a demand deposit account at the Company. Losses are handled in the same manner as noted above. The funds are the property of CalCAP and are payable upon termination of the program. When the loss reserve account balance exceeds the total associated loan balance, the excess is to be remitted to the CalCAP. The Company had a loss reserve account of $5,925,000 as of March 31, 2022.

The following table shows certain credit ratios at and for the periods indicated and each component of the ratio’s calculations:

	Three months ended March 31,
	2022	2021

	(Dollars in thousands)
Allowance for loan losses as a percentage of total loans outstanding at period end	0.88%	1.10%
Allowance for loan losses	$17,700	$17,500
Total loans outstanding	$2,003,928	$1,584,202

Non-accrual loans as a percentage of total loans outstanding at period end	0.62%	0.53%
Total non-accrual loans	$12,434	$8,421
Total loans outstanding	$2,003,928	$1,584,202

Allowance for loan losses as a percentage of non-accrual loans at period end	142.35%	207.81%
Allowance for loan losses	$17,700	$17,500
Total non-accrual loans	$12,434	$8,421

Net charge-offs/(recoveries) during period to average loans outstanding:
Commercial and industrial:	—%	—%
Net (recoveries)/charge-offs	$(3)	$—
Average loans outstanding	$310,602	$311,123
Construction and land:	—%	—%
Net charge-offs	$—	$—
Average loans outstanding	$20,030	$21,987
Commercial estate:	—%	—%
Net charge-offs	$1	$—
Average loans outstanding	$1,472,445	$1,134,895
Residential:	0.01%	—%
Net charge-offs	$5	$—
Average loans outstanding	$98,423	$156,050
Consumer:	0.14%	—%
Net charge-offs	$3	$—
Average loans outstanding	$2,185	$5,196
Total loans:	—%	—%
Total net charge-offs	$6	$—
Total average loans outstanding	$1,903,685	$1,629,251

As of March 31, 2022, the Company identified $13.4 million in impaired loans, inclusive of $12.6 million of nonperforming loans and $753,000 of accruing TDR loans. Of these impaired loans, only $5.9 million had a specific allowance of $1.5 million as of March 31, 2022. As of December 31, 2021, the Company identified $7.7 million in impaired loans, inclusive of $6.9 million of nonperforming loans and $765,000 of performing (accruing) TDR loans. Of these impaired loans, only $1.1 million had a specific allowance of $931,000 as of December 31, 2021.

Management considers the allowance for loan losses at March 31, 2022 to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. Uncertainties relating to our allowance for loan losses remain heightened as a result of the risks surrounding the lingering effects of COVID-19. A further decline in national and local economic conditions, as a result of the COVID-19 or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

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

Total deposits increased $345.2 million, or 17.4%, to $2.3 billion at March 31, 2022 from $2.0 billion at December 31, 2021. The increase in deposits from the prior quarter is primarily attributable to the $376.7 million of deposits acquired from PEB. At March 31, 2022, noninterest bearing demand deposits totaled $783.1 million or 33.6% of total deposits, compared to $710.1 million or 35.8% of total deposits at December 31, 2021.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offer at the dates indicated.

	March 31,	December 31,
	2022	2021	% Change

	(Dollars in thousands)
Noninterest bearing demand deposits	$783,110	$710,137	10.3%
NOW accounts and savings	476,077	484,847	(1.8)
Money market	760,359	568,094	33.8
Time deposits	310,849	222,161	39.9
Total	$2,330,395	$1,985,239	17.4%

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

At March 31, 2022 and December 31, 2021, we had the ability to borrow up to $454.4 million and $483.1 million, respectively, from the FHLB of San Francisco. In addition to the availability of liquidity from the FHLB of San Francisco, the Bank maintained a short-term borrowing line of credit with the FRB of San Francisco, with available credit capacity of $114.6 million and $135.6 million as of March 31, 2022 and December 31, 2021, respectively, based on loans that qualify as collateral for the FRB line of credit. At both March 31, 2022 and December 31, 2021, there were no FRB borrowings outstanding. At both March 31, 2022, and December 31, 2021, the Company had no FHLB advances outstanding.

If needed, we may also utilize Fed Funds purchased from correspondent banks as a source of short-term funding. At both March 31, 2022 and December 31, 2021, we had a total of $65.0 million in federal funds line available from third-party financial institutions, and no balances outstanding at these dates.

At March 31, 2022 and December 31, 2021, the Company had outstanding junior subordinated debt, net of market-to-market, related to junior subordinated deferrable interest debentures assumed in connection with its previous acquisitions totaling $8.4 million compared to $8.3 million at March 31, 2021.

At March 31, 2022, the Company had outstanding subordinated debt, net of costs to issue, totaling $63.6 million compared to $63.5 million at December 31, 2021.

We are required to provide collateral for certain local agency deposits. At both March 31, 2022 and December 31, 2021, the FHLB of San Francisco had issued a letters of credit on behalf of the Bank totaling $42.0 million as collateral for local agency deposits.

Shareholders’ equity.  Shareholders’ equity increased $62.5 million, to $324.7 million at March 31, 2022 from $262.6 million at December 31, 2021. The increase in shareholders’ equity was primarily due to issuance of stock related to our acquisition of PEB and net income, partially offset by the repurchase of $1.3 million of common stock and $685,000 of accrued cash dividends payable. In addition, shareholder’s equity was adversely impacted by a $7.0 million decrease in accumulated other comprehensive income resulting in a total comprehensive loss of $464,000 due to an increase in the unrealized loss on available for sale securities reflecting the increase in market interest rates during the current quarter. During the three months ended March 31, 2022, the Company repurchased a total of 57,177 shares of its common stock at a total cost of $1.3 million, or $22.18 per share, leaving 685,355 shares available for future purchases under the current stock repurchase plan. For additional information see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”.

Comparison of Results of Operations for the Three Months Ended March 31, 2022 and 2021

Earnings summary.  Net income was $6.5 million for the three months ended March 31, 2022, compared to $4.5 million for the three months ended March 31, 2021, an increase of $2.0 million or 43.2%. The increase was the result of a $4.3 million increase in net interest income and a $2.2 million increase in noninterest income, partially offset by a $4.2 million increase in noninterest expense. Diluted earnings per share were $0.51 for the three months ended March 31, 2022, an increase of $0.11 from diluted earnings per share of $0.40 for the three months ended March 31, 2021.

Our efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income before provision for loan losses and noninterest income, was 68.48% and 69.31% for the three months ended March 31, 2022 and 2021, respectively. The improvement in the efficiency ratio during the three months ended March 31, 2022 compared to the same period in 2021 was due to higher revenues.

Interest income.  Interest income for the three months ended March 31, 2022 was $24.8 million, compared to $20.3 million for the three months ended March 31, 2021, an increase of $4.5 million or 22.4%. The increase in interest income between the periods reflects increases in interest income on loans and, to a lesser extent, investment securities due to increases in the average balances of these portfolios, partially offset by lower recognition of deferred loan fee income from SBA loan forgiveness related to PPP loans.

Interest income on loans, including fees, increased $3.7 million, or 19.5%, to $22.9 million during the three months ended March 31, 2022, compared to $19.2 million for the three months ended March 31, 2021 primarily due to $275.8 million increase in average loan balance, as well as the higher average yield earned on loans. The average yield on loans, including the accretion of the net discount and deferred PPP loan fees recognized for the three months ended March 31, 2022 was 4.89%, compared to 4.79% for the same period in 2021. Interest income on loans for the quarters ended March 31, 2022 and 2021 included $1.3 million and $675,000, respectively, in accretion of the net discount on acquired loans and revenue from purchase credit impaired loans in excess of discounts. The remaining net discount on these acquired loans was $603,000 and $2.7 million at March 31, 2022 and March 31, 2021, respectively. Interest income for the three months ended March 31, 2022 included $1.3 million in fees earned related to PPP loans compared to $1.2 million during the same period in 2021. As of March 31, 2022, total unrecognized fees on PPP loans were $735,000. Interest income on loans for the quarters ended March 31, 2022 and 2021, included $235,000 and $562,000, respectively, in fees related to prepayment penalties.

For the three months ended March 31, 2022, average PPP loans were $108.8 million and the average yield, including fees, was 5.89%. The impact of PPP loans on loan yields will change during any period based on the volume of prepayments or amounts forgiven by the SBA as certain criteria are met, but will cease completely after the maturity of the loans. Approximately two-thirds of the PPP loans are set to mature by the end of 2022, while the remaining loans have a five-year maturity date.

Interest income on investment securities and interest-bearing deposits in banks increased $740,000, or 85.3% to $1.6 million during the three months ended March 31, 2022, compared to $868,000 for the three months ended March 31, 2021, primarily due a $68.1 million increase in the average balance of investment securities, as well as a higher average yield earned on investment securities. The average yield on investment securities increased 43 basis point to 3.15% for the three months ended March 31, 2022 compared to 2.72% for the same period prior year.

Interest expense.  Interest expense increased $264,000, or 12.1%, to $2.5 million for the three months ended March 31, 2022 compared to $2.2 million for the three months ended March 31, 2021. The increase was due to the $293.7 million increase in the average balance of deposits. Total average interest bearing liabilities increased $289.0 million, or 23.0%, to $1.5 billion for the three months ended March 31, 2022, compared to $1.3 billion for the three months ended March 31, 2021. The average rate paid on interest bearing liabilities decreased by seven basis points to 0.64% for the three months ended March 31, 2022, compared to 0.71% for the same period prior year.

Interest expense on deposits increased $264,000, or 24.9%, to $1.5 million for the three months ended March 31, 2022 compared to $1.2 million for the three months ended March 31, 2021, primarily due to increases in the average balance in all interest bearing deposit categories. The average balance of deposits totaled $2.2 billion for the three months ended March 31, 2022, compared to $1.9 billion for the same quarter a year ago, respectively. The average rate paid on interest bearing deposits decreased by one basis point to 0.41% for the three months ended March 31, 2022, from 0.42% for the three months ended March 31, 2021. The overall average cost of deposits for the three months ended March 31, 2022, increased to 0.27%, compared to 0.26% for the three months ended March 31, 2021. The average balance of noninterest bearing deposits increased $61.9 million, or 8.51%, to $789.1 million for the three months ended March 31, 2022 compared to $727.4 million for the same period in 2021.

Interest expense on borrowings was $982,000 for both the three months ended March 31, 2022 and 2021, due to decreases in borrowings outstanding offset by increases in the average cost of borrowings. The average balance of borrowings outstanding decreased $4.8 million to $72.0 million during the three months ended March 31, 2022, compared to $76.7 million during the three months ended March 31, 2021. The average cost of borrowing increased to 5.53% for the three months ended March 31, 2022, compared to 5.19% for the three months ended March 31, 2021.

Net interest income and net interest margin. Net interest income increased $4.3 million, or 23.6%, to $22.4 million for the three months ended March 31, 2022, compared to $18.1 million for the three months ended March 31, 2021. The increase in net interest income primarily was due to increases in interest income on loans and, to a lesser extent, investment securities due to increases in the average balances of these portfolios, partially offset by lower recognition of deferred loan fee income from SBA loan forgiveness related to PPP loans.

The average yield on interest earning assets for the three months ended March 31, 2022 was 4.03%, a 12 basis point increase from 3.91% for the three months ended March 31, 2021, primarily due to higher market interest rates, while the average cost of interest bearing liabilities for the three months ended March 31, 2022 decreased to 0.64%, or seven basis points from 0.71% for the three months ended March 31, 2021.

The annualized net interest margin for the three months ended March 31, 2022 was 3.63%, compared to 3.49% for first quarter of 2021. The comparable quarter over quarter increase in net interest margin primarily reflects an improved mix of interest-bearing assets, including increased balances of higher yielding loans and investment securities available for sale. During the quarter, the recognition of deferred loan fees related to PPP loans and accretion on acquired loans, also had a positive impact on the net interest margin. PPP loans are originated at an interest rate of 1%, although the effective yield is higher as a result of the origination fees paid to us by the SBA. The average yield on PPP loans was 5.89%, including the recognition of deferred fees, resulting in a positive impact to the net interest margin of eight basis points during the three months ended March 31, 2022, compared to 4.51% with a positive impact of three basis points during the comparable periods in 2021. The impact of PPP loans on net interest margin will change during any period based on the volume of prepayments or amounts forgiven by the SBA as certain criteria are net, but will cease completely after the maturity of the loans. Accretion of acquisition accounting discounts on loans and the recognition of revenue from acquired loans in excess of discounts increased our net interest margin by 21 basis points during the three months ended March 31, 2022 and 17 basis points during the three months ended March 31, 2021.

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

	Three months ended March 31,
	2022			2021
			Annualized			Annualized
	Average		Average	Average		Average
	Balance(1)	Interest	Yield	Balance(1)	Interest	Yield

	(Dollars in thousands)
Interest earning assets
Interest bearing deposits in banks	$396,631	$211	0.22%	$349,677	$119	0.14%
Investments securities available-for-sale	179,855	1,397	3.15	111,766	749	2.72
FHLB Stock	9,889	149	6.13	7,737	99	5.20
FRB Stock	8,258	121	5.94	7,612	112	5.99
Total loans	1,899,679	22,927	4.89	1,623,888	19,193	4.79
Total interest earning assets	2,494,312	24,805	4.03%	2,100,680	20,272	3.91%
Noninterest earning assets	144,164			137,041
Total average assets	$2,638,476			$2,237,721
Interest bearing liabilities
Savings	$125,701	$43	0.14%	$114,130	$40	0.14%
NOW accounts	354,398	82	0.09	298,294	66	0.09
Money market	699,895	803	0.47	527,061	515	0.40
Time deposits	292,116	542	0.75	238,883	585	0.99
Total interest bearing deposit accounts	1,472,110	1,470	0.41	1,178,368	1,206	0.42
Subordinated debt, net	63,558	896	5.71	63,388	895	5.73
Junior subordinated debentures, net	8,411	86	4.16	8,330	87	4.22
Other borrowings	—	—	—	5,000	—	—
Total interest bearing liabilities	1,544,079	2,452	0.64%	1,255,086	2,188	0.71%
Noninterest bearing deposits	768,305			701,982
Other noninterest bearing liabilities	20,915			25,369
Noninterest bearing liabilities	789,220			727,351
Total average liabilities	2,333,299			1,982,437
Average equity	305,177			255,284
Total average liabilities and equity	$2,638,476			$2,237,721
Net interest income		$22,353			$18,084

Interest rate spread (2)			3.39%			3.20%
Net interest margin (3)			3.63%			3.49%
Ratio of average interest earning assets to average interest bearing liabilities			161.54%			167.37%

(1)	Average balances are computed using average daily balances.
(2)	Interest rate spread is calculated as the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(3)	Net interest margin is calculated as net interest income divided by total average interest earning assets.

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

	Three months ended March 31,
	2022 compared to 2021
	Increase/(Decrease)
	Attributable to
	Rate	Volume	Total

	(Dollars in thousands)
Interest earning assets
Interest bearing deposits in banks	$76	$16	$92
Investments available-for-sale	192	456	648
FHLB stock and FRB stock	21	38	59
Total loans	501	3,233	3,734
Total interest income	790	3,743	4,533

Interest bearing liabilities
Savings	(1)	4	3
NOW accounts	4	12	16
Money market accounts	119	169	288
Time deposits	(173)	130	(43)
Total deposit accounts	(51)	315	264
Subordinated debt, net	(1)	2	1
Junior subordinated debentures, net	(2)	1	(1)
Total interest expense	(54)	318	264
Net interest income	$844	$3,425	$4,269

Provision for loan losses. We recorded $7,000 provision for loan losses for the three months ended March 31, 2022, compared to no provision for the three months ended March 31, 2021. The provision for loan losses recorded in the first quarter March 31, 2022 related primarily to new loan production. We had net charge-offs on loans of $7,000 for the three months ended March 31, 2022, compared to zero net charge-offs on loans for the three months ended March 31, 2021.

Noninterest income.  Noninterest income increased $2.2 million, or 96.6%, to $4.4 million for the three months ended March 31, 2022 compared to $2.2 million for the three months ended March 31, 2021. The increase in noninterest income primarily was due to the $1.6 million bargain purchase gain related to the PEB Merger and a $561,000 increase in gain on sale of loans due to an increase in the volume of loans sold, partially offset by $66,000 decrease in income from our investment in a SBIC fund. During the three months ended March 31, 2022, the Company sold $10.9 million of SBA loans (guaranteed portion), resulting in a gain on sale of $1.1 million, compared to the sale of $6.8 million of SBA loans (guaranteed portion) resulting in a gain on sale of $643,000 during the three months ended March 31, 2021.

The following table presents the key components of noninterest income for the periods indicated:

	Three months ended March 31,
	2022	2021	$ Change	% Change

	(Dollars in thousands)
Gain on sale of loans	$1,137	$576	$561	97.4%
Service charges and other fees	630	604	26	4.3
Loan servicing and other loan fees	574	529	45	8.5
Income on investment in SBIC fund	197	263	(66)	(25.1)
Gain on sale of OREO	—	36	(36)	(100.0)
Bargain purchase gain	1,665	—	1,665	100.0
Other income and fees	196	229	(33)	(14.4)
Total noninterest income	$4,399	$2,237	$2,162	96.6%

Noninterest expense. Noninterest expense increased $4.2 million, or 30.1%, to $18.3 million for the three months ended March 31, 2022 compared to $14.1 million for the three months ended March 31, 2021. Noninterest expense for the first quarter of 2022 included $3.1 million of nonrecurring acquisition-related expenses related to the PEB Merger, which were comprised of $555,000 in salary and employee benefits, $1.1 million in data processing expenses, $725,000 in professional and legal fees, $375,000 in occupancy and equipment expense and $347,000 in other expenses.

Excluding acquisition-related expenses for each of the periods, noninterest expense for the first quarter of 2022 increased $1.2 million, or 8.2%, compared to the same quarter a year ago primarily due to an $870,000 increase in salary and employee benefits as a result of normal year end salary increases and an increase in the number of full time equivalent employees, a $236,000 increase in occupancy and equipment expense and a $340,000 increase in other noninterest expense, partially offset by a $284,000 decrease in data processing expense.

The following table details the components of noninterest expense for the periods indicated:

	Three months ended March 31,
	2022	2021	$ Change	% Change

	(Dollars in thousands)
Salaries and employee benefits	$10,310	$8,885	$1,425	16.0%
Occupancy and equipment	2,426	1,815	611	33.7
Data processing	2,273	1,484	789	53.2
Other	3,312	1,901	1,411	74.2
Total noninterest expense	$18,321	$14,085	$4,236	30.1%

Income taxes.  The provision for income taxes increased $232,000, or 13.6%, to $1.9 million for the three months ended March 31, 2022 compared to $1.7 million for the three months ended March 31, 2021. The Company’s effective tax rate was 23.0% for three months ended March 31, 2022 compared to 27.3% for the three months ended March 31, 2021. The effective tax rate was lower for the first quarter of 2022 compared same quarter a year ago primarily due to the non-taxable bargain purchase gain in the current quarter.

Liquidity and Capital Resources

Planning for our normal business liquidity needs, both expected and unexpected, is done on a daily and short-term basis through the cash management function. On a longer-term basis, it is accomplished through the budget and strategic planning functions, with support from internal asset/liability management software model projections.

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run off that may occur in the normal course of business. We rely on a number of different sources in order to meet our potential liquidity demands. Our primary sources of funds are deposits, escrow and custodial deposits, principal and interest payments on loans and proceeds from sale of loans. During the three months ended March 31, 2022, the Bank sold $10.9 million in loans and loan participation interests and received $129.4 million in principal loan repayments.

While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions, and competition.

Recently, the Bank’s liquidity has been positively impacted by an increase in deposit levels. During the three months ended March 31, 2022, deposits increased by $345.2 million due to the closing of the PEB Merger. As a result, our liquid assets in the form of cash and cash equivalents, interest bearing deposits in banks, and investment securities available for sale increased to $615.2 million at March 31, 2022 from $557.7 million at December 31, 2021. Management believes that our security portfolio is of high quality and the securities would therefore be marketable. Securities purchased during the three months ended March 31, 2022, totaled $22.7 million and securities repayments, maturities and sales in the period were $2.5 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2022, totaled $241.1 million. It is management’s policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that most of our maturing certificates of deposit will remain with us.

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of March 31, 2022, the Bank had an available borrowing capacity of $454.4 million with the FHLB of San Francisco and $114.6 million with the FRB of San Francisco, with no borrowings outstanding at that date. Federal Funds lines with available commitments totaling $65.0 million with four correspondent banks. There were no amounts outstanding under these facilities at March 31, 2022 and December 31, 2021. Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible.

Liquidity management is both a daily and long-term function of the Company’s management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer-term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and U.S. agency securities. We use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. Loan commitments and letters of credit were $89.1 million, including $3.4 million of undisbursed construction and development loan commitments, at March 31, 2022. For information regarding our commitments, see “Note 18 – Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Information” of Part I of this report.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities for the three months ended March 31, 2022 was $2.8 million, compared to $651,000 provided by operating activities for the three months ended March 31, 2021. During the three months ended March 31, 2022, net cash provided by investing activities was $77.5 million, which consisted primarily of net change in loans receivable, compared to $70.4 million of cash provided by investing activities for the three months ended March 31, 2021. Net cash used in financing activities for the three months ended March 31, 2022 was $32.8 million, which was comprised primarily of net change in deposits, compared to $87.4 million provided by financing activities during the three months ended March 31, 2021. Management believes the capital sources are adequate to meet all reasonably foreseeable short-term and long-term cash requirements and there has not been a material change in our liquidity and capital resources since the information disclosed in our 2021 Annual Form 10-K other than set forth above. We are not aware of any reasonably likely material changes in the mix and relative cost of such resources.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. At March 31, 2022, the Company, on an unconsolidated basis, had liquid assets of $30.4 million. In addition to its operating expenses, the Company is responsible for paying any dividends declared, if any, to its shareholders, funds paid for Company stock repurchases, and payments on trust-preferred securities and subordinated notes held at the Company level. The Company has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends.

In February 2022, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05 per share on the Company’s outstanding common stock, payable on April 15, 2022 to shareholders of record as of the close of business on March 11, 2022. The Company expects to continue to pay quarterly cash dividends on its common stock subject to the Board of Director’s discretion to modify or terminate this practice at any time and for any reason without prior notice. Assuming continued payment of the cash dividend at this rate of $0.05 per share, our average total dividend paid each quarter would be approximately $686,000 based on the number of our current outstanding shares (which assumes no increases or decreases in the number of shares, except in connection with the anticipated vesting of currently outstanding equity awards). The dividends, if any, we may pay may be limited as more fully discussed under “Business – Supervision and Regulation – BayCom Corp – Dividends” and “– Regulatory Capital Requirements” contained in “Part I. Item 1. Business” of the 2021 Annual Report.

From time to time, our Board of Directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans may also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. In December 2021, the Company’s board of directors approved its fifth stock repurchase program pursuant to which the Company may repurchase up to seven percent of the Company’s common stock, or approximately 747,000 shares, of which 685,355 shares remained available for repurchase at March 31, 2022. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares. For additional information on the Company’s stock repurchases, see "Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” contained in Part II of this report.

Regulatory Capital

The Bank, as a state-chartered, federally insured commercial bank, and member of the Board of Governors of the Federal Reserve System is subject to capital requirements established by the Federal Reserve. The Federal Reserve requires the Bank to maintain capital adequacy that generally parallels the FDIC requirements. The capital adequacy requirements are quantitative measures established by regulation that require the Bank to maintain minimum amounts and ratios of capital. The FDIC requires the Bank to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 Leverage Capital to average assets. Consistent with our goal to operate a sound and profitable organization, our policy is for the Bank to maintain “Well Capitalized” status under the Federal Reserve regulations. Based on capital levels at March 31, 2022 and 2021, the Bank was considered to be Well Capitalized.

The table below shows the capital ratios under the Basel III capital framework as of the dates indicated:

	At March 31, 2022		At December 31, 2021
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Leverage Ratio
BayCom Corp	$283,526	10.44%	$213,787	9.60%
Minimum requirement for "Well Capitalized"	135,820	5.00%	111,349	5.00%
Minimum regulatory requirement	108,656	4.00%	89,079	4.00%

United Business Bank	322,095	11.77%	250,624	10.87%
Minimum requirement for "Well Capitalized"	136,792	5.00%	115,295	5.00%
Minimum regulatory requirement	109,434	4.00%	92,236	4.00%

Common Equity Tier 1 Ratio
BayCom Corp	283,526	13.94%	213,787	12.31%
Minimum requirement for "Well Capitalized"	132,161	6.50%	112,856	6.50%
Minimum regulatory requirement	91,496	4.50%	78,131	4.50%

United Business Bank	322,095	16.03%	250,624	14.60%
Minimum requirement for "Well Capitalized"	130,640	6.50%	111,543	6.50%
Minimum regulatory requirement	90,443	4.50%	77,222	4.50%

Tier 1 Risk-Based Capital Ratio
BayCom Corp	293,011	14.41%	223,272	12.86%
Minimum requirement for "Well Capitalized"	162,660	8.00%	138,900	8.00%
Minimum regulatory requirement	121,995	6.00%	104,175	6.00%

United Business Bank	322,095	16.03%	250,624	14.60%
Minimum requirement for "Well Capitalized"	160,788	8.00%	137,283	8.00%
Minimum regulatory requirement	120,591	6.00%	102,962	6.00%

Total Risk-Based Capital Ratio
BayCom Corp	376,026	18.49%	306,287	17.64%
Minimum requirement for "Well Capitalized"	203,325	10.00%	173,625	10.00%
Minimum regulatory requirement	162,660	8.00%	138,900	8.00%

United Business Bank	340,110	16.92%	268,639	15.65%
Minimum requirement for "Well Capitalized"	200,985	10.00%	171,604	10.00%
Minimum regulatory requirement	160,788	8.00%	137,283	8.00%

In addition to the minimum capital ratios, the Bank has to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 capital greater than 2.5% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. At March 31, 2022, the Bank’s Common Equity Tier 1 capital exceeded the required capital conservation buffer.

For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company’s subsidiary banks to be Well Capitalized under the prompt corrective action regulations. If the Company was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at March 31, 2022, the Company would have exceeded all regulatory capital requirements.

For additional information, see “Item 1. Business — Supervision and Regulation — United Business Bank — Capital Requirements” and Note 19, “Regulatory Matters” in the Notes to the Consolidated Financial Statements, included in “Item 8. Financial Statements and Supplementary Data” in the 2021 Annual Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk through our lending and deposit gathering activities. Our results of operations are highly dependent upon our ability to manage interest rate risk. We consider interest rate risk to be a significant market risk that could have a material effect on our financial condition and results of operations. Interest rate risk is measured and assessed on a quarterly basis. For information regarding the Company’s market risk, see “Management Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market and Interest Rate Risk,” in the Company’s 2021 Annual Report. In our opinion, there has not been a material change in our interest rate risk exposure since the information disclosed in our 2021 Annual Report.

Item 4. Controls and Procedures

(a)       Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures as defined in Rule 13a 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of March 31, 2022 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that based on their evaluation at March 31, 2022, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to BayCom Corp’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(b)       Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2022, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the Risk Factors previously disclosed in Item 1A of the 2021 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.

(c)Stock Repurchases. The Company’s Board of Directors approved its fifth stock repurchase program in December 2021 pursuant to which the Company may repurchase up to seven percent of the Company’s common stock, or approximately 747,000 shares (in addition to the 657 shares that remained available for repurchase under the Company’s prior stock repurchase program at that date) through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended March 31, 2022:

			Total number of
	Total	Average	shares purchased	Maximum number of
	number of	price	as part of	shares that September yet be
	shares	paid	publicly announced	purchased under the
	purchased	per share	plans or programs	plans or programs
January 1, 2021 - January 31, 2021	—	$—	—	742,532
February 1, 2021 - February 29, 2021	—	—	—	742,532
March 1, 2021 - March 31, 2021	57,177	22.18	57,177	685,355
	57,177	$22.18	57,177

Item 3. Defaults of Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets; (2) Condensed Consolidated Statements of Income; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Notes to Condensed Consolidated Financial Statements.

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

BAYCOM CORP
Registrant

Date: May 16, 2022	By:	/s/ George Guarini
George Guarini
Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Keary Colwell
Keary Colwell
Senior Executive Vice President and Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)