Form 10-Q
period 2022-06-30
BayCom Corp
filed 2022-08-15
CIK 1730984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, there were 13,335,736 shares of the registrant’s common stock outstanding.

BAYCOM CORP

QUARTERLY REPORT ON FORM 10-Q

As used throughout this report, the terms “we,” “our,” “us,” “BayCom,” or the “Company” refer to BayCom Corp and its consolidated subsidiary, United Business Bank, which we sometimes refer to as the “Bank,” unless the context otherwise requires.

BAYCOM CORP

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

(unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Cash and due from banks	$35,233	$21,178
Federal funds sold	319,281	358,509
Cash and cash equivalents	354,514	379,687
Interest bearing deposits in banks	2,839	3,585
Investment securities available-for-sale	177,300	174,435
Federal Home Loan Bank ("FHLB") stock, at par	10,679	8,385
Federal Reserve Bank ("FRB") stock, at par	9,588	7,650
Loans held for sale	—	6,470
Loans, net of allowance for loan losses of $17,800 at June 30, 2022 and $17,700 December 31, 2021	1,987,204	1,647,190
Premises and equipment, net	13,920	14,370
Other real estate owned ("OREO")	21	21
Core deposit intangible, net	6,234	6,489
Cash surrender value of bank owned life insurance ("BOLI") policies, net	21,891	21,590
Right-of-use assets ("ROU"), net	12,243	12,127
Goodwill	38,838	38,838
Interest receivable and other assets	42,758	29,860
Total assets	$2,678,029	$2,350,697
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest and interest bearing deposits	$2,254,828	$1,985,239
Junior subordinated deferrable interest debentures, net	8,443	8,403
Subordinated debt, net	63,627	63,542
Salary continuation plan	4,617	4,393
Lease liabilities	12,761	12,657
Interest payable and other liabilities	13,198	13,856
Total liabilities	2,357,474	2,088,090
Commitments and contingencies (Note 18)
Shareholders' equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding at both June 30, 2022 and December 31, 2021	—	—
Common stock, no par value; 100,000,000 shares authorized; 13,471,363 and 10,680,386 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	216,079	157,098
Additional paid in capital	287	287
Accumulated other comprehensive (loss) income, net of tax	(9,211)	2,166
Retained earnings	113,400	103,056
Total shareholders’ equity	320,555	262,607
Total liabilities and shareholders’ equity	$2,678,029	$2,350,697

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for share and per share data)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest income:
Loans, including fees	$22,984	$18,703	$45,911	$37,896
Investment securities and interest bearing deposits in banks	2,337	1,051	3,945	1,919
FHLB dividends	158	122	307	221
FRB dividends	140	117	261	229
Total interest and dividend income	25,619	19,993	50,424	40,265
Interest expense:
Deposits	1,453	1,228	2,923	2,434
Subordinated debt	895	896	1,791	1,791
Other borrowings	104	87	190	174
Total interest expense	2,452	2,211	4,904	4,399
Net interest income	23,167	17,782	45,520	35,866
Provision for (reversal of) loan losses	2,623	(507)	2,630	(507)
Net interest income after provision for loan losses	20,544	18,289	42,890	36,373
Noninterest income:
Gain on sale of loans	299	953	1,436	1,529
Service charges and other fees	718	604	1,348	1,208
Loan servicing and other loan fees	607	436	1,181	965
Gain on sale of premises	—	—	—	12
Income on investment in Small Business Investment Company (“SBIC”) fund	21	232	218	495
Bargain purchase gain	—	—	1,665	—
Other income and fees	376	228	572	481
Total noninterest income	2,021	2,453	6,420	4,690
Noninterest expense:
Salaries and employee benefits	9,277	8,109	19,587	16,994
Occupancy and equipment	1,920	1,850	4,346	3,665
Data processing	1,666	1,269	3,939	2,753
Other expense	2,347	2,181	5,659	4,082
Total noninterest expense	15,210	13,409	33,531	27,494
Income before provision for income taxes	7,355	7,333	15,779	13,569
Provision for income taxes	2,137	2,025	4,073	3,729
Net income	$5,218	$5,308	$11,706	$9,840
Earnings per common share:
Basic earnings per common share	$0.38	$0.49	$0.89	$0.89
Weighted average shares outstanding	13,575,995	10,893,371	13,114,054	11,079,741

Diluted earnings per common share	$0.38	$0.49	$0.89	$0.89
Weighted average shares outstanding	13,575,995	10,893,371	13,114,054	11,079,741

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$5,218	$5,308	$11,706	$9,840
Other comprehensive income (loss):
Change in unrealized (loss) gain on available-for-sale securities	(6,213)	1,649	(15,974)	548
Deferred tax benefit (expense)	1,788	(478)	4,597	(162)
Other comprehensive (loss) income, net of tax	(4,425)	1,171	(11,377)	386
Total comprehensive income	$793	$6,479	$329	$10,226

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except for share and per share data)

(unaudited)

				Accumulated
		Common	Additional	Other		Total
	Number of	Stock	Paid in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Capital	Income/(Loss)	Earnings	Equity
Balance, December 31, 2020	11,295,397	$167,242	$287	$2,697	$82,365	$252,591
Net income					4,532	4,532
Other comprehensive loss, net				(785)		(785)
Restricted stock granted	24,187					—
Stock based compensation		413				413
Repurchase of shares	(132,123)	(2,201)				(2,201)
Balance, March 31, 2021	11,187,461	$165,454	$287	$1,912	$86,897	$254,550
Net income					5,308	5,308
Other comprehensive income, net				1,171		1,171
Stock based compensation		351				351
Repurchase of shares	(488,020)	(8,831)				(8,831)
Balance, June 30, 2021	10,699,441	$156,974	$287	$3,083	$92,205	$252,549

Balance, December 31, 2021	10,680,386	157,098	287	2,166	103,056	262,607
Net income					6,488	6,488
Other comprehensive loss, net				(6,952)		(6,952)
Restricted stock granted	22,473					—
Restricted stock forfeited	(532)					—
Issuance of common shares to acquire Pacific Enterprise Bancorp	3,032,579	64,140				64,140
Cash dividends of $0.05 per share					(685)	(685)
Stock based compensation		324				324
Repurchase of shares	(57,177)	(1,268)				(1,268)
Balance, March 31, 2022	13,677,729	$220,294	$287	$(4,786)	$108,859	$324,654
Net income					5,218	5,218
Other comprehensive loss, net				(4,425)		(4,425)
Restricted stock forfeited	(1,322)					—
Cash dividends of $0.05 per share					(677)	(677)
Stock based compensation		233				233
Repurchase of shares	(205,044)	(4,448)				(4,448)
Balance, June 30, 2022	13,471,363	$216,079	$287	$(9,211)	$113,400	$320,555

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six months ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net income	$11,706	$9,840
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (reversal of) loan losses	2,630	(507)
Increase (decrease) in deferred tax assets	2,818	(658)
Accretion on acquired loans	(353)	(1,005)
Gain on sale of loans	(1,436)	(1,529)
Proceeds from sale of loans	15,161	15,774
Loans originated for sale	(13,239)	(19,692)
Gain on sale of premises, net	—	(12)
Gain on sale of OREO	—	(36)
Bargain purchase gain	(1,665)	—
Accretion on junior subordinated debentures	40	41
Increase in cash surrender value of life insurance policies	(301)	(340)
Amortization/accretion of premiums/discounts on investment securities, net	291	238
Depreciation and amortization	1,011	1,025
Core deposit intangible amortization	1,011	906
Stock based compensation expense	557	764
(Decrease) increase in deferred loan origination fees, net	(1,572)	774
Increase in interest receivable and other assets	(853)	(1,341)
Increase in salary continuation plan, net	224	175
(Decrease) increase in interest payable and other liabilities	(5,214)	4,057
Net cash provided by operating activities	10,816	8,474
Cash flows from investing activities:
Proceeds from maturities of interest bearing deposits in banks	746	1,992
Purchase of investment securities	(24,676)	(39,923)
Proceeds from the maturities, repayments and calls of investment securities	5,487	18,357
Proceeds from the sales of investment securities	63	—
Purchase of Federal Home Loan Bank stock	—	(648)
Purchase of Federal Reserve Bank stock	(996)	(24)
Decrease in loans, net	78,116	57,705
Proceeds from sale of premises	—	46
Proceeds from sale of OREO	—	279
Purchase of equipment and leasehold improvements, net	(340)	(703)
Net cash received for acquisitions	18,423	—
Net cash provided by investing activities	76,823	37,081

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(In thousands)

(unaudited)

	Six months ended
	June 30,
	2022	2021
Cash flows from financing activities:
(Decrease) increase in noninterest and interest bearing deposits in banks, net	(21,705)	157,561
Decrease in time deposits, net	(85,391)	(17,720)
Repayment of Federal Home Loan Bank borrowings	—	(5,000)
Repurchase of common stock	(5,716)	(11,032)
Net cash (used in) provided by financing activities	(112,812)	123,809
(Decrease) increase in cash and cash equivalents	(25,173)	169,364
Cash and cash equivalents at beginning of period	379,687	299,329
Cash and cash equivalents at end of period	$354,514	$468,693

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$4,946	$4,588
Income taxes paid, net	2,825	3,668
Non-cash investing and financing activities:
Change in unrealized (loss) gain on available-for-sale securities, net of tax	$(11,377)	$386
Transfer of loans to other real estate owned	—	—
Recognition of ROU assets	—	832
Recognition of lease liability	—	833
Cash dividends declared on common stock	(1,362)	—

Acquisition:
Assets acquired, net of cash received	$440,785	$—
Liabilities assumed	380,055	—
Common stock issued	64,140	—

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

In March  2022 the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The ASU eliminates the accounting guidance for loans modified as troubled debt restructurings (“TDR loans”) by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, the ASU requires disclosure of current-period gross write-offs by year of origination for financing receivables and net investments in leases. This ASU will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, upon the Corporation’s adoption of the amendments in ASU 2016-13, which is referred to as the current expected credit loss model.

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

Pro Forma Results of Operations

The operating results of the Company for the three and six months ended June 30, 2022 in the condensed consolidated statements of income include the operating results of PEB, since its acquisition date. The following table represents the net interest income, net income, basic and diluted earnings per share, as if the PEB Merger was effective January 1, 2021. The unaudited pro forma information in the following table is intended for informational purposes only and is not necessarily indicative of future operating results or operating results that would have occurred had the mergers been completed at the beginning of the respective years. No assumptions have been applied to the pro forma results of operation regarding possible revenue enhancements, expense efficiencies or asset dispositions.

Unaudited pro forma net interest income, net income and earnings per share are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net interest income	$23,167	$24,465	$46,372	$48,736
Net income	5,218	7,092	8,346	13,176
Basic earnings per share	$0.38	$0.51	$0.61	$0.93
Diluted earnings per share	0.38	0.51	0.61	0.93

These amounts include the third-party acquisition related-expenses, accretion of the discounts on acquired loans and amortization of the fair value mark adjustments on core deposit intangible.

Acquisition expenses

Acquisition expenses are recognized as incurred and continue until all systems are converted and operational functions become fully integrated. No third-party acquisition expenses were recognized in the consolidated statements of

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

income for the three and six months ended June 30, 2021. The Company recognized third-party acquisition expenses for the three and six months ended June 30, 2022, as follows:

	2022
	Three months ended	Six months ended
	June 30,	June 30,
Severance expense	$—	$556
Occupancy expense	—	375
Data processing	—	1,073
Professional fees	—	724
Other expenses	—	347
Total	$—	$3,075

NOTE 4 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale at the dates indicated are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
June 30, 2022
U.S. Government Agencies	$1,507	$—	$—	$1,507
Preferred equity securities	18,419	—	(3,609)	14,810
Municipal securities	22,981	10	(1,505)	21,486
Mortgage-backed securities	35,276	50	(2,651)	32,675
Collateralized mortgage obligations	29,796	3	(1,834)	27,965
SBA securities	5,103	37	(74)	5,066
Corporate bonds	77,150	188	(3,547)	73,791
Total	$190,232	$288	$(13,220)	$177,300

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
December 31, 2021
U.S. Government Agencies	$1,510	$—	$—	$1,510
Preferred equity securities	18,331	446	—	18,777
Municipal securities	23,646	493	(16)	24,123
Mortgage-backed securities	33,973	1,333	(210)	35,096
Collateralized mortgage obligations	27,228	436	(158)	27,506
SBA securities	6,055	53	(20)	6,088
Corporate bonds	60,650	851	(166)	61,335
Total	$171,393	$3,612	$(570)	$174,435

During the three and six months ended June 30, 2022, the Company sold none and one available-for-sale securities for minimal realized gains, respectively, and did not sell any securities available-for-sale during the three and six months ended June 30, 2021.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

The estimated fair value and gross unrealized losses for securities available-for-sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position at the dates indicated are as follows:

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
June 30, 2022
Preferred Equity Securities	$18,419	$(3,609)	$—	$—	$18,419	$(3,609)
Municipal securities	17,067	(1,505)	—	—	17,067	(1,505)
Mortgage-backed securities	25,070	(2,091)	2,571	(560)	27,641	(2,651)
Collateralized mortgage obligations	21,229	(1,602)	1,957	(232)	23,186	(1,834)
SBA securities	1,174	(58)	720	(16)	1,894	(74)
Corporate bonds	64,703	(3,547)	—	—	64,703	(3,547)
Total	$147,662	$(12,412)	$5,248	$(808)	$152,910	$(13,220)

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
December 31, 2021
Municipal securities	$3,932	$(16)	$—	$—	$3,932	$(16)
Mortgage-backed securities	2,954	(111)	2,133	(99)	5,087	(210)
Collateralized mortgage obligations	9,236	(108)	1,605	(50)	10,841	(158)
SBA securities	134	—	1,058	(20)	1,192	(20)
Corporate bonds	23,084	(166)	—	—	23,084	(166)
Total	$39,340	$(401)	$4,796	$(169)	$44,136	$(570)

At June 30, 2022, the Company held 347 investment securities, of which 19 were in an unrealized loss position for more than twelve months and 237 were in an unrealized loss position for less than twelve months. These temporary unrealized losses relate principally to current interest rates for similar types of securities. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

The amortized cost and estimated fair value of securities available-for-sale at the dates indicated by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2022		December 31, 2021
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
Available-for-sale
Due in one year or less	$656	$658	$862	$865
Due after one through five years	41,233	37,196	41,850	42,950
Due after five years through ten years	96,718	91,690	79,116	79,993
Due after ten years	51,625	47,756	49,565	50,627
Total	$190,232	$177,300	$171,393	$174,435

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

NOTE 5 – LOANS

The Company’s loan portfolio at the dates indicated is summarized below:

	June 30,	December 31,
	2022	2021
Commercial and industrial (1)	$260,664	$230,177
Construction and land	16,017	13,371
Commercial real estate	1,631,681	1,299,684
Residential	93,232	118,423
Consumer	3,741	5,138
Total loans	2,005,335	1,666,793
Net deferred loan fees	(331)	(1,903)
Allowance for loan losses	(17,800)	(17,700)
Net loans	$1,987,204	$1,647,190

(1)	During the second quarter of 2022, the Bank continued its participation in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), by processing applications for PPP loan forgiveness. Includes $68.8 million and $69.6 million of PPP loans as of June 30, 2022 and December 31, 2021, respectively.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

The Company’s total impaired loans, including nonaccrual loans TDR loans, and accreting purchase credit impaired (“PCI”) loans that have experienced post-acquisition declines in cash flows expected to be collected are summarized as follows:

	Commercial	Construction	Commercial
	and industrial	and land	real estate	Residential	Consumer	Total
June 30, 2022
Recorded investment in impaired loans:
With no specific allowance recorded	$2,535	$—	$5,850	$1,745	$—	$10,130
With a specific allowance recorded	678	—	259	125	—	1,062
Total recorded investment in impaired loans	$3,213	$—	$6,109	$1,870	$—	$11,192
Specific allowance on impaired loans	$666	$—	$259	$11	$—	936

December 31, 2021
Recorded investment in impaired loans:
With no specific allowance recorded	$112	$36	$5,015	$1,441	$—	$6,604
With a specific allowance recorded	681	—	262	146	—	1,089
Total recorded investment in impaired loans	$793	$36	$5,277	$1,587	$—	$7,693
Specific allowance on impaired loans	$681	$—	$224	$25	$—	$930

Three months ended June 30, 2022
Average recorded investment in impaired loans	$4,430	$18	$5,534	$1,814	$—	$11,796
Interest recognized	1	5	11	1	—	18
Six months ended June 30, 2022
Average recorded investment in impaired loans	$3,218	$541	$5,448	$1,222	$—	$10,429
Interest recognized	1	5	17	9	—	32

Three months ended June 30, 2021
Average recorded investment in impaired loans	909	36	6,084	2,854	—	9,883
Interest recognized	36	—	18	12	—	66
Six months ended June 30, 2021
Average recorded investment in impaired loans	830	36	5,721	2,915	—	9,502
Interest recognized	37	—	67	25	—	129

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

For the three and six months ended June 30, 2022, the Company recorded a $2.4 million charge-off related to one TDR loan and no charge-offs related to TDR loans, respectively. For the three and six months ended June 30, 2021, the Company recorded no charge-offs related to TDR loans. During the three and six months ended June 30, 2022 and 2021, there were no TDR loans for which there was a payment default within the first 12 months of the modification. As of June 30, 2022 and December 31, 2021, TDR loans had a related allowance of $279,000 and $259,000, respectively.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

As of June 30, 2022 and December 31, 2021, $746,000 and $765,000, respectively, of TDR loans were performing in accordance with their modified terms. All TDR loans are also included in the loans individually evaluated for impairment as part of the calculation of the allowance for loan losses. There were no commitments to lend additional amounts to borrowers with outstanding loans that are classified as TDR loans at June 30, 2022.

A summary of TDR loans by type of concession and type of loan, as of the periods indicated:

	Number of	Rate	Term	Rate & term
	loans	modification	modification	modification	Total
June 30, 2022
Commercial and industrial	3	$—	$2,450	$—	$2,450
Construction and land	—	—	—	—	—
Commercial real estate	4	—	2,155	—	2,155
Residential	1	—	125	—	125
Consumer	—	—	—	—	—
Total	8	$—	$4,730	$—	$4,730

	Number of	Rate	Term	Rate & term
	loans	modification	modification	modification	Total
June 30, 2021
Commercial and industrial	2	$—	$28	$—	$28
Construction and land	—	—	—	—	—
Commercial real estate	4	—	2,277	—	2,277
Residential	1	—	147	—	147
Consumer	—	—	—	—	—
Total	7	$—	$2,452	$—	$2,452

There was no loans and one loan modified as a TDR during the three and six months ended June 30, 2022, respectively. There were no loans and one loan modified as TDRs during the three and six months ended June 30, 2021, respectively.

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

The following tables present the internally assigned risk grade by class of loans at the dates indicated:

		Special
	Pass	Mention	Substandard	Doubtful	Total
June 30, 2022
Commercial and industrial	$250,564	$3,322	$6,778	$—	$260,664
Construction and land	15,949	68	—	—	16,017
Commercial real estate	1,564,669	51,091	15,921	—	1,631,681
Residential	91,061	272	1,899	—	93,232
Consumer	3,719	—	22	—	3,741
Total	$1,925,962	$54,753	$24,620	$—	$2,005,335

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

		Special
	Pass	Mention	Substandard	Doubtful	Total
December 31, 2021
Commercial and industrial	$216,611	$9,178	$4,388	$—	$230,177
Construction and land	13,264	71	36	—	13,371
Commercial real estate	1,264,269	28,438	6,977	—	1,299,684
Residential	115,534	1,250	1,639	—	118,423
Consumer	5,116	—	22	—	5,138
Total	$1,614,794	$38,937	$13,062	$—	$1,666,793

The following tables provide an aging of the Company’s loans receivable as of the dates indicated:

								Recorded
			90 Days					investment >
	30–59 Days	60–89 Days	or more	Total			Total loans	90 days and
	past due	past due	past due	past due	Current	PCI loans	receivable	accruing
June 30, 2022
Commercial and industrial	$3,086	$2,451	$633	$6,170	$250,136	$4,358	$260,664	$—
Construction and land	25	—	—	25	11,903	4,089	16,017	—
Commercial real estate	1,700	37	3,910	5,647	1,605,371	20,663	1,631,681	255
Residential	153	113	1,233	1,499	90,373	1,360	93,232	—
Consumer	6	—	—	6	3,735	—	3,741	—
Total	$4,970	$2,601	$5,776	$13,347	$1,961,518	$30,470	$2,005,335	$255

								Recorded
			90 Days					investment >
	30–59 Days	60–89 Days	or more	Total			Total loans	90 days and
	past due	past due	past due	past due	Current	PCI loans	receivable	accruing
December 31, 2021
Commercial and industrial	$275	$10	$606	$891	$228,980	$306	$230,177	$—
Construction and land	—	338	36	374	12,997	—	13,371	—
Commercial real estate	196	410	2,621	3,227	1,286,311	10,146	1,299,684	—
Residential	1,442	21	1,031	2,494	114,162	1,767	118,423	—
Consumer	3	—	—	3	5,135	—	5,138	—
Total	$1,916	$779	$4,294	$6,989	$1,647,585	$12,219	$1,666,793	$—

The balance of nonaccrual loans guaranteed by a government agency, which reduces the Company’s credit exposure, was $780,000 at June 30, 2022 compared to $822,000 at December 31, 2021. At June 30, 2022, nonaccrual loans included $2.6 million of loans 30-89 days past due and $2.3 million of loans less than 30 days past due. At December 31, 2021, nonaccrual loans included $113,000 of loans 30-89 days past due and $2.5 million of loans less than 30 days past due. At June 30, 2022, nonaccrual loans 30-89 days past due of $2.6 million primarily was comprised of one $2.5 million commercial and industrial loan restructured as a TDR during the six months ended June 30, 2022, and the $2.3 million of loans less than 30 days past due are comprised of 13 loans. All of these loans were placed on nonaccrual due to concerns over the financial condition of the borrowers. There was one loan totaling $255,000 that was 90 days or more past due and still accruing interest at June 30, 2022, compared to no loans at December 31, 2021. Interest foregone on nonaccrual loans was approximately $72,700 and $157,000 for the three and six months ended June 30, 2022 compared to $69,000 and $157,300 for the three and six months ended June 30, 2021, respectively.

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

The unpaid principal balance and carrying value of the Company’s PCI loans at the dates indicated are as follows:

	June 30, 2022		December 31, 2021
	Unpaid		Unpaid
	principal	Carrying	principal	Carrying
	balance	value	balance	value
Commercial and industrial	$5,467	$4,358	$546	$306
Construction and land	4,342	4,089	—	—
Commercial real estate	22,624	20,663	11,519	10,146
Residential	1,711	1,360	2,202	1,767
Total	$34,144	$30,470	$14,267	$12,219

The following table reflects the changes in the accretable yield of PCI loans for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Balance at beginning of period	$1,687	$88	$508	$383
Additions	—	—	1,277	—
Removals	(14)	(84)	(62)	(149)
Accretion	(101)	312	(151)	82
Balance at end of period	$1,572	$316	$1,572	$316

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

NOTE 6 – ALLOWANCE FOR LOAN LOSSES

The following tables summarize the Company’s allowance for loan losses and loan balances individually and collectively evaluated for impairment by type of loan as of or for the three and six months ended June 30, 2022 and 2021:

	Commercial	Construction	Commercial
	and industrial	and land	real estate	Residential	Consumer	Total
Three months ended June 30, 2022
Allowance for loan losses
Beginning balance	$3,499	$138	$12,972	$1,073	$18	$17,700
Charge-offs	(2,524)	—	—	—	(3)	(2,527)
Recoveries	4	—	—	—	—	4
Provision for (reversal of) loan losses	1,892	(64)	858	(66)	3	2,623
Ending balance	$2,871	$74	$13,830	$1,007	$18	$17,800

Six months ended June 30, 2022
Allowance for loan losses
Beginning balance	$3,261	$175	$12,709	$1,536	$19	$17,700
Charge-offs	(2,524)	—	(1)	(6)	(6)	(2,537)
Recoveries	7	—	—	—	—	7
Provision for (reversal of) loan losses	2,127	(101)	1,122	(523)	5	2,630
Ending balance	$2,871	$74	$13,830	$1,007	$18	$17,800

June 30, 2022
Allowance for loan losses by methodology:
Loans individually evaluated for impairment	$666	$—	$259	$11	$—	$936
Loans collectively evaluated for impairment	2,205	74	13,571	996	18	16,864
PCI loans	—	—	—	—	—	—

Loans receivable by methodology:
Individually evaluated for impairment	$3,213	$—	$6,109	$1,870	$—	$11,192
Collectively evaluated for impairment	253,093	11,928	1,604,909	90,002	3,741	1,963,673
PCI loans	4,358	4,089	20,663	1,360	—	30,470
Total loans	$260,664	$16,017	$1,631,681	$93,232	$3,741	$2,005,335

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

	Commercial	Construction	Commercial
	and industrial	and land	real estate	Residential	Consumer	Total
Three months ended June 30, 2021
Allowance for loan losses
Beginning balance	$3,819	$265	$11,247	$2,147	$22	$17,500
Charge-offs	—	—	—	—	—	—
Recoveries	4	—	3	—	—	7
Provision for (reversal of) loan losses	(178)	(41)	78	(365)	(1)	(507)
Ending balance	$3,645	$224	$11,328	$1,782	$21	$17,000

Six months ended June 30, 2021
Allowance for loan losses
Beginning balance	$4,042	$378	$11,211	$1,856	$13	$17,500
Charge-offs	(2)	—	—	—	—	(2)
Recoveries	6	—	3	—	—	9
Provision for (reversal of) loan losses	(401)	(154)	114	(74)	8	(507)
Ending balance	$3,645	$224	$11,328	$1,782	$21	$17,000

June 30, 2021
Allowance for loan losses by methodology:
Loans individually evaluated for impairment	$481	$—	$98	$21	$—	$600
Loans collectively evaluated for impairment	3,018	224	11,212	1,758	21	16,233
PCI loans	146	—	18	3	—	167

Loans receivable by methodology:
Individually evaluated for impairment	$672	$36	$4,995	$3,040	$—	$8,743
Collectively evaluated for impairment	326,406	13,593	1,104,133	126,961	4,164	1,575,257
PCI loans	578	43	10,596	2,025	—	13,242
Total loans	$327,656	$13,672	$1,119,724	$132,026	$4,164	$1,597,242

NOTE 7 – PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at the dates indicated:

	June 30,	December 31,
	2022	2021
Premises owned	$11,120	$11,015
Leasehold improvements	2,233	2,608
Furniture, fixtures and equipment	6,475	6,201
Less accumulated depreciation and amortization	(5,908)	(5,454)
Total premises and equipment, net	$13,920	$14,370

Depreciation and amortization included in occupancy and equipment expense totaled $503,000 and $1.0 million for the three and six months ended June 30, 2022 and $502,000 and $1.0 million for the three and six months ended June 30, 2021, respectively.

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

The below maturity schedule represents the undiscounted lease payments for the five-year period and thereafter as of June 30, 2022:

For remainder of 2022	$3,734
2023	3,266
2024	2,747
2025	1,900
2026	1,296
Thereafter	2,563
Total undiscounted cash flows	15,506
Less: interest	(2,745)
Present value of lease payments	$12,761

The following table presents the weighted average lease term and discount rate at the date indicated:

	June 30, 2022
Weighted-average remaining lease term	4.9	years
Weighted-average discount rate	2.41%

Rental expense included in occupancy and equipment expense totaled $893,000 and $2.2 million for the three and six months ended June 30, 2022 and $834,000 and $1.6 million for three and six months ended June 30, 2021, respectively.

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

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

Changes in the Company's goodwill at June 30, 2022 and December 31, 2021 are as follows:

	June 30,	December 31,
	2022	2021
Balance at beginning of period	$38,838	$38,838
Acquired goodwill	—	—
Impairment	—	—
Balance at end of period	$38,838	$38,838

Core Deposit Intangible

Changes in the Company’s core deposit intangible at June 30, 2022 and December 31, 2021 were as follows:

	June 30,	December 31,
	2022	2021
Balance at beginning of period	$6,489	$8,302
Additions	756	—
Less amortization	(1,011)	(1,813)
Balance at end of period	$6,234	$6,489

Estimated annual amortization expense at June 30, 2022 is as follows:

For remainder of 2022	$1,033
2023	1,286
2024	1,222
2025	948
2026	455
Thereafter	1,290
Total	$6,234

NOTE 10 – INTEREST RECEIVABLE AND OTHER ASSETS

The Company’s interest receivable and other assets at the dates indicated consisted of the following:

	June 30,	December 31,
	2022	2021
Tax assets, net	$15,554	$10,573
Accrued interest receivable	7,716	5,929
Investment in Small Business Investment Company ("SBIC") fund	4,949	4,731
Investment in Community Reinvestment Act fund	2,000	—
Prepaid assets	1,647	1,598
Servicing assets	2,195	1,947
Investment in Low Income Housing Tax Credit ("LIHTC") partnerships, net	2,927	3,129
Investment in statutory trusts	487	484
Other assets	5,283	1,469
Total	$42,758	$29,860

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

At June 30, 2022, the Company had remaining commitments to the LIHTC partnerships and the SBIC fund of $3.1 million and $122,000, respectively. At June 30, 2021, the Company had remaining commitments to the LIHTC partnerships and the SBIC fund of $2.4 million and $122,000, respectively.

NOTE 11 – DEPOSITS

The Company’s deposits consisted of the following at the dates indicated:

	June 30,	December 31,
	2022	2021
Demand deposits	$789,293	$710,137
NOW accounts and savings	466,860	484,847
Money market	703,221	568,094
Time deposits	295,454	222,161
Total	$2,254,828	$1,985,239

NOTE 12 - BORROWINGS

Other borrowings – The Bank has an approved secured borrowing facility with the Federal Home Loan Bank of San Francisco (the “FHLB”) for up to 25% of total assets for a term not to exceed five years under a blanket lien of certain types of loans. At both June 30, 2022 and December 31, 2021, the Company had no FHLB advances outstanding.

The Company has Federal Funds lines with four corresponding banks. Cumulative available commitments totaled $65.0 million at both June 30, 2022 and December 31, 2021. There were no amounts outstanding under these facilities at either June 30, 2022 or December 31, 2021.

Junior subordinated deferrable interest debentures – In connection with its previous acquisitions, the Company acquired junior subordinated deferrable interest debentures, totaling $8.4 million net of mark-to-market adjustments June 30, 2022 with a weighted average interest rate of 4.48%, compared to $8.4 million with a weighted average rate of 2.79% at December 31, 2021. The junior subordinated deferrable interest debentures have a stated maturity term of 30 years.

Subordinated debt – On August 6, 2020, the Company issued and sold $65.0 million aggregate principal amount of 5.25% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “Notes”) at a public offering price equal to 100% of the aggregate principal amount of the Notes. The offering of the Notes closed on August 10, 2020. The Notes initially bears a fixed interest rate of 5.25% per year. Commencing on September 15, 2025, the interest rate on the Notes resets quarterly to the three-month Secured Overnight Financing rate plus a spread of 521 basis points (5.21%), payable quarterly in arrears. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year through September 15, 2025 and quarterly thereafter on March 15, June 15, September 15 and December 15 of each year through the maturity date or early redemption date. The Company, at its option, may redeem the Notes, in whole or in part, on any interest payment date on or after September 15, 2025, without a premium. At June 30, 2022 and December 31, 2021, the Company had outstanding Notes, net of cost to issue, totaling $63.6 million and $63.5 million, respectively.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

NOTE 13 – INTEREST PAYABLE AND OTHER LIABILITIES

The Company’s interest payable and other liabilities at the dates indicated consisted of the following:

	June 30,	December 31,
	2022	2021
Accrued expenses	$6,205	$7,339
Accounts payable	657	506
Reserve for unfunded commitments	315	315
Accrued interest payable	1,193	1,180
Other liabilities	4,828	4,516
Total	$13,198	$13,856

NOTE 14 – OTHER EXPENSES

The Company’s other expenses for the periods indicated consisted of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Professional fees	$576	$614	$1,882	$1,048
Core deposit premium amortization	516	453	1,011	906
Marketing and promotions	237	155	533	219
Stationery and supplies	84	83	176	190
Insurance (including FDIC premiums)	238	203	469	413
Communication and postage	234	189	458	405
Loan default related expense	98	46	137	60
Director fees	115	83	199	159
Bank service charges	58	69	124	124
Courier expense	190	155	365	331
Other	1	131	305	227
Total	$2,347	$2,181	$5,659	$4,082

The Company expenses marketing and promotions costs as they are incurred. Advertising expense included in marketing and promotions totaled $21,000 and $42,000 for the three and six months ended June 30, 2022 and $26,000 and $42,000 for the three and six months ended June 30, 2021, respectively.

NOTE 15 – EQUITY INCENTIVE PLANS

Equity Incentive Plans

2017 Omnibus Equity Incentive Plan

The shareholders approved the Omnibus Equity Incentive Plan (“2017 Plan”) in November 2017. The 2017 Plan provides for the awarding by the Company’s Board of Directors of equity incentive awards to employees and non-employee directors. An equity incentive award may be an option, stock appreciation rights, restricted stock units, stock award, other stock-based award or performance award granted under the 2017 Plan. Factors considered by the Board in awarding equity incentives to officers and employees include the performance of the Company, the employee’s or officer’s job performance, the importance of his or her position, and his or her contribution to the organization’s goals for the award

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

period. Generally, awards are restricted and have a vesting period of no longer than ten years. Subject to adjustment as provided in the 2017 Plan, the maximum number of shares of common stock that may be delivered pursuant to awards granted under the 2017 Plan is 450,000. The 2017 Plan provides for an annual restricted stock grant limits to officers, employees and directors. The annual stock grant limit per person for officers and employees is the lessor of 50,000 shares or a value of $2.0 million, and per person for directors, the maximum is 25,000 shares. All unvested restricted shares outstanding vest in the event of a change in control of the Company. Awarded shares of restricted stock vest over (i) a one-year period following the date of grant, in the case of the non-employee directors, and (ii) a three-year or five-year period following the date of grant, with the initial vesting occurring on the one-year anniversary of the date of grant, in the case of the executive officers. As of June 30, 2022, a total of 96,703 shares were available for future issuance under the 2017 Plan.

2014 Omnibus Equity Incentive Plan

In 2014, the shareholders approved the Omnibus Equity Incentive Plan (the “2014 Plan”). A total of 148,962 equity incentive awards were granted under the 2014 Plan. The awards are shares of restricted stock and have a vesting period of one to five years. No future equity awards will be made from the 2014 Plan.

The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date. Total compensation expense for these plans was $233,000 and $557,000 for the three and six months ended June 30, 2022 and $351,000 and $764,000 for the three and six months ended June 30, 2021, respectively.

As of June 30, 2022, there was $1.2 million of total unrecognized compensation cost related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately three years.

The following table provides the restricted stock grant activity for the periods indicated:

	2022		2021
		Weighted-average		Weighted-average
		grant date		grant date
	Shares	fair value	Shares	fair value
Non-vested at January 1,	139,275	$16.29	204,515	$17.71
Granted	22,473	18.79	24,187	15.17
Vested	(15,560)	18.34	(14,164)	18.50
Forfeited	(532)	18.79	—	—
Non-Vested, at March 31,	145,656	16.45	214,538	16.06
Vested	(45,997)	16.29	(63,028)	17.84
Forfeited	(1,322)	18.16	—	—
Non-Vested, at June 30,	98,337	$16.50	151,510	$15.32

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

The following assets are measured at fair value on a recurring basis as of the dates indicated:

	Total	Level 1	Level 2	Level 3
June 30, 2022
U.S. Government Agencies	$1,507	$—	$1,507	$—
Preferred equity securities	14,810	14,810	—	—
Municipal securities	21,486	—	21,486	—
Mortgage-backed securities	32,675	—	32,675	—
Collateralized mortgage obligations	27,965	—	27,965	—
SBA securities	5,066	—	5,066	—
Corporate bonds	73,791	—	73,791	—
Total	$177,300	$14,810	$162,490	$—

	Total	Level 1	Level 2	Level 3
December 31, 2021
U.S. Government Agencies	$1,914	$—	$1,914	$—
Preferred equity securities	18,777	18,777	—	—
Municipal securities	24,123	—	24,123	—
Mortgage-backed securities	34,692	—	34,692	—
Collateralized mortgage obligations	27,506	—	27,506	—
SBA securities	6,088	—	6,088	—
Corporate bonds	61,335	—	61,335	—
Total	$174,435	$18,777	$155,658	$—

The following assets are measured at fair value on a nonrecurring basis as of the dates indicated:

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

	Total	Level 1	Level 2	Level 3
June 30, 2022
Performing impaired loans	$746	$—	$—	$746
Nonperforming impaired loans	10,405	—	—	10,405
OREO	21	—	—	21
Total	$11,172	$—	$—	$11,172

	Total	Level 1	Level 2	Level 3
December 31, 2021
Performing impaired loans	$805	$—	$—	$805
Nonperforming impaired loans	6,888	—	—	6,888
OREO	21	—	—	21
Total	$7,714	$—	$—	$7,714

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

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value disclosure for financial instruments:

	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
June 30, 2022
Financial assets:
Cash and cash equivalents	$354,514	$354,514	$354,514	$—	$—
Interest bearing deposits in banks	2,839	2,839	2,839	—	—
Investment securities available-for-sale	177,300	177,300	14,810	162,490	—
Investment in FHLB and FRB Stock	20,267	20,267	20,267	—	—
Loans, net	1,987,204	1,982,680	—	—	1,982,680
Accrued interest receivable	7,716	7,716	—	7,716	—
Financial liabilities:
Deposits	2,254,828	2,255,872	—	2,255,872	—
Junior subordinated deferrable interest debentures, net	8,443	8,629	—	—	8,629
Subordinated debt, net	63,627	63,627	—	63,627	—
Accrued interest payable	1,193	1,193	—	1,193	—
Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	105,160	104,845	—	—	104,845

	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
December 31, 2021
Financial assets:
Cash and cash equivalents	$379,687	$379,687	$379,687	$—	$—
Interest bearing deposits in banks	3,585	3,585	3,585	—	—
Investment securities available-for-sale	174,435	174,435	18,777	155,658	—
Investment in FHLB and FRB Stock	16,035	16,035	16,035	—	—
Loans held for sale	6,470	6,470	—	6,470	—
Loans, net	1,647,190	1,659,811	—	—	1,659,811
Accrued interest receivable	5,929	5,929	—	5,929	—
Financial liabilities:
Deposits	1,985,239	1,986,651	—	1,986,651	—
Junior subordinated deferrable interest debentures, net	8,403	8,612	—	—	8,612
Subordinated debt, net	63,542	63,542	—	63,542	—
Accrued interest payable	1,180	1,180	—	1,180	—
Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	104,139	103,824	—	—	103,824

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

The following table presents a summary of commitments described above as of the dates indicated:

	June 30,	December 31,
	2022	2021
Commitments to extend credit	$102,224	$100,686
Standby letters of credit	2,936	3,453
Total commitments	$105,160	$104,139

Commitments generally have fixed expiration dates or other termination clauses. The actual liquidity needs or the credit risk that the Company will experience will be lower than the contractual amount of commitments to extend credit because a significant portion of these commitments are expected to expire without being drawn upon. The commitments are generally variable rate and include unfunded home equity lines of credit, commercial real estate construction where disbursement is made over the course of construction, commercial revolving lines of credit, and unsecured personal lines of credit. The Company’s outstanding loan commitments are made using the same underwriting standards as comparable outstanding loans. The reserve associated with these commitments included in interest payable and other liabilities on the consolidated balance sheets was $315,000 at both June 30, 2022 and December 31, 2021.

Commercial Real Estate Concentrations

At June 30, 2022 and December 31, 2021, in management’s judgment, a concentration of loans existed in commercial real estate related loans. The Company’s commercial real estate loans are secured by owner-occupied and non-owner occupied commercial real estate and multifamily properties. Although management believes that loans within these concentrations have no more than the normal risk of collectability, a decline in the performance of the economy in general or a decline in real estate value in the Company’s primary market areas in particular, could have an adverse impact on collectability.

Other Assets

The Company has commitments to fund investments in LIHTC partnerships and an SBIC fund. At June 30, 2022, the remaining commitments to the LIHTC partnerships and the SBIC fund were approximately $3.1 million and $122,000, respectively. At December 31, 2021, the remaining commitments to the LIHTC partnerships and the SBIC fund were $2.3 million and $122,000, respectively.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

Deposits

At June 30, 2022, approximately $247.1 million, or 11.2%, of the Company's deposits were derived from its top ten depositors. At December 31, 2021, approximately $198.6 million, or 10.0%, of the Company's deposits were derived from its top ten depositors.

Local Agency Deposits and Other Advances

In the normal course of business, the Company accepts deposits from local agencies. The Company is required to provide collateral for certain local agency deposits in the states of California, Colorado, New Mexico and Washington. At both June 30, 2022 and December 31, 2021, the FHLB issued letters of credit on behalf of the Company totaling $42.0 million as collateral for local agency deposits.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward- looking statements as a result of a wide variety or range of factors including, but not limited to:

●	expected revenues, cost savings, synergies and other benefits from our recent acquisition of Pacific Enterprise Bancorp (the “PEB Merger”) might not be realized within the expected time frames or at all and costs or difficulties relating to integration matters, including but not limited to client and employee retention, might be greater than expected;
●	potential adverse impacts to economic conditions in the Company’s local market areas, other markets where the Company has lending relationships, or other aspects of the Company’s business operations or financial markets, generally, resulting from the novel coronavirus disease 2019 (“COVID-19”) pandemic and any governmental or societal responses thereto;
●	the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses;
●	changes in economic conditions in general and in California, Colorado, New Mexico and Washington specifically, including as a result of employment levels and labor shortages, and the effects of inflation, a potential recession or slowed economic growth caused by increasing oil prices and supply chain disruptions;
●	changes in the levels of general interest rates and the relative differences between short and long-term interest rates, loan and deposit interest rates;
●	the future of the London Interbank Offered Rate (“LIBOR”), and the transition away from LIBOR toward new interest rate benchmarks;
●	our net interest margin and funding sources;
●	fluctuations in the demand for loans and the number of unsold homes, land and other properties;
●	fluctuations in real estate values in our market areas;
●	secondary market conditions for loans and our ability to sell loans in the secondary market;
●	results of examinations of us by regulatory authorities and the possibility that any such regulatory authority may, among other things, limit our business activities, require us to change our business mix, increase our allowance for loan and lease losses, write-down asset values or increase our capital levels, affect our ability to borrow funds or maintain or increase deposits;
●	risks related to our acquisition strategy, including our ability to identify future suitable acquisition candidates, exposure to potential asset and credit quality risks and unknown or contingent liabilities, the need for capital to finance such transactions, our ability to obtain required regulatory approvals and possible failures in realizing the anticipated benefits from acquisitions;
●	challenges arising from attempts to expand into new geographic markets, products, or services;
●	future goodwill impairment due to changes in our business, market conditions, or other factors;
●	legislative or regulatory changes that adversely affect our business, including changes in banking, securities and tax law, in regulatory policies and principles, or the interpretation of regulatory capital or other rules, and including changes as a result of COVID-19;
●	our ability to attract and retain deposits;
●	our ability to control operating costs and expenses;

●	the use of estimates in determining fair value of certain of our assets and liabilities, which estimates may prove to be incorrect and result in significant changes in valuation;
●	difficulties in reducing risk associated with the loans and securities on our balance sheet;
●	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges;
●	the effectiveness of our risk management framework;
●	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions, which could expose us to litigation or reputational harm;
●	an inability to keep pace with the rate of technological advances;
●	our ability to retain key members of our senior management team and our ability to attract, motivate and retain qualified personnel;
●	costs and effects of litigation, including settlements and judgments;
●	our ability to implement our business strategies and manage our growth;
●	liquidity issues, including our ability to borrow funds or raise additional capital, if necessary;
●	the loss of our large loan and deposit relationships;
●	increased competitive pressures among financial services companies;
●	changes in consumer spending, borrowing and savings habits;
●	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;
●	adverse changes in the securities markets;
●	inability of key third-party providers to perform their obligations to us;
●	statements with respect to our intentions regarding disclosure and other changes resulting from the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”);
●	changes in accounting principles, policies or guidelines and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board;
●	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and
●	other risks described elsewhere in this Form 10-Q and other filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Annual Report”).

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

Our principal objective is to continue to increase shareholder value and generate consistent earnings growth by expanding our commercial banking franchise through both strategic acquisitions and organic growth. Since 2010, we have expanded our geographic footprint through 10 strategic acquisitions. We believe our strategy of selectively acquiring and integrating community banks has provided us with economies of scale and improved our overall franchise efficiency. Looking forward, we expect to continue to pursue strategic acquisitions and believe our targeted market areas present us with many and varied acquisition opportunities. We are also focused on continuing to grow organically and believe the metropolitan and community markets in which we operate currently provide meaningful opportunities to expand our commercial client base and increase both interest-earning assets and market share. We believe our geographic footprint, which now includes the San Francisco Bay area, the metropolitan markets of Los Angeles, California, Seattle, Washington, and Denver, Colorado, and community markets including Albuquerque, New Mexico, and Custer, Delta, and Grand counties, Colorado, provides us with access to low cost, stable core deposits in community markets that we can use to fund commercial loan growth. We strive to provide an enhanced banking experience for our clients by providing them with a comprehensive suite of sophisticated banking products and services tailored to meet their needs, while delivering the high-quality, relationship-based client service of a community bank. At June 30, 2022, the Company had approximately $2.7 billion in total assets, $2.0 billion in total loans, $2.3 billion in total deposits and $320.6 million in shareholders’ equity.

We continue to focus on growing our commercial loan portfolios through acquisitions as well as organic growth. At June 30, 2022, our $2.0 billion total loan portfolio included $330.3 million, or 16.5%, of acquired loans (all of which were recorded to their estimated fair values at the time of acquisition), and the remaining $1.7 billion, or 83.5%, consisted of loans we originated.

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

On February 1, 2022, the Company completed its acquisition of Pacific Enterprise Bancorp (“PEB”), which was headquartered in Irvine, California. Pursuant to an Agreement and Plan of Merger, dated September 7, 2021 (the “Merger Agreement”), by and between BayCom and PEB. Under the terms of the Merger Agreement, PEB merged with and into BayCom (the “Merger”), with BayCom as the surviving corporation in the Merger. Immediately following the Merger, Pacific Enterprise Bank, a wholly-owned subsidiary of PEB, merged with and into United Business Bank, a wholly-owned subsidiary of BayCom (the “Bank Merger”), with United Business Bank as the surviving bank in the Bank Merger. For additional information regarding the PEB Merger, see “Note 3 – Acquisitions” contained in the Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Information” of Part I this report.

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

Changes in market interest rates, the slope of the yield curve, and interest we earn on interest earning assets or pay on interest bearing liabilities, as well as the volume and types of interest earning assets, interest bearing and noninterest bearing liabilities and shareholders’ equity, usually have the largest impact on changes in our net interest spread, net interest margin and net interest income during a reporting period. In March 2022, in response to inflation, the Federal Open Market Committee (“FOMC”) of the Board of Governors of the Federal Reserve System (“Federal Reserve”) commenced increasing the target range for the federal funds rate by implementing a 25 basis point increase. During the second quarter of 2022, the FOMC increased the target range for the federal funds rate by an additional 125 basis points to a range of 1.50% to 1.75% and in July 2022, the FOMC enacted a second consecutive 75 basis point interest rate increase as it seeks to control inflation without creating a recession. The increase in the average yield on interest-earning assets during the current quarter reflects the lagging benefit of variable rate interest-earnings assets beginning to reprice higher. We believe our balance sheet is structured to enhance our net interest margin if the FOMC continues to raise the targeted federal funds rate in an effort to curb inflation, which appears likely based on recent Federal Reserve communications and interest rate forecasts.

Noninterest income. Noninterest income consists of, among other things: (i) service charges on loans and deposits; (ii) gain on sale of loans; and (iii) other noninterest income. Gain on sale of loans includes income (or losses) from the sale of the guaranteed portion of Small Business Administration (“SBA”) loans, capitalized loan servicing rights and other related income.

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

Estimated expected cash flows related to purchased credit impaired loans. Loans purchased with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are accounted for under Accounting Standards Codification (“ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. In situations where such purchase credit impaired (“PCI”) loans have similar risk characteristics, loans may be aggregated into pools to estimate cash flows. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation.

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

Goodwill. Goodwill, which has resulted from a number of our acquisitions, is reviewed for impairment annually, or between annual assessments if a triggering event occurs or circumstances change that would more likely than not result in the fair value of a reporting unit being below its carrying amount. We make a qualitative assessment whether it is more likely than not that the fair value of a reporting unit where goodwill is assigned is less than its carrying amount. Such indicators may include, among others: a significant adverse change in legal factors or in the general business climate; significant decline in the Company’s stock price and market capitalization; unanticipated competition; and an adverse action or assessment by a regulator. Any adverse changes in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our financial condition and results of operations. As of June 30, 2022, the Company concluded that the goodwill of the Company’s reporting unit, the Bank, is not more likely than not to be impaired.

BayCom’s Response to COVID-19

The Company maintains its commitment to supporting its community and clients during the COVID-19 pandemic and remains focused on keeping its employees safe and the Bank running effectively to serve its clients. As of June 30, 2022, all Bank branches were open with normal hours and substantially all employees had returned to their normal working environments. The Bank will continue to monitor branch access and occupancy levels in relation to cases and close contact scenarios and follow governmental restrictions and public health authority guidelines.

Comparison of Financial Condition at June 30, 2022 and December 31, 2021

Total assets.  Total assets increased $327.3 million, or 13.9%, to $2.7 billion at June 30, 2022, from $2.4 billion at December 31, 2021.  The increase primarily was due to loans receivable, net, increasing $340.0 million, primarily due to loans acquired in the PEB Merger. In addition, investment securities available for sale increased $2.9 million or 1.6% and other assets increased $12.9 million or 43.2%, partially offset by cash and cash equivalents decreasing $25.2 million or 6.6%.

Cash and cash equivalents.  Cash and cash equivalents decreased $25.2 million, or 6.6%, to $354.5 million, at June 30, 2022, from $379.7 million at December 31, 2021. The decrease primarily was due to $39.2 million decrease in the federal funds sold during six months ended June 30, 2022.

Securities.  Investment securities, all of which are classified as available-for-sale, increased $2.9 million, or 1.6%, to $177.3 million at June 30, 2022 from $174.4 million at December 31, 2021. The increase primarily was due to the purchase of $24.7 million of investment securities during the six months ended June 30, 2022, partially offset by the routine amortization and repayment of investment principal balances and securities called and matured.

Loans receivable, net.  We originate a wide variety of loans with a focus on commercial real estate (“CRE”) loans and commercial and industrial loans. Loans receivable, net of allowance for loan losses, increased $340.0 million, or 20.6%, to $2.0 billion at June 30, 2022 from $1.7 billion at December 31, 2021. The increase primarily was due to $412.9 million of net loans acquired from PEB and $246.6 million of new loan originations, partially offset by $300.3 million of loan repayments, including $97.4 million in Paycheck Protection Program (“PPP”) loan repayments, and $15.1 million in loan sales.

The following table provides information about our loan portfolio by type of loan, with PCI loans presented as a separate balance, at the dates presented.

	June 30,	December 31,	% Change
	2022	2021

	(Dollars in thousands)
Commercial and industrial (1)	$256,306	$229,871	11.5%
Real estate:
Residential	91,872	116,656	(21.2)
Multifamily residential	255,018	206,960	23.2
Owner occupied CRE	704,094	393,978	78.7
Non-owner occupied CRE	651,906	688,600	(5.3)
Construction and land	11,928	13,371	(10.8)
Total real estate	1,714,818	1,419,565	20.8
Consumer	3,741	5,138	(27.2)
PCI loans	30,470	12,219	149.4
Total Loans	2,005,335	1,666,793	20.3
Net deferred loan fees	(331)	(1,903)	(82.6)
Allowance for loan losses	(17,800)	(17,700)	0.6
Loans, net	$1,987,204	$1,647,190	20.6%
(1)	Includes $68.8 million and $69.6 million of PPP loans as of June 30, 2022 and December 31, 2021, respectively.

The following table shows as of June 30, 2022, the geographic distribution of our loan portfolio by type of loan in dollar amounts and percentages:

	San Francisco Bay				Total in State of
	Area (1)		Other California		California		All Other States (2)		Total
		% of		% of		% of		% of		% of
		Total in		Total in		Total in		Total in		Total in
	Amount	Category	Amount	Category	Amount	Category	Amount	Category	Amount	Category

	(Dollars in thousands)
June 30, 2022
Commercial and industrial	$47,855	7.5%	$157,401	16.8%	$205,256	13.1%	$55,408	12.8%	$260,664	13.0%
Real estate:
Residential	18,912	3.0%	28,951	3.1%	47,863	3.0%	45,369	10.5%	93,232	4.6%
Multifamily residential	56,054	8.8	136,582	14.6	192,636	12.3	65,294	15.0	257,930	12.9
Owner occupied CRE	232,830	36.6	359,059	38.4	591,889	37.7	60,914	14.0	652,803	32.6
Non-owner occupied CRE	280,585	44.1	240,013	25.7	520,598	33.1	200,350	46.2	720,948	36.0
Construction and land	5	0.0	11,297	1.2	11,302	0.7	4,715	1.1	16,017	0.8
Total real estate	588,386		775,902		1,364,288		376,642		1,740,930
Consumer	4	0.0%	1,687	0.2%	1,691	0.1%	2,050	0.4%	3,741	0.1%
Total loans	$636,245		$934,990		$1,571,235		$434,100		$2,005,335

December 31, 2021
Commercial and industrial	$80,457	13.6%	$68,586	11.8%	$149,043	12.7%	$81,134	16.3%	$230,177	13.8%
Real estate:
Residential	$23,135	3.9%	$42,218	7.3%	$65,353	5.6%	$53,070	10.7%	$118,423	7.1%
Multifamily residential	66,425	11.3	80,328	13.8	146,753	12.5	60,207	12.1	206,960	12.4
Owner occupied CRE	185,046	31.4	143,122	24.6	328,168	28.0	65,810	13.3	393,978	23.6
Non-owner occupied CRE	233,587	39.6	243,358	41.9	476,945	40.8	221,801	44.7	698,746	41.9
Construction and land	889	0.2	1,310	0.2	2,199	0.2	11,172	2.2	13,371	0.8
Total real estate	$509,082		$510,336		$1,019,418		$412,060		$1,431,478
Consumer	13	0.0%	1,703	0.3%	1,716	0.1%	3,422	0.7%	5,138	0.3%
Total loans	$589,552		$580,625		$1,170,177		$496,616		$1,666,793

(1)	Includes Alameda, Contra Costa, Solano, Sonoma, Marin, San Francisco, San Joaquin, San Mateo and Santa Clara counties.
(2)	Includes loans located primarily in the states of Colorado, New Mexico and Washington. At June 30, 2022, loans in Colorado, New Mexico and Washington totaled $99.6 million, $55.8 million and $92.5 million, respectively. At December 31, 2021, loans in Colorado, New Mexico and Washington totaled $123.2 million, $69.5 million and $86.6 million, respectively.

Nonperforming assets and nonaccrual loans.  Nonperforming assets consists of nonaccrual loans, accruing loans that are 90 days or more past due and other real estate owned (“OREO”). Nonperforming assets increased $3.8 million, or 54.6%, to $10.7 million at June 30, 2022 from $6.9 million at December 31, 2021, primarily due to a $3.5 million increase in nonaccrual loans and $255,000 increase in accruing loans 90 days and more past due. The increase in nonaccrual loans primarily was due to one $2.5 million participation interest in a shared national credit, which was restructured as a TDR and placed on non-accrual during the first quarter of 2022. At June 30, 2022, the Bank had participation interests in two other shared national credit loans totaling $3.5 million, both of which were performing in accordance with their payment terms as of that date. The Company had nonperforming loans, consisting of nonaccrual loans and accruing loans that are 90 days or more past due, totaling $10.7 million or 0.53% of total loans, of which $780,000 were guaranteed by governmental agencies at June 30, 2022, compared to $6.9 million or 0.41% of total loans, of which $822,000 were guaranteed by governmental agencies at December 31, 2021. Included in nonperforming loans at June 30, 2022 and December 31, 2021, were $3.9 million and $1.6 million, respectively, of TDR loans.

At June 30, 2022 and December 31, 2021, nonaccrual loans included $2.6 million and $113,000 of loans 30-89 days past due and $2.3 million and $2.5 million of loans less than 30 days past due, respectively. At June 30, 2022, nonaccrual loans 30-89 days past due of $2.6 million primarily was comprised of one $2.5 million participation interest discussed above, and the $2.3 million of loans less than 30 days past due are comprised of 13 loans. All of these loans were placed on nonaccrual due to concerns over the financial condition of the borrowers. There was one loan totaling $255,000 that was 90 days or more past due and still accruing at June 30, 2022, compared to no loans at December 31, 2021.

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

Troubled debt restructured loans.  Troubled debt restructured loans, or TDR loans, which are accounted for under ASC Topic 310-40, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a below market interest rate, a reduction in principal, or a longer term to maturity. TDR loans as of June 30, 2022 totaled $4.7 million, of which $746,000 were accruing and performing according to their restructuring terms. TDR loans as of December 31, 2021 totaled $3.9 million, of which $765,000 were accruing and performing according to their restructuring terms. The accruing TDR loans are not considered nonperforming assets as they continue to accrue interest despite being considered impaired due to the restructured status. The related allowance for loan losses on TDR loans totaled $279,000 and $259,000 at June 30, 2022 and December 31, 2021, respectively.

The following table sets forth the nonperforming loans, nonperforming assets and TDR loans as of the dates indicated:

	June 30,	December 31,
	2022	2021

	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Commercial and industrial	$3,178	$753
Real estate:
Residential	1,870	1,587
Multifamily residential	180	200
Owner occupied CRE	4,789	3,990
Non-owner occupied CRE	388	322
Construction and land	—	36
Total real estate	7,227	6,135
Consumer	—	—
Total nonaccrual loans	10,405	6,888
Accruing loans 90 days or more past due	255	—
Total nonperforming loans (1)	10,660	6,888
Real estate owned	21	21
Total nonperforming assets (2)	$10,681	$6,909
Troubled debt restructurings – performing	746	805
PCI loans	$30,470	$12,219
Nonperforming assets to total assets (2)	0.40%	0.29%
Nonperforming loans to total loans (2)	0.53%	0.41%

(1)

Includes $3.9 million and $1.6 million of nonaccrual TDR loans at June 30, 2022 and December 31, 2021, respectively. Excludes the performing (accruing) TDR loans which are set forth separately in the table.

(2)  PCI and performing TDR loans are neither included in nonperforming loans above nor are they included in the numerators used to calculate this ratio.

Loans under ASC Topic 310-30 are considered performing and are not included in nonperforming assets in the table above. At both June 30, 2022 and December 31, 2021 we had no credit impaired loans under ASC Topic 310-30 that were 90 days past due and still accruing.

Interest foregone on nonaccrual loans was approximately $72,700 and $157,000 for the three and six months ended June 30, 2022 and $69,000 and $157,300 for the three and six month ended June 30, 2021, respectively, none of which was included in interest income.

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

At June 30, 2022, the Company’s allowance for loan losses was $17.8 million, or 0.89% of total loans, compared to $17.7 million, or 1.06% of total loans, at December 31, 2021. The decline in the allowance for loan losses as a percentage of total loans outstanding at June 30, 2022, as compared to December 31, 2021, was mostly due to the Company’s acquisition of PEB and related acquisition accounting on those loans, as the acquired loans were recorded at their estimate fair value at acquisition and no allowance for loan losses is recorded for acquired loans. Based on our review of the appropriateness of the allowance for loan losses at June 30, 2022, the Company recorded a provision for loan losses of $2.6 million for the six months ended June 30, 2022, compared to $507,000 reversal of provision for the six months ended June 30, 2021. The provision for loan losses for the six months ended June 30, 2022 primarily was due to $2.5 million in net charge-offs during the current quarter, coupled with new loan production. Based on information received during current quarter from the lead lender, the Company charged-off $2.4 million related to a $4.9 million participation interest in a shared national credit. At June 30, 2022, the Bank had participation interests in two other shared national credit loans totaling $3.5 million, both of which were performing in accordance with their payment terms as of that date. We recorded net charge-offs of $2.5 million for the three and six months ended June 30, 2022, respectively, compared to $7,000 recoveries and for the three months and six months ended June 30, 2021.

The calculation of the allowance for loan losses at June 30, 2022 and December 31, 2021 excludes the balance of PPP loans held in portfolio as of those dates as PPP loans are fully guaranteed by the SBA and management expects that the great majority of PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA within a short time frame, which in turn will reimburse the Bank for the amount forgiven.

In accordance with acquisition accounting, loans acquired from acquisitions were recorded at their estimated fair value, which resulted in a net discount to the loans contractual amounts. Credit discounts are included in the determination of fair value and as a result, no allowance for loan losses is recorded for acquired loans at the acquisition date. However, the allowance for loan loss includes an estimate for credit deterioration of acquired loans that occurs after the date of acquisition, which is included in the loan loss provision in the period that the deterioration occurred. The discount recorded on the acquired loans is not reflected in the allowance for loan losses or related allowance coverage ratios. As of June 30, 2022, acquired loans net of their discount, totaled $330.3 million and the remaining net discount on these acquired loans was $481,000, compared to $51.3 million of acquired loans and $2.1 million of net discounts at December 31, 2021. The net discount includes a credit discount based on estimated losses in the acquired loans partially offset a premium, if any, based market interest rates on the date of acquisition. The decrease in the net discount on acquired loans from December 31, 2021 was due to a net premium on the PEB loans given the higher yielding portfolio compared to current market interest rates.

As part of the acquisition of PEB, the Company acquired certain small business loans to borrowers qualified under The California Capital Access Program for Small Business, a state guaranteed loan program sponsored by the California Pollution Control Financing Authority ("CalCAP"). PEB ceased originating loans under this loan program in 2017. Under this loan program, the borrower, CalCAP and the Company contributed funds to a loss reserve account that is held in a demand deposit account at the Bank. The borrower contributions to the loss reserve account are attributed to the Company. Losses on qualified loans are charged to this account after approval by CalCAP. Under the program, if a loan defaults, the Company has immediate coverage of 100% of the loss. The Company must return recoveries from the borrower, less expenses, to the loan loss reserve account. The funds in the loss reserve account are the property of CalCAP, however, in the event that the Company leaves the program any excess funds, after all loans have been repaid or unenrolled from the program by the Company and provided there are no pending claims for reimbursement, are distributed to CalCAP and the Company based on their respective contributions to the loss reserve account. Funds contributed by the Company to the loss reserve account are treated as a receivable from CalCAP and evaluated for impairment quarterly. As of June 30, 2022, the Company had $35.7 million of loans enrolled in this loan program. The Company had a loss reserve account of $13.7 million as of June 30, 2022.

In addition, as successor to PEB, the Company was approved by the CalCAP, in partnership with the California Air Resources Board, to originate loans to California truckers in the On-Road Heavy-Duty Vehicle Air Quality Loan Program. Under this loan program, CalCAP solely contributes funds to a loss reserve account that is held in a demand deposit account at the Bank. Losses are handled in the same manner as described above. The funds are the property of CalCAP and are payable upon termination of the program. When the loss reserve account balance exceeds the total associated loan balance, the excess is to be remitted to CalCAP. The Company has originated $3.5 million of loans under this program during the six months ended June 30, 2022. As of June 30, 2022, the Company had $31.9 million of loans enrolled in this program. The Company had a loss reserve account of $5.9 million as of June 30, 2022.

The following table shows certain credit ratios at and for the periods indicated and each component of the ratio’s calculations:

	Six months ended June 30,
	2022	2021

	(Dollars in thousands)
Allowance for loan losses as a percentage of total loans outstanding at period end	0.89%	1.07%
Allowance for loan losses	$17,800	$17,000
Total loans outstanding	$2,005,004	$1,592,621

Non-accrual loans as a percentage of total loans outstanding at period end	0.52%	0.55%
Total non-accrual loans	$10,405	$8,743
Total loans outstanding	$2,005,004	$1,592,621

Allowance for loan losses as a percentage of non-accrual loans at period end	171.07%	194.44%
Allowance for loan losses	$17,800	$17,000
Total non-accrual loans	$10,405	$8,743

Net charge-offs/(recoveries) during period to average loans outstanding:
Commercial and industrial:	0.82%	—%
Net charge-offs/(recoveries)	$2,517	$(4)
Average loans outstanding	$305,235	$324,204
Construction and land:	—%	—%
Net charge-offs	$—	$—
Average loans outstanding	$19,426	$19,188
Commercial estate:	—%	—%
Net charge-offs/(recoveries)	$1	$(3)
Average loans outstanding	$1,530,947	$1,118,825
Residential:	0.01%	—%
Net charge-offs	$6	$—
Average loans outstanding	$93,075	$147,889
Consumer:	0.29%	—%
Net charge-offs	$6	$—
Average loans outstanding	$2,086	$4,113
Total loans:	0.13%	—%
Net charge-offs/(recoveries)	$2,530	$(7)
Total average loans outstanding	$1,950,769	$1,614,219

As of June 30, 2022, the Company identified $11.5 million in impaired loans, inclusive of $10.7 million of nonperforming loans and $746,000 of performing (accruing) TDR loans. Of these impaired loans, only $1.1 million had a specific allowance of $935,000 as of June 30, 2022. As of December 31, 2021, the Company identified $7.7 million in impaired loans, inclusive of $6.9 million of nonperforming loans and $765,000 of performing (accruing) TDR loans. Of these impaired loans, only $1.1 million had a specific allowance of $931,000 as of December 31, 2021.

Management considers the allowance for loan losses at June 30, 2022 to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. A decline in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

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

Total deposits increased $269.6 million, or 13.6%, to $2.3 billion at June 30, 2022 from $2.0 billion at December 31, 2021. The increase in deposits is primarily attributable to the $376.7 million of deposits acquired from PEB, partially offset by run-off of higher costing money market and time deposits. At June 30, 2022, noninterest bearing demand deposits totaled $789.3 million or 35.0% of total deposits, compared to $710.1 million or 35.8% of total deposits at December 31, 2021.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offer at the dates indicated.

	June 30,	December 31,
	2022	2021	% Change

	(Dollars in thousands)
Noninterest bearing demand deposits	$789,293	$710,137	11.1%
NOW accounts and savings	466,860	484,847	(3.7)
Money market	703,221	568,094	23.8
Time deposits	295,454	222,161	33.0
Total	$2,254,828	$1,985,239	13.6%

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

At June 30, 2022 and December 31, 2021, we had the ability to borrow up to $503.1 million and $483.1 million, respectively, from the FHLB of San Francisco. In addition to the availability of liquidity from the FHLB of San Francisco, the Bank maintained a short-term borrowing line of credit with the FRB of San Francisco, with available credit capacity of $68.8 million and $135.6 million as of June 30, 2022 and December 31, 2021, respectively, based on loans that qualify as collateral for the FRB line of credit. At both June 30, 2022 and December 31, 2021, there were no FHLB advances or FRB borrowings outstanding.

We may also utilize Fed Funds purchased from correspondent banks as a source of short-term funding. At both June 30, 2022 and December 31, 2021, we had a total of $65.0 million in federal funds line available from third-party financial institutions and no balances outstanding at these dates.

At both June 30, 2022 and December 31, 2021, the Company had outstanding junior subordinated debt, net of market-to-market, related to junior subordinated deferrable interest debentures assumed in connection with its previous acquisitions both totaling $8.4 million.

At June 30, 2022, the Company had outstanding subordinated debt, net of costs to issue, totaling $63.6 million compared to $63.5 million at December 31, 2021.

We are required to provide collateral for certain local agency deposits. At both June 30, 2022 and December 31, 2021, the FHLB of San Francisco had issued a letters of credit on behalf of the Bank totaling $42.0 million as collateral for local agency deposits.

Shareholders’ equity.  Shareholders’ equity increased $57.9 million, to $320.6 million at June 30, 2022 from $262.6 million at December 31, 2021. The increase in shareholders’ equity primarily was due to issuance of stock related to our acquisition of PEB and net income, partially offset by the repurchase of $5.7 million of common stock and $1.4 million of cash dividends. In addition, shareholder’s equity was adversely impacted by a $11.4 million decrease in accumulated other comprehensive income during the six months ended June 30, 2022 resulting in a total accumulated other comprehensive loss of $9.2 million, net of tax, due to an increase in the unrealized loss on available for sale securities reflecting the increase in market interest rates during the six months ended June 30, 2022. During the six months ended June 30, 2022, the Company repurchased a total of 262,221 shares of its common stock at a total cost of $5.7 million, or $21.69 per share, leaving 480,311 shares available for future purchases under the current stock repurchase plan. For additional information see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2022 and 2021

Earnings summary.  Net income was $5.2 million for the three months ended June 30, 2022, compared to $5.3 million for the three months ended June 30, 2021, a decrease of $90,000 or 1.7%. The decrease was the result of a $3.1 million increase in provision for loan losses, a $432,000 decrease in noninterest income, and a $1.8 million increase in noninterest expense, partially offset by a $5.4 million increase in net interest income. Diluted earnings per share were $0.38 for the three months ended June 30, 2022, a decrease of $0.11 from diluted earnings per share of $0.49 for the three months ended June 30, 2021.

Net income was $11.7 million for the six months ended June 30, 2022, compared to $9.8 million for the six months ended June 30, 2021, an increase of $1.9 million, or 19.0%, primarily as a result of a $9.7 million increase in net interest income, and a $1.7 million increase in noninterest income, partially offset by a $3.1 million increase in provision for loan losses and a $6.0 million increase in noninterest expense.

Our efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income before provision for loan losses and noninterest income, was 60.38% and 64.56% for the three and six months ended June 30, 2022, compared to 66.27% and 67.79% for the three and six months ended June 30, 2021, respectively. The improvement in the efficiency ratio during the three and six months ended June 30, 2022 compared to the same period in 2021 was due to higher revenues.

Interest income.  Interest income for the three months ended June 30, 2022 was $25.6 million, compared to $20.0 million for the three months ended June 30, 2021, an increase of $5.6 million or 28.1%. The increase in interest income between the periods reflects increases in interest income on loans and, to a lesser extent, investment securities due to increases in the average balances of these portfolios, partially offset by lower recognition of deferred loan fee income from SBA loan forgiveness related to PPP loans.

Interest income on loans, including fees, increased $4.3 million, or 22.9%, to $23.0 million during the three months ended June 30, 2022, compared to $18.7 million for the three months ended June 30, 2021, primarily due to a $402.3 million increase in average loan balance, partially offset by a nine basis point decrease in the average yield. The average yield on loans, including the accretion of the net discount and deferred PPP loan fees recognized for the three months ended June 30, 2022 was 4.62%, compared to 4.71% for the same period in 2021. Interest income on loans for three months ended June 30, 2022 and 2021 included $198,000 and $363,000, respectively, in accretion of the net discount on acquired loans and revenue from purchase credit impaired loans in excess of discounts. The remaining net discount on these acquired loans was $481,000 and $2.3 million at June 30, 2022 and June 30, 2021, respectively. Interest income for the three months ended June 30, 2022 included $351,000 in fees earned related to PPP loans compared to $1.5 million during the three months ended June 30, 2021. As of June 30, 2022, total unrecognized fees on PPP loans were $388,000. Interest income on loans for the three months ended June 30, 2022 and 2021, included $487,000 and $152,000, respectively, in fees related to prepayment penalties.

For the three months ended June 30, 2022, average PPP loans were $91.0 million and the average yield, including fees, was 2.55%. The impact of PPP loans on loan yields will change during any period based on the volume of prepayments or amounts forgiven by the SBA as certain criteria are met, but will cease completely after the maturity of the loans. Approximately two-thirds of the PPP loans are set to mature by the end of 2022, while the remaining loans have a five-year maturity date.

Interest income on investment securities available-for-sale, and interest-bearing deposits in banks increased $1.3 million, or 122.4% to $2.3 million during the three months ended June 30, 2022, compared to $1.1 million for the three months ended June 30, 2021, primarily due a $73.8 million increase in the average balance of investment securities available-for-sale and interest-bearing deposits in banks, as well as a higher average yield earned on investment securities available-for-sale and interest-bearing deposits in banks. The average yield on investment securities available-for-sale increased 19 basis point to 3.21% for the three months ended June 30, 2022 compared to 3.02% for the three months ended June 30, 2021. The average yield on interest-bearing deposits in banks increased 69 basis point to 0.84% for the three months ended June 30, 2022 compared to 0.15% for the three months ended June 30, 2021.

Interest income for the six months ended June 30, 2022 was $50.4 million, compared to $40.3 million for the six months ended June 30, 2021, an increase $10.2 million or 25.2%. The increase in interest income between the periods reflects increases in interest income on loans and, to a lesser extent, investment securities available-for-sale due to increases in the average balance of these portfolios, partially offset by lower recognition of deferred loan fee income from SBA loan forgiveness related to PPP loans.

Interest income on loans, including fees, increased $8.0 million, or 21.1%, primarily as a result of a $339.4 million increase in the average loan balance. The average yield on loans, including the accretion of the net discount and deferred PPP loan fees recognized for both the six months ended June 30, 2022 and 2021 was 4.75%. Interest income on loans for the six ended June 30, 2022 and 2021 included $1.5 million and $1.1 million, respectively, in accretion of the net discount on acquired loans and revenue from purchase credit impaired loans in excess of discounts. Interest income for the six months ended June 30, 2022 included $1.7 million in fees earned related to PPP loans compared to $1.4 million during the same period in 2021. Interest income on loans for the six months ended June 30, 2022 and 2021, included $722,000 and $714,000, respectively, in fees related to prepayment penalties.

Interest income on investment securities available-for-sale and interest-bearing deposits in banks increased $2.0 million, or 105.6% to $3.9 million during the six months ended June 30, 2022, compared to $1.9 million for the six months ended June 30, 2021, primarily due a $69.3 million increase in the average balance of investment securities available-for-sale, as well as a higher average yield earned on investment securities available-for-sale and interest-bearing deposits in banks, partially offset by a $6.7 million decrease in the average balance of interest-bearing deposits in banks. The average yield on investment securities available-for-sale increased 35 basis point to 3.18% for the six months ended June 30, 2022 compared to 2.83% for the six months ended June 30, 2022. The average yield on interest-bearing deposits in banks increased 38 basis point to 0.52% for the six months ended June 30, 2022 compared to 0.14% for the six months ended June 30, 2021.

Interest expense.  Interest expense increased $241,000, or 10.9%, to $2.5 million for the three months ended June 30, 2022 compared to $2.2 million for the three months ended June 30, 2021. The increase was due to the $282.3 million increase in the average balance of deposits primarily related to the PEB Merger. Total average interest bearing liabilities increased $280.6 million, or 21.4%, to $1.6 billion for the three months ended June 30, 2022, compared to $1.3 billion for the three months ended June 30, 2021. The average rate paid on interest bearing liabilities decreased by six basis points to 0.62% for the three months ended June 30, 2022, compared to 0.68% for the same period prior year.

Interest expense on deposits increased $225,000, or 18.3%, to $1.5 million for the three months ended June 30, 2022 compared to $1.2 million for the three months ended June 30, 2021. The increase primarily was due to a $282.3 million increase in the average balance of deposits, with average balances increasing in all interest bearing deposit categories. The average balance of deposits totaled $1.5 billion for the three months ended June 30, 2022, compared to $1.2 billion for the same quarter a year ago, respectively. The average rate paid on interest bearing deposits decreased by two basis point to 0.38% for the three months ended June 30, 2022, from 0.40% for the three months ended June 30, 2021. The overall average cost of deposits for both the three months ended June 30, 2022 and 2021 was 0.25%. The average balance of noninterest bearing deposits increased $42.6 million, or 5.7%, to $788.9 million for the three months ended June 30, 2022 compared to $746.3 million for the same period in 2021.

Interest expense on borrowings remained unchanged at $999,000 for the three months ended June 30, 2022, compared to $983,000 for the three months ended June 30, 2021. The average balance of borrowings outstanding decreased $1.7 million to $72.0 million during the three months ended June 30, 2022, compared to $73.8 million during the three months ended June 30, 2021. The average cost of borrowings increased to 5.56% for the three months ended June 30, 2022, compared to 5.34% for the three months ended June 30, 2021.

Interest expense increased $505,000, or 11.5%, to $4.9 million for the six months ended June 30, 2022 compared to $4.4 million for the six months ended June 30, 2021. The increase primarily was due to the $290.4 million increase in the average balance of interest bearing deposits. Total average interest bearing liabilities increased $287.4 million, or 22.4%, to $1.6 billion for the six months ended June 30, 2022, compared to $1.3 billion for the six months ended June 30, 2021. The average rate paid on interest bearing liabilities decreased by six basis points to 0.63% for the six months ended June 30, 2022, compared to 0.69% for the six months ended June 30, 2021.

Interest expense on deposits increased $489,000, or 20.0%, to $2.9 million for the six months ended June 30, 2022 compared to $2.4 million for the six months ended June 30, 2021. The increase primarily was due to a $290.4 million increase in the average balance of interest bearing deposits, with the average balances increasing in all interest bearing deposit categories, partially offset by a 25 basis point decline in the average rate paid on time deposits to 0.74% during the six months ended June 30, 2022 compared to 0.99% during the six months ended June 30, 2021. The average rate paid on interest bearing deposits was 0.39% for both the six months ended June 30, 2022 and June 30, 2021. The average balance of noninterest bearing deposits increased $59.8 million, or 8.4%, to $773.9 million for the six months ended June 30, 2022 compared to $714.1 million for the same period in 2021.

Interest expense on borrowings was $2.0 million for both the six months ended June 30, 2022 and 2021. The average balance of borrowings outstanding decreased $3.2 million to $72.0 million for the six months ended June 30, 2022, compared to $75.2 million for the six months ended June 30, 2021. The average cost of borrowing increased to 5.55% for the six months ended June 30, 2022, compared to 5.27% for the six months ended June 30, 2021.

Net interest income and net interest margin. Net interest income increased $5.4 million, or 30.3%, to $23.2 million for the three months ended June 30, 2022, compared to $17.8 million for the three months ended June 30, 2021 and increased $9.7 million, or 26.9%, to $45.5 million for the six months ended June 30, 2022, compared to $35.9 million for the six months ended June 30, 2021. The increase in net interest income primarily was due to increases in interest income on loans and, to a lesser extent, investment securities available-for-sale due to increases in the average balances of these portfolios, partially offset by lower recognition of deferred loan fee income from SBA loan forgiveness related to PPP loans.

The average yield on interest earning assets for the three months ended June 30, 2022 was 3.97%, a 28 basis point increase from 3.69% for the three months ended June 30, 2021, primarily due to higher market interest rates, while the average cost of interest bearing liabilities for the three months ended June 30, 2022 decreased to 0.62%, or two basis points, from 0.68% for the three months ended June 30, 2021. The average yield on interest earning assets for the six months ended June 30, 2022 was 4.00%, a 20 basis point increase from 3.80% for the six months ended June 30, 2021, primarily due to higher market interest rates, while the average cost of interest bearing liabilities for the six months ended June 30, 2022 decreased to 0.63%, or three basis points, from 0.66% for the six months ended June 30, 2021.

The annualized net interest margin for the three and six months ended June 30, 2022 was 3.59% and 3.61%, compared to 3.29% and 3.38% for three and six months ended June 30, 2021, respectively. The comparable period over period increases in net interest margin primarily reflect an improved mix of interest-earning assets, including increased balances of higher yielding loans and investment securities available for sale. During these periods, the recognition of deferred loan fees related to PPP loans and accretion on acquired loans, also had a positive impact on the net interest margin. PPP loans are originated at an interest rate of 1%, although the effective yield is higher as a result of the origination fees paid to us by the SBA. The average yield on PPP loans for the three and six months ended June 30, 2022 was 2.55% and 4.35%, including the recognition of deferred fees, resulting in a positive impact to the net interest margin of seven basis points and 10 basis points during the three and six months ended June 30, 2022, respectively, compared to 4.74% with a positive impact of eight basis points and 4.59% with six basis points during the comparable periods in 2021, respectively. The impact of PPP loans on net interest margin will change during any period based on the volume of prepayments or amounts forgiven by the SBA as certain criteria are net, but will cease completely after the maturity of the loans. Accretion of acquisition accounting discounts on loans and the recognition of revenue from acquired loans in excess of discounts increased our net interest margin by six and 16 basis points during the three and six months ended June 30, 2022 and ten and 17 basis points during the three and six months ended June 30, 2021, respectively.

Average Balances, Interest and Average Yields/Cost. The following table presents, for the periods indicated, information about (i) average balances, the total dollar amount of interest income from interest earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest bearing liabilities and the resultant average yields; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin. Nonaccruing loans have been included in the table as loans carrying a zero yield. Yields have been calculated on a pre-tax basis. Loan yields include the effect of amortization or accretion of deferred loan fees/costs and purchase accounting premiums/discounts to interest and fees on loans.

	Three months ended June 30,
	2022			2021
			Annualized			Annualized
	Average		Average	Average		Average
	Balance(1)	Interest	Yield	Balance(1)	Interest	Yield

	(Dollars in thousands)
Interest earning assets
Interest bearing deposits in banks	$383,849	$805	0.84%	$443,306	$163	0.15%
Investments securities available-for-sale	191,707	1532	3.21%	117,926	888	3.02%
FHLB Stock	10,679	158	5.93%	8,165	122	5.98%
FRB Stock	9,153	140	6.15%	8,290	117	5.67%
Total loans	1,995,803	22,984	4.62%	1,593,499	18,703	4.71%
Total interest earning assets	2,591,191	25,619	3.97%	2,171,186	19,993	3.69%
Noninterest earning assets	141,604			138,917
Total average assets	$2,732,795			$2,310,103
Interest bearing liabilities
Savings	$124,850	43	0.14%	$123,570	40	0.13%
NOW accounts	349,467	83	0.10%	313,168	70	0.09%
Money market	739,160	768	0.42%	566,781	544	0.38%
Time deposits	305,478	559	0.73%	233,134	574	0.99%
Total interest bearing deposit accounts	1,518,955	1,453	0.38%	1,236,653	1,228	0.40%
Subordinated debt, net	63,601	895	5.64%	63,431	896	5.66%
Junior subordinated debentures, net	8,431	104	4.97%	8,351	87	4.19%
Other borrowings	—	—	0.00%	1,978	—	0.00%
Total interest bearing liabilities	1,590,987	2,452	0.62%	1,310,413	2,211	0.68%
Noninterest bearing deposits	788,938			725,336
Other noninterest bearing liabilities	27,912			20,915
Noninterest bearing liabilities	816,850			746,251
Total average liabilities	2,407,837			2,056,664
Average equity	324,958			253,439
Total average liabilities and equity	$2,732,795			$2,310,103
Net interest income		$23,167			$17,782

Interest rate spread (2)			3.35%			3.01%
Net interest margin (3)			3.59%			3.29%
Ratio of average interest earning assets to average interest bearing liabilities			162.87%			165.69%

(1)	Average balances are computed using average daily balances.
(2)	Interest rate spread is calculated as the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(3)	Net interest margin is calculated as net interest income divided by total average interest earning assets.

	Six months ended June 30,
	2022			2021
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield	Balance(1)	Interest	Yield

	(Dollars in thousands)
Interest earning assets
Interest bearing deposits in banks	$390,047	$1,015	0.52%	$396,750	$281	0.14%
Investments securities available-for-sale	185,814	2,930	3.18%	116,488	1,638	2.83%
FHLB Stock	10,286	307	6.03%	8,009	221	5.56%
FRB Stock	8,697	261	6.06%	7,619	229	6.05%
Total loans	1,948,007	45,911	4.75%	1,608,609	37,896	4.75%
Total interest earning assets	2,542,851	50,424	4.00%	2,137,475	40,265	3.80%
Noninterest earning assets	143,046			136,637
Total average assets	$2,685,897			$2,274,112
Interest bearing liabilities
Savings	$125,273	86	0.14%	$116,495	81	0.14%
NOW accounts	351,919	166	0.09%	305,772	136	0.09%
Money market	719,636	1,571	0.44%	547,031	1,058	0.39%
Time deposits	298,834	1,100	0.74%	235,992	1,159	0.99%
Total deposit accounts	1,495,662	2,923	0.39%	1,205,290	2,434	0.39%
Subordinated debt, net	63,579	1,791	5.63%	63,410	1,791	5.70%
Junior subordinated debentures, net	8,421	190	4.55%	8,341	174	4.20%
Other borrowings	—	—	0.00%	3,481	—	0.00%
Total interest bearing liabilities	1,567,662	4,904	0.63%	1,280,522	4,399	0.69%
Noninterest bearing deposits	773,852			714,066
Other noninterest bearing liabilities	29,268			25,168
Noninterest bearing liabilities	803,120			739,234
Total average liabilities	2,370,782			2,019,756
Average equity	315,115			254,356
Total average liabilities and equity	$2,685,897			$2,274,112
Net interest income		$45,520			$35,866

Interest rate spread (2)			3.37%			3.11%
Net interest margin (3)			3.61%			3.38%
Ratio of average interest earning assets to average interest bearing liabilities			162.21%			166.92%

(1)	Average balances are computed using average daily balances.
(2)	Interest rate spread is calculated as the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(3)	Net interest margin is calculated as net interest income divided by total average interest earning assets.

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

	Three months ended June 30,			Six months ended June 30,
	2022 compared to 2021			2022 compared to 2021
	Increase/(Decrease)			Increase/(Decrease)
	Attributable to			Attributable to
	Rate	Volume	Total	Rate	Volume	Total

	(Dollars in thousands)			(Dollars in thousands)
Interest earning assets
Interest bearing deposits in banks	$664	$(22)	$642	$739	$(5)	$734
Investments available-for-sale	93	551	644	318	974	1,292
FHLB stock and FRB stock	11	48	59	21	97	118
Total loans	(389)	4,670	4,281	20	7,995	8,015
Total interest income	379	5,247	5,626	1,098	9,061	10,159

Interest bearing liabilities
Savings	3	—	3	(1)	6	5
NOW accounts	5	8	13	9	21	30
Money market accounts	60	164	224	179	334	513
Time deposits	(191)	176	(15)	(367)	308	(59)
Total deposit accounts	(123)	348	225	(180)	669	489
Subordinated debt, net	(1)	—	(1)	—	—	—
Junior subordinated debentures, net	16	1	17	16	—	16
Total interest expense	(108)	349	241	(164)	669	505
Net interest income	$487	$4,898	$5,385	$1,262	$8,392	$9,654

Provision for loan losses. We recorded a $2.6 million provision for loan losses for both the three and six months ended June 30, 2022, compared to a $507,000 reversal of the provision for loan losses for both the three and six months ended June 30, 2021. The provision for loan losses recorded in the three months June 30, 2022 related primarily to $2.5 million in net charge-offs during the current quarter, coupled with new loan production. Based on information received during the current quarter from the lead lender, the Company charged-off $2.4 million related to a $4.9 million participation interest in a shared national credit as discussed above. We had net charge-offs on loans of $2.5 million for both the three and six months ended June 30, 2022, compared to $7,000 of net recoveries for both the three and six months ended June 30, 2021.

Noninterest income.  Noninterest income decreased $432,000, or 17.6%, to $2.0 million for the three months ended June 30, 2022 compared to $2.5 million for the three months ended June 30, 2021. The decrease in noninterest income primarily was due to a $654,000 decrease in gain on sale of loans and a $211,000 decrease in income from our investment in a Small Business Investment Company (“SBIC”) fund. During the three months ended June 30, 2022, the Company sold $4.2 million of SBA loans (guaranteed portion), resulting in a gain on sale of $330,000, compared to the sale of $9.0 million of SBA loans (guaranteed portion) resulting in a gain on sale of $953,000 during the three months ended June 30, 2021. Partially offsetting these decreases in noninterest income was a $171,000 increase in loan servicing and other loan fees, a $148,000 increase in other income and fees, and a $114,000 increase in service charges and other fees.

Noninterest income increased $1.7 million, or 36.9% to $6.4 million for the six months ended June 30, 2022 compared to $4.7 million for the six months ended June 30, 2022. The increase in noninterest income primarily was due to the $1.6 million bargain purchase gain related to the PEB Merger, as well as increases of $216,000 in loan servicing and other loan fees, $140,000 increase in service charges and other fees, and $127,000 in other income and fees. These increases were partially offset by a $93,000 decrease in gain on sale of loans due to an increase in the volume of loans sold and a $277,000 decrease in income from our investment in a SBIC fund. During the six months ended June 30, 2022, the Company sold $15.2 million of SBA loans (guaranteed portion), resulting in a gain on sale of $1.5 million, compared to the sale of $15.8 million of SBA loans (guaranteed portion) resulting in a gain on sale of $1.5 million during the six months ended June 30, 2021.

The following table presents the key components of noninterest income for the periods indicated:

	Three months ended June 30,
	2022	2021	$ Change	% Change

	(Dollars in thousands)
Gain on sale of loans	$299	$953	$(654)	(68.6)%
Service charges and other fees	718	604	114	18.9
Loan servicing and other loan fees	607	436	171	39.2
Income on investment in SBIC fund	21	232	(211)	90.9
Other income and fees	376	228	148	64.9
Total noninterest income	$2,021	$2,453	$(432)	(17.6)%

	Six months ended June 30,
	2022	2021	$ Change	% Change

	(Dollars in thousands)
Gain on sale of loans	$1,436	$1,529	$(93)	(6.1)%
Service charges and other fees	1,348	1,208	140	11.6
Loan servicing and other loan fees	1,181	965	216	22.4
Gain on sale of premises	—	12	(12)	100.0
Income on investment in SBIC fund	218	495	(277)	(56.0)
Gain on sale of OREO	—	36	(36)	(100.0)
Bargain purchase gain	1,665	—	1,665	100.0
Other income and fees	572	445	127	28.5
Total noninterest income	$6,420	$4,690	$1,730	36.9%

Noninterest expense. Noninterest expense increased $1.8 million, or 13.4%, to $15.2 million for the three months ended June 30, 2022 compared to $13.4 million for the three months ended June 30, 2021. The increase primarily was due to $1.2 million increase in salaries and employee benefits as a result of an increase in the number of full-time equivalent employees due to the PEB acquisition, higher data processing fees of $397,000 and higher other expenses of $165,000.

Noninterest expense for the six months ended June 30, 2022 increased $6.0 million, or 22.0%, to $33.5 million from $27.5 million in the same period in 2021. Noninterest expense for the six months ended June 30, 2022 included $3.1 million of nonrecurring acquisition-related expenses related to the PEB Merger recorded in the first quarter of 2022, which were comprised of $555,000 in salary and employee benefits, $1.1 million in data processing expenses, $725,000 in professional and legal fees, $375,000 in occupancy and equipment expense and $347,000 in other expenses.

Excluding acquisition-related expense, noninterest expense for the six months ended June 30, 2022 increased $2.9 million compared to the six months ended June 30, 2021 primarily due to a $2.0 million increase in salary and employee benefits due to increase in the number of full-time equivalent employees and a $306,000 increase in occupancy costs, both primarily due to the PEB Merger, and a $86,000 increase in data processing expense due to higher account activity, and a $505,000 increase in other noninterest expense reflecting increased operations as businesses reopened from COVID-19 related closures.

The following table details the components of noninterest expense for the periods indicated:

	Three months ended June 30,
	2022	2021	$ Change	% Change

	(Dollars in thousands)
Salaries and related benefits	$9,277	$8,109	$1,168	14.4%
Occupancy and equipment	1,920	1,850	70	3.8
Data processing	1,666	1,269	397	31.3
Other	2,347	2,181	166	7.6
Total noninterest expense	$15,210	$13,409	$1,801	13.4%

	Six months ended June 30,
	2022	2021	$ Change	% Change

	(Dollars in thousands)
Salaries and employee benefits	$19,587	$16,994	$2,593	15.3%
Occupancy and equipment	4,346	3,665	681	18.6
Data processing	3,939	2,753	1,186	43.1
Other	5,659	4,082	1,577	38.6
Total noninterest expense	$33,531	$27,494	$6,037	22.0%

Income taxes.  The provision for income taxes increased $112,000, or 5.5%, to $2.1 million for the three months ended June 30, 2022 compared to $2.0 million for the three months ended June 30, 2021. For the six months ended June 30, 2022, income tax expense increased $344,000, or 9.2%, to $4.1 million, compared to $3.7 million for the six months ended June 30, 2021. The Company’s effective tax rate was 29.1% and 25.8% for three and six months ended June 30, 2022 compared to 27.6% and 27.5% for the three and six months ended June 30, 2021. The effective tax rate was higher for the second quarter of 2022 compared to the same quarter a year ago due to higher capitalization of non-deductible merger related costs during the current quarter. The effective tax rate was lower for the six months ended June 30, 2022 compared same quarter a year ago primarily due to the non-taxable bargain purchase gain in the first quarter 2022.

Liquidity and Capital Resources

Planning for our normal business liquidity needs, both expected and unexpected, is done on a daily and short-term basis through the cash management function. On a longer-term basis, it is accomplished through the budget and strategic planning functions, with support from internal asset/liability management software model projections.

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run off that may occur in the normal course of business. We rely on a number of different sources in order to meet our potential liquidity demands. Our primary sources of funds are deposits, escrow and custodial deposits, principal and interest payments on loans and proceeds from sale of loans. During the six months ended June 30, 2022, the Bank sold $15.2 million in loans and loan participation interests and received $300.3 million in principal loan repayments. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition.

Recently, the Bank’s liquidity has been positively impacted by an increase in deposit levels. During the six months ended June 30, 2022, deposits increased by $269.6 million, primarily due to the closing of the PEB Merger. Liquid assets in the form of cash and cash equivalents, interest bearing deposits in banks, and investment securities available for sale totaled $534.7 million at June 30, 2022. Management believes that our security portfolio is of high quality and the securities would therefore be marketable. Securities purchased during the three and six months ended June 30, 2022, totaled $2.0 million and $24.7 million, respectively, and securities repayments, maturities and sales in the period were $3.0 million and $5.5 million, respectively. Certificates of deposit scheduled to mature in one year or less at June 30, 2022, totaled $227.5 million. It is management’s policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that most of our maturing certificates of deposit will remain with us.

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of June 30, 2022, the Bank had an available borrowing capacity of $503.1 million with the FHLB of San Francisco and $68.8 million with the FRB of San Francisco, with no borrowings outstanding at that date. Federal Funds lines with available commitments totaling $65.0 million with four correspondent banks. There were no amounts outstanding under these facilities at June 30, 2022 and December 31, 2021. Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible.

Liquidity management is both a daily and long-term function of the Company’s management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer-term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and U.S. agency securities. We use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. Loan commitments and letters of credit were $105.2 million, including $3.4 million of undisbursed construction and development loan commitments, at June 30, 2022. For information regarding our commitments, see “Note 18 – Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Information” of Part I of this report.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities for the six months ended June 30, 2022 was $10.8 million, compared to $8.5 million provided by operating activities for the six months ended June 30, 2021. During the six months ended June 30, 2022, net cash provided by investing activities was $76.8 million, which consisted primarily of net change in loans receivable, compared to $37.0 million of cash provided by investing activities for the six months ended June 30, 2021. Net cash used in financing activities for the six months ended June 30, 2022 was $112.8 million, which was comprised primarily of net change in deposits, compared to $123.8 million provided by financing activities during the six months ended June 30, 2021. Management believes the capital sources are adequate to meet all reasonably foreseeable short-term and long-term cash requirements and there has not been a material change in our liquidity and capital resources since the information disclosed in our 2021 Annual Form 10-K other than set forth above. We are not aware of any reasonably likely material changes in the mix and relative cost of such resources.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. At June 30, 2022, the Company, on an unconsolidated basis, had liquid assets of $21.3 million. In addition to its operating expenses, the Company is responsible for paying any dividends declared, if any, to its shareholders, funds paid for Company stock repurchases, and payments on trust-preferred securities and subordinated notes held at the Company level. The Company has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends.

In May 2022, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05 per share on the Company’s outstanding common stock, payable on July 15, 2022 to shareholders of record as of the close of business on June 17, 2022. The Company expects to continue to pay quarterly cash dividends on its common stock subject to the Board of Director’s discretion to modify or terminate this practice at any time and for any reason without prior notice. Assuming continued payment of the cash dividend at this rate of $0.05 per share, our average total dividend paid each quarter would be approximately $677,000 based on the number of our current outstanding shares (which assumes no increases or decreases in the number of shares, except in connection with the anticipated vesting of currently outstanding equity awards). The dividends, if any, we may pay may be limited as more fully discussed under “Business – Supervision and Regulation – BayCom Corp – Dividends” and “– Regulatory Capital Requirements” contained in “Part I. Item 1. Business” of the 2021 Annual Report.

From time to time, our Board of Directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans may also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. In December 2021, the Company’s board of directors approved its fifth stock repurchase program pursuant to which the Company may repurchase up to seven percent of the Company’s common stock, or approximately 747,000 shares, of which 480,311 shares remained available for repurchase at June 30, 2022. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares. For additional information on the Company’s stock repurchases, see "Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” contained in Part II of this report.

Regulatory Capital

The Bank, as a state-chartered, federally insured commercial bank, and member of the Board of Governors of the Federal Reserve System is subject to capital requirements established by the Federal Reserve. The Federal Reserve requires the Bank to maintain capital adequacy that generally parallels the FDIC requirements. The capital adequacy requirements are quantitative measures established by regulation that require the Bank to maintain minimum amounts and ratios of capital. The FDIC requires the Bank to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 Leverage Capital to average assets. Consistent with our goal to operate a sound and profitable organization, our policy is for the Bank to maintain “Well Capitalized” status under the Federal Reserve regulations. Based on capital levels at June 30, 2022 and December 31, 2021, the Bank was considered to be Well Capitalized.

The table below shows the capital ratios under the Basel III capital framework as of the dates indicated:

	At June 30, 2022		At December 31, 2021
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Leverage Ratio
BayCom Corp	$283,482	10.88%	$213,787	9.60%
Minimum requirement for "Well Capitalized"	130,315	5.00%	111,349	5.00%
Minimum regulatory requirement	104,252	4.00%	89,079	4.00%

United Business Bank	328,530	12.30%	250,624	10.87%
Minimum requirement for "Well Capitalized"	133,549	5.00%	115,295	5.00%
Minimum regulatory requirement	106,839	4.00%	92,236	4.00%

Common Equity Tier 1 Ratio
BayCom Corp	283,482	13.89%	213,787	12.31%
Minimum requirement for "Well Capitalized"	132,624	6.50%	112,856	6.50%
Minimum regulatory requirement	91,816	4.50%	78,131	4.50%

United Business Bank	328,530	16.29%	250,624	14.60%
Minimum requirement for "Well Capitalized"	131,081	6.50%	111,543	6.50%
Minimum regulatory requirement	90,748	4.50%	77,222	4.50%

Tier 1 Risk-Based Capital Ratio
BayCom Corp	292,967	14.36%	223,272	12.86%
Minimum requirement for "Well Capitalized"	163,229	8.00%	138,900	8.00%
Minimum regulatory requirement	122,422	6.00%	104,175	6.00%

United Business Bank	328,530	16.29%	250,624	14.60%
Minimum requirement for "Well Capitalized"	161,330	8.00%	137,283	8.00%
Minimum regulatory requirement	120,998	6.00%	102,962	6.00%

Total Risk-Based Capital Ratio
BayCom Corp	376,082	18.43%	306,287	17.64%
Minimum requirement for "Well Capitalized"	204,037	10.00%	173,625	10.00%
Minimum regulatory requirement	163,229	8.00%	138,900	8.00%

United Business Bank	346,645	17.19%	268,639	15.65%
Minimum requirement for "Well Capitalized"	201,663	10.00%	171,604	10.00%
Minimum regulatory requirement	161,330	8.00%	137,283	8.00%

In addition to the minimum capital ratios, the Bank has to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 capital greater than 2.5% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. At June 30, 2022, the Bank’s Common Equity Tier 1 capital exceeded the required capital conservation buffer.

For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company’s subsidiary banks to be Well Capitalized under the prompt corrective action regulations. If the Company was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at June 30, 2022, the Company would have exceeded all regulatory capital requirements.

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

Item 4. Controls and Procedures

(a)       Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures as defined in Rule 13a 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of June 30, 2022 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that based on their evaluation at June 30, 2022, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to BayCom Corp’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(b)       Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2022, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

(c)Stock Repurchases. The Company’s Board of Directors approved its fifth stock repurchase program in December 2021 pursuant to which the Company may repurchase from time to time up to seven percent of the Company’s common stock, or approximately 747,000 shares (in addition to the 657 shares that remained available for repurchase under the Company’s prior stock repurchase program at that date) through open market purchases, privately-negotiated transactions, pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The repurchase program terminates on January 29, 2023, unless completed sooner. The timing, volume and price of purchases are made at our discretion, and are contingent upon our overall financial condition, as well as general market conditions. The stock repurchase program does not obligate the Company to acquire any specific number of shares in any period, and may be expanded, extended, modified or discontinued at any time. The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended June 30, 2022:

			Total number of
	Total	Average	shares purchased	Maximum number of
	number of	price	as part of	shares that September yet be
	shares	paid	publicly announced	purchased under the
	purchased	per share	plans or programs	plans or programs
April 1, 2022 - April 30, 2022	63,793	$21.79	63,793	621,562
May 1, 2022 - May 31, 2022	76,251	21.91	76,251	545,311
June 1, 2022 - June 30, 2022	65,000	21.35	65,000	480,311
	205,044	$21.69	205,044

Item 3. Defaults of Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Articles of Incorporation of BayCom Corp(1)
3.2 10.1	Amended and Restated Bylaws of BayCom Corp(2) Form of Restricted Stock Award Agreement under the BayCom Corp Amended and Restated 2017 Omnibus Equity Incentive Plan
31.1 31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets; (2) Condensed Consolidated Statements of Income; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Notes to Condensed Consolidated Financial Statements.

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

BAYCOM CORP
Registrant

Date: August 15, 2022	By:	/s/ George Guarini
George Guarini
Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Keary Colwell
Keary Colwell
Senior Executive Vice President and Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)