Form 10-Q
period 2022-09-30
BayCom Corp
filed 2022-11-10
CIK 1730984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 7, 2022, there were 12,985,190 shares of the registrant’s common stock outstanding.

BAYCOM CORP

QUARTERLY REPORT ON FORM 10-Q

As used throughout this report, the terms “we,” “our,” “us,” “BayCom,” or the “Company” refer to BayCom Corp and its consolidated subsidiary, United Business Bank, which we sometimes refer to as the “Bank,” unless the context otherwise requires.

BAYCOM CORP

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

(unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Cash and due from banks	$32,206	$21,178
Federal funds sold and interest bearing balances in banks	192,475	358,509
Cash and cash equivalents	224,681	379,687
Time deposits in banks	2,490	3,585
Investment securities available-for-sale	167,213	174,435
Federal Home Loan Bank ("FHLB") stock, at par	10,679	8,385
Federal Reserve Bank ("FRB") stock, at par	9,595	7,650
Loans held for sale	3,491	6,470
Loans, net of allowance for loan losses of $18,050 at September 30, 2022 and $17,700 December 31, 2021	1,976,916	1,647,190
Premises and equipment, net	13,697	14,370
Other real estate owned ("OREO")	21	21
Core deposit intangible, net	5,718	6,489
Cash surrender value of bank owned life insurance ("BOLI") policies, net	22,043	21,590
Right-of-use assets ("ROU"), net	15,875	12,127
Goodwill	38,838	38,838
Interest receivable and other assets	43,241	29,860
Total assets	$2,534,498	$2,350,697
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest and interest bearing deposits	$2,115,451	$1,985,239
Junior subordinated deferrable interest debentures, net	8,464	8,403
Subordinated debt, net	63,669	63,542
Salary continuation plan	4,724	4,393
Lease liabilities	16,411	12,657
Interest payable and other liabilities	11,376	13,856
Total liabilities	2,220,095	2,088,090
Commitments and contingencies (Note 18)
Shareholders' equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding at both September 30, 2022 and December 31, 2021	—	—
Common stock, no par value; 100,000,000 shares authorized; 13,075,447 and 10,680,386 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	208,483	157,098
Additional paid in capital	287	287
Accumulated other comprehensive (loss) income, net of tax	(14,338)	2,166
Retained earnings	119,971	103,056
Total shareholders’ equity	314,403	262,607
Total liabilities and shareholders’ equity	$2,534,498	$2,350,697

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for share and per share data)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest income:
Loans, including fees	$24,010	$18,451	$69,921	$56,348
Investment securities	1,555	1,077	4,483	2,714
Fed funds sold and interest bearing balances in banks	1,286	198	2,303	479
FHLB dividends	160	125	467	346
FRB dividends	126	112	387	341
Total interest and dividend income	27,137	19,963	77,561	60,228
Interest expense:
Deposits	1,387	1,240	4,310	3,674
Subordinated debt	896	896	2,687	2,686
Other borrowings	129	85	319	261
Total interest expense	2,412	2,221	7,316	6,621
Net interest income	24,725	17,742	70,245	53,607
Provision for (reversal of) loan losses	1,194	477	3,824	(30)
Net interest income after provision for loan losses	23,531	17,265	66,421	53,637
Noninterest income:
Gain on sale of loans	1,278	2,176	2,714	3,705
Service charges and other fees	817	611	2,165	1,819
Loan servicing and other loan fees	488	458	1,670	1,423
(Loss) income on investment in Small Business Investment Company (“SBIC”) fund	(63)	526	155	1,021
Bargain purchase gain	—	—	1,665	—
Other income and fees	224	236	796	731
Total noninterest income	2,744	4,007	9,165	8,699
Noninterest expense:
Salaries and employee benefits	10,164	8,163	29,751	25,158
Occupancy and equipment	2,043	1,945	6,388	5,610
Data processing	1,562	1,482	5,502	4,235
Other expense	2,327	2,290	7,986	6,371
Total noninterest expense	16,096	13,880	49,627	41,374
Income before provision for income taxes	10,179	7,392	25,959	20,962
Provision for income taxes	2,950	1,980	7,024	5,709
Net income	$7,229	$5,412	$18,935	$15,253
Earnings per common share:
Basic earnings per common share	$0.54	$0.51	$1.44	$1.39
Weighted average shares outstanding	13,307,555	10,692,781	13,179,263	10,949,286

Diluted earnings per common share	$0.54	$0.51	$1.44	$1.39
Weighted average shares outstanding	13,307,555	10,692,781	13,179,263	10,949,286

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$7,229	$5,412	$18,935	$15,253
Other comprehensive income (loss):
Change in unrealized loss on available-for-sale securities	(7,198)	(830)	(23,172)	(282)
Deferred tax benefit	2,071	239	6,668	77
Other comprehensive loss, net of tax	(5,127)	(591)	(16,504)	(205)
Total comprehensive income	$2,102	$4,821	$2,431	$15,048

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except for share and per share data)

(unaudited)

				Accumulated
		Common	Additional	Other		Total
	Number of	Stock	Paid in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Capital	Income/(Loss)	Earnings	Equity
Balance, December 31, 2020	11,295,397	$167,242	$287	$2,697	$82,365	$252,591
Net income					4,532	4,532
Other comprehensive loss, net				(785)		(785)
Restricted stock granted	24,187					—
Stock based compensation		413				413
Repurchase of shares	(132,123)	(2,201)				(2,201)
Balance, March 31, 2021	11,187,461	$165,454	$287	$1,912	$86,897	$254,550
Net income					5,308	5,308
Other comprehensive income, net				1,171		1,171
Stock based compensation		351				351
Repurchase of shares	(488,020)	(8,831)				(8,831)
Balance, June 30, 2021	10,699,441	$156,974	$287	$3,083	$92,205	$252,549
Net income					5,412	5,412
Other comprehensive loss, net				(591)		(591)
Restricted stock granted	12,228					—
Restricted stock forfeited	(2,692)					—
Stock based compensation		326				326
Repurchase of shares	(23,466)	(426)				(426)
Balance, September 30, 2021	10,685,511	$156,874	$287	$2,492	$97,617	$257,270

Balance, December 31, 2021	10,680,386	157,098	287	2,166	103,056	262,607
Net income					6,488	6,488
Other comprehensive loss, net				(6,952)		(6,952)
Restricted stock granted	22,473					—
Restricted stock forfeited	(532)					—
Issuance of common shares to acquire Pacific Enterprise Bancorp	3,032,579	64,140				64,140
Cash dividends of $0.05 per share					(685)	(685)
Stock based compensation		324				324
Repurchase of shares	(57,177)	(1,268)				(1,268)
Balance, March 31, 2022	13,677,729	$220,294	$287	$(4,786)	$108,859	$324,654
Net income					5,218	5,218
Other comprehensive loss, net				(4,425)		(4,425)
Restricted stock forfeited	(1,322)					—
Cash dividends of $0.05 per share					(677)	(677)
Stock based compensation		233				233
Repurchase of shares	(205,044)	(4,448)				(4,448)
Balance, June 30, 2022	13,471,363	$216,079	$287	$(9,211)	$113,400	$320,555
Net income					7,229	7,229
Other comprehensive loss, net				(5,127)		(5,127)
Restricted stock granted	10,618					—
Cash dividends of $0.05 per share					(658)	(658)
Stock based compensation		232				232
Repurchase of shares	(406,534)	(7,828)				(7,828)
Balance, September 30, 2022	13,075,447	$208,483	$287	$(14,338)	$119,971	$314,403

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine months ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net income	$18,935	$15,253
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (reversal of) loan losses	3,824	(30)
Decrease in deferred tax assets	(7)	(671)
Accretion on acquired loans	(417)	(1,067)
Gain on sale of loans	(2,714)	(3,705)
Gain on sale of securities	—	22
Proceeds from sale of loans	41,833	36,025
Loans originated for sale	(35,948)	(43,612)
Loss on sale of premises, net	—	(12)
Gain on sale of OREO	—	(15)
Bargain purchase gain	(1,665)	—
Accretion on junior subordinated debentures	61	61
Increase in cash surrender value of life insurance policies	(453)	(512)
Amortization/accretion of premiums/discounts on investment securities, net	452	442
Depreciation and amortization	1,500	1,535
Core deposit intangible amortization	1,527	1,359
Stock based compensation expense	789	1,090
(Decrease) increase in deferred loan origination fees, net	(1,645)	118
Increase in interest receivable and other assets	(90)	(223)
Increase in salary continuation plan, net	331	277
Decrease in interest payable and other liabilities	(2,557)	(944)
Net cash provided by operating activities	23,756	5,391
Cash flows from investing activities:
Proceeds from maturities of time deposits in banks	1,095	3,635
Purchase of investment securities	(25,679)	(49,749)
Proceeds from the maturities, repayments and calls of investment securities	9,217	20,966
Proceeds from the sales of investment securities	63	1,306
Purchase of Federal Home Loan Bank stock	—	(648)
Purchase of Federal Reserve Bank stock	(1,003)	(35)
Increase in loans, net	81,107	11,990
Proceeds from sale of premises	—	46
Proceeds from sale of OREO	—	423
Purchase of equipment and leasehold improvements, net	(606)	(1,092)
Net cash received for acquisitions	18,423	—
Net cash provided by (used in) investing activities	82,617	(13,158)

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(In thousands)

(unaudited)

	Nine months ended
	September 30,
	2022	2021
Cash flows from financing activities:
(Decrease) increase in noninterest and interest bearing deposits	(19,205)	506,667
Decrease in time deposits, net	(227,268)	(337,313)
Repayment of Federal Home Loan Bank borrowings	—	(5,000)
Repurchase of common stock	(13,544)	(11,458)
Cash dividends declared on common stock	(1,362)	—
Net cash (used in) provided by financing activities	(261,379)	152,896
(Decrease) increase in cash and cash equivalents	(155,006)	145,129
Cash and cash equivalents at beginning of period	379,687	299,329
Cash and cash equivalents at end of period	$224,681	$444,458

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$8,295	$7,704
Income taxes paid, net	5,898	5,218
Non-cash investing and financing activities:
Change in unrealized (loss) gain on available-for-sale securities, net of tax	$(16,504)	$(205)
Recognition of ROU assets	1,425	832
Recognition of lease liability	1,429	833
Cash dividends declared on common stock	(2,020)	—

Acquisition:
Assets acquired, net of cash received	$440,785	$—
Liabilities assumed	380,055	—
Common stock issued	64,140	—

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Tables in thousands, except for share data and per share data)

(unaudited)

NOTE 1 – BASIS OF PRESENTATION

BayCom Corp (the “Company”) is a bank holding company headquartered in Walnut Creek, California. United Business Bank (the “Bank”), the Company’s wholly owned banking subsidiary, is a California state-chartered bank which provides a broad range of financial services primarily to local small and mid-sized businesses, service professionals and individuals. In the 18 years of operation, the Bank has grown to 34 full-service banking branches with 16 locations in California, two in Washington, five in Central New Mexico and 11 in Colorado. The condensed consolidated financial statements include the accounts of the Company and the Bank.

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

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for public companies that qualify as an “emerging growth company”, or EGC. The Company qualifies as an EGC and will remain an EGC until December 31, 2023, the last day of the Company’s fiscal year following the fifth anniversary of the completion of the Company’s initial public offering, or sooner under certain circumstances none of which currently apply. As an EGC, we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our condensed consolidated financial statements may not be comparable to companies that comply with such new or revised accounting standards.

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

NOTE 2 - ACCOUNTING GUIDANCE NOT YET EFFECTIVE AND ADOPTED ACCOUNTING GUIDANCE

Recent Accounting Guidance Not Yet Effective

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” and subsequent amendments to the initial guidance in November 2018, ASU No. 2018-19, April 2019, ASU 2019-04, May 2019, ASU 2019-05, November 2019, ASU 2019-11, February 2020, ASU 2020-02, and March 2020, ASU 2020-03, all of which clarifies codification and corrects unintended application of the guidance. ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired (“PCI”) debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, public business entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU 2018-19 clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments. ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments — Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” affects a variety of topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. The amendments in these ASUs are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted for smaller reporting companies, such as the Company. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). We plan to adopt this new standard on January 1, 2023.

The Company has established a multidisciplinary project team and implementation plan, evaluated various loss methodologies to determine their correlation to our various loan categories historical performance, captured and validated data, and engaged an outside third-party CECL vendor to develop loan loss driver models. Based on these activities, we determined that our primary credit loss methodology will utilize a discounted cash flow approach that considers the probability of default and loss given default. Ongoing CECL implementation activities include, among other things, refining segmentation of the loan portfolio, refining forecast methodologies and sourcing tools to forecast future economic conditions, running multiple loan loss driver analyses that correlate our credit loss experience with one or more economic factors, and evaluating the qualitative factor framework and assumptions. In addition, the Company also continues to focus on researching and resolving interpretive accounting issues in the ASU, contemplating various related accounting policies, developing processes and related controls and considering various reporting disclosures. The magnitude of the change in the Company’s allowance for credit losses at the adoption date will depend upon the nature and characteristics of the portfolio at the adoption date, as well as macroeconomic conditions and forecasts at that time, and other management judgements. We are not yet able to disclose the quantitative effect on our consolidated financial position and results of operations as we are continuing to evaluate the impact of the adoption of this ASU.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of reference Rate Reform on Financial Reporting. This ASU applies to contracts, hedging relationships and other transactions that reference LIBOR or other rate references expected to be discontinued because of reference rate reform. The ASU permits an entity to make necessary modifications to eligible contracts (e.g., loans, debt securities, derivatives, borrowings) or transactions without requiring contract remeasurement or reassessment of a previous accounting determination. In January 2021, ASU 2021-01 updated amendments in the new ASU to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Amendments in this ASU to the expedients and exceptions in Topic 848 capture the incremental consequences of the scope clarification and tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply the amendments in this ASU on a full retrospective basis. The amendments in this ASU have differing effective dates, beginning with an interim period including and subsequent to March 12, 2020 through December 31, 2022. The Company does not expect the adoption of ASU 2020-04 to have a material impact on its consolidated financial statements.

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

NOTE 3 – ACQUISITIONS

Acquisition of Pacific Enterprise Bancorp (“PEB”)

On February 1, 2022, the Company completed the PEB Merger. As of the acquisition date, PEB merged into the Company and Pacific Enterprise Bank, PEB’s wholly owned bank subsidiary, merged into United Business Bank. The acquisition expanded the Company’s market share in California with one branch in Irvine. Pursuant to the merger agreement, at the effective time of the PEB Merger, BayCom paid aggregate consideration to PEB shareholders of approximately $64.1 million consisting of 3,032,579 shares of BayCom common stock and $275,000 in cash. Noninterest income for the nine months ended September 30, 2022 included $1.6 million in bargain purchase gain, and included in noninterest expense was $3.1 million of nonrecurring acquisition-related expenses related to the Company’s acquisition of PEB.

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

Pro Forma Results of Operations

The operating results of the Company for the three and nine months ended September 30, 2022 in the condensed consolidated statements of income include the operating results of PEB, since its acquisition date. The following table represents the net interest income, net income, basic and diluted earnings per share, as if the PEB Merger was effective January 1, 2021. The unaudited pro forma information in the following table is intended for informational purposes only and is not necessarily indicative of future operating results or operating results that would have occurred had the mergers been completed at the beginning of the respective years. No assumptions have been applied to the pro forma results of operation regarding possible revenue enhancements, expense efficiencies or asset dispositions.

Unaudited pro forma net interest income, net income and earnings per share are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net interest income	$24,725	$24,761	$71,097	$73,497
Net income	7,229	7,933	15,575	21,109
Basic earnings per share	$0.54	$0.58	$1.15	$1.51
Diluted earnings per share	0.54	0.58	1.15	1.51

These amounts include the third-party acquisition related-expenses, accretion of the discounts on acquired loans and amortization of the fair value mark adjustments on core deposit intangible.

Acquisition expenses

Acquisition expenses are recognized as incurred and continue until all systems are converted and operational functions become fully integrated. No third-party acquisition expenses were recognized in the consolidated statements of

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

income for the three and nine months ended September 30, 2021. The Company recognized third-party acquisition expenses for the three and nine months ended September 30, 2022, as follows:

	2022
	Three month ended	Nine months ended
	September 30	September 30
Severance expense	$—	$556
Occupancy expense	—	375
Data processing	—	1,073
Professional fees		724
Other expenses	—	347
Total	$—	$3,075

NOTE 4 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale at the dates indicated are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
September 30, 2022
U.S. Government Agencies	$1,506	$—	$—	$1,506
Preferred equity securities	18,374	—	(3,971)	14,403
Municipal securities	21,494	3	(2,194)	19,303
Mortgage-backed securities	35,472	30	(4,256)	31,246
Collateralized mortgage obligations	28,653	—	(2,768)	25,885
SBA securities	4,694	25	(107)	4,612
Corporate bonds	77,150	92	(6,984)	70,258
Total	$187,343	$150	$(20,280)	$167,213

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
December 31, 2021
U.S. Government Agencies	$1,510	$—	$—	$1,510
Preferred equity securities	18,331	446	—	18,777
Municipal securities	23,646	493	(16)	24,123
Mortgage-backed securities	33,973	1,333	(210)	35,096
Collateralized mortgage obligations	27,228	436	(158)	27,506
SBA securities	6,055	53	(20)	6,088
Corporate bonds	60,650	851	(166)	61,335
Total	$171,393	$3,612	$(570)	$174,435

During the three and nine months ended September 30, 2022, the Company sold none and one available-for-sale securities for minimal realized gains, respectively, and the Company sold six securities available-for-sale for net realized gains of $22,000 during the three and nine months ended September 30, 2021.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

The estimated fair value and gross unrealized losses for securities available-for-sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position at the dates indicated are as follows:

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
September 30, 2022
Preferred Equity Securities	18,372	(3,971)	—	—	18,372	(3,971)
Municipal securities	15,518	(1,874)	2,216	(320)	17,734	(2,194)
Mortgage-backed securities	25,682	(2,988)	5,089	(1,268)	30,771	(4,256)
Collateralized mortgage obligations	51,074	(1,673)	7,291	(1,095)	58,365	(2,768)
SBA securities	1,063	(99)	499	(8)	1,562	(107)
Corporate bonds	54,417	(5,742)	11,508	(1,242)	65,925	(6,984)
Total	$166,126	$(16,347)	$26,603	$(3,933)	$192,729	$(20,280)

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
December 31, 2021
Municipal securities	$3,932	$(16)	$—	$—	$3,932	$(16)
Mortgage-backed securities	2,954	(111)	2,133	(99)	5,087	(210)
Collateralized mortgage obligations	9,236	(108)	1,605	(50)	10,841	(158)
SBA securities	134	—	1,058	(20)	1,192	(20)
Corporate bonds	23,084	(166)	—	—	23,084	(166)
Total	$39,340	$(401)	$4,796	$(169)	$44,136	$(570)

At September 30, 2022, the Company held 348 investment securities, of which 38 were in an unrealized loss position for more than twelve months and 256 were in an unrealized loss position for less than twelve months. These temporary unrealized losses relate principally to current interest rates for similar types of securities. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

The amortized cost and estimated fair value of securities available-for-sale at the dates indicated by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2022		December 31, 2021
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
Available-for-sale
Due in one year or less	$1,007	$1,000	$862	$865
Due after one through five years	41,833	37,073	41,850	42,950
Due after five years through ten years	95,356	85,813	79,116	79,993
Due after ten years	49,147	43,327	49,565	50,627
Total	$187,343	$167,213	$171,393	$174,435

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

NOTE 5 – LOANS

The Company’s loan portfolio at the dates indicated is summarized below:

	September 30,	December 31,
	2022	2021
Commercial and industrial (1)	$219,514	$230,177
Construction and land	12,231	13,371
Commercial real estate	1,670,283	1,299,684
Residential	88,902	118,423
Consumer	4,294	5,138
Total loans	1,995,224	1,666,793
Net deferred loan fees	(258)	(1,903)
Allowance for loan losses	(18,050)	(17,700)
Net loans	$1,976,916	$1,647,190

(1)	During the third quarter of 2022, the Bank continued its participation in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), by processing applications for PPP loan forgiveness. Total loans include $35.4 million and $69.6 million of PPP loans as of September 30, 2022 and December 31, 2021, respectively.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

The Company’s total impaired loans, including nonaccrual loans TDR loans, and accreting purchase credit impaired (“PCI”) loans that have experienced post-acquisition declines in cash flows expected to be collected are summarized as follows:

	Commercial	Construction	Commercial
	and industrial	and land	real estate	Residential	Consumer	Total
September 30, 2022
Recorded investment in impaired loans:
With no specific allowance recorded	$1,780	$—	$12,123	$2,001	$—	$15,904
With a specific allowance recorded	840	—	259	125	—	1,224
Total recorded investment in impaired loans	$2,620	$—	$12,382	$2,126	$—	$17,128
Specific allowance on impaired loans	$725	$—	$259	$14	$—	$998

December 31, 2021
Recorded investment in impaired loans:
With no specific allowance recorded	$112	$36	$5,015	$1,441	$—	$6,604
With a specific allowance recorded	681	—	262	146	—	1,089
Total recorded investment in impaired loans	$793	$36	$5,277	$1,587	$—	$7,693
Specific allowance on impaired loans	$681	$—	$224	$25	$—	$930

Three months ended September 30, 2022
Average recorded investment in impaired loans	$2,899	$—	$8,490	$1,998	$—	$13,387
Interest recognized	17	—	17	18	—	52
Nine months ended September 30, 2022
Average recorded investment in impaired loans	$3,068	$406	$6,992	$1,448	$—	$11,914
Interest recognized	18	5	34	27	—	84

Three months ended September 30, 2021
Average recorded investment in impaired loans	$683	$36	$5,338	$2,363	$—	$8,420
Interest recognized	17	—	15	27	—	59
Nine months ended September 30, 2021
Average recorded investment in impaired loans	$796	$36	$5,711	$2,609	$—	$9,152
Interest recognized	53	—	92	43	—	188

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

For the three and nine months ended September 30, 2022, the Company recorded TDR loan charge-offs of $750,000 and $3.2 million, respectively, related to a participation interest in a national shared credit. For additional information see “Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2022 and 2021-Provision for Loan Losses” included in “Item 2. Management’s Discussion and Analysis of Financial Condition” of Part I this report. For the three and nine months ended September 30, 2021, the Company recorded no charge-offs

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

related to TDR loans. During the three and nine months ended September 30, 2022 and 2021, there were no TDR loans for which there was a payment default within the first 12 months of the modification. As of September 30, 2022 and December 31, 2021, TDR loans had a related allowance of $282,000 and $259,000, respectively. As of September 30, 2022 and December 31, 2021, $759,000 and $765,000, respectively, of TDR loans were performing in accordance with their modified terms. All TDR loans are also included in the loans individually evaluated for impairment as part of the calculation of the allowance for loan losses. There were no commitments to lend additional amounts to borrowers with outstanding loans that are classified as TDR loans at September 30, 2022.

A summary of TDR loans by type of concession and type of loan, as of the periods indicated:

	Number of	Rate	Term	Rate & term
	loans	modification	modification	modification	Total
September 30, 2022
Commercial and industrial	3	$—	$1,699	$—	$1,699
Construction and land	—	—	—	—	—
Commercial real estate	6	—	5,345	—	5,345
Residential	2	—	974	—	974
Consumer	—	—	—	—	—
Total	11	$—	$8,018	$—	$8,018

	Number of	Rate	Term	Rate & term
	loans	modification	modification	modification	Total
September 30, 2021
Commercial and industrial	2	$—	$26	$—	$26
Construction and land	—	—	—	—	—
Commercial real estate	4	—	2,267	—	2,267
Residential	1	—	146	—	146
Consumer	—	—	—	—	—
Total	7	$—	$2,439	$—	$2,439

There were three loans and four loans modified as a TDR during the three and nine months ended September 30, 2022, respectively. There were no loans and one loan modified as TDRs during the three and nine months ended September 30, 2021, respectively.

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

The following tables present the internally assigned risk grade by class of loans at the dates indicated:

		Special
	Pass	Mention	Substandard	Doubtful	Total
September 30, 2022
Commercial and industrial	$208,422	$4,846	$6,246	$—	$219,514
Construction and land	12,165	66	—	—	12,231
Commercial real estate	1,602,109	52,693	15,481	—	1,670,283
Residential	86,490	258	2,154	—	88,902
Consumer	4,273	—	21	—	4,294
Total	$1,913,459	$57,863	$23,902	$—	$1,995,224

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

		Special
	Pass	Mention	Substandard	Doubtful	Total
December 31, 2021
Commercial and industrial	$216,611	$9,178	$4,388	$—	$230,177
Construction and land	13,264	71	36	—	13,371
Commercial real estate	1,264,269	28,438	6,977	—	1,299,684
Residential	115,534	1,250	1,639	—	118,423
Consumer	5,116	—	22	—	5,138
Total	$1,614,794	$38,937	$13,062	$—	$1,666,793

The following tables provide an aging of the Company’s loans receivable as of the dates indicated:

								Recorded
			90 Days					investment >
	30–59 Days	60–89 Days	or more	Total			Total loans	90 days and
	past due	past due	past due	past due	Current	PCI loans	receivable	accruing
September 30, 2022
Commercial and industrial	$759	$3,717	$5,862	$10,338	$205,013	$4,163	$219,514	$3,315
Construction and land	391	—	—	391	7,780	4,060	12,231	—
Commercial real estate	293	—	6,071	6,364	1,643,105	20,814	1,670,283	—
Residential	188	—	758	946	86,849	1,107	88,902	—
Consumer	—	—	—	—	4,294	—	4,294	—
Total	$1,631	$3,717	$12,691	$18,039	$1,947,041	$30,144	$1,995,224	$3,315

								Recorded
			90 Days					investment >
	30–59 Days	60–89 Days	or more	Total			Total loans	90 days and
	past due	past due	past due	past due	Current	PCI loans	receivable	accruing
December 31, 2021
Commercial and industrial	$275	$10	$606	$891	$228,980	$306	$230,177	$—
Construction and land	—	338	36	374	12,997	—	13,371	—
Commercial real estate	196	410	2,621	3,227	1,286,311	10,146	1,299,684	—
Residential	1,442	21	1,031	2,494	114,162	1,767	118,423	—
Consumer	3	—	—	3	5,135	—	5,138	—
Total	$1,916	$779	$4,294	$6,989	$1,647,585	$12,219	$1,666,793	$—

The balance of nonaccrual loans guaranteed by a government agency, which reduces the Company’s credit exposure, was $862,000 at September 30, 2022 compared to $822,000 at December 31, 2021. At September 30, 2022, nonaccrual loans included $19,000 of loans 30-89 days past due and $7.0 million of loans less than 30 days past due. At December 31, 2021, nonaccrual loans included $113,000 of loans 30-89 days past due and $2.5 million of loans less than 30 days past due. At September 30, 2022, nonaccrual loans 30-89 days past due of $19,000 was comprised of one loan and the $7.0 million of loans less than 30 days past due was comprised of 20 loans. All of these loans were placed on nonaccrual due to concerns over the financial condition of the borrowers. There were 21 loans totaling $3.3 million in accruing SBA guaranteed PPP loans which matured, are 90 days or more past due, and are in the process of forgiveness at September 30, 2022. There were no other loans that were 90 days or more past due and still accruing at December 31, 2021. Interest foregone on nonaccrual loans was approximately $230,000 and $388,000 for the three and nine months ended September 30, 2022 compared to $61,000 and $157,500 for the three and nine months ended September 30, 2021, respectively.

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

The unpaid principal balance and carrying value of the Company’s PCI loans at the dates indicated are as follows:

	September 30, 2022		December 31, 2021
	Unpaid		Unpaid
	principal	Carrying	principal	Carrying
	balance	value	balance	value
Commercial and industrial	$5,145	$4,163	$546	$306
Construction and land	4,309	4,060	—	—
Commercial real estate	22,472	20,814	11,519	10,146
Residential	1,265	1,107	2,202	1,767
Total	$33,191	$30,144	$14,267	$12,219

The following table reflects the changes in the accretable yield of PCI loans for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Balance at beginning of period	$1,572	$316	$508	$383
Additions	—	—	1,277	—
Removals	(71)	(4)	(133)	(153)
Accretion	(133)	(139)	(284)	(57)
Balance at end of period	$1,368	$173	$1,368	$173

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

NOTE 6 – ALLOWANCE FOR LOAN LOSSES

The following tables summarize the Company’s allowance for loan losses and loan balances individually and collectively evaluated for impairment by type of loan as of or for the three and nine months ended September 30, 2022 and 2021:

	Commercial	Construction	Commercial
	and industrial	and land	real estate	Residential	Consumer	Total
Three months ended September 30, 2022
Allowance for loan losses
Beginning balance	$2,871	$74	$13,830	$1,007	$18	$17,800
Charge-offs	(1,095)	—	—	—	—	(1,095)
Recoveries	151	—	—	—	—	151
Provision for (reversal of) loan losses	1,029	(12)	13	162	2	1,194
Ending balance	$2,956	$62	$13,843	$1,169	$20	$18,050

Nine months ended September 30, 2022
Allowance for loan losses
Beginning balance	$3,261	$175	$12,709	$1,536	$19	$17,700
Charge-offs	(3,620)	—	(1)	(6)	(6)	(3,633)
Recoveries	159	—	—	—	—	159
Provision for (reversal of) loan losses	3,156	(113)	1,135	(361)	7	3,824
Ending balance	$2,956	$62	$13,843	$1,169	$20	$18,050

September 30, 2022
Allowance for loan losses by methodology:
Loans individually evaluated for impairment	$725	$—	$259	$14	$—	$998
Loans collectively evaluated for impairment	2,231	62	13,584	1,155	20	17,052
PCI loans	—	—	—	—	—	—

Loans receivable by methodology:
Individually evaluated for impairment	$2,620	$—	$12,382	$2,126	$—	$17,128
Collectively evaluated for impairment	212,731	8,171	1,637,087	85,669	4,294	1,947,952
PCI loans	4,163	4,060	20,814	1,107	—	30,144
Total loans	$219,514	$12,231	$1,670,283	$88,902	$4,294	$1,995,224

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

As part of the acquisition of PEB, the Company acquired certain small business loans to borrowers qualified under The California Capital Access Program for Small Business, a state guaranteed loan program sponsored by the California Pollution Control Financing Authority (“CalCAP”). PEB ceased originating loans under this loan program in 2017. Under this loan program, the borrower, CalCAP and the Company contributed funds to a loss reserve account that is held in a demand deposit account at the Bank. The borrower contributions to the loss reserve account are attributed to the Company. Losses on qualified loans are charged to this account after approval by CalCAP. Under the program, if a loan defaults, the Company has immediate coverage of 100% of the loss. The Company must return recoveries from the borrower, less expenses, to the loan loss reserve account. The funds in the loss reserve account are the property of CalCAP, however, in the event that the Company leaves the program any excess funds, after all loans have been repaid or unenrolled from the program by the Company and provided there are no pending claims for reimbursement, are distributed to CalCAP and the Company based on their respective contributions to the loss reserve account. Funds contributed by the Company to the loss reserve account are treated as a receivable from CalCAP and evaluated for impairment quarterly. As of September 30, 2022, the Company had $30.0 million of loans enrolled in this loan program. The Company had a loss reserve account of $13.7 million as of September 30, 2022.

In addition, as successor to PEB, the Company was approved by the CalCAP, in partnership with the California Air Resources Board, to originate loans to California truckers in the On-Road Heavy-Duty Vehicle Air Quality Loan Program. Under this loan program, CalCAP solely contributes funds to a loss reserve account that is held in a demand deposit account at the Bank. Losses are handled in the same manner as described above. The funds are the property of CalCAP and are payable upon termination of the program. When the loss reserve account balance exceeds the total associated loan balance, the excess is to be remitted to CalCAP. The Company has originated $4.4 million of loans under this program during the nine months ended September 30, 2022. As of September 30, 2022, the Company had $29.3

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

million of loans enrolled in this program. The Company had a loss reserve account of $6.1 million as of September 30, 2022.

NOTE 7 – PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at the dates indicated:

	September 30,	December 31,
	2022	2021
Premises owned	$11,120	$11,015
Leasehold improvements	2,233	2,608
Furniture, fixtures and equipment	6,730	6,201
Less accumulated depreciation and amortization	(6,386)	(5,454)
Total premises and equipment, net	$13,697	$14,370

Depreciation and amortization included in occupancy and equipment expense totaled $489,000 and $1.5 million for the three and nine months ended September 30, 2022 and $519,000 and $1.5 million for the three and nine months ended September 30, 2021, respectively.

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

The below maturity schedule represents the undiscounted lease payments for the five-year period and thereafter as of September 30, 2022:

For remainder of 2022	$3,895
2023	3,888
2024	3,669
2025	2,803
2026	2,065
Thereafter	4,991
Total undiscounted cash flows	21,311
Less: interest	(4,900)
Present value of lease payments	$16,411

The following table presents the weighted average lease term and discount rate at the date indicated:

	September 30, 2022
Weighted-average remaining lease term	5.5	years
Weighted-average discount rate	3.10%

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

Rental expense included in occupancy and equipment expense totaled $934,000 and $3.2 million for the three and nine months ended September 30, 2022 and $906,000 and $2.6 million for the three and nine months ended September 30, 2021, respectively.

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

Changes in the Company's goodwill at September 30, 2022 and December 31, 2021 are as follows:

	September 30,	December 31,
	2022	2021
Balance at beginning of period	$38,838	$38,838
Acquired goodwill	—	—
Impairment	—	—
Balance at end of period	$38,838	$38,838

Core Deposit Intangible

Changes in the Company’s core deposit intangible at September 30, 2022 and December 31, 2021 were as follows:

	September 30,	December 31,
	2022	2021
Balance at beginning of period	$6,489	$8,302
Additions	756	—
Less amortization	(1,527)	(1,813)
Balance at end of period	$5,718	$6,489

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

Estimated annual amortization expense at September 30, 2022 is as follows:

For remainder of 2022	$517
2023	1,286
2024	1,222
2025	948
2026	455
Thereafter	1,290
Total	$5,718

NOTE 10 – INTEREST RECEIVABLE AND OTHER ASSETS

The Company’s interest receivable and other assets at the dates indicated consisted of the following:

	September 30,	December 31,
	2022	2021
Tax assets, net	$16,548	$10,573
Accrued interest receivable	7,587	5,929
Investment in Small Business Investment Company ("SBIC") fund	4,887	4,731
Investment in Community Reinvestment Act fund	2,000	—
Prepaid assets	1,713	1,598
Servicing assets	2,299	1,947
Investment in Low Income Housing Tax Credit ("LIHTC") partnerships, net	2,778	3,129
Investment in statutory trusts	489	484
Other assets	4,940	1,469
Total	$43,241	$29,860

NOTE 11 – DEPOSITS

The Company’s deposits consisted of the following at the dates indicated:

	September 30,	December 31,
	2022	2021
Demand deposits	$813,510	$710,137
NOW accounts and savings	463,039	484,847
Money market	614,414	568,094
Time deposits	224,488	222,161
Total	$2,115,451	$1,985,239

NOTE 12 – BORROWINGS

Other borrowings – The Bank has an approved secured borrowing facility with the Federal Home Loan Bank of San Francisco (the “FHLB”) for up to 25% of total assets for a term not to exceed five years under a blanket lien of certain types of loans. At both September 30, 2022 and December 31, 2021, the Company had no FHLB advances outstanding.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

The Company has Federal Funds lines with four corresponding banks. Cumulative available commitments totaled $65.0 million at both September 30, 2022 and December 31, 2021. There were no amounts outstanding under these facilities at September 30, 2022 or December 31, 2021.

Junior subordinated deferrable interest debentures – In connection with its previous acquisitions, the Company acquired junior subordinated deferrable interest debentures, totaling $8.5 million net of mark-to-market adjustments September 30, 2022 with a weighted average interest rate of 5.95%, compared to $8.4 million with a weighted average rate of 2.79% at December 31, 2021. The junior subordinated deferrable interest debentures have a stated maturity term of 30 years.

Subordinated debt – On August 6, 2020, the Company issued and sold $65.0 million aggregate principal amount of 5.25% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “Notes”) at a public offering price equal to 100% of the aggregate principal amount of the Notes. The offering of the Notes closed on August 10, 2020. The Notes initially bears a fixed interest rate of 5.25% per year. Commencing on September 15, 2025, the interest rate on the Notes resets quarterly to the three-month Secured Overnight Financing rate plus a spread of 521 basis points (5.21%), payable quarterly in arrears. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year through September 15, 2025 and quarterly thereafter on March 15, June 15, September 15 and December 15 of each year through the maturity date or early redemption date. The Company, at its option, may redeem the Notes, in whole or in part, on any interest payment date on or after September 15, 2025, without a premium. At September 30, 2022 and December 31, 2021, the Company had outstanding Notes, net of cost to issue, totaling $63.7 million and $63.5 million, respectively.

NOTE 13 – INTEREST PAYABLE AND OTHER LIABILITIES

The Company’s interest payable and other liabilities at the dates indicated consisted of the following:

	September 30,	December 31,
	2022	2021
Accrued expenses	$7,124	$7,339
Accounts payable	535	506
Reserve for unfunded commitments	315	315
Accrued interest payable	293	1,180
Other liabilities	3,109	4,516
Total	$11,376	$13,856

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

NOTE 14 – OTHER EXPENSES

The Company’s other expenses for the periods indicated consisted of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Professional fees	$453	$620	$2,335	$1,668
Core deposit premium amortization	516	453	1,527	1,359
Marketing and promotions	235	196	769	413
Stationery and supplies	89	84	266	274
Insurance (including FDIC premiums)	235	206	704	618
Communication and postage	232	190	689	595
Loan default related expense	119	59	257	119
Director fees	83	81	282	241
Bank service charges	21	68	145	191
Courier expense	193	175	558	506
Other	151	158	454	387
Total	$2,327	$2,290	$7,986	$6,371

The Company expenses marketing and promotions costs as they are incurred. Advertising expense included in marketing and promotions totaled $12,000 and $54,000 for the three and nine months ended September 30, 2022 and $13,000 and $55,000 for the three and nine months ended September 30, 2021, respectively.

NOTE 15 – EQUITY INCENTIVE PLANS

Equity Incentive Plans

2017 Omnibus Equity Incentive Plan

The shareholders approved the Omnibus Equity Incentive Plan (“2017 Plan”) in November 2017. The 2017 Plan provides for the awarding by the Company’s Board of Directors of equity incentive awards to employees and non-employee directors. An equity incentive award may be an option, stock appreciation rights, restricted stock units, stock award, other stock-based award or performance award granted under the 2017 Plan. Factors considered by the Board in awarding equity incentives to officers and employees include the performance of the Company, the employee’s or officer’s job performance, the importance of his or her position, and his or her contribution to the organization’s goals for the award period. Generally, awards are restricted and have a vesting period of no longer than ten years. Subject to adjustment as provided in the 2017 Plan, the maximum number of shares of common stock that may be delivered pursuant to awards granted under the 2017 Plan is 450,000. The 2017 Plan provides for an annual restricted stock grant limits to officers, employees and directors. The annual stock grant limit per person for officers and employees is the lessor of 50,000 shares or a value of $2.0 million, and per person for directors, the maximum is 25,000 shares. All unvested restricted shares outstanding vest in the event of a change in control of the Company. Awarded shares of restricted stock vest over (i) a one-year period following the date of grant, in the case of the non-employee directors, and (ii) a three-year or five-year period following the date of grant, with the initial vesting occurring on the one-year anniversary of the date of grant, in the case of the executive officers. As of September 30, 2022, a total of 86,085 shares were available for future issuance under the 2017 Plan.

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

The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date. Total compensation expense for these plans was $232,000 and $797,000 for the three and nine months ended September 30, 2022 and $325,000 and $1.1 million for the three and nine months ended September 30, 2021, respectively.

As of September 30, 2022, there was $1.2 million of total unrecognized compensation cost related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately three years.

The following table provides the restricted stock grant activity for the periods indicated:

	2022		2021
		Weighted-average		Weighted-average
		grant date		grant date
	Shares	fair value	Shares	fair value
Non-vested at January 1,	139,275	$16.29	204,515	$17.71
Granted	22,473	18.79	24,187	15.17
Vested	(15,560)	18.34	(14,164)	18.50
Forfeited	(532)	18.79	—	—
Non-Vested, at March 31,	145,656	16.45	214,538	16.06
Vested	(45,997)	16.29	(63,028)	17.84
Forfeited	(1,322)	18.16	—	—
Non-Vested, at June 30,	98,337	16.50	151,510	15.32
Granted	10,618	20.98	12,228	18.16
Vested	(11,078)	18.14	(21,771)	10.33
Forfeited	—	—	(2,692)	18.45
Non-Vested, at September 30,	97,877	$16.80	139,275	$16.29

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

The following assets are measured at fair value on a recurring basis as of the dates indicated:

	Total	Level 1	Level 2	Level 3
September 30, 2022
U.S. Government Agencies	$1,506	$—	$1,506	$—
Preferred equity securities	14,403	14,403	—	—
Municipal securities	19,303	—	19,303	—
Mortgage-backed securities	31,246	—	31,246	—
Collateralized mortgage obligations	25,885	—	25,885	—
SBA securities	4,612	—	4,612	—
Corporate bonds	70,258	—	70,258	—
Total	$167,213	$14,403	$152,810	$—

	Total	Level 1	Level 2	Level 3
December 31, 2021
U.S. Government Agencies	$1,914	$—	$1,914	$—
Preferred equity securities	18,777	18,777	—	—
Municipal securities	24,123	—	24,123	—
Mortgage-backed securities	34,692	—	34,692	—
Collateralized mortgage obligations	27,506	—	27,506	—
SBA securities	6,088	—	6,088	—
Corporate bonds	61,335	—	61,335	—
Total	$174,435	$18,777	$155,658	$—

The following assets are measured at fair value on a nonrecurring basis as of the dates indicated:

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

	Total	Level 1	Level 2	Level 3
September 30, 2022
Performing impaired loans	$759	$—	$—	$759
Nonperforming impaired loans	16,369	—	—	16,369
OREO	21	—	—	21
Total	$17,149	$—	$—	$17,149

	Total	Level 1	Level 2	Level 3
December 31, 2021
Performing impaired loans	$805	$—	$—	$805
Nonperforming impaired loans	6,888	—	—	6,888
OREO	21	—	—	21
Total	$7,714	$—	$—	$7,714

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

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value disclosure for financial instruments:

	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
September 30, 2022
Financial assets:
Cash and cash equivalents	$224,681	$224,681	$224,681	$—	$—
Time deposits in banks	2,490	2,490	2,490	—	—
Investment securities available-for-sale	167,213	167,213	14,403	152,810	—
Investment in FHLB and FRB Stock	20,274	20,274	20,274	—	—
Loans held for sale	3,491	3,491	—	3,491	—
Loans, net	1,976,916	1,966,985	—	—	1,966,985
Accrued interest receivable	7,587	7,587	—	7,587	—
Financial liabilities:
Deposits	2,115,451	2,117,020	—	2,117,020	—
Junior subordinated deferrable interest debentures, net	8,464	7,775	—	—	7,775
Subordinated debt, net	63,669	63,669	—	63,669	—
Accrued interest payable	293	293	—	293	—
Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	102,713	102,398	—	—	102,398

	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
December 31, 2021
Financial assets:
Cash and cash equivalents	$379,687	$379,687	$379,687	$—	$—
Time deposits in banks	3,585	3,585	3,585	—	—
Investment securities available-for-sale	174,435	174,435	18,777	155,658	—
Investment in FHLB and FRB Stock	16,035	16,035	16,035	—	—
Loans held for sale	6,470	6,470	—	6,470	—
Loans, net	1,647,190	1,659,811	—	—	1,659,811
Accrued interest receivable	5,929	5,929	—	5,929	—
Financial liabilities:
Deposits	1,985,239	1,986,651	—	1,986,651	—
Junior subordinated deferrable interest debentures, net	8,403	8,612	—	—	8,612
Subordinated debt, net	63,542	63,542	—	63,542	—
Accrued interest payable	1,180	1,180	—	1,180	—
Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	104,139	103,824	—	—	103,824

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

The following table presents a summary of commitments described above as of the dates indicated:

	September 30,	December 31,
	2022	2021
Commitments to extend credit	$101,947	$100,686
Standby letters of credit	766	3,453
Total commitments	$102,713	$104,139

Commitments generally have fixed expiration dates or other termination clauses. The actual liquidity needs or the credit risk that the Company will experience will be lower than the contractual amount of commitments to extend credit because a significant portion of these commitments are expected to expire without being drawn upon. The commitments are generally variable rate and include unfunded home equity lines of credit, commercial real estate construction where disbursement is made over the course of construction, commercial revolving lines of credit, and unsecured personal lines of credit. The Company’s outstanding loan commitments are made using the same underwriting standards as comparable outstanding loans. The reserve associated with these commitments included in interest payable and other liabilities on the consolidated balance sheets was $315,000 at both September 30, 2022 and December 31, 2021.

Commercial Real Estate Concentrations

At September 30, 2022 and December 31, 2021, in management’s judgment, a concentration of loans existed in commercial real estate related loans. The Company’s commercial real estate loans are secured by owner-occupied and non-owner occupied commercial real estate and multifamily properties. Although management believes that loans within these concentrations have no more than the normal risk of collectability, a decline in the performance of the economy in general or a decline in real estate value in the Company’s primary market areas in particular, could have an adverse impact on collectability.

Other Assets

The Company has commitments to fund investments in LIHTC partnerships and an SBIC fund. At September 30, 2022, the remaining commitments to the LIHTC partnerships and the SBIC fund were approximately $3.1 million and $122,000, respectively. At December 31, 2021, the remaining commitments to the LIHTC partnerships and the SBIC fund were $2.3 million and $122,000, respectively.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

Deposits

At September 30, 2022, approximately $190.8 million, or 9.17%, of the Company's deposits were derived from its top ten depositors. At December 31, 2021, approximately $198.6 million, or 10.0%, of the Company's deposits were derived from its top ten depositors.

Local Agency Deposits and Other Advances

In the normal course of business, the Company accepts deposits from local agencies. The Company is required to provide collateral for certain local agency deposits in the states of California, Colorado, New Mexico and Washington. At both September 30, 2022 and December 31, 2021, the FHLB issued letters of credit on behalf of the Company totaling $42.0 million as collateral for local agency deposits.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward- looking statements as a result of a wide variety or range of factors including, but not limited to:

●	potential adverse impacts to economic conditions in our local market areas, other markets where the Company has lending relationships, or other aspects of the Company’s business operations or financial markets, including, without limitation, as a result of employment levels, labor shortages and the effects of inflation, a potential recession or slowed economic growth caused by increasing political instability from acts of war including Russia’s invasion of Ukraine, as well as increasing oil prices and supply chain disruptions, and any governmental or societal responses to the novel coronavirus disease 2019 (“COVID-19”) pandemic, including the possibility of new COVID-19 variants;
●	expected revenues, cost savings, synergies and other benefits from our recent acquisition of Pacific Enterprise Bancorp (the “PEB Merger”) might not be realized within the expected time frames or at all and costs or difficulties relating to integration matters, including but not limited to client and employee retention, might be greater than expected;
●	the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses;
●	changes in economic conditions in general and in California, Colorado, New Mexico and Washington specifically, including as a result of employment levels and labor shortages, and the effects of inflation, a potential recession or slowed economic growth caused by increasing oil prices and supply chain disruptions;
●	changes in the levels of general interest rates and the relative differences between short and long-term interest rates, loan and deposit interest rates;
●	the future of the London Interbank Offered Rate (“LIBOR”), and the transition away from LIBOR toward new interest rate benchmarks;
●	our net interest margin and funding sources;
●	fluctuations in the demand for loans and the number of unsold homes, land and other properties;
●	fluctuations in real estate values in our market areas;
●	secondary market conditions for loans and our ability to sell loans in the secondary market;
●	results of examinations of us by regulatory authorities and the possibility that any such regulatory authority may, among other things, limit our business activities, require us to change our business mix, increase our allowance for loan losses, write-down asset values or increase our capital levels, affect our ability to borrow funds or maintain or increase deposits;
●	risks related to our acquisition strategy, including our ability to identify future suitable acquisition candidates, exposure to potential asset and credit quality risks and unknown or contingent liabilities, the need for capital to finance such transactions, our ability to obtain required regulatory approvals and possible failures in realizing the anticipated benefits from acquisitions;
●	challenges arising from attempts to expand into new geographic markets, products, or services;
●	future goodwill impairment due to changes in our business, market conditions, or other factors;
●	legislative or regulatory changes that adversely affect our business, including changes in banking, securities and tax law, in regulatory policies and principles, or the interpretation of regulatory capital or other rules, and other governmental initiatives affecting the financial services industry;

●	our ability to attract and retain deposits;
●	our ability to control operating costs and expenses;
●	the use of estimates in determining fair value of certain of our assets and liabilities, which estimates may prove to be incorrect and result in significant changes in valuation;
●	difficulties in reducing risk associated with the loans and securities on our balance sheet;
●	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges;
●	the effectiveness of our risk management framework;
●	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions, which could expose us to litigation or reputational harm;
●	an inability to keep pace with the rate of technological advances;
●	our ability to retain key members of our senior management team and our ability to attract, motivate and retain qualified personnel;
●	costs and effects of litigation, including settlements and judgments;
●	our ability to implement our business strategies and manage our growth;
●	liquidity issues, including our ability to borrow funds or raise additional capital, if necessary;
●	the loss of our large loan and deposit relationships;
●	increased competitive pressures among financial services companies;
●	changes in consumer spending, borrowing and savings habits;
●	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;
●	our ability to pay dividends on our common stock;
●	the quality and composition of our securities portfolio and the impact of any adverse changes in the securities markets;
●	inability of key third-party providers to perform their obligations to us;
●	statements with respect to our intentions regarding disclosure and other changes resulting from the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”);
●	changes in accounting principles, policies or guidelines and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board;
●	the effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, and other external events on our business;
●	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and
●	other risks described elsewhere in this Form 10-Q and other filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Annual Report”).

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

Our principal objective is to continue to increase shareholder value and generate consistent earnings growth by expanding our commercial banking franchise through both strategic acquisitions and organic growth. Since 2010, we have expanded our geographic footprint through 10 strategic acquisitions. We believe our strategy of selectively acquiring and integrating community banks has provided us with economies of scale and improved our overall franchise efficiency. Looking forward, we expect to continue to pursue strategic acquisitions and believe our targeted market areas present us with many and varied acquisition opportunities. We are also focused on continuing to grow organically and believe the metropolitan and community markets in which we operate currently provide meaningful opportunities to expand our commercial client base and increase both interest-earning assets and market share. We believe our geographic footprint, which now includes the San Francisco Bay area, the metropolitan markets of Los Angeles, California, Seattle, Washington, and Denver, Colorado, and community markets including Albuquerque, New Mexico, and Custer, Delta, and Grand counties, Colorado, provides us with access to low cost, stable core deposits in community markets that we can use to fund commercial loan growth. We strive to provide an enhanced banking experience for our clients by providing them with a comprehensive suite of sophisticated banking products and services tailored to meet their needs, while delivering the high-quality, relationship-based client service of a community bank. At September 30, 2022, the Company had approximately $2.5 billion in total assets, $2.0 billion in total loans, $2.1 billion in total deposits and $314.4 million in shareholders’ equity.

We continue to focus on growing our commercial loan portfolios through acquisitions as well as organic growth. At September 30, 2022, our $2.0 billion total loan portfolio included $299.4 million, or 15.0%, of acquired loans (all of which were recorded to their estimated fair values at the time of acquisition), and the remaining $1.7 billion, or 85.0%, consisted of loans we originated.

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

Changes in market interest rates, the slope of the yield curve, and interest we earn on interest earning assets or pay on interest bearing liabilities, as well as the volume and types of interest earning assets, interest bearing and noninterest bearing liabilities and shareholders’ equity, usually have the largest impact on changes in our net interest spread, net interest margin and net interest income during a reporting period. Since March 2022, in response to inflation, the Federal Open Market Committee (“FOMC”) of the Board of Governors of the Federal Reserve System (“Federal Reserve”) has increased the target range for the federal funds rate by 300 basis points, including 150 basis points during the third quarter of 2022, to a range of 3.00% to 3.25% as of September 30, 2022. In November 2022, the FOMC increased the target range for the federal funds rate another 75 basis points to a range of 3.75% to 4.00%. The increase in the average yield on interest-earning assets during the current year reflects the lagging benefit of variable rate interest-earnings assets beginning to reprice higher. We believe our balance sheet is structured to enhance our net interest margin if the FOMC continues to raise the targeted federal funds rate in an effort to curb inflation, which appears likely based on recent Federal Reserve communications and interest rate forecasts.

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

Goodwill. Goodwill, which has resulted from a number of our acquisitions, is reviewed for impairment annually, or between annual assessments if a triggering event occurs or circumstances change that would more likely than not result in the fair value of a reporting unit being below its carrying amount. We make a qualitative assessment whether it is more likely than not that the fair value of a reporting unit where goodwill is assigned is less than its carrying amount. Such indicators may include, among others: a significant adverse change in legal factors or in the general business climate; significant decline in the Company’s stock price and market capitalization; unanticipated competition; and an adverse action or assessment by a regulator. Any adverse changes in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our financial condition and results of operations. As of September 30, 2022, the Company concluded that the goodwill of the Company’s reporting unit, the Bank, is not more likely than not to be impaired.

BayCom’s Response to COVID-19

The Company maintains its commitment to supporting its community and clients during the COVID-19 pandemic and remains focused on keeping its employees safe and the Bank running effectively to serve its clients. As of September 30, 2022, all Bank branches were open with normal hours. The Bank will continue to monitor branch access and occupancy levels in relation to cases and close contact scenarios and follow governmental restrictions and public health authority guidelines.

Comparison of Financial Condition at September 30, 2022 and December 31, 2021

Total assets.  Total assets increased $183.8 million, or 7.8%, to $2.5 billion at September 30, 2022, from $2.4 billion at December 31, 2021.  The increase primarily was due to loans receivable, net, increasing $329.7 million as a result of the PEB Merger and new loan originations, partially offset by loan repayments and sales during the period. In addition, other assets increased $13.4 million or 44.8% and right-of-use assets (“ROU”) increased $3.7 million or 30.9%, partially offset by cash and cash equivalent decreasing $155.0 million or 40.8% and investment securities available-for-sale decreasing $7.2 million, or 4.1%.

Cash and cash equivalents.  Cash and cash equivalents decreased $155.0 million, or 40.8%, to $224.7 million, at September 30, 2022, from $379.7 million at December 31, 2021. The decrease primarily was due to $166.0 million decrease in federal funds sold and interest bearing balances in banks during nine months ended September 30, 2022, which was used to fund new loan originations and the managed run-off of higher cost time deposits.

Securities.  Investment securities, all of which are classified as available-for-sale, decreased $7.2 million, or 4.1%, to $167.2 million at September 30, 2022 from $174.4 million at December 31, 2021. The decrease primarily was due to fair value adjustments related to unrealized losses on investment securities available-for-sale of $23.2 million and the routine amortization and repayment of investment principal balances and securities called and matured, partially offset by the purchase of $25.7 million of investment securities during the nine months ended September 30, 2022.

Loans receivable, net.  We originate a wide variety of loans with a focus on commercial real estate (“CRE”) loans and commercial and industrial loans. Loans receivable, net of allowance for loan losses, increased $329.7 million, or 20.0%, to $2.0 billion at September 30, 2022 from $1.7 billion at December 31, 2021. The increase was due to $412.9 million of net loans acquired from PEB and $364.0 million of new loan originations, partially offset by $409.2 million of loan repayments, including $130.8 million in Paycheck Protection Program (“PPP”) loan repayments, and $33.4 million in loan sales.

The following table provides information about our loan portfolio by type of loan, with PCI loans presented as a separate balance, at the dates presented.

	September 30,	December 31,	% Change
	2022	2021

	(Dollars in thousands)
Commercial and industrial (1)	$215,351	$229,871	(6.3)%
Real estate:
Residential	87,795	116,656	(24.7)
Multifamily residential	261,339	206,960	26.3
Owner occupied CRE	627,917	393,978	59.4
Non-owner occupied CRE	760,213	688,600	10.4
Construction and land	8,171	13,371	(38.9)
Total real estate	1,745,435	1,419,565	23.0
Consumer	4,294	5,138	(16.4)
PCI loans	30,144	12,219	146.7
Total Loans	1,995,224	1,666,793	19.7
Net deferred loan fees	(258)	(1,903)	(86.5)
Allowance for loan losses	(18,050)	(17,700)	2.0
Loans, net	$1,976,916	$1,647,190	20.0%

(1)	Includes $35.4 million and $69.6 million of PPP loans as of September 30, 2022 and December 31, 2021, respectively.

The following table shows as of September 30, 2022, the geographic distribution of our loan portfolio by type of loan in dollar amounts and percentages:

	San Francisco Bay				Total in State of
	Area (1)		Other California		California		All Other States (2)		Total
		% of		% of		% of		% of		% of
		Total in		Total in		Total in		Total in		Total in
	Amount	Category	Amount	Category	Amount	Category	Amount	Category	Amount	Category

	(Dollars in thousands)
September 30, 2022
Commercial and industrial	$48,726	7.4%	$120,491	13.0%	$169,217	10.7%	$50,297	12.0%	$219,514	11.0%
Real estate:
Residential	17,781	2.7	27,622	3.0	45,403	2.9	43,499	10.4	88,902	4.5
Multifamily residential	60,072	9.2	138,405	15.0	198,477	12.6	65,724	15.7	264,201	13.2
Owner occupied CRE	232,545	35.5	357,061	38.7	589,606	37.4	55,382	13.3	644,988	32.3
Non-owner occupied CRE	294,660	45.0	269,661	29.2	564,321	35.8	196,773	47.1	761,094	38.1
Construction and land	—	0.0	8,723	0.9	8,723	0.6	3,508	0.8	12,231	0.6
Total real estate	605,058		801,472		1,406,530		364,886		1,771,416
Consumer	390	0.1%	1,679	0.2%	2,069	0.1%	2,225	0.4%	4,294	0.1%
Total loans	$654,174		$923,642		$1,577,816		$417,408		$1,995,224

December 31, 2021
Commercial and industrial	$80,457	13.6%	$68,586	11.8%	$149,043	12.7%	$81,134	16.3%	$230,177	13.8%
Real estate:
Residential	23,135	3.9	42,218	7.3	$65,353	5.6	53,070	10.7	118,423	7.1
Multifamily residential	66,425	11.3	80,328	13.8	146,753	12.5	60,207	12.1	206,960	12.4
Owner occupied CRE	185,046	31.4	143,122	24.6	328,168	28.0	65,810	13.3	393,978	23.6
Non-owner occupied CRE	233,587	39.6	243,358	41.9	476,945	40.8	221,801	44.7	698,746	41.9
Construction and land	889	0.2	1,310	0.2	2,199	0.2	11,172	2.2	13,371	0.8
Total real estate	$509,082		$510,336		$1,019,418		$412,060		$1,431,478
Consumer	13	0.0%	1,703	0.3%	1,716	0.1%	3,422	0.7%	5,138	0.3%
Total loans	$589,552		$580,625		$1,170,177		$496,616		$1,666,793

(1)	Includes Alameda, Contra Costa, Solano, Sonoma, Marin, San Francisco, San Joaquin, San Mateo and Santa Clara counties.

(2)	Includes loans located primarily in the states of Colorado, New Mexico and Washington. At September 30, 2022, loans in Colorado, New Mexico and Washington totaled $94.5 million, $53.1 million and $88.4 million, respectively. At December 31, 2021, loans in Colorado, New Mexico and Washington totaled $123.2 million, $69.5 million and $86.6 million, respectively.

Nonperforming assets and nonaccrual loans.  Nonperforming assets consists of nonaccrual loans, accruing loans that are 90 days or more past due and other real estate owned (“OREO”). Nonperforming assets increased $12.8 million, or 185.2%, to $19.7 million at September 30, 2022 from $6.9 million at December 31, 2021, primarily due to a $9.5 million increase in nonaccrual loans and $3.3 million increase in accruing loans 90 days and more past due. The increase in nonperforming loans was primarily due to a $5.1 million multi-family real estate loan which was placed on nonaccrual status during the current quarter, a $1.7 million participation interest in a shared national credit, which was restructured as a TDR and placed on non-accrual during the first quarter of 2022 and $3.3 million in accruing SBA guaranteed PPP loans which were 90 days or more past due and in the process of forgiveness at September 30, 2022. At September 30, 2022, the Bank had participation interests in two other shared national credit loans totaling $3.5 million, both of which were performing in accordance with their payment terms as of that date. Subsequent to quarter-end the $1.7 million participation interest in the shared national credit was repaid with no additional charge-offs required.

The Company had nonperforming loans, consisting of nonaccrual loans and accruing loans that are 90 days or more past due, totaling $19.7 million, or 0.99% of total loans, of which $862,000 were guaranteed by governmental agencies at September 30, 2022, compared to $6.9 million or 0.41% of total loans, of which $822,000 were guaranteed by governmental agencies at December 31, 2021. Included in nonperforming loans at September 30, 2022 and December 31, 2021, were $7.2 million and $1.6 million, respectively, of TDR loans.

At September 30, 2022 and December 31, 2021, nonaccrual loans included $19,000 and $113,000 of loans 30-89 days past due and $7.0 million and $2.5 million of loans less than 30 days past due, respectively. At September 30, 2022, the $7.0 million of loans less than 30 days past due was comprised of 20 loans all of which were placed on nonaccrual due to concerns over the financial condition of the borrowers. There were 21 loans totaling $3.3 million in accruing SBA guaranteed PPP loans which matured, are 90 days or more past due, and are in the process of forgiveness at September 30, 2022. There were no other loans that were 90 days or more past due and still accruing at December 31, 2021.

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

Troubled debt restructured loans.  Troubled debt restructured loans, or TDR loans, which are accounted for under ASC Topic 310-40, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a below market interest rate, a reduction in principal, or a longer term to maturity. TDR loans as of September 30, 2022 totaled $8.0 million, of which $759,000 were accruing and performing according to their restructuring terms. TDR loans as of December 31, 2021 totaled $3.9 million, of which $765,000 were accruing and performing according to their restructuring terms. The accruing TDR loans are not considered nonperforming assets as they continue to accrue interest despite being considered impaired due to the restructured status. The related allowance for loan losses on TDR loans totaled $282,000 and $259,000 at September 30, 2022 and December 31, 2021, respectively.

The following table sets forth the nonperforming loans, nonperforming assets and TDR loans as of the dates indicated:

	September 30,	December 31,
	2022	2021

	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Commercial and industrial	$2,620	$753
Real estate:
Residential	2,126	1,587
Multifamily residential	5,354	200
Owner occupied CRE	5,895	3,990
Non-owner occupied CRE	374	322
Construction and land	—	36
Total real estate	13,749	6,135
Consumer	—	—
Total nonaccrual loans	16,369	6,888
Accruing loans 90 days or more past due	3,315	—
Total nonperforming loans (1)	19,684	6,888
Real estate owned	21	21
Total nonperforming assets (2)	$19,705	$6,909
Troubled debt restructurings – performing	759	805
PCI loans	$30,144	$12,219
Nonperforming assets to total assets (2)	0.78%	0.29%
Nonperforming loans to total loans (2)	0.99%	0.41%

(1)

Includes $7.2 million and $1.6 million of nonaccrual TDR loans at September 30, 2022 and December 31, 2021, respectively. Excludes the performing (accruing) TDR loans which are set forth separately in the table.

(2)  PCI and performing TDR loans are neither included in nonperforming loans above nor are they included in the numerators used to calculate this ratio.

Loans under ASC Topic 310-30 are considered performing and are not included in nonperforming assets in the table above. At September 30, 2022 and December 31, 2021 we had no credit impaired loans under ASC Topic 310-30 that were 90 days past due and still accruing.

Interest foregone on nonaccrual loans was approximately $230,000 and $388,000 for the three and nine months ended September 30, 2022 and $61,000 and $157,500 for the three and nine months ended September 30, 2021, respectively, none of which was included in interest income.

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

At September 30, 2022, the Company’s allowance for loan losses was $18.1 million, or 0.90% of total loans, compared to $17.7 million, or 1.06% of total loans, at December 31, 2021. The decline in the allowance for loan losses as a percentage of total loans outstanding at September 30, 2022, as compared to December 31, 2021, was mostly due to the Company’s acquisition of PEB and related acquisition accounting on those loans, as the acquired loans were recorded at their estimate fair value at acquisition and no allowance for loan losses is recorded for acquired loans. Based on our review of the appropriateness of the allowance for loan losses at September 30, 2022, the Company recorded a provision for loan losses of $3.8 million for the nine months ended September 30, 2022, compared to $30,000 reversal of provision for the nine months ended September 30, 2021. The provision for loan losses for the nine months ended September 30, 2022 primarily was due to $3.5 million in net charge-offs during the nine months ended September 30, 2022, coupled with new loan production and, to a lesser extent, a deterioration in forecasted economic conditions and indicators utilized to estimate loan losses. We recorded net charge-offs of $944,000 and $3.5 million for the three and nine months ended September 30, 2022, respectively, compared to $177,000 and $170,000 net charge-off for the three months and nine months ended September 30, 2021, respectively.

The Company, based on information received from the lead lender during the current quarter with respect to the expected sale price of collateral securing a $4.5 million participation interest in the national shared credit discussed above, charged off $3.2 million which accounted for the bulk of the charge-offs during the nine months ended September 30, 2022. Subsequent to quarter-end the collateral was sold and the Company received final settlement from the lead lender, with no additional charge-offs required by the Company.

The calculation of the allowance for loan losses at September 30, 2022 and December 31, 2021 excludes the balance of PPP loans held in portfolio as of those dates as PPP loans are fully guaranteed by the SBA and management expects that the great majority of PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA within a short time frame, which in turn will reimburse the Bank for the amount forgiven.

In accordance with acquisition accounting, loans acquired from acquisitions were recorded at their estimated fair value, which resulted in a net discount to the loans contractual amounts. Credit discounts are included in the determination of fair value and as a result, no allowance for loan losses is recorded for acquired loans at the acquisition date. However, the allowance for loan loss includes an estimate for credit deterioration of acquired loans that occurs after the date of acquisition, which is included in the loan loss provision in the period that the deterioration occurred. The discount recorded on the acquired loans is not reflected in the allowance for loan losses or related allowance coverage ratios. As of September 30, 2022, acquired loans net of their discount, totaled $229.4 million and the remaining net discount on these acquired loans was $480,000, compared to $51.3 million of acquired loans and $2.1 million of net discounts at December 31, 2021. The net discount includes a credit discount based on estimated losses in the acquired loans partially offset a premium, if any, based market interest rates on the date of acquisition. The decrease in the net discount on acquired loans from December 31, 2021 was due to a net premium on the PEB loans given the higher yielding portfolio compared to current market interest rates.

The following table shows certain credit ratios at and for the periods indicated and each component of the ratio’s calculations:

	Nine months ended September 30,
	2022	2021

	(Dollars in thousands)
Allowance for loan losses as a percentage of total loans outstanding at period end	0.90%	1.05%
Allowance for loan losses	$18,050	$17,300
Total loans outstanding	1,994,966	1,640,836

Non-accrual loans as a percentage of total loans outstanding at period end	0.82%	0.44%
Total non-accrual loans	$16,369	$7,292
Total loans outstanding	1,994,966	1,640,836

Allowance for loan losses as a percentage of non-accrual loans at period end	110.27%	237.25%
Allowance for loan losses	$18,050	$17,300
Total non-accrual loans	16,369	7,292

Net charge-offs/(recoveries) during period to average loans outstanding:
Commercial and industrial:	1.21%	0.05%
Net charge-offs	$3,461	$173
Average loans outstanding	285,935	318,409
Construction and land:	—%	(0.02)%
Net recoveries	$—	$(4)
Average loans outstanding	18,206	18,283
Commercial estate:	—%	—%
Net charge-offs	$1	$1
Average loans outstanding	1,577,751	1,138,864
Residential:	0.01%	—%
Net charge-offs	$6	$—
Average loans outstanding	89,228	141,540
Consumer:	0.29%	—%
Net charge-offs	$6	$—
Average loans outstanding	2,085	3,531
Total loans:	0.18%	0.01%
Total net charge-offs	$3,474	$170
Total average loans outstanding	1,973,205	1,620,627

As of September 30, 2022, the Company identified $20.5 million in impaired loans, inclusive of $19.7 million of nonperforming loans and $759,000 of performing (accruing) TDR loans. Of these impaired loans, only $1.2 million had a specific allowance of $998,000 as of September 30, 2022. As of December 31, 2021, the Company identified $7.7 million in impaired loans, inclusive of $6.9 million of nonperforming loans and $765,000 of performing (accruing) TDR loans. Of these impaired loans, only $1.1 million had a specific allowance of $931,000 as of December 31, 2021.

Management considers the allowance for loan losses at September 30, 2022 to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. A further decline in national and local economic conditions as a result the effects of inflation, a potential recession or slowed economic growth, and any governmental or societal responses to the COVID- 19 pandemic, among other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

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

Total deposits increased $130.2 million, or 6.6%, to $2.1 billion at September 30, 2022 from $2.0 billion at December 31, 2021. The increase in deposits was primarily attributable to the $376.7 million of deposits acquired in the PEB Merger. At September 30, 2022, noninterest bearing demand deposits totaled $813.5 million or 38.5% of total deposits, compared to $710.1 million or 35.8% of total deposits at December 31, 2021.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offer at the dates indicated.

	September 30,	December 31,
	2022	2021	% Change

	(Dollars in thousands)
Noninterest bearing demand deposits	$813,510	$710,137	14.6%
NOW accounts and savings	463,039	484,847	(4.5)
Money market	614,414	568,094	8.2
Time deposits	224,488	222,161	1.0
Total	$2,115,451	$1,985,239	6.6%

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

At September 30, 2022 and December 31, 2021, we had the ability to borrow up to $484.6 million and $483.1 million, respectively, from the FHLB of San Francisco. In addition to the availability of liquidity from the FHLB of San Francisco, the Bank maintained a short-term borrowing line of credit with the FRB of San Francisco, with available credit capacity of $35.4 million and $135.6 million as of September 30, 2022 and December 31, 2021, respectively, based on loans that qualify as collateral for the FRB line of credit. At both September 30, 2022 and December 31, 2021, there were no FHLB advances or FRB borrowings outstanding.

We may also utilize Fed Funds purchased from correspondent banks as a source of short-term funding. At both September 30, 2022 and December 31, 2021, we had a total of $65.0 million in federal funds line available from third-party financial institutions and no balances outstanding at these dates.

At both September 30, 2022 and December 31, 2021, the Company had outstanding junior subordinated debt, net of market-to-market, related to junior subordinated deferrable interest debentures assumed in connection with its previous acquisitions totaling $8.5 million and $8.4 million, respectively.

At September 30, 2022, the Company had outstanding subordinated debt, net of costs to issue, totaling $63.7 million compared to $63.5 million at December 31, 2021.

We are required to provide collateral for certain local agency deposits. At both September 30, 2022 and December 31, 2021, the FHLB of San Francisco had issued a letters of credit on behalf of the Bank totaling $42.0 million as collateral for local agency deposits.

Shareholders’ equity.  Shareholders’ equity increased $51.8 million, to $314.4 million at September 30, 2022 from $262.6 million at December 31, 2021. The increase in shareholders’ equity primarily was due to issuance of stock related to our acquisition of PEB and net income, partially offset by the repurchase of $13.5 million of common stock and $2.0 million of cash dividends. In addition, shareholder’s equity was adversely impacted by increasing unrealized losses on available for sale securities reflecting the increase in market interest rates during the year, resulting in a $16.5 million increase in accumulated other comprehensive loss, net of tax from December 31, 2021. During the nine months ended September 30, 2022, the Company repurchased a total of 668,755 shares of its common stock at a total cost of $13.5 million, or $19.15 per share, leaving 73,777 shares available for future purchases under the current stock repurchase plan. For additional information see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2022 and 2021

Earnings summary.  Net income was $7.2 million for the three months ended September 30, 2022, compared to $5.4 million for the three months ended September 30, 2021, an increase of $1.8 million or 33.6%. The increase was the result of a $7.0 million increase in net interest income, partially offset by a $717,000 increase in provision for loan losses, a $1.3 million decrease in noninterest income, a $2.2 million increase in noninterest expense and a $970,000 increase in provision for income taxes. Diluted earnings per share were $0.54 for the three months ended September 30, 2022, compared to diluted earnings per share of $0.51 for the three months ended September 30, 2021.

Net income was $18.9 million for the nine months ended September 30, 2022, compared to $15.3 million for the nine months ended September 30, 2021, an increase of $3.7 million, or 24.1%, primarily as a result of a $16.6 million increase in net interest income and $466,000 increase in noninterest income, partially offset by a $3.9 million increase in provision for loan losses, a $8.3 million increase in noninterest expense and a $1.3 million increase in provision for income taxes. Diluted earnings per share were $1.44 for the nine months ended September 30, 2022, compared to diluted earnings per share of $1.39 for the nine months ended September 30, 2021.

Our efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income before provision for loan losses and noninterest income, was 58.60% and 62.49% for the three and nine months ended September 30, 2022, compared to 63.82% and 66.40% for the three and nine months ended September 30, 2021. The improvement in the efficiency ratio during the three and nine months ended September 30, 2022 compared to the same period in 2021 was due to higher revenues.

Interest income.  Interest income for the three months ended September 30, 2022 was $27.1 million, compared to $20.0 million for the three months ended September 30, 2021, an increase of $7.2 million or 35.9%. The increase in interest income between the periods reflects increases in interest income on loans and, to a lesser extent, investment securities available-for-sale due to increases in the average balances of and yields earned on these portfolios, partially offset by lower recognition of deferred loan fee income from SBA loan forgiveness related to PPP loans.

Interest income on loans, including fees, increased $5.6 million, or 30.1%, to $24.0 million for the three months ended September 30, 2022, compared to $18.5 million for the three months ended September 30, 2021, primarily due to a $388.8 million increase in average loan balance and a 23 basis point increase in the average yield. The average yield on loans, including the accretion of the net discount and deferred PPP loan fees recognized for the three months ended September 30, 2022 was 4.73%, compared to 4.50% for the same period in 2021. Interest income on loans for three months ended September 30, 2022 and 2021 included $63,000 and $338,000, respectively, in accretion of the net discount on acquired loans and revenue from purchase credit impaired loans in excess of discounts. The remaining net discount on these acquired loans was $480,000 and $2.3 million at September 30, 2022 and September 30, 2021, respectively. Interest income on loans for three months ended September 30, 2022 and 2021 included $161,000 and $1.1 million, respectively, in fees earned related to PPP loans. As of September 30, 2022, total unrecognized fees on PPP loans were $227,000. Interest income on loans for the three months ended September 30, 2022 and 2021, included $195,000 and $57,000, respectively, in fees related to prepayment penalties.

For the three months ended September 30, 2022, average PPP loans were $50.1 million and the average yield, including fees, was 2.28%. The impact of PPP loans on loan yields will change during any period based on the volume of prepayments or amounts forgiven by the SBA as certain criteria are met, but will cease completely after the maturity of the loans. Approximately two-thirds of the PPP loans are set to mature by the end of 2022, while the remaining loans have a five-year maturity date.

Interest income on investment securities available-for-sale increased $478,000, or 44.3%, to $1.6 million during the three months ended September 30, 2022, compared to $1.1 million for the three months ended September 30, 2021, primarily due to higher average yields earned on investment securities available-for-sale and by a $53.0 million increase in the average balance of investment securities available-for-sale. The average yield on investment securities available-for-sale increased 12 basis point to 3.27% for the three months ended September 30, 2022 compared to 3.15% for the three months ended September 30, 2021.

Interest income on federal funds sold and interest-bearing balances in banks increased $1.1 million, or 550.2%, to $1.3 million during the three months ended September 30, 2022, compared to $198,000 for the three months ended September 30, 2021, primarily due to higher average yields earned on federal funds sold and interest-bearing balances in banks, partially offset by a $206.8 million decrease in the average balance of federal funds sold and interest-bearing balances in banks. The average yield on federal funds sold and interest-bearing balances in banks increased 200 basis point to 2.18% for the three months ended September 30, 2022 compared to 0.18% for the three months ended September 30, 2021.

Interest income for the nine months ended September 30, 2022 was $77.6 million, compared to $60.2 million for the nine months ended September 30, 2021, an increase of $17.3 million or 28.8%. The increase in interest income between the periods reflects increases in interest income on loans and, to a lesser extent, investment securities available-for-sale and federal funds sold and interest bearing balances in banks due to increases in the average balance of and yields earned on loans and investment securities available-for-sale, as well as an increase in the yield earned on federal funds sold and interest bearing balances in banks, partially offset by lower recognition of deferred loan fee income from SBA loan forgiveness related to PPP loans.

Interest income on loans, including fees, increased $13.6 million, or 24.1%, as a result of a $356.2 million increase in the average loan balance and a seven basis point increase in the average loan yield. The average yield on loans, including the accretion of the net discount and deferred PPP loan fees recognized for the nine months ended September 30, 2022 was 4.74%, compared to 4.67% for the nine months ended September 30, 2021. Interest income on loans for the nine ended September 30, 2022 and 2021 included $1.5 million and $1.4 million, respectively, in accretion of the net discount on acquired loans and revenue from purchase credit impaired loans in excess of discounts. Interest income for the nine months ended September 30, 2022 included $1.7 million in fees earned related to PPP loans compared to $2.1 million during the same period in 2021. Interest income on loans for the nine months ended September 30, 2022 and 2021, included $916,000 and $771,000, respectively, in fees related to prepayment penalties.

Interest income on investment securities available-for-sale increased $1.8 million, or 65.2%, to $4.5 million during the nine months ended September 30, 2022, compared to $2.7 million for the nine months ended September 30, 2021, primarily due a $66.1 million increase in the average balance of investment securities available-for-sale, as well as a higher average yields earned on investment securities available-for-sale. The average yield on investment securities available-for-sale increased 20 basis point to 3.21% for the nine months ended September 30, 2022 compared to 3.01% for the nine months ended September 30, 2021.

Interest income on federal funds sold and interest-bearing balances in banks increased $1.8 million, or 380.7%, to $2.3 million during the nine months ended September 30, 2022, compared to $479,000 for the nine months ended September 30, 2021, primarily due to higher average yields earned on federal funds sold and interest-bearing balances in banks, partially offset by a $74.2 million decrease in the average balance of federal funds sold and interest-bearing balances in banks. The average yield on interest-bearing deposits in banks increased 75 basis point to 0.91% for the nine months ended September 30, 2022 compared to 0.16% for the nine months ended September 30, 2021.

Interest expense.  Interest expense increased $191,000, or 8.6%, to $2.4 million for the three months ended September 30, 2022 compared to $2.2 million for the three months ended September 30, 2021. The increase was due to the $98.1 million increase in the average balance of deposits primarily related to the PEB Merger. Total average interest bearing liabilities increased $98.4 million, or 7.32%, to $1.4 billion for the three months ended September 30, 2022, compared to $1.3 billion for the three months ended September 30, 2021. The average rate paid on interest bearing liabilities for both three months ended September 30, 2022, and 2021 was 0.66%.

Interest expense on deposits increased $147,000, or 11.9%, to $1.4 million for the three months ended September 30, 2022 compared to $1.2 million for the three months ended September 30, 2021. The increase primarily was due to a $98.1 million increase in the average balance of deposits, with average balances increasing in all interest bearing deposit categories. The average balance of deposits totaled $1.4 billion for the three months ended September 30, 2022, compared to $1.3 billion for the same quarter a year ago, respectively. The average rate paid on interest bearing deposits decreased by one basis point to 0.40% for the three months ended September 30, 2022, compared to 0.39% for the three months ended September 30, 2021. The overall average cost of deposits for both the three months ended September 30, 2022 and 2021 was 0.25%. The average balance of noninterest bearing deposits increased $67.2 million, or 9.2%, to $801.9 million for the three months ended September 30, 2022 compared to $734.6 million for the same period in 2021.

Interest expense on borrowings increased $43,000 or 2.0%, to $1.0 million for the three months ended September 30, 2022, compared to $981,000 for the three months ended September 30, 2021. The average balance of borrowings outstanding increased $252,000 to $72.1 million during the three months ended September 30, 2022, compared to $71.8 million during the three months ended September 30, 2021. The average cost of borrowings increased to 5.64% for the three months ended September 30, 2022, compared to 5.42% for the three months ended September 30, 2021.

Interest expense increased $695,000, or 10.5%, to $7.3 million for the nine months ended September 30, 2022 compared to $6.6 million for the nine months ended September 30, 2021. The increase primarily was due to a $225.6 million increase in the average balance of interest bearing deposits. Total average interest bearing liabilities increased $223.5 million, or 17.2%, to $1.5 billion for the nine months ended September 30, 2022, compared to $1.3 billion for the nine months ended September 30, 2021. The average rate paid on interest bearing liabilities decreased by four basis points to 0.64% for the nine months ended September 30, 2022, compared to 0.68% for the nine months ended September 30, 2021.

Interest expense on deposits increased $636,000, or 17.3%, to $4.3 million for the nine months ended September 30, 2022 compared to $3.7 million for the nine months ended September 30, 2021. The increase primarily was due to a $132.3 million increase in the average balance of and a six basis point increase in the cost of money market accounts. The average balance of interest bearing deposits increased $225.6 million, with the average balance increasing in all interest bearing deposit categories. The average rate paid on interest bearing deposits remained unchanged at 0.40% for both the nine months ended September 30, 2022 and September 30, 2021, primarily reflecting a 21 basis point decline in the average rate paid on time deposits to 0.75% during the nine months ended September 30, 2022 compared to 0.96% during the nine months ended September 30, 2021 offset by the increase in the rate paid on money market accounts. The average balance of noninterest bearing deposits increased $62.3 million, or 8.6%, to $783.3 million for the nine months ended September 30, 2022 compared to $721.0 million for the same period in 2021.

Interest expense on borrowings was $3.0 million for both the nine months ended September 30, 2022 and 2021. The average balance of borrowings outstanding decreased $2.1 million to $72.0 million for the nine months ended September 30, 2022, compared to $74.1 million for the nine months ended September 30, 2021. The average cost of borrowings increased to 5.58% for the nine months ended September 30, 2022, compared to 5.32% for the nine months ended September 30, 2021.

Net interest income and net interest margin. Net interest income increased $7.0 million, or 39.4%, to $24.7 million for the three months ended September 30, 2022, compared to $17.7 million for the three months ended September 30, 2021 and increased $16.6 million, or 31.0%, to $70.2 million for the nine months ended September 30, 2022, compared to $53.6 million for the nine months ended September 30, 2021. The increase in net interest income primarily was due to increases in interest income on loans and, to a lesser extent, investment securities available-for-sale due to increases in the average balances of these portfolios, partially offset by lower recognition of deferred loan fee income from SBA loan forgiveness related to PPP loans.

The average yield on interest earning assets for the three months ended September 30, 2022 was 4.38%, an 81 basis point increase from 3.57% for the three months ended September 30, 2021, primarily due to higher market interest rates, while the average cost of interest bearing liabilities was 0.66% for both the three months ended September 30, 2022 and 2021. The average yield on interest earning assets for the nine months ended September 30, 2022 was 4.12%, a 40 basis point increase from 3.72% for the nine months ended September 30, 2021, primarily due to higher market interest rates, while the average cost of interest bearing liabilities for the nine months ended September 30, 2022 decreased to 0.64%, or three four points, from 0.68% for the nine months ended September 30, 2021.

The annualized net interest margin for the three and nine months ended September 30, 2022 was 3.99% and 3.73%, compared to 3.17% and 3.31% for three and nine months ended September 30, 2021, respectively. The comparable period over period increases in net interest margin primarily reflect an improved mix of interest-earning assets, including increased balances of higher yielding loans and investment securities available for sale. During these periods, the recognition of deferred loan fees related to PPP loans and accretion on acquired loans, also had a positive impact on the net interest margin. PPP loans are originated at an interest rate of 1%, although the effective yield is higher as a result of the origination fees paid to us by the SBA. The average yield on PPP loans for the three and nine months ended September 30, 2022 was 2.28% and 3.93%, including the recognition of deferred fees, resulting in a positive impact to the net interest margin of three basis points and 10 basis points during the three and nine months ended September 30, 2022, respectively, compared to 4.52% with a positive impact of 20 basis points and 4.90% with 21 basis points during the comparable periods in 2021, respectively. The impact of PPP loans on net interest margin will change during any period based on the volume of prepayments or amounts forgiven by the SBA as certain criteria are net, but will cease completely after the maturity of the loans. Accretion of acquisition accounting discounts on loans and the recognition of revenue from acquired loans in excess of discounts increased our net interest margin by one and eight basis points during the three and nine months ended September 30, 2022 and 12 and 19 basis points during the three and nine months ended September 30, 2021, respectively.

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

	Three months ended September 30,
	2022			2021
			Annualized			Annualized
	Average		Average	Average		Average
	Balance(1)	Interest	Yield/Cost	Balance(1)	Interest	Yield/Cost

	(Dollars in thousands)
Interest earning assets
Federal funds sold and interest bearing balances in banks	$234,627	$1,287	2.18%	$441,440	$198	0.18%
Investments securities available-for-sale	188,739	1,555	3.27%	135,721	1,077	3.15%
FHLB Stock	10,679	160	5.93%	8,385	125	5.93%
FRB Stock	9,592	125	5.19%	7,634	112	5.84%
Total loans	2,015,790	24,010	4.73%	1,626,946	18,451	4.50%
Total interest earning assets	2,459,427	27,137	4.38%	2,220,126	19,963	3.57%
Noninterest earning assets	135,399			142,666
Total average assets	$2,594,826			$2,362,792
Interest bearing liabilities
Savings	$126,923	44	0.14%	$121,928	41	0.13%
NOW accounts	335,037	80	0.10%	329,518	75	0.09%
Money market	645,340	750	0.46%	592,229	601	0.40%
Time deposits	262,234	513	0.78%	227,731	523	0.91%
Total interest bearing deposit accounts	1,369,534	1,387	0.40%	1,271,406	1,240	0.39%
Subordinated debt, net	63,644	896	5.58%	63,473	895	5.59%
Junior subordinated debentures, net	8,452	129	6.08%	8,371	86	4.06%
Total interest bearing liabilities	1,441,630	2,412	0.66%	1,343,250	2,221	0.66%
Noninterest bearing deposits	801,871			734,641
Other noninterest bearing liabilities	28,941			28,499
Noninterest bearing liabilities	830,812			763,140
Total average liabilities	2,272,442			2,106,390
Average equity	322,384			256,402
Total average liabilities and equity	$2,594,826			$2,362,792
Net interest income		$24,725			$17,742

Interest rate spread (2)			3.72%			2.91%
Net interest margin (3)			3.99%			3.17%
Ratio of average interest earning assets to average interest bearing liabilities			170.60%			165.28%

(1)	Average balances are computed using average daily balances.
(2)	Interest rate spread is calculated as the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(3)	Net interest margin is calculated as net interest income divided by total average interest earning assets.

	Nine months ended September 30,
	2022			2021
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Cost	Balance(1)	Interest	Yield/Cost

	(Dollars in thousands)
Interest earning assets
Federal funds sold and interest bearing balances in banks	$337,565	$2,303	0.91%	$411,811	$479	0.16%
Investments securities available-for-sale	186,799	4,483	3.21%	120,734	2,714	3.01%
FHLB Stock	10,418	467	5.99%	8,136	346	5.69%
FRB Stock	8,998	387	5.75%	7,624	341	5.98%
Total loans	1,970,850	69,921	4.74%	1,614,608	56,348	4.67%
Total interest earning assets	2,514,630	77,561	4.12%	2,162,913	60,228	3.72%
Noninterest earning assets	140,575			141,084
Total average assets	$2,655,205			$2,303,997
Interest bearing liabilities
Savings	$125,829	130	0.14%	$118,326	123	0.14%
NOW accounts	346,230	246	0.09%	313,775	211	0.09%
Money market	694,599	2,321	0.45%	562,263	1,660	0.39%
Time deposits	286,500	1,613	0.75%	233,208	1,680	0.96%
Total deposit accounts	1,453,158	4,310	0.40%	1,227,572	3,674	0.40%
Subordinated debt, net	63,601	2,687	5.65%	63,431	2,686	5.66%
Junior subordinated debentures, net	8,431	319	5.06%	8,351	261	4.17%
Other borrowings	—	—	—%	2,308	—	—%
Total interest bearing liabilities	1,525,190	7,316	0.64%	1,301,662	6,621	0.68%
Noninterest bearing deposits	783,293			720,999
Other noninterest bearing liabilities	29,158			26,290
Noninterest bearing liabilities	812,451			747,289
Total average liabilities	2,337,641			2,048,951
Average equity	317,564			255,046
Total average liabilities and equity	$2,655,205			$2,303,997
Net interest income		$70,245			$53,607

Interest rate spread (2)			3.48%			3.04%
Net interest margin (3)			3.73%			3.31%
Ratio of average interest earning assets to average interest bearing liabilities			164.87%			166.17%

(1)	Average balances are computed using average daily balances.
(2)	Interest rate spread is calculated as the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(3)	Net interest margin is calculated as net interest income divided by total average interest earning assets.

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

	Three months ended September 30,			Nine months ended September 30,
	2022 compared to 2021			2022 compared to 2021
	Increase/(Decrease)			Increase/(Decrease)
	Attributable to			Attributable to
	Rate	Volume	Total	Rate	Volume	Total

	(Dollars in thousands)			(Dollars in thousands)
Interest earning assets
Federal funds sold and interest bearing balances in banks	$1,181	$(92)	$1,089	$1,937	$(113)	$1,824
Investments available-for-sale	62	416	478	744	1,025	1,769
FHLB stock and FRB stock	(14)	62	48	21	146	167
Total loans	1,198	4,361	5,559	1,618	11,955	13,573
Total interest income	2,427	4,747	7,174	4,320	13,013	17,333

Interest bearing liabilities
Savings	1	2	3	3	4	7
NOW accounts	4	1	5	24	11	35
Money market accounts	96	53	149	373	288	661
Time deposits	(88)	78	(10)	(502)	435	(67)
Total deposit accounts	13	134	147	(102)	738	636
Subordinated debt, net	1	—	1	1	—	1
Junior subordinated debentures, net	42	1	43	58	—	58
Total interest expense	56	135	191	(43)	738	695
Net interest income	$2,371	$4,612	$6,983	$4,363	$12,275	$16,638

Provision for loan losses. We recorded a $1.2 million and $3.8 million provision for loan losses for the three and nine months ended September 30, 2022, respectively, compared to a $477,000 provision for loan losses and $30,000 reversal of the provision for loan losses for the three and nine months ended September 30, 2021, respectively. We had net charge-offs on loans of $944,000 and $3.5 million for the three and nine months ended September 30, 2022, compared to $177,000 and $170,000 net charge-offs on loans for the three and nine months ended September 30, 2021, respectively. The provision for loan losses in the third quarter of 2022 was primarily due to $944,000 in net charge-offs during the current quarter, coupled with new loan production and, to a lesser extent, a deterioration in forecasted economic conditions and indicators utilized to estimate loan losses. The Company, based on information received from the lead lender during the current quarter with respect to the expected sale price of collateral securing a $4.5 million participation interest in a national shared credit, charged off $750,000, which was in addition to the $2.4 million charged off on this same national shared credit in the prior quarter. Subsequent to quarter-end the collateral was sold and the Company received final settlement from the lead lender, with no additional charge-offs required.

Noninterest income.  Noninterest income decreased $1.3 million, or 31.5%, to $2.7 million for the three months ended September 30, 2022 compared to $4.0 million for the three months ended September 30, 2021. The decrease in noninterest income primarily was due to a $898,000 decrease in gain on sale of loans due to a decrease in the volume and premiums on SBA loans (guaranteed portion) sold and a $589,000 decrease in income from our investment in a Small Business Investment Company (“SBIC”) fund. During the three months ended September 30, 2022, the Company sold $18.3 million of SBA loans (guaranteed portion), resulting in a gain on sale of $1.3 million, compared to the sale of $20.3 million of SBA loans (guaranteed portion) resulting in a gain on sale of $2.2 million during the three months ended September 30, 2021. Partially offsetting these decreases in noninterest income was a $206,000 increase in service charges and other loan fees.

Noninterest income increased $466,000, or 5.4%, to $9.2 million for the nine months ended September 30, 2022 compared to $8.7 million for the nine months ended September 30, 2021. The increase in noninterest income primarily was due to the $1.6 million bargain purchase gain related to the PEB Merger, as well as increases of $346,000 in service charges and other fees, $247,000 in loan servicing and other loan fees and $65,000 in other income and fees. These increases were partially offset by a $991,000 decrease in gain on sale of loans due to a decrease in the volume of loans sold and decrease in premiums realized and a $866,000 decrease in income from our investment in a SBIC fund. During the nine months ended September 30, 2022, the Company sold $33.4 million of SBA loans (guaranteed portion), resulting in a gain on sale of $2.7 million, compared to the sale of $36.0 million of SBA loans (guaranteed portion) resulting in a gain on sale of $3.8 million during the nine months ended September 30, 2021.

The following table presents the key components of noninterest income for the periods indicated:

	Three months ended September 30,
	2022	2021	$ Change	% Change

	(Dollars in thousands)
Gain on sale of loans	$1,278	$2,176	$(898)	(41.3)%
Service charges and other fees	817	611	206	33.7%
Loan servicing and other loan fees	488	458	30	6.6%
(Loss) income on investment in SBIC fund	(63)	526	(589)	112.0%
Other income and fees	224	236	(12)	(5.1)%
Total noninterest income	$2,744	$4,007	$(1,263)	(31.5)%

	Nine months ended September 30,
	2022	2021	$ Change	% Change

	(Dollars in thousands)
Gain on sale of loans	$2,714	$3,705	$(991)	(26.7)%
Service charges and other fees	2,165	1,819	346	19.0%
Loan servicing and other loan fees	1,670	1,423	247	17.4%
Income on investment in SBIC fund	155	1,021	(866)	(84.8)%
Bargain purchase gain	1,665	—	1,665	100.0%
Other income and fees	796	731	65	8.9%
Total noninterest income	$9,165	$8,699	$466	5.4%

Noninterest expense. Noninterest expense increased $2.2 million, or 16.0%, to $16.1 million for the three months ended September 30, 2022 compared to $13.9 million for the three months ended September 30, 2021. The increase primarily was due to a $2.0 million increase in salaries and employee benefits as a result of an increase in the number of full-time equivalent employees, primarily reflecting the recent acquisition of PEB in February, 2022, and to a lesser extent, increases in occupancy and equipment expense of $98,000 as a result of revaluing the right-of-use asset for the renewal of two lease agreements and increased utilities and lease related expenses, increases in data processing fees of $80,000 and other noninterest expenses of $37,000.

Noninterest expense for the nine months ended September 30, 2022 increased $8.3 million, or 19.9%, to $49.6 million from $41.4 million in the same period in 2021. Noninterest expense for the nine months ended September 30, 2022 included $3.1 million of nonrecurring acquisition-related expenses associated with the PEB Merger recorded in the first quarter of 2022, which were comprised of $556,000 in salary and employee benefits, $1.1 million in data processing expenses, $724,000 in professional and legal fees, $375,000 in occupancy and equipment expense and $347,000 other expenses.

Excluding acquisition-related expense, noninterest expense for the nine months ended September 30, 2022 increased $5.2 million compared to the nine months ended September 30, 2021 primarily as a result of a $4.0 million increase in salary and employee benefits due to increase in the number of full-time equivalent employees due to the PEB Merger and open positions that were filled this quarter, as well as increases in salaries and wages due to upward market pressure on wages. In addition, occupancy costs increased $403,000 primarily due to the PEB Merger, revaluing the right-of-use asset for the renewal of two lease agreements and increased utilities and lease related expenses. Data processing expenses increased $194,000 due to higher transaction activity, and other noninterest expense increased $544,000 reflecting increased operating expenses as businesses reopened from COVID-19 related closures.

The following table details the components of noninterest expense for the periods indicated:

	Three months ended September 30,
	2022	2021	$ Change	% Change

	(Dollars in thousands)
Salaries and related benefits	$10,164	$8,163	$2,001	24.5%
Occupancy and equipment	2,043	1,945	98	5.0%
Data processing	1,562	1,482	80	5.4%
Other	2,327	2,290	37	1.6%
Total noninterest expense	$16,096	$13,880	$2,216	16.0%

	Nine months ended September 30,
	2022	2021	$ Change	% Change

	(Dollars in thousands)
Salaries and employee benefits	$29,751	$25,158	$4,593	18.3%
Occupancy and equipment	6,388	5,610	778	13.9%
Data processing	5,502	4,235	1,267	29.9%
Other	7,986	6,371	1,615	25.3%
Total noninterest expense	$49,627	$41,374	$8,253	19.9%

Income taxes.  The provision for income taxes increased $970,000, or 49.0%, to $3.0 million for the three months ended September 30, 2022 compared to $2.0 million for the three months ended September 30, 2021. For the nine months ended September 30, 2022, income tax expense increased $1.3 million, or 23.0%, to $7.0 million, compared to $5.7 million for the nine months ended September 30, 2021. The Company’s effective tax rate was 29.0% and 27.1% for three and nine months ended September 30, 2022 compared to 26.8% and 27.2% for the three and nine months ended September 30, 2021, respectively. The effective tax rate was higher for the third quarter of 2022 compared to the same quarter a year ago due to accrual for non-deductible compensation expenses that were not present in 2021. The effective tax rate was lower for the nine months ended September 30, 2022 compared to the same period a year ago primarily due to the non-taxable bargain purchase gain in the first quarter 2022.

Liquidity and Capital Resources

Planning for our normal business liquidity needs, both expected and unexpected, is done on a daily and short-term basis through the cash management function. On a longer-term basis, it is accomplished through the budget and strategic planning functions, with support from internal asset/liability management software model projections.

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run off that may occur in the normal course of business. We rely on a number of different sources in order to meet our potential liquidity demands. Our primary sources of funds are deposits, escrow and custodial deposits, principal and interest payments on loans and proceeds from sale of loans. During the nine months ended September 30, 2022, the Bank sold $33.4 million in loans and loan participation interests and received $409.2 million in principal loan repayments. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition.

Recently, the Bank’s liquidity has been positively impacted by an increase in deposit levels. During the nine months ended September 30, 2022, deposits increased by $130.2 million, primarily due to the closing of the PEB Merger. Liquid assets in the form of cash and cash equivalents, time deposits in banks, and investment securities available for sale totaled $394.4 million at September 30, 2022. Management believes that our security portfolio is of high quality and the securities would therefore be marketable. Securities purchased during the three and nine months ended September 30, 2022, totaled $1.0 million and $25.7 million, respectively, and securities repayments, maturities and sales in the period were $3.7 million and $9.2 million, respectively. Certificates of deposit scheduled to mature in one year or less at September 30, 2022, totaled $158.9 million. It is management’s policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that most of our maturing certificates of deposit will remain with us.

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of September 30, 2022, the Bank had an available borrowing capacity of $484.6 million with the FHLB of San Francisco and $35.4 million with the FRB of San Francisco, with no borrowings outstanding at that date. Federal Funds lines with available commitments totaling $65.0 million with four correspondent banks. There were no amounts outstanding under these facilities at September 30, 2022 and December 31, 2021. Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible.

Liquidity management is both a daily and long-term function of the Company’s management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer-term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and U.S. agency securities. We use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. Loan commitments and letters of credit were $102.7 million, including $7.9 million of undisbursed construction and development loan commitments, at September 30, 2022. For information regarding our commitments, see “Note 18 – Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Information” of Part I of this report.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities for the nine months ended September 30, 2022 was $23.8 million, compared to $5.4 million provided by operating activities for the nine months ended September 30, 2021. During the nine months ended September 30, 2022, net cash provided by investing activities was $82.6 million, which consisted primarily of net change in loans receivable, compared to $13.2 million of cash used in investing activities for the nine months ended September 30, 2021. Net cash used in financing activities for the nine months ended September 30, 2022 was $261.4 million, which was comprised primarily of net change in deposits, compared to $152.9 million provided by financing activities during the nine months ended September 30, 2021. Management believes the capital sources are adequate to meet all reasonably foreseeable short-term and long-term cash requirements and there has not been a material change in our liquidity and capital resources since the information disclosed in our 2021 Annual Form 10-K other than set forth above. We are not aware of any reasonably likely material changes in the mix and relative cost of such resources.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. At September 30, 2022, the Company, on an unconsolidated basis, had liquid assets of $25.5 million. In addition to its operating expenses, the Company is responsible for paying any dividends declared, if any, to its shareholders, funds paid for Company stock repurchases, and payments on trust-preferred securities and subordinated notes held at the Company level. The Company has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends.

On August 18, 2022, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05 per share on the Company’s outstanding common stock, payable on October 14, 2022 to shareholders of record as of the close of business on September 16, 2022. The Company expects to continue to pay quarterly cash dividends on its common stock subject to the Board of Director’s discretion to modify or terminate this practice at any time and for any reason without prior notice. Assuming continued payment of the cash dividend at this rate of $0.05 per share, our average total dividend paid each quarter would be approximately $658,000 based on the number of our current outstanding shares (which assumes no increases or decreases in the number of shares, except in connection with the anticipated vesting of currently outstanding equity awards). The dividends, if any, we may pay may be limited as more fully discussed under “Business – Supervision and Regulation – BayCom Corp – Dividends” and “– Regulatory Capital Requirements” contained in “Part I. Item 1. Business” of the 2021 Annual Report.

From time to time, our Board of Directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans may also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. In December 2021, the Company’s board of directors approved its fifth stock repurchase program pursuant to which the Company was authorized to repurchase up to 747,000 shares, or approximately 7.0%, of its outstanding common stock, of which 73,777 shares remained available for repurchase at September 30, 2022. In October 2022, our Board of

Directors approved a sixth stock repurchase program to commence following completion of the fifth stock repurchase program for the repurchase of up to 645,000 shares, or approximately 5.0% of the Company’s outstanding common stock, over a one year period through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. This repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The sixth stock repurchase program does not obligate the Company to purchase any particular number of shares. For additional information on the Company’s stock repurchases, see “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” contained in Part II of this report.

Regulatory Capital

The Bank, as a state-chartered, federally insured commercial bank, and member of the Board of Governors of the Federal Reserve System is subject to capital requirements established by the Federal Reserve. The Federal Reserve requires the Bank to maintain capital adequacy that generally parallels the FDIC requirements. The capital adequacy requirements are quantitative measures established by regulation that require the Bank to maintain minimum amounts and ratios of capital. The FDIC requires the Bank to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 Leverage Capital to average assets. Consistent with our goal to operate a sound and profitable organization, our policy is for the Bank to maintain “Well Capitalized” status under the Federal Reserve regulations. Based on capital levels at September 30, 2022 and December 31, 2021, the Bank was considered to be Well Capitalized.

The table below shows the capital ratios under the Basel III capital framework as of the dates indicated:

	At September 30, 2022		At December 31, 2021
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Leverage Ratio
BayCom Corp	$283,016	11.44%	$213,787	9.60%
Minimum requirement for “Well Capitalized”	123,748	5.00%	111,349	5.00%
Minimum regulatory requirement	98,998	4.00%	89,079	4.00%

United Business Bank	327,231	12.90%	250,624	10.87%
Minimum requirement for “Well Capitalized”	126,851	5.00%	115,295	5.00%
Minimum regulatory requirement	101,481	4.00%	92,236	4.00%

Common Equity Tier 1 Ratio
BayCom Corp	283,016	13.84%	213,787	12.31%
Minimum requirement for “Well Capitalized”	132,899	6.50%	112,856	6.50%
Minimum regulatory requirement	92,007	4.50%	78,131	4.50%

United Business Bank	327,231	16.16%	250,624	14.60%
Minimum requirement for “Well Capitalized”	131,634	6.50%	111,543	6.50%
Minimum regulatory requirement	91,131	4.50%	77,222	4.50%

Tier 1 Risk-Based Capital Ratio
BayCom Corp	292,501	14.31%	223,272	12.86%
Minimum requirement for “Well Capitalized”	163,568	8.00%	138,900	8.00%
Minimum regulatory requirement	122,676	6.00%	104,175	6.00%

United Business Bank	327,231	16.16%	250,624	14.60%
Minimum requirement for “Well Capitalized”	162,011	8.00%	137,283	8.00%
Minimum regulatory requirement	121,509	6.00%	102,962	6.00%

Total Risk-Based Capital Ratio
BayCom Corp	375,866	18.38%	306,287	17.64%
Minimum requirement for “Well Capitalized”	204,460	10.00%	173,625	10.00%
Minimum regulatory requirement	163,568	8.00%	138,900	8.00%

United Business Bank	345,596	17.07%	268,639	15.65%
Minimum requirement for “Well Capitalized”	202,514	10.00%	171,604	10.00%
Minimum regulatory requirement	162,011	8.00%	137,283	8.00%

In addition to the minimum capital ratios, the Bank has to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 capital greater than 2.5% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. At September 30, 2022, the Bank’s Common Equity Tier 1 capital exceeded the required capital conservation buffer.

For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company’s subsidiary banks to be Well Capitalized under the prompt corrective action regulations. If the Company was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at September 30, 2022, the Company would have exceeded all regulatory capital requirements.

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

Item 4. Controls and Procedures

(a)       Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures as defined in Rule 13a 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of September 30, 2022 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that based on their evaluation at September 30, 2022, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to BayCom Corp’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(b)       Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2022, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

(c)Stock Repurchases. Under the Company’s fifth stock repurchase program, which was approved by the Company’s board of directors in December 2021, the Company was authorized to repurchase up to 747,000 shares, or approximately 7.0%, of its then outstanding shares from time to time through open market purchases, privately-negotiated transactions, pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. In October 2022, our Board of Directors approved a sixth stock repurchase program to commence following completion of the fifth stock repurchase program for the repurchase of up to 645,000 shares, or approximately 5.0%, of the Company’s outstanding common stock, over a one year period through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The actual timing, number and value of shares repurchased under the stock repurchase program will depend on a number of factors, including constraints specified pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission, price and market conditions, and alternative investment opportunities. The stock repurchase program does not obligate the Company to acquire any specific number of shares in any period, and may be expanded, extended, modified or discontinued at any time. The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended September 30, 2022:

			Total number of
	Total	Average	shares purchased	Maximum number of
	number of	price	as part of	shares that September yet be
	shares	paid	publicly announced	purchased under the
	purchased	per share	plans or programs	plans or programs
July 1, 2022 - July 31, 2022	115,501	$20.08	115,501	364,810
August 1, 2022 - August 31, 2022	132,800	19.32	132,800	232,010
September 1, 2022 - September 30, 2022	158,233	18.60	158,233	73,777
	406,534	$19.14	406,534

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets; (2) Condensed Consolidated Statements of Income; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Notes to Condensed Consolidated Financial Statements.

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

BAYCOM CORP
Registrant

Date: November 10, 2022	By:	/s/ George Guarini
George Guarini
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Keary Colwell
Keary Colwell
Senior Executive Vice President and Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)