Form 10-K
period 2022-12-31
BayCom Corp
filed 2023-03-31
CIK 1730984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the common stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant’s common stock as quoted on the NASDAQ Global Select Market on June 30, 2022, was $264.5 million (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of March 24, 2023, the registrant had 12,457,786 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held in June 2023 (the “Proxy Statement”) are incorporated by reference into Part III. The Proxy Statement will be filed with the U.S Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Form 10-K relates.

BAYCOM CORP

2022 ANNUAL REPORT ON FORM 10-K

References in this document to BayCom refer to BayCom Corp and references to the “Bank” refer to United Business Bank. References to the “Company,” “we,” “us,” and “our” means BayCom Corp and its wholly-owned subsidiary, United Business Bank, unless the context otherwise requires.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward- looking statements as a result of a wide variety or range of factors including, but not limited to:

●	potential adverse impacts to economic conditions in our local market areas, other markets where the Company has lending relationships, or other aspects of the Company’s business operations or financial markets, including, without limitation, as a result of employment levels, labor shortages and the effects of inflation, a potential recession or slowed economic growth caused by increasing political instability from acts of war including Russia’s invasion of Ukraine, as well as increasing oil prices and supply chain disruptions, and any governmental or societal responses to the novel coronavirus disease 2019 (“COVID-19”) pandemic, including the possibility of new COVID-19 variants;

●	expected revenues, cost savings, synergies and other benefits from our recent acquisition of Pacific Enterprise Bancorp (the “PEB Merger”) might not be realized within the expected time frames or at all and costs or difficulties relating to integration matters, including but not limited to client and employee retention, might be greater than expected;
●	the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses;
●	changes in economic conditions in general and in California, Colorado, New Mexico and Washington specifically, including as a result of employment levels and labor shortages, and the effects of inflation, a potential recession or slowed economic growth caused by increasing oil prices and supply chain disruptions;
●	changes in the levels of general interest rates and the relative differences between short and long-term interest rates, loan and deposit interest rates;
●	the transition away from the London Interbank Offered Rate (“LIBOR”) toward new interest rate benchmarks;
●	our net interest margin and funding sources;
●	fluctuations in the demand for loans and the number of unsold homes, land and other properties;
●	fluctuations in real estate values in our market areas;
●	secondary market conditions for loans and our ability to sell loans in the secondary market;
●	results of examinations of us by regulatory authorities and the possibility that any such regulatory authority may, among other things, limit our business activities, require us to change our business mix, increase our allowance for loan losses, write-down asset values or increase our capital levels, affect our ability to borrow funds or maintain or increase deposits;
●	risks related to our acquisition strategy, including our ability to identify future suitable acquisition candidates, exposure to potential asset and credit quality risks and unknown or contingent liabilities, the need for capital to finance such transactions, our ability to obtain required regulatory approvals and possible failures in realizing the anticipated benefits from acquisitions;
●	challenges arising from attempts to expand into new geographic markets, products, or services;
●	future goodwill impairment due to changes in our business, market conditions, or other factors;
●	legislative or regulatory changes that adversely affect our business including changes in banking, securities and tax law, in regulatory policies and principles, or the interpretation of regulatory capital or other rules,
●	and other governmental initiatives affecting the financial services industry;
●	our ability to attract and retain deposits;
●	our ability to control operating costs and expenses;
●	the use of estimates in determining fair value of certain of our assets and liabilities, which estimates may prove to be incorrect and result in significant changes in valuation;
●	difficulties in reducing risk associated with the loans and securities on our balance sheet;
●	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges;
●	the effectiveness of our risk management framework;
●	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions, which could expose us to litigation or reputational harm;
●	an inability to keep pace with the rate of technological advances;
●	our ability to retain key members of our senior management team and our ability to attract, motivate and retain qualified personnel;
●	costs and effects of litigation, including settlements and judgments;
●	our ability to implement our business strategies and manage our growth;
●	liquidity issues, including our ability to borrow funds or raise additional capital, if necessary;
●	the loss of our large loan and deposit relationships;
●	increased competitive pressures among financial services companies;
●	changes in consumer spending, borrowing and savings habits;

●	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;
●	our ability to pay dividends on our common stock;
●	the quality and composition of our securities portfolio and the impact of any adverse changes in the securities markets;
●	inability of key third-party providers to perform their obligations to us;
●	statements with respect to our intentions regarding disclosure and other changes resulting from the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”);
●	changes in accounting principles, policies or guidelines and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board;
●	the effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, and other external events on our business;
●	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and
●	other risks described from time to time in our documents filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”), including this Form 10-K.

In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this Form 10-K might not occur, and you should not put undue reliance on any forward-looking statements. We caution readers not to place undue reliance on any forward-looking statements. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to us.

We do not undertake and specifically disclaim any obligation to revise any forward- looking statements included in this Form 10-K or the reasons why actual results could differ from those contained in such statements, whether as a result of new information or to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for 2023 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of us and could negatively affect our consolidated financial condition and consolidated results of operations as well as our stock price performance.

PART I

Item 1. Business

The disclosures set forth in this item are qualified by “Item 1A. Risk Factors” below and the section captioned “Special Note Regarding Forward-Looking Statements” above and other cautionary statements set forth elsewhere in this Form 10-K.

Overview

General.  BayCom is a bank holding company headquartered in Walnut Creek, California. BayCom’s wholly owned banking subsidiary, United Business Bank, provides a broad range of financial services to businesses and business owners as well as individuals through its network of 34 full-service branches, with 16 locations in California, two in Washington, five in New Mexico and 11 in Colorado. The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this Form 10-K, including consolidated financial statements and related data, relate primarily to the Bank.

Our principal objective is to continue to increase shareholder value and generate consistent earnings growth by expanding our commercial banking franchise through both strategic acquisitions and organic growth. Since 2010, we have expanded our geographic footprint through ten strategic acquisitions. We believe our strategy of selectively acquiring and integrating community banks has provided us with economies of scale and improved our overall franchise efficiency. Looking forward, we expect to continue to pursue strategic acquisitions and believe our targeted market areas present us with many and varied acquisition opportunities. We are also focused on continuing to grow organically and believe the metropolitan and community markets in which we operate currently provide meaningful opportunities to expand our commercial client base and increase both interest-earning assets and market share. We believe our geographic footprint, which now includes the San Francisco Bay area, the metropolitan markets of Los Angeles, California, Seattle, Washington, and Denver, Colorado, and community markets including Albuquerque, New Mexico, and Custer, Delta, and Grand counties, Colorado, provides us with access to low cost, stable core deposits in community markets that we can use to fund commercial loan growth. We strive to provide an enhanced banking experience for our clients by providing them with a comprehensive suite of sophisticated banking products and services tailored to meet their needs, while delivering the high-quality, relationship-based client service of a community bank. As of December 31, 2022, we had, on a consolidated basis, total assets of $2.5 billion, total deposits of $2.1 billion, total loans of $2.0 billion (net of allowances) and total shareholders’ equity of $317.1 million.

We continue to focus on growing our commercial loan portfolios through acquisitions as well as organic growth. At December 31, 2022, our $2.0 billion total loan portfolio included $527.8 million, or 26.1%, of acquired loans (all of which were recorded to their estimated fair values at the time of acquisition), and the remaining $1.5 billion, or 73.9%, consisted of loans we originated.

The profitability of our operations depends primarily on our net interest income after provision for loan losses, which is the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities less provision for loan losses. Our net income is also affected by other factors, including noninterest income and noninterest expense.

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

We believe we have a successful track record of selectively acquiring, integrating and consolidating community banks. Since 2010, we have completed 10 acquisitions with aggregate total assets of approximately $2.3 billion and total deposits of approximately $1.9 billion. We have sought to integrate the banks we acquire into our existing operational platform and enhance shareholder value through the creation of efficiencies within the combined operations.

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

In February 2022, we acquired Pacific Enterprise Bancorp (“PEB”), the holding company for Pacific Enterprise Bank, which had one branch location located in Irvine, California. At the time of acquisition, PEB had approximately $446.1 million in total assets and $376.7 million in deposits.

Our Markets

We target our services to small and medium-sized businesses, professional firms, real estate professionals, nonprofit businesses, labor unions and related nonprofit entities and businesses and individual consumers. As of December 31, 2022, including our principal executive offices, we operate a total of 34 full-service banking branches consisting of branch offices in Northern and Southern California; Denver, Colorado, and Custer, Delta, and Grand counties, Colorado; Seattle, Washington and Central New Mexico. We believe this diverse geographic footprint provides us with access to low cost, stable core deposits in community markets that we can use to fund commercial loan growth in our metropolitan markets.

We generally lend in markets where we have a physical presence through our branch offices. A majority of our branches are located in the San Francisco Bay Area which includes the counties of Alameda, Contra Costa, Marin, San Francisco, San Joaquin, San Mateo, Santa Clara, Solano, and Sonoma, California. We operate primarily in the San Francisco-Oakland-Hayward, and the San Jose-Sunnyvale-Santa Clara, California Metropolitan Statistical Areas (“MSA”) with additional operations in the Los Angeles-Long Beach-Anaheim, California MSA, with borrowers or properties located in San Francisco Bay Area comprising 34.4%, Northern California comprising 25.1% and Southern California comprising 9.4% of our loan portfolio as of December 31, 2022. In addition, deposits located in California comprised 61.8% of total deposits as of December 31, 2022.

With a population of approximately 4.6 million, the San Francisco-Oakland-Hayward MSA represents the third most populous area in California and the thirteenth largest in the United States. In addition to its current size, the market also demonstrates key characteristics we believe provide the opportunity for additional growth, with a median household income of $116,005 versus a national average of $69,717, and the third highest population density in the nation.

The San Jose-Sunnyvale-Santa Clara MSA also demonstrates key characteristics that provide us growth opportunities, including a population of approximately 2 million and a median household income of $139,892.

The Los Angeles-Long Beach-Anaheim, California MSA, with approximately 13 million residents, is the largest MSA in California, the second largest MSA in the United States, and one of the most significant business markets in the world. The economic base of the area is heavily dependent on small and medium-sized businesses, providing us with a market rich in potential customers. We believe the market’s median household income of $82,503, large concentration of small and medium-sized businesses, and its highest population density in the nation position the area as an attractive market in which to expand operations.

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

As of December 31, 2022, borrowers or properties located outside of California in the states of Colorado, New Mexico and Washington composed 4.8%, 2.5% and 4.3% of our loan portfolio, respectively. As of December 31, 2022, deposits located outside of California in the states of Colorado, New Mexico and Washington comprised 16.2%, 8.5% and 7.9% of total deposits, respectively.

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

We may periodically purchase whole loans and loan participation interests or participate in syndicates originating new loans, including shared national credits, primarily during periods of reduced loan demand in our primary market areas and at times to support our Community Reinvestment Act lending activities. Any such purchases or loan participations are made generally consistent with our underwriting standards; however, the loans may be located outside of our normal lending areas. During the years ended December 31, 2022 and 2021, we purchased $134.5 million and $152.0 million, respectively, of loans and loan participation interests, principally commercial and industrial loans and multifamily real estate loans.

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

At December 31, 2022, we had net loans of $2.0 billion, representing 80.4% of our total assets. For additional information concerning our loan portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Financial Condition at December 31, 2022 and 2021 — Loans”, contained in this Form 10-K.

Concentrations of Credit Risk.  The largest portion of our loan portfolio represents lending conducted with businesses and individuals in Northern California, including the San Francisco Bay Area and Southern California. Our loan portfolio consists primarily of commercial real estate loans (including multifamily) and construction loans, which totaled $1.7 billion and constituted 85.0% of total loans as of December 31, 2022. Commercial and industrial loans totaled $188.5 million and constituted 9.3% of total loans as of December 31, 2022. Our commercial real estate loans are generally secured by first liens on real property. The commercial and industrial loans are typically secured by general business assets, accounts receivable inventory and/or the corporate guaranty of the borrower and personal guaranty of its principals. The geographic concentration of our loans subjects our business to the general economic conditions within California, Colorado, New Mexico and Washington. The risks created by such concentrations have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover probable incurred losses in our loan portfolio as of December 31, 2022.

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

Large Credit Relationships.  As of December 31, 2022, the aggregate amount of loans to our 10 and 25 largest borrowers (including related entities) amounted to approximately $180.0 million, or 8.9% of total loans, and $313.9 million, or 15.5% of total loans, respectively. The table below shows our five largest borrowing relationships as of December 31, 2022 in descending order. Each of the loans in these borrowing relationships is currently performing in accordance with the loan repayment terms as of December 31, 2022.

		Loan Collateral
	Number of	CRE Owner	CRE Non-Owner	One-to-Four		Total
Borrower Type	loans	Occupied	Occupied	Family	Total	Commitment

	(Dollars in thousands)
Real estate investor	1	$—	$—	$26,810	$26,810	$27,000
Church	1	26,845	—	—	26,845	26,845
Commercial real estate investor	1	—	23,500	—	23,500	23,500
Commercial real estate investor	2	21,059	—	—	21,059	21,059
Commercial real estate investor	1	—	19,000	—	19,000	19,000
Total	6	$47,904	$42,500	$26,810	$117,214	$117,404

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

The Bank’s lending and credit policies require management to regularly review the Bank’s loan portfolio so that the Bank can monitor the quality of its assets. If during the ordinary course of business, management becomes aware that a borrower may not be able to meet the contractual payment obligations under a loan, then such policies require that the loan be supervised more closely with consideration given to, among other things, placing the loan on nonaccrual status, requiring additional allowance for loan losses, and (if appropriate) charging-off a part or all of the loan. Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which we are monitoring because the financial information of the borrower causes us concern as to their ability to comply with their loan repayment terms. We attempt to identify potential problem loans early in an effort to seek aggressive resolution of these situations before the loans become a loss, record any necessary charge-offs promptly and maintain adequate allowance levels for probable loan losses inherent in the loan portfolio. Results of loan reviews by consultants as well as examination of the loan portfolio by state and federal regulators are also considered by management and the board in determining the level of the allowance for loan losses.

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

Lending Limits.  Our lending activities are subject to a variety of lending limits imposed by federal and state law. In general, we are subject to a legal lending limit on loans to a single borrower based on the Bank’s capital level. The dollar amounts of our lending limit increases or decreases as the Bank’s capital increases or decreases. We are able to sell participations in its larger loans to other financial institutions, which allows us to manage the risk involved in these loans and to meet the lending needs of its clients’ requiring extensions of credit in excess of these limits. We have strict policies and procedures in place for the establishment of limits with respect to specific products and businesses and evaluating exceptions to the internal limits for individual relationships. Exceptions to our policies are allowed only with the prior approval of the Board of Directors and if the borrower exhibits financial strength or sufficient, measurable compensating factors exist after consideration of the loan-to-value ratio, borrower’s financial condition, net worth, credit history, earnings capacity, installment obligations, and current payment history. At December 31, 2022, our authorized legal lending limit for loans to one borrower was $53.4 million for unsecured loans (or 15% of total risk-based capital) and $89.0 million (or 25% of total risk-based capital) for specific secured loans. Currently, we maintain an in-house limit of $11.7 million for unsecured loans and $19.6 million for secured loans. At December 31, 2022, there were seven loans to an aggregate of seven individuals or entities or related interests that exceeded these internal limits.

Loan Types.  We provide a variety of loans to meet our clients’ needs. The real estate portion of our loan portfolio is comprised of the following: mortgage loans secured typically by commercial and multifamily properties; construction and land loans; and mortgages and revolving lines of credit secured by equity in residential properties. At December 31, 2022, we held $1.8 billion in loans secured by real estate, representing 90.5% of total loans receivable, and a total of $42.3 million in undisbursed real estate related commitments. The types of our loans are described below:

Commercial Real Estate Loans.  Our commercial real estate loans include loans secured by office buildings, retail facilities, hotels, gas stations, convalescent facilities, industrial use buildings, restaurants, multifamily properties and agricultural real estate. At December 31, 2022, our commercial and multifamily real estate loan portfolio totaled $1.7 billion, or 84.3% of total loans.

Our commercial real estate loans may be owner-occupied or non-owner occupied. As of December 31, 2022, our commercial real estate loans, excluding loans secured by multifamily properties, consisted of $658.2 million of owner-occupied commercial real estate loans, or 32.6% of the total loan portfolio, and $808.9 million of non-owner occupied commercial real estate loans, or 40.0% of the total loan portfolio.

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

The Company also offers commercial real estate loans as a SBA “preferred lender” under the SBA’s 504 loan program in conjunction with junior lien financing from a Certified Development Company ("CDC"). Preferred lender status is the highest designation awarded to lenders by the SBA, and accordingly, grants such lenders full lending authority to approve SBA loans. The SBA 504 loan program is an economic development-financing program providing long-term, low down payment loans to businesses. Typically, a SBA 504 project includes a loan secured from a private-sector lender, such as the Bank, with a senior lien, a loan secured from a CDC (funded by a 100% SBA-guaranteed debenture) with a junior lien covering up to 40% of the total cost, and a contribution of at least 10% equity from the borrower. The CDC is a non-profit corporation established to contribute to the economic development of its community by working together with the SBA and private sector lenders such as the Bank, to provide financing to small businesses. SBA debenture limits are $5.0 million for regular SBA 504 loans and $5.5 million for those SBA 504 loans that meet a public policy goal. The Company generally offers SBA 504 loans within a range of $600,000 to $5.0 million. At December 31, 2022, our commercial real estate loan portfolio included $107.6 million of loans originated under the SBA’s 504 loan program.

The Company also offers commercial real estate loans under the SBA 7(a) loan program, which is described further under “Commercial and Industrial Loans’ below. The Bank sells, from time to time, the guaranteed portion its SBA 7(a) loans in the secondary market. The Bank bases its SBA 7(a) loan sales on the level of its SBA 7(a) loan originations, the premiums available in the secondary market for the sale of such loans, and general liquidity considerations of the Bank. During 2022, the Bank originated $36.4 million in commercial real estate SBA 7(a) loans. During 2022, the Bank sold $28.4 million of the guaranteed portion of its commercial real estate SBA 7(a) loans, for which it recognized a gain of $2.2 million. At December 31, 2022, the Bank had $82.3 million of commercial real estate SBA 7(a) loans where the guaranteed portion totaling $61.7 million has not been sold.

Payments on loans secured by such properties are often dependent on the successful operation (in the case of owner-occupied real estate) or management (in the case of non-owner occupied real estate) of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy, to a greater extent than other types of loans. Commercial real estate loans are underwritten primarily using a cash flow analysis and secondarily as loans secured by real estate. In underwriting commercial real estate loans, we seek to minimize risks in a variety of ways, including giving careful consideration to the property’s age, condition, operating history, future operating projections, current and projected market rental rates, vacancy rates, location and physical condition. The underwriting analysis also may include credit verification, reviews of appraisals, environmental hazards or reports, the borrower’s liquidity and leverage, management experience of the owners or principals, economic condition, industry trends and any guarantees, including SBA loan guarantees. We generally require personal guarantees from the principal owners of the property supported by a review by our management of the principal owners’ personal financial statements. We attempt to limit our risk by analyzing the borrowers’ cash flow and collateral value on an ongoing basis and by an annual review of rent rolls and financial statements. The loan-to-value ratio as established by an independent appraisal typically will not exceed 80% at loan origination and is lower in most cases. At December 31, 2022, the average loan size in our commercial real estate portfolio was approximately $1.1 million with an estimated weighted average loan-to-value ratio of 45.5%.

Agriculture is a major industry in the Central Valley of California, one of our lending markets. We make agricultural real estate secured loans to borrowers with a strong capital base, sufficient management depth, proven ability to operate through agricultural cycles, reliable cash flows and adequate financial reporting. Generally, our agricultural real estate secured loans amortize over periods of 20 years or less and the typical loan-to-value ratio will not exceed 80% at loan origination, although actual loan-to-value ratios are typically lower. Payments on agricultural real estate secured loans depend, to a large degree, on the results of operations of the related farm entity. The repayment is also subject to other economic and weather conditions, as well as market prices for agricultural products, which can be highly volatile. Among the more common risks involved in agricultural lending, are weather conditions, disease, water availability and water distribution rights, which can be mitigated through multi-peril crop insurance. Commodity prices also present a risk, which may be managed by the use of set price contracts. As part of our underwriting, the borrower is required to obtain multi-peril crop insurance. Normally, in making agricultural real estate secured loans, our required beginning and projected operating margins provide for reasonable reserves to offset unexpected yield and price deficiencies. We also consider the borrower’s management succession, life insurance and business continuation plan when evaluating agricultural real estate secured loans. At December 31, 2022, our agricultural real estate secured loans, totaled $17.3 million, or 0.9% of total loans.

The following table presents a breakdown of our commercial real estate loan portfolio at the dates indicated:

	December 31, 2022		December 31, 2021
		% of Total		% of Total
	Amount	in Category	Amount	in Category
	(Dollars in thousands)		(Dollars in thousands)
Retail	$416,294	24.4%	$326,329	25.1%
Multifamily residential	240,441	14.1	203,852	15.7
Hotel/motel	236,551	13.9	171,571	13.2
Office	210,748	12.4	188,161	14.5
Gas station	147,984	8.7	116,174	8.9
Industrial	148,710	8.7	88,327	6.8
Restaurants	80,337	4.7	64,349	5.0
Automotive shops/car wash	70,401	4.1	34,105	2.6
Church	49,116	2.9	21,902	1.7
Convalescent facility	43,733	2.6	49,512	3.8
Agriculture real estate	17,240	1.0	23,629	1.8
Other	43,161	2.5	11,773	0.8
Total commercial real estate loans	$1,704,716	100.0%	$1,299,684	100.0%

We currently target individual commercial real estate loans between $1.0 million and $5.0 million. As of December 31, 2022, the largest commercial real estate loan had a net outstanding balance of $26.8 million and was secured by a church located in San Diego, California. The second largest commercial real estate loan had a net outstanding balance of $23.5 million and was secured by retail shopping center located in Sacramento, California. Both of these loans were performing according to their respective loan repayment terms as of December 31, 2022.

Construction and Land Loans.  We make loans to finance the construction of residential and non-residential properties. Construction loans include loans for owner-occupied one-to-four family homes and commercial projects (such as multifamily housing, industrial, office and retail centers). These loans generally are collateralized by first liens on real estate and typically have a term of less than one-year floating interest rates and commitment fees. Construction loans are typically made to builders/developers that have an established record of successful project completion and loan repayment. We conduct periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans, based on the percentage of completion. Underwriting guidelines for our construction loans are similar to those described above for our commercial real estate lending. Our construction loans have terms that typically range from six months to two years, depending on factors such as the type and size of the development and the financial strength of the borrower/guarantor. Construction loans are typically structured with an interest-only period during the construction phase. Construction loans are underwritten to either mature, or transition to a traditional amortizing loan at the completion of the construction phase. The loan-to-value ratio on our construction loans, as established by independent appraisal, typically will not exceed 80% at loan origination, and is lower in most cases. At December 31, 2022, we had $13.2 million in construction and land loans outstanding, representing 0.7% of total loans, with $5.3 million in undisbursed commitments. The average loan size in our construction and land loan portfolio was approximately $235,000 at December 31, 2022, with an estimated weighted average loan-to-value ratio of 50.7%.

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

One-to-Four Family Residential Loans.  We do not originate owner-occupied one-to-four family residential real estate loans. Our one-to-four family real estate loans were either acquired through our mergers with other financial institutions or by purchases of whole loan pools with servicing retained. Generally, these loans were originated to meet the requirements of Fannie Mae, Freddie Mac, Federal Housing Administration, U.S. Department of Veterans Affairs and jumbo loans for sale in the secondary market to investors. Our one-to-four family loans do not allow for interest-only payments, nor negative amortization of principal, and carry allowable prepayment restrictions. At December 31, 2022, our one-to-four family loan portfolio, including home equity loans and lines of credit, totaled $110.6 million or 5.5% of total loans. As of December 31, 2022, the one-to-family loan portfolio included one loan to a real estate investor, which had a net outstanding balance of $26.8 million, and was secured by a multi-unit residential property complex located in Atwater, California. This loan was performing in  accordance to their loan repayment terms as of December 31, 2022.

We do originate a limited amount of home equity loans and home equity lines of credit. Home equity loans and home equity lines of credit generally may have a loan-to-value of up 80% at the time origination when combined with the first mortgage. The majority of these loans are secured by a first or second mortgage on residential property. Home equity lines of credit allow for a ten-year draw period, with a ten-year repayment period, and the interest rate is generally tied to the prime rate as published by the Wall Street Journal and may include a margin. Home equity loans generally have ten-year maturities based on a 30-year amortization. We retain a valid lien on the real estate, obtain a title insurance policy that insures the property is free from encumbrances and require hazard insurance. At December 31, 2022, home equity loans and lines of credit totaled $7.7 million, or 0.4% of total loans, of which $3.8 million were secured by junior liens. Unfunded commitments on home equity lines of credit at December 31, 2022, totaled $8.7 million.

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

The SBA 7(a) program serves as the SBA's primary business loan program to help qualified small businesses obtain financing when they might not be eligible for business loans through normal lending channels. Loans made by the Bank under the SBA 7(a) program generally are made to small businesses to provide working capital or to provide funding for the purchase of businesses, real estate, or machinery and equipment. These loans generally are secured by a combination of assets that may include equipment, receivables, inventory, business real property, and sometimes a lien on the personal residence of the borrower. SBA 7(a) loans are all adjustable-rate loans based upon the Wall Street Journal prime lending rate. Loan proceeds under this program can be used for most business purposes including working capital, machinery and equipment, furniture and fixtures, land and building (including purchase, renovation and new construction), leasehold improvements and debt refinancing. Loan maturity is generally up to 10 years for non-real estate collateral and up to 25 years for real estate collateral. In general, the SBA guarantees up to 75% of the loan amount depending on loan size. The Company is required by the SBA to service the loan and retain a contractual minimum of 5% on all SBA 7(a) loans, but generally retains 25% (the unguaranteed portion). The loan servicing spread is generally a minimum of 1.00% on all loans. The Company generally offers SBA 7(a) loans within a range of $200,000 to $3.0 million.

The Bank has sold, and may in the future sell, the guaranteed portion of certain of its SBA 7(a) loans in the secondary market. The Bank bases its SBA 7(a) loan sales on the level of its SBA 7(a) loan originations, the premiums available in the secondary market for the sale of such loans, and general liquidity considerations of the Bank. During 2022, the Bank originated $17.8 million in commercial and industrial SBA 7(a) loans. During 2022, the Bank sold $5.6 million of the guaranteed portion of its commercial and industrial SBA 7(a) loans, for which it recognized a gain of $502,000. At December 31, 2022, the Bank had $19.7 million of commercial and industrial SBA 7(a) loans where the guaranteed portion totaling $14.8 million has not been sold.

Commercial and industrial loans also include loans originated under the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), which expired on May 31, 2021. The Bank, as a qualified SBA lender, was authorized to originate loans under PPP to provide near-term relief to help small businesses impacted by COVID-19 sustain operations. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower's PPP loan, including any accrued interest, is eligible to be forgiven and repaid by the SBA if the borrower meets the PPP conditions. At December 31, 2022, there were 51 PPP loans outstanding totaling $11.1 million.

We also make agricultural operating loans, including loans to finance the purchase of machinery, equipment and breeding stock; seasonal crop operating loans used to fund the borrower’s crop production operating expenses; and operating and revolving loans used to purchase livestock for resale and related livestock production expense. We typically originate agricultural operating loans on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s agricultural business. As a result, the availability of funds for the repayment of agricultural operating loans may be substantially dependent on the success of the business itself and the general economic environment. As of December 31, 2022, we had agricultural operating loans of $17.2 million or 1.0% of total loans.

As part of the PEB Merger, the Company acquired certain small business loans to borrowers qualified under the California Capital Access Program for Small Business, a state guaranteed loan program sponsored by the California Pollution Control Financing Authority (“CalCAP”). PEB ceased originating loans under this loan program in 2017. Under this loan program, the borrower, CalCAP and the participating lender contributed funds to a loss reserve account that is held in a demand deposit account at the participating lender. The borrower contributions to the loss reserve account are attributed to the participating lender. Losses on qualified loans are charged to this account after approval by CalCAP. Under the program, if a loan defaults, the participating lender has immediate coverage of 100% of the loss. The participating lender must return recoveries from the borrower, less expenses, to the loan loss reserve account. The funds in the loss reserve account are the property of CalCAP, however, in the event that the participating lender leaves the program any excess funds, after all loans have been repaid or unenrolled from the program by the participating lender and provided there are no pending claims for reimbursement, are distributed to CalCAP and the participating lender based on their respective contributions to the loss reserve account. Funds contributed by the participating lender to the loss reserve account are treated as a receivable from CalCAP and evaluated for impairment quarterly. As of December 31, 2022, we had loans enrolled in this program totaling $26.3 million or 1.3% of total loans.

In addition, as successor to PEB, the Company was approved by the CalCAP, in partnership with the California Air Resources Board, to originate loans to California truckers in the On-Road Heavy-Duty Vehicle Air Quality Loan Program. Under this loan program, CalCAP solely contributes funds to a loss reserve account that is held in a demand deposit account at the participating lender. Losses are handled in the same manner as described above. The funds are the property of CalCAP and are payable upon termination of the program. When the loss reserve account balance exceeds the total associated loan balance, the excess is to be remitted to CalCAP. As of December 31, 2022, we had loans enrolled in this program totaling $26.2 million or 1.3% of total loans.

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

Consumer Loans.  We generally make consumer loans as an accommodation to our clients on a case-by-case basis. These loans represent a small portion of our overall loan portfolio. However, these loans are important in terms of servicing our client’s needs. We make a variety of loans to individuals for personal and household purposes, including secured and unsecured term loans. Consumer loans are underwritten based on the individual borrower’s income, current debt level, past credit history and the value of any available collateral. The terms of consumer loans vary considerably based upon the loan type, nature of collateral and size of the loan. Consumer loans entail greater risk than do residential real estate loans because they may be unsecured or, if secured, the value of the collateral, such as an automobile or boat, may be more difficult to assess and more likely to decrease in value than real estate. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often will not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans. As of December 31, 2022, consumer loans totaled $4.2 million or 0.2% of total loans.

For additional information concerning our loan portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Financial Condition at December 31, 2022 and 2021 — Loans and “Note 4 – Loans” in the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Sources of Funds

Deposits.  Our lending and investing activities are primarily funded by deposits. We offer a variety of deposit accounts with a wide range of interest rates and terms including demand, savings, money market and time deposits with the goal of attracting a wide variety of clients. We solicit these accounts from individuals, small to medium sized businesses, trade unions and their related businesses, associations, organizations and government authorities. Our transaction accounts and time certificates are tailored to the principal market area at rates competitive with those offered in the area. We employ client acquisition strategies to generate new account and deposit growth, such as client referral incentives, search engine optimization, targeted direct mail and email campaigns, in addition to conventional marketing initiatives and advertising. Our goal is to cross-sell our deposit products to our loan clients. While we do not actively solicit wholesale deposits for funding purposes and do not partner with deposit brokers, we do participate in the Certificate of Deposit Account Registry Service (“CDARS”) and the Insured Cash Sweep (“ICS”) money market product services via IntraFi Network (formerly known as Promontory Interfinancial Network) an as option for our clients to place funds. Most reciprocal deposits are treated as core, non-brokered deposits up to the lesser of $5 billion or 20% of liabilities for a well-capitalized bank, such as the Bank. We also participate in the ICS “One-Way Sell” program, pursuant to which we buy cost effective wholesale funding on customizable terms.

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

We have implemented deposit gathering strategies and tactics which have enabled us to attract and retain deposits utilizing technology to deliver high quality commercial depository (treasury management) services (e.g., remote deposit capture lock box, electronic bill payments wire transfers, direct deposits and automatic transfers) in addition to the traditional generation of deposit relationships performed in conjunction with our lending activities. We offer a wide array of commercial treasury management services designed to be competitive with banks of all sizes. Treasury management services include balance reporting (including current day and previous day activity), transfers between accounts, wire transfer initiation, ACH origination and stop payments. Cash management deposit products consist of lockbox, remote deposit capture, positive pay, reverse positive pay, account reconciliation services, zero balance accounts and sweep accounts including loan sweep.

We provide an avenue for large depositors to maintain full insurance coverage by the Federal Deposit Insurance Corporation (“FDIC”) for all deposits up to $50.0 million. Under an agreement with IntraFi Network, we participate in the CDARS and the ICS money market product. These are deposit-matching programs which distribute excess balances on deposit with us across other participating banks. In return, those participating financial institutions place their excess client deposits with us in a reciprocal amount. These products are designed to enhance our ability to attract and retain clients and increase deposits by providing additional FDIC insurance for large deposits. We also participate in the ICS One-Way Sell program, which allows us to buy cost effective wholesale funding on customizable terms. At December 31, 2022, we had $70.3 million and $56.3 million in reciprocal CDARS and ICS deposits, respectively. At December 31, 2022, we had $78.7 million and $53.9 million in one-way off-balance sheet CDARS and ICS deposits, respectively.

We previously offered escrow services on commercial transactions and facilitated tax-deferred commercial exchanges through the Bank’s division, Business Escrow Services (“BES”). This afforded us a low-cost core deposit base. These deposits fluctuated as the sellers of the real estate have up to nine months to invest in replacement real estate to defer the income tax on the property sold. The Company discontinued its escrow services in 2021.

For additional information concerning our deposits, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Financial Condition at December 31, 2022 and 2021 — Deposits” and “Note 11 – Deposits” in the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Borrowings. While deposits are the primary source of funds for our lending and investment activities and for general business purposes, we also use borrowings to supplement our supply of lendable funds, to meet deposit withdrawal requirements and to more efficiently leverage our capital position. The Federal Home Loan Bank of San Francisco (the “FHLB”) serves as our primary borrowing source. The FHLB provides credit for member financial institutions such as the Bank. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of that stock and certain of its mortgage loans and securities, provided that certain credit worthiness standards have been met. Limitations on the amount of advances are based on the financial condition of the member institution, the adequacy of collateral pledged to secure the credit, and FHLB stock ownership requirements. The Bank has an approved secured borrowing facility with the FHLB for up to 25% of total assets for a term not to exceed five years under a blanket lien of certain types of loans. At December 31, 2022, there were no FHLB advances outstanding, and based on pledged collateral, the Bank had $473.6 million of available credit capacity with the FHLB. In addition to the availability of liquidity from the FHLB, the Bank maintained a short-term borrowing line of credit with the Federal Reserve Bank (“FRB”) of San Francisco based on PPP loans pledged as collateral. This line was closed during 2022, with no FRB borrowings outstanding at December 31, 2022.

The Bank also has uncommitted Federal Funds lines with four corresponding banks. Cumulative available commitments totaled $65.0 million at December 31, 2022. There are no amounts outstanding under these facilities at December 31, 2022.

On August 6, 2020, the Company issued and sold $65.0 million aggregate principal amount of 5.25% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “Notes”) at a public offering price equal to 100% of the aggregate principal amount of the Notes. The offering of the Notes closed on August 10, 2020. The Notes initially bears a fixed interest rate of 5.25% per year. Commencing on September 15, 2025, the interest rate on the Notes resets quarterly to the three-month Secured Overnight Financing rate (“SOFR”) plus a spread of 521 basis points (5.21%), payable quarterly in arrears. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year through September 15, 2025 and quarterly thereafter on March 15, June 15, September 15 and December 15 of each year through the maturity date or early redemption date. The Company, at its option, may redeem the Notes, in whole or in part, on any interest payment date on or after September 15, 2025, without a premium. At December 31, 2022, we had outstanding subordinate debt, net of costs to issue, totaling $63.7 million.

In connection with its previous acquisitions, the Company acquired junior subordinated deferrable interest debentures issued in connection with the sale of trust preferred securities by two statutory business trusts with stated maturity terms of 30 years. At December 31, 2022, we had outstanding junior subordinated deferrable interest debentures, net of mark-to-market adjustments, totaling $8.5 million.

For additional information concerning our borrowings, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Financial Condition at December 31, 2022 and 2021 — Borrowings” and “Note 12 – Other Borrowings”, “Note 13. Junior Subordinated Deferrable Interest Debentures” and “Note 14 Subordinated Debt” in the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Investments

In addition to loans, we make other investments that conform to our investment policy as set by our Board of Directors. The primary objectives of our investment policy are to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements. Our current investment portfolio consists of obligations of U.S. government agencies or sponsored entities, including mortgage-backed securities, collateralized mortgage obligations, municipal securities, SBA securities and corporate bonds. As of December 31, 2022, our investment portfolio totaled $167.8 million, with an average yield of 3.4% and an estimated duration of approximately 6.7 years.

Our investment policy is established by the Board of Directors. The investment policy is reviewed annually by the Bank’s Board of Directors and Asset/Liability Management Committee, who ensure compliance to the policy and also approve any change to the policy. All securities transactions are reported to the Board of Directors on a monthly basis. The overall objectives of the investment policy are to maintain a portfolio of high-quality investments to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low, and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. The policy dictates the criteria for classifying securities as either available for sale or held to maturity. The policy permits investment in various types of liquid assets permissible under applicable regulations, which include U.S. Treasury obligations, U.S. Government agency obligations, some certificates of deposit of insured banks, mortgage backed and mortgage related securities, corporate notes and municipal bonds. Investment in non-investment grade bonds and stripped mortgage-backed securities is not permitted under the policy.

For additional information concerning our investments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Financial Condition at December 31, 2022 and 2021 — Securities” contained in this Form 10-K.

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

Extraordinary growth in insured deposits during the first and second quarters of 2020 caused the DIF reserve ratio to decline below the statutory minimum of 1.35 percent as of June 30, 2020.  In September 2020, the FDIC Board of Directors adopted a Restoration Plan to restore the reserve ratio to at least 1.35 percent within eight years, absent extraordinary circumstances, as required by the Federal Deposit Insurance Act.  The Restoration Plan maintained the assessment rate schedules in place at the time and required the FDIC to update its analysis and projections for the DIF balance and reserve ratio at least semiannually. In the semiannual update for the Restoration Plan in June 2022, the FDIC projected that the reserve ratio was at risk of not reaching the statutory minimum of 1.35 percent by September 30, 2028, the statutory deadline to restore the reserve ratio.  Based on this update, the FDIC Board approved an Amended Restoration Plan, and concurrently proposed an increase in initial base deposit insurance assessment rate schedules uniformly by 2 basis points, applicable to all insured depository institutions.  In October 2022, the FDIC Board finalized the increase with an effective date of January 1, 2023, applicable to the first quarterly assessment period of 2023.  The revised assessment rate schedules are intended to increase the likelihood that the reserve ratio of the DIF reaches the statutory minimum level of 1.35 percent by September 30, 2028.

Any significant increases in insurance assessments may have an adverse effect on the operating expenses and results of operations of the Company. The Bank paid $680,000 in FDIC assessments for the year ended December 31, 2022.

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

To be considered “well capitalized,” a depository institution must have a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10%, a CET1 capital ratio of at least 6.5% and a leverage ratio of at least 5%, and not be subject to an individualized order, directive or agreement under which its primary federal banking regulator requires it to maintain a specific capital level. As of December 31, 2022, the Bank met the requirements to be “well capitalized” and met the fully phased-in capital conservation buffer requirement.

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

The Financial Accounting Standards Board has adopted a new accounting standard for U.S. Generally Accepted Accounting Principles referred to as Current Expected Credit Loss (“CECL”) that requires FDIC-insured institutions and their holding companies (banking organizations) to recognize credit losses expected over the life of certain financial assets. CECL covers a broader range of assets than the current method of recognizing credit losses and generally results in earlier recognition of credit losses. This accounting standards is applicable to us effective January 1, 2023. As of the implementation date, following sensitivity analyses and considering changes in economic conditions, credit quality of the loan portfolio and changes in interest rates, management estimates that our adoption of the CECL model will result in a $1 million to $3 million increase to our allowance for credit losses for loans. Once finalized, the impact as a result of the adoption of this guidance will be recorded as a cumulative-effect, net of tax, adjustment to retained earnings effective January 1, 2023. The magnitude of the change in the Company’s allowance for credit losses at the adoption date will depend upon the nature and characteristics of the portfolio at the adoption date, as well as macroeconomic conditions and forecasts at that time, other management judgements, and continued refinement and validation of the model and methodologies.  The federal banking regulators, including the Federal Reserve and FDIC, have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital. For additional information, see “Note 1 — Organization and Summary of Significant Accounting Policies – Recent Accounting Guidance Not Yet Effective” in the Notes to the Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

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

As of December 31, 2022, the Bank met the requirements to be “Well Capitalized.” and the capital conservation buffer requirement. For additional information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 19 of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Schedules” contained in this report.

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

The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy. As of December 31, 2022, the Bank’s aggregate recorded loan balances for construction, land development and land loans were 7.1% of total regulatory capital. In addition, at December 31, 2022, the Bank’s commercial real estate loans as calculated in accordance with regulatory guidance were 297.8% of total regulatory capital. The Bank believes that the guidelines are applicable to it, as it has a relatively high concentration in commercial real estate loans. The Bank and its Board of Directors have discussed the guidelines and believe that the Bank’s underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are sufficient to address the guidelines.

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

Federal Reserve System.  The Bank is a member of the Federal Reserve Bank of San Francisco. The Federal Reserve requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. In response to the COVID-19 pandemic, the Federal Reserve reduced reserve requirement ratios to zero percent effective on March 26, 2020, to support lending to households and businesses. At December 31, 2022, the Bank was in compliance with the reserve requirements in place at that time.

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

Community Reinvestment Act.  The Bank is subject to the provisions of the Community Reinvestment Act of 1977 (“CRA”), which requires the appropriate federal bank regulatory agency to assess a bank’s performance under the CRA in meeting the credit needs of the community serviced by the bank, including low- and moderate-income neighborhoods. The regulatory agency’s assessment of the bank’s record is made available to the public. Further, a bank’s CRA performance rating must be considered in connection with a bank’s application to, among other things, to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. An unsatisfactory rating may be the basis for denial of certain applications. The Bank received a “satisfactory” rating during its most recently completed CRA examination.

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

Privacy Standards and Cybersecurity.  The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers.  Federal banking agencies, including the FDIC, have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of the board of directors.  These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial services. These regulations require the Bank to disclose its privacy policy, including informing consumers of its information sharing practices and informing consumers of their rights to opt out of certain practices.  In addition, on November 18, 2021, the federal banking agencies announced the adoption of a final rule providing for new notification requirements for banking organizations and their service providers for significant cybersecurity incidents.  Specifically, the new rule requires a banking organization to notify its primary federal regulator as soon as possible, and no later than 36 hours after, the banking organization determines that a “computer-security incident” rising to the level of a “notification incident” has occurred.  Notification is required for incidents that have materially affected or are reasonably likely to materially affect the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector.  Service providers are required under the rule to notify affected banking organization clients as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect the banking organization’s clients for four or more hours.  Compliance with the new rule was required by May 1, 2022.

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

The Bank is subject to a broad array of federal and state consumer protection laws and regulations that govern almost every aspect of its business relationships with consumers. While the list set forth below is not exhaustive, these include the Truth-in-Lending Act, Truth in Savings Act, Electronic Fund Transfers Act, Expedited Funds Availability Act, Equal Credit Opportunity Act, Fair Housing Act, Real Estate Settlement Procedures Act, Home Mortgage Disclosure Act, Fair Credit Reporting Act, Right to Financial Privacy Act, Home Ownership and Equity Protection Act, Fair Credit Billing Act, Homeowners Protection Act, Check Clearing for the 21st Century Act, laws governing flood insurance, laws governing consumer protections in connection with the sale of insurance, federal and state laws prohibiting unfair and deceptive business practices, and various regulations that implement some or all of the foregoing. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with clients when taking deposits, making loans, collecting loans, and providing other services. Failure to comply with these laws and regulations can subject the Bank to various penalties including, but not limited to, enforcement actions, injunctions, fines, civil liability, criminal penalties, punitive damages, and the loss of certain contractual rights.

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

Regulatory Capital Requirements. As discussed above, pursuant to the “Small Bank Holding Company” exception, effective August 30, 2018, bank holding companies with less than $3 billion in consolidated assets were generally no longer subject to the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank. At the time of this change, BayCom was considered “Well Capitalized” (as defined for a bank holding company), and was not subject to an individualized order, directive or agreement under which the Federal Reserve requires it to maintain a specific capital level.

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

Stock Repurchases.  Except for certain “Well Capitalized” and highly rated bank holding companies, a bank holding company is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of its consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice, or violate any law or regulation, Federal Reserve order, or any condition imposed by or written agreement with, the Federal Reserve. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Stock Repurchases” contained in this Form 10-K.

COVID-19. The Company maintains its commitment to supporting its community and clients during the COVID-19 pandemic and remains focused on keeping its employees safe and the Bank running effectively to serve its clients. As of December 31, 2022, all Bank branches were open with normal hours. The Bank will continue to monitor branch access and occupancy levels in relation to cases and close contact scenarios and follow governmental restrictions and public health authority guidelines.

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

Employees and Human Capital

As of December 31, 2022, we had approximately 374 full-time equivalent employees. At that date, approximately 72% of our workforce identified as female and 28% as male, and women held 68% of the Company’s management roles. The average tenure of employees was 5.0 years. The ethnicity of our workforce was 34% White, 31% Asian, 25% Hispanic/Latino, 5% Black, 3% Two or More Races, and 2% Other. The following chart depicts the percentage of self-identified females and minorities in our workforce at December 31, 2022, by job classification as defined by the Equal Employment Opportunity Commission (“EEOC”):

Job Classification	Female	Minority (1)	Distribution by EEOC Job Classification
Executive / Senior level officers	53%	47%	4%
Mid-level officers and managers	70	68	36
Professionals	52	66	16
Administrative support	83	66	44
Total	72%	66%	100%

_________

(1) Includes employees self-disclosed as Asian, Black, Native Hawaiian or Other Pacific Islander, or Two or More Races.

At December 31, 2022, three of BayCom’s nine Board members identified as female and two directors, one male and one female, identified as underrepresented minorities (including one who identified as a member of two or more races).  Under the Nasdaq rules, an “underrepresented minority” is an individual who self-identifies in one or more of the following groups: Black or African American, Hispanic or Latinx, Asian, Native American or Alaska Native, Native Hawaiian or Pacific Islander or Two or More Races or Ethnicities.

None of our employees are represented by any collective bargaining unit or are a party to a collective bargaining agreement, and management considers its relationship with employees to be good. We believe our ability to attract and retain employees is a key to the Bank’s success. Accordingly, as part of our compensation philosophy we offer and maintain market competitive total rewards programs for our employees in order to attract and retain superior talent. In addition to healthy base wages, additional programs include annual bonus opportunities, a Company matched 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules, and employee assistance programs.

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

George J. Guarini:  Mr. Guarini, age 69, is currently the President and Chief Executive Officer of BayCom and United Business Bank (formerly known as Bay Commercial Bank). Prior to opening the Bank in 2004, Mr. Guarini was the Senior Vice President and Senior Lending Officer of Summit Bank, a community bank headquartered in Oakland, California. In addition to serving as the Senior Vice President and Senior Lending Officer of Summit Bank from 2000 to 2003, Mr. Guarini served as the Summit Bank’s acting president between August 2001 and August 2002. From 1994 to 1999, Mr. Guarini enjoyed a career with Imperial Capital based in Glendale, California, where he began as Senior Vice President and was charged with resolving significant loan portfolio weaknesses. In 1995, following a successful initial public offering by ITLA Capital Corporation, parent of Imperial Capital Bank, he was appointed as Bank’s Chief Lending Officer. In 1997, Mr. Guarini served as the founding Chief Executive Officer of ITLA Funding Corporation, a wholly owned subsidiary of ITLA Capital Corporation. Prior to joining Imperial Capital Bank, Mr. Guarini held the position of Senior Vice President for California Republic Bank from 1991 to 1994. Mr. Guarini earned his Bachelor of Arts degree in Economics from Rutgers University. Mr. Guarini’s qualifications to serve as a member of our Board of Directors include more than 30 years of experience in the banking industry, holding key executive and senior level management positions with national and regional financial institutions.

Janet L. King:  Ms. King, age 60, is the Senior Executive Vice President and Chief Operating Officer of BayCom. Ms. King has served as the Chief Operating Officer of United Business Bank (formerly known as Bay Commercial Bank) since its inception in 2004. Ms. King is a member of the executive management team and has over 30 years of banking experience. Prior to joining the Bank, Ms. King was employed by Circle Bank in Novato, California from 1999 – 2004 where she served as the Chief Branch Administrative Officer and was a member of the executive management team. She was responsible for all aspects of operations, including Branch Development, Human Resources, Information Technology

and Compliance. Prior to this, Ms. King was the Vice President of Operations for Valencia Bank & Trust in Valencia, California from 1987 – 1998 where she was responsible for Branch Development, Centralized Operations, Information Technology and Deposit Compliance. Ms. King earned her B.S. degree in Business Administration from the University of Phoenix.

Keary L. Colwell:  Ms. Colwell, age 63, is the Senior Executive Vice President, Chief Financial Officer and Corporate Secretary of BayCom. Ms. Colwell has served as the Chief Financial Officer and Corporate Secretary of United Business Bank (formerly known as Bay Commercial Bank) since inception in 2004 and is presently also the Bank’s Chief Administrative Officer. Ms. Colwell is a member of the executive management team and is responsible for all aspects of accounting and finance functions including financial reporting, asset liability management, and budget and financial planning. She also oversees the Bank’s risk management process. She has over 29 years in banking and finance. Prior to joining the Bank, Ms. Colwell was employed by The San Francisco Company and Bank of San Francisco, where she served as the Executive Vice President and Chief Financial Officer from 1996 through the sale of the company in 2001. Ms. Colwell served as the Vice President/Senior Financial Management of First Nationwide Bank from 1988 – 1992. Prior to joining First Nationwide Bank, Ms. Colwell was the Vice President and Controller at Independence Savings and Loan Association. Colwell worked in public accounting after graduating from college. She obtained her Certified Public Accountant license in 1984. Ms. Colwell holds a B.S. degree from California State University, Chico.

Mary Therese (Terry) Curley:  Ms. Curley, age 65, joined the Bank as Executive Vice President, and Director of Labor Service Division in April 2017, in connection with our acquisition of First ULB Corp and its wholly owned subsidiary, United Business Bank, FSB. In 2022 she was also appointed as Chief Credit Officer of the Bank, at her prior bank, Ms. Curley served as EVP/ Chief Credit Officer (2012 – 2017), SVP/Credit Administrator (2009 – 2012), Credit Card Administrator (2008 – 2009), SVP/Regional Sales Manager (2005 – 2009), VP/Branch Manager (2000 – 2005) and Business Development Officer (1995 – 2000). In 1992, Ms. Curley received a B.A. in Political, Legal and Economic Analysis from Mills College, Oakland, in California. In 2005, she earned a graduate certificate from the Pacific Coast Banking School at University of Washington, Seattle.

Rick Pak:  Mr. Pak, age 52, has been in the banking industry for over 30 years and has served the Bank as its Executive Vice President and Chief Lending Officer since January 2019. He joined the Bank in September 2016 as Senior Vice President and SBA Manager and was promoted to Executive Vice President and Chief Lending Officer in January 2019. As a member of the executive management team, he is responsible for overall organic loan growth in Commercial Real Estate, Commercial and Industrial lending, United States Department of Agriculture (“USDA”) and various government guaranteed programs including the SBA 7(a), SBA 504, Agricultural and Northern California FDC program. He has worked in many aspects of banking including retail management, consumer mortgage, commercial middle market, and government guaranteed programs. He has also worked at financial institutions of distinct sizes, including Wells Fargo, Bank of America, Citibank, Bank of the West, credit unions, and community banks that served the SBA community including Open Bank, Wilshire State Bank and Nara Bank. Mr. Pak holds a B.A. degree from Bethany University, Scotts Valley and earned a graduate certificate from the Pacific Coast Banking School at University of Washington, Seattle.

Izabella Zhu Mitchell:  Ms. Mitchell, age 44, joined the Bank as Chief Risk Officer and a member of the executive management team in September 2013. Ms. Mitchell is responsible for enabling effective and efficient risk governance with forward looking enterprise risk management approaches as the Bank pursues growth strategies while maintaining safety and soundness. She also oversees regulatory relations, internal audit, and community development. Prior to joining the Bank, Ms. Mitchell was a Senior Financial Institutions Examiner and a founding and inaugural member of the Examiner Council at the California Department of Business Oversight. She has served as Examiner-in-Charge of various large banks, troubled financial institutions, and trust departments. Prior to that, Ms. Mitchell was a financial advisor at Morgan Stanley. Ms. Mitchell earned a Master’s degree in Public Administration in International Development from the Kennedy School at Harvard University and a Bachelor’s degree in International Economics from Peking University. Ms. Mitchell is also a Certified Fiduciary Investment Risk Specialist, and certified in Risk and Information Systems Control by ISACA.

Corporate Information

Our principal executive offices are located at 500 Ygnacio Valley Road, Suite 200, Walnut Creek, California 94596. Our telephone number is (925) 476-1800.

We maintain a website with the address www.unitedbusinessbank.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor’s own internet access charges, we make available, free of charge, through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at (http://www.sec.gov).

Item 1A. Risk Factors

An investment in our common stock is subject to risks inherent in our business. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included in this Form 10-K. The risks described below are not the only ones we face. Additional risks and uncertainties not currently known to us or that are currently deemed to be immaterial may also materially and adversely affect our business, financial condition, capital levels, cash flows, liquidity, results of operations and prospects. The market price of our common stock could decline significantly due to any identified or other risks, and some or all of your investment value could diminish. The risks discussed below include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements. This Form 10-K is qualified in its entirety by these risk factors.

Risks Related to Macroeconomic Conditions

Our business may be adversely affected by downturns in the national economy and the regional economies in which we operate.

We provide banking and financial services primarily to businesses and individuals in the states of California, Colorado, New Mexico and Washington. All of our branches and most of our deposit clients are located in these four states. A return of recessionary conditions or adverse economic conditions in the markets we serve may reduce our rate of growth, affect our customers’ ability to repay loans and adversely impact our business, financial condition, and results of operations. Further, as a result of a high concentration of our client base in the San Francisco Bay area, the deterioration of businesses in this market, or one or more businesses with a large employee base in this market, could have a material adverse effect on our business, financial condition and results of operations. General economic conditions, including inflation, unemployment and money supply fluctuations, also may adversely affect our profitability. Weakness in the global economy and global supply chain issues have adversely affected many businesses operating in our markets that are dependent upon international trade and it is not known how changes in tariffs being imposed on international trade may also affect these businesses. Changes in agreements or relationships between the United States and other countries may also affect these businesses. In addition, adverse weather conditions as well as decreases in market prices for agricultural products grown in our markets can adversely affect agricultural businesses in our markets.

A deterioration in economic conditions in the market areas we serve, in particular the San Francisco Bay Area, Southern California Area, Denver, Colorado, Seattle, Washington, Central New Mexico and the agricultural region of the California Central Valley, could result in the following consequences, any of which could have a material adverse effect on our business, financial condition and results of operations:

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

Moreover, a decline in local or regional economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse. Many of the loans in our portfolio are secured by real estate or fixtures attached to real estate. Deterioration in the real estate markets where collateral for a mortgage loan is located could negatively affect the borrower’s ability to repay the loan and the value of the collateral securing the loan. Real estate values are affected by various other factors, including changes in local or regional economic conditions, governmental rules or policies, and natural disasters such as earthquakes, floods, fires and mudslides. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values, our financial condition and profitability could be adversely affected.

Inflation can have an adverse impact on our business and on our customers.

  Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Inflation has risen sharply since the end of 2021 to levels not seen in more than 40 years. Small to medium-sized businesses may be impacted more during periods of high inflation, as they are not able to leverage economics of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to the Company to increase, which could adversely affect our results of operations and financial condition.

The economic impact of the COVID-19 pandemic could continue to affect our financial condition and results of operations.

The COVID-19 pandemic caused significant economic dislocation in the United States and internationally, resulting in a slow-down in economic activity, increased unemployment levels, and disruptions in global supply chains and financial markets. The pandemic and related government actions to curb its spread also resulted in closures of many organizations and the institution of social distancing requirements in many states and communities. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. In response to the pandemic, various state governments and federal agencies required lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). Federal banking agencies encouraged financial institutions to prudently work with affected borrowers and legislation provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. The spread of the coronavirus also caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences.

Given the ongoing dynamic nature of variants of COVID-19, it is difficult to predict the full impact of the COVID-19 pandemic outbreak on our business. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to a number of risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, results of operations, ability to execute our growth strategy, and ability to pay dividends. These risks include, but are not limited to, changes in demand for our products and services; increased loan losses or other impairments in our loan portfolios and increases in our allowance for loan losses; a decline in collateral for our loans, especially real estate; unanticipated unavailability of employees; increased cyber security risks as employees work remotely; a prolonged weakness in economic conditions resulting in a reduction of future projected earnings could necessitate a valuation allowance against our current outstanding deferred tax assets; a triggering event leading to impairment testing on our goodwill or core deposit and customer relationships intangibles, which could result in an impairment charge; and increased costs as the Company and our regulators, customers and vendors adapt to evolving pandemic conditions.

Risks Related to Our Lending Activities

Many of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.

At December 31, 2022, we had $1.9 billion of commercial loans, consisting of $1.7 billion of commercial real estate and construction and land loans, representing 84.4% of total loans, and $188.5 million of commercial and industrial loans, representing 9.3% of total loans and for which real estate is not the primary source of collateral. The $1.7 billion of commercial real estate loans includes $237.7 million of multifamily loans and $13.2 million of commercial construction and land loans. The $188.5 million of commercial and industrial loans include $11.1 million of PPP loans.

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

Construction and land development loans totaled $13.2 million, or 0.7% of total loans as of December 31, 2022, of which $8.1 million were commercial real estate construction loans and $5.1 million were residential real estate construction loans. These loans involve additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to accurately evaluate the total funds required to complete a project and the related loan-to-value ratio. Higher than anticipated building costs may cause actual results to vary significantly from those estimated. For these reasons, this type of lending also typically involves higher loan principal amounts and may be concentrated with a small number of builders. A downturn in the commercial real estate market could increase delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Some of the builders we deal with have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss. In addition, during the term of some of our construction loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated, or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. In addition, construction loans involve additional cost as a result of the need to actively monitor the building process, including cost comparisons and on-site inspections.

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

At December 31, 2022, $110.6 million, or 5.5% of total loans, was secured by first liens on one-to-four family residential loans. In addition, at December 31, 2022, our home equity loans and lines of credit totaled $7.6 million. A portion of our one-to-four family residential real estate loan portfolio consists of jumbo loans that do not conform to secondary market mortgage requirements, and therefore are not immediately sellable to Fannie Mae or Freddie Mac because such loans exceed the maximum balance allowable for sale. Jumbo one-to-four family residential loans may expose us to increased risk because of their larger balances and because they cannot be immediately sold to government sponsored enterprises.

In addition, one-to-four family residential loans are generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values resulting from a downturn in the housing market in our market areas may reduce the value of the real estate collateral securing these types of loans and increase our risk of loss if borrowers’ default on their loans. Recessionary conditions or declines in the volume of real estate sales and/or the sales prices coupled with elevated unemployment rates may result in higher-than-expected loan delinquencies or problem assets, and a decline in demand for our products and services. These potential negative events may cause us to incur losses and adversely affect our business, financial condition and results of operations.

Agricultural lending and volatility in government regulations may adversely affect our financial condition and results of operations.

At December 31, 2022, agricultural loans, including agricultural real estate and operating loans, were $17.2 million, or 0.9% of total loans. Agricultural lending involves a greater degree of risk and typically involves higher principal amounts than other types of loans. Repayment is dependent upon the successful operation of the business, which is greatly dependent on many things outside the control of either us or the borrowers. These factors include adverse weather conditions that prevent the planting of a crops or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies, tariffs and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. Consequently, agricultural loans may involve a greater degree of risk than other types of loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment (some of which is highly specialized with a limited or no market for resale), or assets such as livestock or crops. In such cases, any repossessed collateral for a defaulted agricultural operating loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation or because the assessed value of the collateral exceeds the eventual realization value.

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

Historically, we have sold the guaranteed portion of our SBA 7(a) loans in the secondary market. These sales have resulted in gains or premiums on the sale of the loans and have created a stream of future servicing income. For the year ended December 31, 2022, we sold a total of $34.0 million in SBA loans (guaranteed portion) for a net gain of $2.7 million. There can be no assurance that we will be able to continue originating these loans, that a secondary market will exist or that we will continue to realize premiums upon the sale of the guaranteed portion of these loans. When we sell the guaranteed portion of our SBA 7(a) loans, we incur credit risk on the retained, non-guaranteed portion of the loans.

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

In addition, the FASB has adopted an accounting standard referred to as Current Expected Credit Loss, or CECL, which will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for credit losses only when they have been incurred and are probable, which is expected to require us to increase our allowance for loan losses and greatly increase the types of data we need to collect and review to determine the appropriate level of the allowance for credit losses. This accounting pronouncement is applicable to us effective January 1, 2023. As of the implementation date, following sensitivity analyses and considering changes in economic conditions, credit quality of the loan portfolio and changes in interest rates, management estimates that our adoption of the CECL model will result in a $1 million to $3 million increase to our allowance for credit losses for loans. Once finalized, the impact as a result of the adoption of this guidance will be recorded as a cumulative-effect, net of tax, adjustment to retained earnings effective January 1, 2023. The magnitude of the change in the Company’s allowance for credit losses at the adoption date will depend upon the nature and characteristics of the portfolio at the adoption date, as well as macroeconomic conditions and forecasts at that time, other management judgements, and continued refinement and validation of the model and methodologies. See also, “Note 1 — Organization and Summary of Significant Accounting Policies – Recent Accounting Guidance Not Yet Effective” in the Notes to the Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

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

Risks Related to Market and Interest Rate Changes

Our profitability is vulnerable to interest rate fluctuations.Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Since March 2022, in response to inflationary pressures, the Federal Open Market Committee (“FOMC”) of the Federal Reserve Board has increased the target range for the federal funds rate 425 basis points, including 125 basis points during the fourth calendar quarter of 2022, to a range of 4.25% to 4.50% as of December 31, 2022. As it seeks to control inflation without creating a recession, the FOMC has indicated further increases are expected during 2023. If the FOMC increases the targeted federal funds rates, overall interest rates will likely rise, which will positively impact our net interest income, but may negatively impact both the housing market, by reducing refinancing activity and new home purchases and the U.S. economy.

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

A sustained increase in market interest rates could adversely affect our earnings. A significant portion of our loans have fixed interest rates and longer terms than our deposits and borrowings. As is the case with many banks our emphasis on increasing core deposits has resulted in an increasing percentage of our deposits being comprised of certificates of deposit and other deposits yielding no or a relatively low interest rate, having a shorter duration than our assets. At December 31, 2022, we had $221.4 million in certificates of deposit that mature within one year and $1.8 billion in demand deposits, NOW accounts and savings, and money market accounts. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. Our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans and other investments.

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

Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by, or other adverse events affecting, the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material effect on our business, financial condition and results of operations. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security to assess the probability of receiving all contractual principal and interest payments on the security. There can be no assurance that the declines in market value will not result in other-than-temporary impairments of these assets and lead to accounting charges that could have a material adverse effect on our business, financial condition and results of operations. For the year ended December 31, 2022, we did not incur any other-than-temporary impairments on our securities portfolio.

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

We performed our test for goodwill impairment at December 31, 2022 and the test concluded that recorded goodwill was not impaired. Our test of goodwill for potential impairment is based on a qualitative assessment by management that takes into consideration macroeconomic conditions, industry and market conditions, cost or margin factors, financial performance and share price. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. If our judgment was incorrect, or if events or circumstances change, and an impairment of goodwill was deemed to exist, we would be required to write down our goodwill resulting in a charge against operations, which may materially adversely affect our results of operations.

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

The Company’s reported financial results depend on management’s selection of accounting methods and certain assumptions and estimates, which, if incorrect, could cause unexpected losses in the future.

The Company’s accounting policies and methods are fundamental to how the Company records and reports its financial condition and results of operations. The Company’s management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with generally accepted accounting principles and reflect management’s judgment regarding the most appropriate manner to report the Company’s financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances, yet might result in the Company’s reporting materially different results than would have been reported under a different alternative.

Certain accounting policies are critical to presenting the Company’s financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include the allowance for loan losses, estimations of fair value and income taxes. Because of the uncertainty of estimates involved in these matters, the Company may be required to do one or more of the following: significantly increase the allowance for loan losses and/or sustain credit losses that are significantly higher than the reserve provided, recognize significant losses on the remeasurement of certain asset and liability balances, or significantly increase its accrued taxes liability. For more information, refer to “Critical Accounting Estimates” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

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

Our security measures may not protect us from system failures or interruptions. We have established policies and procedures to prevent or limit the impact of system breaches, failures and interruptions. In addition, we outsource certain aspects of our data processing and other operational functions to certain third-party providers. While we select third-party vendors carefully, we do not control their actions. If our third-party providers encounter difficulties including those resulting from breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher transaction volumes, cyber-attacks and security breaches or if we otherwise have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected, and our ability to deliver products and services to our clients and otherwise conduct business operations could be adversely impacted. Replacing these third-party vendors could also entail significant delay and expense. Threats to information security also exist in the processing of client information through various other vendors and their personnel. We cannot assure you that such breaches, failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely.

Further, while we believe we maintain adequate insurance to cover these risks, our insurance coverage may not cover all losses resulting from breaches, system failures or other disruptions. The occurrence of any systems failure or interruption could damage our reputation and result in a loss of clients and business, could subject us to additional regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.

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

The FDIC, the Federal Reserve and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending, should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development and other land represent 100.0% or more of total capital, or (ii) total reported commercial real estate loans (as defined in the guidance) represent 300.0% or more of total capital. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. We have concluded that we have a concentration in commercial real estate lending under the foregoing standards because our balance in commercial real estate loans at December 31, 2022 represents more than 300% of total capital. Owner-occupied commercial real estate totaled 151.8% of total capital, while non-owner occupied commercial real estate totals an additional 330.4% of total capital. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations that could increase our costs of operations.

The banking industry is extensively regulated. Federal banking regulations are designed primarily to protect the deposit insurance funds and customers, not to benefit a company’s shareholders. These regulations may sometimes impose significant limitations on our operations. The significant federal and state banking regulations that affect us are described in this Form 10-K under the heading “Item 1. Business — Supervision and Regulation.” These regulations, along with the currently existing tax, accounting, securities, insurance, privacy and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Any new regulation or legislation, or change in existing regulation or oversight, whether a change in regulatory policy or a change in a regulator’s interpretation of a law or regulation, could have a material impact on our operations, increase our costs of regulatory compliance and of doing business and adversely affect our profitability. For example, changes in consumer privacy laws, such as the recently enacted CCPA and CPRA in California, or any non-compliance with such laws, could adversely affect our business, financial condition and results of operations. See “Item 1. Business—Supervision and Regulation—Privacy Standards” for additional information on the CCPA and the CPRA. Compliance with the CCPA, the CPRA and other state statutes or regulations designed to protect consumer personal data could potentially require us to implement substantive technology infrastructure and process changes. Non-compliance with the CCPA, the CPRA or similar laws and regulations could lead to substantial regulatory imposed fines and penalties, damages from private causes of action and/or reputational harm.

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

Climate change and related legislative and regulatory initiatives may materially affect the Company’s business and results of operations.

The effects of climate change continue to create an alarming level of concern for the state of the global environment. As a result, the global business community has increased its political and social awareness surrounding the issue, and the United States has entered into international agreements in an attempt to reduce global temperatures, such as reentering the Paris Agreement. Further, the U.S. Congress, state legislatures and federal and state regulatory agencies continue to propose numerous initiatives to supplement the global effort to combat climate change. Similar and even more expansive initiatives are expected under the current administration, including potentially increasing supervisory expectations with respect to banks’ risk management practices, accounting for the effects of climate change in stress testing scenarios and systemic risk assessments, revising expectations for credit portfolio concentrations based on climate-related factors and encouraging investment by banks in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change. The lack of empirical data surrounding the credit and other financial risks posed by climate change render it difficult, or even impossible, to predict how specifically climate change may impact our financial condition and results of operations; however, the physical effects of climate change may also directly impact us. Specifically, unpredictable and more frequent weather disasters may adversely impact the real property, and/or the value of the real property, securing the loans in our portfolios. Additionally, if insurance obtained by our borrowers is insufficient to cover any losses sustained to the collateral, or if insurance coverage is otherwise unavailable to our borrowers, the collateral securing our loans may be negatively impacted by climate change, natural disasters and related events, which could impact our financial condition and results of operations. Further, the effects of climate change may negatively impact regional and local economic activity, which could lead to an adverse effect on our customers and impact the communities in which we operate. Overall, climate change, its effects and the resulting, unknown impact could have a material adverse effect on our financial condition and results of operations.

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

We have certain loans and investment securities, indexed to LIBOR to calculate the interest rate. ICE Benchmark Administration, the authorized and regulated administrator of LIBOR, ended publication of the one-week and two-month LIBOR (for U.S. dollars) tenors on December 31, 2021 and the remaining LIBOR (for U.S. dollars) tenors will end publication in June 2023. Financial services regulators and industry groups have collaborated to develop alternate reference rate indices or reference rates. The transition to a new reference rate requires changes to contracts, risk and pricing models, valuation tools, systems, product design and hedging strategies. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR (with the exception of overnight repurchase agreements, which are expected to be based on the Secured Overnight Financing Rate, or SOFR). Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and to a lesser extent securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings. The language in our LIBOR-based contracts and financial instruments has developed over time and may have various events that trigger when a successor rate to the designated rate would be selected. If a trigger is satisfied, contracts and financial instruments may give the calculation agent discretion over the substitute index or indices for the calculation of interest rates to be selected. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our borrowers or our existing borrowings may result in our incurring significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with clients and creditors over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have an adverse effect on our results of operations.

Ineffective liquidity management could adversely affect our financial results and condition.

Liquidity is essential to our business. We rely on a number of different sources in order to meet our potential liquidity demands. Our primary sources of liquidity are increases in deposit accounts, cash flows from loan payments and our securities portfolio. Borrowings also provide us with a source of funds to meet liquidity demands. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically, or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans and deposits are concentrated, negative operating results, or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry or deterioration in credit markets. Any decline in available funding in amounts adequate to finance our activities or on terms which are acceptable could adversely impact our ability to originate loans, invest in securities, meet our expenses, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could, in turn, have a material adverse effect on our business, financial condition and results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity” of this Form 10-K.

Several of our large depositors have relationships with each other, which creates a higher risk that one client’s withdrawal of its deposit could lead to a loss of other deposits from clients within the relationship, which, in turn, could force us to fund our business through more expensive and less stable sources.

As of December 31, 2022, our ten largest depositors, none of which include brokered deposits, accounted for $215.1 million in deposits, or approximately 11.0% of total deposits. Several of our large depositors are affiliated locals of labor unions or have business, family, or other relationships with each other, which creates a risk that any one client’s withdrawal of its deposit could lead to a loss of other deposits from clients within the relationship. At December 31, 2022, $666.8 million, or 32.0%, of our total deposits were comprised of deposits from labor unions, representing 704 different local unions with an average deposit balance per local union of approximately $842,000. At December 31, 2022, nine labor unions had aggregate deposits of $10.0 million or more, totaling $132.5 million, or 6.8% of our total deposits.

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

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and our stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located at 500 Ygnacio Valley Road, Suite 200, Walnut Creek, California 94596. Including our principal executive offices, we operate a total of 34 full-service banking branches consisting of branch offices in Northern and Southern California; Denver, Colorado and Custer, Delta, and Grand counties, Colorado; Seattle, Washington and Central New Mexico at December 31, 2022. At December 31, 2022, we owned 15 of our banking branches and leased the remaining 19 branches, which leases expire on various dates through 2030. At December 31, 2022, all of our leases have an option to renew with renewal periods between three and 12 years. Many of our branches are equipped with automated teller machines and drive through facilities. We believe all of our facilities are suitable for our operational needs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General.  Our common stock, since May 4, 2018, is listed on the NASDAQ Global Select Market under the symbol “BCML”. At March 24, 2023, we had approximately 804 shareholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms).

On February 23, 2023 the Company announced that its Board of Directors declared a quarterly cash dividend of $.10 per share on the Company's outstanding common stock, which represents an increase of 100% over the $0.05 per share quarterly dividend declared on November 16, 2022. The cash dividend will be payable on April 14, 2023 to shareholders of record as of the close of business on March 10, 2023.

BayCom commenced paying dividends in 2022, during which time its Board of Directors declared four quarterly cash dividends of $0.05 per share. The Company’s cash dividend payout policy is reviewed regularly by management and the Board of Directors. Any dividends declared and paid in the future would depend upon a number of factors, including capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. Management’s current projections indicate an expectation that the regular quarterly cash dividends will continue for the foreseeable future. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Our future payment of dividends may depend, in part, upon receipt of dividends from the Bank, which are restricted by federal regulations.

Stock Repurchases.  The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended December 31, 2022:

			Total number of shares	Maximum number of
			purchased as part of	shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
	shares purchased	paid per share	plans or programs	plans or programs

October 1, 2022 - October 31, 2022	89,663	$18.26	89,663	629,114
November 1, 2022 - November 30, 2022	24,641	18.86	24,641	604,473
December 1, 2022 - December 31, 2022	122,681	18.79	122,681	481,792
	236,985	$18.60	236,985

On October 24, 2022, the Company announced that its Board of Directors approved a sixth stock repurchase program, which commenced in December 2022 following the expiration of the fifth stock repurchase program, pursuant to which the Company is authorized to repurchase up to five percent of the BayCom’s common stock, or approximately 645,000 shares. The existing stock repurchase program will expire on October 24, 2023, unless sooner completed. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares.

During the year ended December 31, 2022, the Company purchased a total of 905,740 shares of the Company’s common stock at an average price of $19.83 per share, compared to 648,734 shares at an average price of $17.81 per share during the year ended December 31, 2021.

Equity Compensation Plan Information.  The equity compensation plan information presented under subparagraph (d) in Part III, Item 11 of this Form 10-K is incorporated herein by reference.

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

History and Overview

BayCom is a bank holding company headquartered in Walnut Creek, California. The Company’s wholly owned banking subsidiary, United Business Bank, provides a broad range of financial services primarily to businesses and business owners, as well as individuals, through its network of 34 full-service branches at December 31, 2022, with 16 locations in California, two in Washington, five in New Mexico and 11 in Colorado.

Our principal objective is to continue to increase shareholder value and generate consistent earnings growth by expanding our commercial banking franchise through both strategic acquisitions and organic growth. Since 2010, we have expanded our geographic footprint through ten strategic acquisitions, which includes our most recent acquisition of PEB which closed in February 2022. We believe our strategy of selectively acquiring and integrating community banks has provided us with economies of scale and improved our overall franchise efficiency. We expect to continue to pursue strategic acquisitions and believe our targeted market areas present us with many and varied acquisition opportunities. We are also focused on organic growth, expense management and believe the markets in which we operate currently provide meaningful opportunities to expand our commercial client base and increase our current market share. We believe our geographic footprint, which includes the San Francisco Bay Area and the metropolitan markets of Los Angeles, California, Seattle, Washington, Denver, and Colorado and community markets including Albuquerque, New Mexico, and Custer, Delta and Grand counties, Colorado, provides us with access to low cost, stable core deposits in community markets that we can use to fund commercial loan growth. We strive to provide an enhanced banking experience for our clients by providing them with a comprehensive suite of sophisticated banking products and services tailored to meet their needs, while delivering the high-quality, relationship-based client service of a community bank. At December 31, 2022, the Company, on a consolidated basis, had assets of $2.5 billion, deposits of $2.1 billion and shareholders’ equity of $317.1 million.

We continue to focus on growing our commercial loan portfolios through acquisitions as well as organic growth. At December 31, 2022, we had $2.0 billion in total loans. Of this amount $527.8 million, or 26.1%, consisted of loans we acquired (all of which were recorded to their estimated fair values at the time of acquisition), and $1.5 billion, or 73.9%, consisted of loans we originated.

The profitability of our operations depends primarily on our net interest income after provision for loan losses, which is the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities less the provision for loan losses. The significant increase in the targeted federal funds rate during the period ended December 31, 2022, resulted in a larger impact to our interest earning assets than to our interest-bearing liabilities, thereby increasing our net interest margin to 3.90% for the year ended December 31, 2022, as compared to 3.34% for the year ended December 31, 2021. The increase in net interest margin during 2022 primarily reflects higher yields on average interest earning assets and average cost of interest-bearing liabilities. The higher yields on average interest earning assets compared to a year earlier was largely due to the impact of the higher targeted Fed Funds Rate resulting in higher yields on new loan originations, offset by higher cost of funds. Loan yields in 2022 were also impacted favorably as a result of recognition of unamortized deferred fee income on PPP loans forgiven and repaid by the SBA.

Changes in market interest rates, the slope of the yield curve, and interest we earn on interest earning assets or pay on interest bearing liabilities, as well as the volume and types of interest earning assets, interest bearing and noninterest bearing liabilities and shareholders’ equity, usually have the largest impact on changes in our net interest spread, net interest margin and net interest income during a reporting period. Since March 2022, in response to inflationary pressures, the FOMC of the Federal Reserve Board has increased the target range for the federal funds rate 425 basis points, including 125 basis points during the fourth calendar quarter of 2022, to a range of 4.25% to 4.50% as of December 31, 2022. As it seeks to control inflation without creating a recession, the FOMC has indicated further increases are expected during 2023. If the FOMC increases the targeted federal funds rates, overall interest rates will likely rise, which will positively impact our net interest income, but may negatively impact the U.S. economy. The increase in the average yield on interest-earning assets during the current year reflects the lagging benefit of variable rate interest-earnings assets beginning to reprice higher. We believe our balance sheet is structured to enhance our net interest margin if the FOMC continues to raise the targeted federal funds rate in an effort to curb inflation, which appears likely based on recent Federal Reserve communications and interest rate forecasts.

The provision for loan losses is dependent on changes in our loan portfolio and management’s assessment of the collectability of our loan portfolio, as well as prevailing economic and market conditions. We recorded a $4.4 million provision for loan losses for the year ended December 31, 2022, primarily due to $3.2 million in net charge-offs during the year ended December 31, 2022, coupled with new loan production and, to a lesser extent, a deterioration in forecasted economic conditions and indicators utilized to estimate loan losses, compared to a $466,000 provision for loan losses recorded in 2021.

Our net income is also affected by noninterest income and noninterest expenses. Noninterest income consists of, among other things: (i) service charges on loans and deposits; (ii) gain on sale of loans; and (iii) other noninterest income. Our noninterest income decreased $595,000 during the year ended December 31, 2022, as compared to 2021, primarily attributable to a $2.0 million decrease in gain on sale of loans. Noninterest expense includes, among other things: (i) salaries and related benefits; (ii) occupancy and equipment expense; (iii) data processing; (iv) FDIC and state assessments; (v) outside and professional services; (vi) amortization of intangibles; and (vii) other general and administrative expenses. Our noninterest expenses increased $10.8 million during the year ended December 31, 2022, as compared to 2021. The increase was primarily attributable to a $6.7 million increase in salaries and employee benefits as a result of an increase in the number of full-time equivalent employees, reflecting our acquisition of PEB in February 2022, coupled with retention incentives and salary adjustments due to upward market pressure on wages in 2022. Noninterest income and noninterest expenses are impacted by the growth of our banking operations and growth in the number of loan and deposit accounts.

Business Strategy

Our strategy is to continue to make strategic acquisitions of financial institutions within the Western United States, grow organically and preserve our strong asset quality through disciplined lending practices. We seek to achieve these results by focusing on the following:

●	Strategic Consolidation of Community Banks. We believe our strategy of selectively acquiring and integrating community banks has provided us with economies of scale and improved our overall franchise efficiency. We expect to continue to pursue strategic acquisitions of financial institutions and believe our target market areas present us with numerous acquisition opportunities as many of these financial institutions will continue to be burdened and challenged by new and more complex banking regulations, resource constraints, competitive limitations, rising technological and other business costs, management succession issues and liquidity concerns. In addition, we believe that the breadth of our operating experience and successful track record of integrating prior acquisitions increases the potential acquisition opportunities available to us. We will continue to employ a disciplined approach to our acquisition strategy and only seek to identify and partner with financial institutions that possess attractive market share, low-cost deposit funding and compelling noninterest income generating businesses. Our disciplined approach to acquisitions, consolidations and integrations, includes the following: (i) selectively acquiring community banking franchises only at appropriate valuations, after taking into account risks that we perceive with respect to the targeted bank; (ii) completing comprehensive due diligence and developing an appropriate plan to address any non-acquired credit problems of the targeted institution; (iii) identifying an achievable cost savings estimate; (iv) executing definitive acquisition agreements that we believe provide adequate protections to us; (v) installing our credit procedures, audit and risk management policies and procedures, and compliance standards upon consummation of the acquisition; (vi) collaborating with the target’s management team to execute on synergies and cost saving opportunities related to the acquisition; and (vii) involving a broader management team across multiple departments in order to help ensure the successful integration of all business functions. We believe this approach allows us to realize the benefits of our acquisition and consolidation strategy. We also expect to continue to manage our branch network in order to ensure effective coverage for clients while minimizing any geographic overlap and driving corporate efficiency.
●	Enhance the Performance of the Banks We Acquire. We strive to successfully integrate the banks we acquire into our existing operational platform and enhance shareholder value through the creation of efficiencies within the combined operations. We seek to realize operating efficiencies from our recently completed acquisitions by utilizing technology to streamline our operations. We continue to centralize the back-office functions of our acquired banks, as well as realize cost savings through the use of third-party vendors and technology, in order to take advantage of economies of scale as we continue to grow. We intend to focus on initiatives that we believe will provide opportunities to enhance earnings, including the continued rationalization of our retail banking footprint through the evaluation of possible branch consolidations or opportunities to sell branches.
●	Focus on Lending Growth in Our Metropolitan Markets While Increasing Deposits in Our Community Markets. Our banking footprint has given us experience operating in small communities and large cities. We believe that our presence in smaller communities gives us a relatively stable source of low-cost core deposits, while our more metropolitan markets represent strong long term growth opportunities to expand our commercial client base and increase our current market share through organic growth. In acquiring

United Business Bank, FSB in 2017, we acquired a large deposit base from the local and regional unionized labor community. As of December 31, 2022, our top ten depositors, which included nine labor unions accounted for roughly 6.8% of our total deposits. At that date, nearly 37.1% of our deposit base was comprised of noninterest bearing demand deposit accounts, significantly lowering our aggregate cost of funds.
●	Our Team of Seasoned Bankers Represents an Important Driver of our Organic Growth by Expanding Banking Relationships with Current and Potential Clients. We expect to continue to make opportunistic hires of talented and entrepreneurial bankers, to further augment our growth. Our bankers are incentivized to increase the size of their loan and deposit portfolios and generate fee income while maintaining strong credit quality. We also seek to cross sell our various banking products, including our deposit products, to our commercial loan clients, which provides a basis for expanding our banking relationships as well as a stable, low-cost deposit base. We believe we have built a scalable platform that will support our recent growth as well as efficiently and effectively manage our anticipated growth in the future, both organically and through acquisitions.
●	Preserve Our Asset Quality Through Disciplined Lending Practices. Our approach to credit management uses well defined policies and procedures, disciplined underwriting criteria and ongoing risk management. We believe we are a competitive and effective commercial lender, supplementing ongoing and active loan servicing with early-stage credit review provided by our bankers. This approach has allowed us to maintain loan growth with a diversified portfolio of assets. We believe our credit culture supports accountability amongst our bankers, who maintain an ability to expand our client base as well as make sound decisions for our Company. As of December 31, 2022, our ratio of nonperforming assets to total assets was 0.61% and our ratio of nonperforming loans to total loans was 0.75%. In the 18 years since our inception, which timeframe includes the recent recession in the U.S. and a global pandemic, we have cumulative net charge-offs of $10.3 million. We believe our success in managing asset quality is illustrated by our aggregate net charge-off history.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP. In doing so, we have to make estimates and assumptions. Our critical accounting estimates are those estimates that involve a significant level of uncertainty at the time the estimate was made, and changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. Accordingly, actual results could differ materially from our estimates. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We have reviewed our critical accounting estimates with the audit committee of our Board of Directors.

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

See Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a summary of significant accounting policies and the effect on our financial statements.

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

BayCom’s Response to COVID-19

The Company maintains its commitment to supporting its community and clients during the COVID-19 pandemic and remains focused on keeping its employees safe and the Bank running effectively to serve its clients. As of December 31, 2022, all Bank branches were open with normal hours and substantially all employees had returned to their normal working environments. The Bank will continue to monitor branch access and occupancy levels in relation to cases and close contact scenarios and follow governmental restrictions and public health authority guidelines.

Comparison of Financial Condition at December 31, 2022 and 2021

Total assets.  Total assets increased $162.6 million, or 6.9%, to $2.5 billion at December 31, 2022 from $2.4 billion at December 31, 2021. The increase was primarily due to loans receivable, net, increasing $355.0 million, or 21.6%, as a result of the PEB Merger and new loan originations, partially offset by loan repayments and sales during the year. In addition, other assets increased $15.7 million or 52.5% and right-of-use assets (“ROU”) increased $4.4 million or 36.6%, partially offset by decreases in cash and cash equivalent of $202.9 million or 53.4% and investment securities available-for-sale of $6.7 million or 3.8%.

Cash and cash equivalents.  Cash and cash equivalents decreased $202.9 million, or 53.4%, to $176.8 million at December 31, 2022 from $379.7 million at December 31, 2021. The decrease primarily was due to $208.7 million decrease in federal funds sold and interest-bearing balances in banks, which was used to fund new loan originations and the managed run-off of higher cost time deposits.

Securities.  Investment securities, all of which are classified as available-for-sale, decreased $6.7 million, or 3.8%, to $167.8 million at December 31, 2022 from $174.4 million at December 31, 2021. The decrease primarily was due to a $23.8 million fair value adjustment related to unrealized losses on investment securities available-for-sale and $11.0 million in routine amortization and repayment of investment principal balances and securities called and matured, partially offset by the purchase of $28.9 million of investment securities during the year ended December 31, 2022.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our available for sale investment securities as of December 31, 2022. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average yields were calculated by multiplying each carrying value by its yield and dividing the sum of these results by the total carrying values. Yields on tax-exempt investments are not calculated on a fully tax equivalent basis.

	Amount Due or Repricing Within:
	One Year		Over One		Over Five		Over
	or Less		to Five Years		to Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

	(Dollars in thousands)
U.S. Government Agencies	$1,505	4.28%	$—	—%	$—	—%	$—	—%	$1,505	4.28%
Preferred equity securities	—	—	18,330	0.05	—	—	—	—	18,330	0.05
Municipal securities	1,155	2.20	5,902	2.11	10,888	1.37	3,154	4.27	21,099	2.06
Mortgage-backed securities	23	3.48	5,103	3.03	6,081	1.69	25,992	2.83	37,199	2.67
Collateralized mortgage obligations	2,310	3.23	4,623	3.63	3,658	2.26	17,562	2.04	28,153	2.43
SBA securities	1	4.12	264	5.96	1,044	2.77	3,072	4.76	4,381	4.36
Corporate bonds	—	—	3,000	5.00	73,400	4.28	1,500	5.69	77,900	4.33
Total	$4,994	3.31%	$37,222	3.29%	$95,071	3.68%	$51,280	2.85%	$188,567	3.42%

See “Note 3 – Investment Securities” in the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for additional information on our investment securities.

Loans, net.  We originate a wide variety of loans with a focus on commercial real estate (“CRE”) loans and commercial and industrial loans. Loans receivable, net of allowance for loan losses, increased $355.0 million, or 21.6%, to $2.0 billion at December 31, 2022, from $1.7 billion at December 31, 2021. The increase was primarily due to $412.9 million of net loans acquired in the PEB Merger and $442.8 million of new loan originations and purchases, partially offset by $469.6 million of loan repayments, including $155.1 million in PPP loans, and $34.0 million in loan sales. Loan originations in 2022 were concentrated in California markets, primarily Los Angeles, Irvine/Southern California, San Francisco Bay Area and Sacramento/Northern California with commercial and multifamily real estate secured loans accounting for the majority of the originations.

The following table provides information about our loan portfolio by type of loan, with PCI loans presented as a separate balance, at the dates presented.

	As of December 31,
	2022		2021
		Percent		Percent
		of		of
	Amount	Total	Amount	Total

	(Dollars in thousands)
Commercial and industrial (1)	$184,521	9.1%	$229,871	13.8%
Real estate:
Residential	109,927	5.4	116,656	7.0
Multifamily residential	234,868	11.6	206,960	12.4
Owner occupied CRE	641,815	31.8	393,978	23.6
Non-owner occupied CRE	807,996	40.0	688,600	41.3
Construction and land	9,109	0.5	13,371	0.8
Total real estate	1,803,715	89.3	1,419,565	85.2
Consumer	4,183	0.2	5,138	0.3
PCI loans	28,787	1.4	12,219	0.7
Total Loans	2,021,206	100.0%	1,666,793	100.0%
Net deferred loan fees	(82)		(1,903)
Allowance for loan losses	(18,900)		(17,700)
Loans, net	$2,002,224		$1,647,190

(1)   Includes $11.1 million and $69.6 million of PPP loans as of December 31, 2022 and 2021, respectively.

The following table shows at December 31, 2022, the geographic distribution of our loan portfolio in dollar amounts and percentages.

	San Francisco Bay				Total in State of
	Area(1)		Other California(2)		California		All Other States(3)		Total
		% of		% of		% of		% of		% of
		Total in		Total in		Total in		Total in		Total in
	Amount	Category	Amount	Category	Amount	Category	Amount	Category	Amount	Category

	(Dollars in thousands)
Commercial and industrial	$54,056	7.8%	$92,546	10.1%	$146,602	9.1%	$41,936	10.2%	$188,538	9.3%
Real estate:
Residential	17,112	2.5%	52,081	5.7%	69,193	4.3%	41,413	10.1%	110,606	5.5%
Multifamily residential	58,533	8.4%	108,198	11.8%	166,731	10.4%	70,974	17.3%	237,705	11.8%
Owner occupied CRE	242,755	35.0%	363,210	39.7%	605,965	37.6%	52,191	12.7%	658,156	32.6%
Non-owner occupied CRE	321,523	46.3%	289,528	31.6%	611,051	37.9%	197,804	48.1%	808,855	40.0%
Construction and land	—	—%	8,678	0.9%	8,678	0.5%	4,485	1.1%	13,163	0.7%
Total real estate	639,923		821,695		1,461,618		366,867		1,828,485
Consumer	391	0.1%	1,672	0.2%	2,063	0.1%	2,120	0.5%	4,183	0.2%
Total loans	$694,370		$915,913		$1,610,283		$410,923		$2,021,206

(1)   Includes Alameda, Contra Costa, Solano, Sonoma, Marin, San Francisco, San Joaquin, San Mateo and Santa Clara counties.

(2) Includes loans located in Sacramento and Northern California counties totaling $507.7 million and loans located in Los Angeles and Orange counties totaling $189.6 million.

(3)   Includes loans located in the states of Colorado, New Mexico, Washington and other states. At December 31, 2022, loans in Colorado, New Mexico and Washington totaled $97.2 million, $51.3 million and $87.4 million, respectively.

The following table provides information about our loan portfolio segregated by legacy and acquired loans, net of their discounts at the dates presented.

	As of December 31,
	2022			2021
	Non-			Non-
	Acquired	Acquired	Total	Acquired	Acquired	Total

	(Dollars in thousands)
Commercial and industrial	$156,363	$28,158	$184,521	$226,499	$3,372	$229,871
Real estate:
Residential	101,077	8,850	109,927	98,707	17,949	116,656
Multifamily residential	234,610	258	234,868	203,599	333	203,932
Owner-occupied CRE	488,904	152,911	641,815	384,778	4,087	388,865
Non-owner occupied CRE	770,021	37,975	807,996	683,997	12,744	696,741
Construction and land	5,739	3,370	9,109	12,809	562	13,371
Total real estate	1,600,351	203,364	1,803,715	1,383,890	35,675	1,419,565
Consumer	4,183	—	4,183	5,118	20	5,138
PCI loans	2,930	25,857	28,787	—	12,219	12,219
Total Loans	1,763,827	257,379	2,021,206	1,615,507	51,286	1,666,793
Deferred loan fees and costs, net	(82)	—	(82)	(1,907)	4	(1,903)
Allowance for loan losses	(18,900)	—	(18,900)	(17,700)	—	(17,700)
Loans, net	$1,744,845	$257,379	$2,002,224	$1,595,900	$51,290	$1,647,190

The following table schedules illustrate the contractual maturity and repricing information for our loan portfolio at December 31, 2022. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. Purchased credit impaired loans are reported at their contractual interest rate. The schedule does not reflect the effects of possible prepayments or enforcement of due on sale clauses.

		Maturing	Maturing
	Maturing	After One	After Five	Maturing
	Within	to Five	to Fifteen	After Fifteen
	One Year	Years	Years	Years	Total

	(Dollars in thousands)
Commercial and industrial	$25,698	$81,608	$74,797	$2,418	$184,521
Real estate:
Residential	1,764	39,273	32,783	36,107	109,927
Multifamily residential	1,014	35,602	103,929	94,323	234,868
Owner-occupied CRE	32,745	136,555	333,671	138,844	641,815
Non-owner occupied CRE	52,487	113,599	635,212	6,698	807,996
Construction and land	1,684	979	6,139	307	9,109
Total real estate	89,694	326,008	1,111,734	276,279	1,803,715
Consumer and other	1,721	785	1,677	—	4,183
PCI loans	1,100	8,482	9,736	9,469	28,787
Total loans	$118,213	$416,883	$1,197,944	$288,166	$2,021,206

The following table sets forth the amounts of loans due after December 31, 2023 with fixed or adjustable rates:

		Floating or
	Fixed	Adjustable
	Rate	Rate	Total

	(Dollars in thousands)
Commercial and industrial	$110,006	$48,817	$158,823
Real estate:
Residential	27,657	80,506	108,163
Commercial Real Estate	466,921	1,131,512	1,598,433
Construction and land	511	6,914	7,425
Total real estate	495,089	1,218,932	1,714,021
Consumer and other	332	2,130	2,462
PCI loans	2,902	24,785	27,687
Total loans	$608,329	$1,294,664	$1,902,993

The following table sets forth the originations, purchases, sales and repayments of loans as of the dates indicated.

	Years ended December 31,
	2022	2021	2020

	(Dollars in thousands)
Loans originated
Commercial and industrial	$16,461	$108,275	$157,997
Real estate:
Residential	1,202	6,855	7,040
Multifamily residential	46,215	30,795	14,623
Owner occupied CRE	142,819	82,457	53,167
Non-owner occupied CRE	220,139	288,096	92,352
Construction and land	1,381	4,309	6,277
Total real estate	411,756	412,512	173,459
Consumer	518	24	97
Total loans originated	428,735	520,811	331,553
Loans purchased or acquired through acquisitions
Loans acquired through acquisitions, net	412,851	—	98,410
Other loans purchased	14,082	11,950	67,636
Loans sold
Commercial and Industrial	(5,604)	(12,471)	(9,918)
Owner occupied CRE	(28,353)	(32,880)	(14,035)
Non-owner occupied CRE	—	(495)	—
Other
Principal repayments	(469,567)	(467,531)	(281,020)
Transfer to real estate owned	—	—	(505)
Increase in allowance for loan losses and other items, net	(1,200)	(200)	(10,100)
Net increase in loans receivable and loans held for sale	$350,944	$19,184	$182,021

Nonperforming assets and nonaccrual loans.  Nonperforming assets consist of nonaccrual loans, accruing loans more than 90 days delinquent and other real estate owned (“OREO”). Nonperforming assets increased $8.3 million to $15.2 million, or 0.75% of total loans, at December 31, 2022 compared to $6.9 million, or 0.41% of total loans, at December 31, 2021, due to a $7.4 million increase in nonaccrual loans and a $934,000 increase in accruing loans 90 days and more past due. The increase in nonperforming loans was primarily due to a $5.1 million multi-family real estate loan which was placed on nonaccrual status during the third quarter of 2022 and $934,000 in accruing SBA guaranteed PPP loans which were 90 days or more past due and in the process of forgiveness at December 31, 2022.  At December 31, 2022 and 2021, $839,000 and $822,000 of the Company’s nonperforming loans were guaranteed by governmental agencies, respectively. Other real estate owned totaled $21,000 at both December 31, 2022, and December 31, 2021.

 Accruing loans past due 30 to 89 days totaled $1.5 million at December 31, 2022, compared to $2.6 million at December 31, 2021. The decrease in past due 30 to 89 days at December 31, 2022 primarily related loans which have since been brought current. At December 31, 2022 and December 31, 2021, nonaccrual loans included $2.5 million and $113,000 of loans 30-89 days past due and $4.0 million and $2.5 million of loans less than 30 days past due, respectively. At December 31, 2022, the $4.0 million of loans less than 30 days past due was comprised of 14 loans all of which were placed on nonaccrual due to concerns over the financial condition of the borrowers.

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

●	Pass rated loans (typically performing loans) are accounted for in accordance with ASC Topic 310-20 “Nonrefundable Fees and Other Costs” as these loans do not have evidence of credit deterioration since origination.
●	Non-impaired loans (typically performing substandard loans) are accounted for in accordance with ASC Topic 310-30, if they display at least some level of credit deterioration since origination.
●	Impaired loans (typically substandard loans on nonaccrual status) are accounted for in accordance with ASC Topic 310-30, as they display significant credit deterioration since origination.

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

Troubled debt restructured loans.  Troubled debt restructurings, or TDRs, which are accounted for under ASC Topic 310-40, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a below market interest rate, a reduction in principal, or a longer term to maturity. TDR loans at December 31, 2022 totaled $6.3 million, of which $759,000 were accruing and performing according to their restructured terms compared to $2.4 million, of which $805,000 were accruing and performing according to their restructured terms at December 31, 2021. The accruing TDR loans are not considered nonperforming assets as they continue to accrue interest despite being considered impaired due to the restructured status. There was a related allowance for loan losses on the TDR loans totaled $393,000 and zero at December 31, 2022 and 2021, respectively.

The following table sets forth the nonperforming loans, nonperforming assets and troubled debt restructured loans as of the dates indicated:

	December 31,	December 31,
	2022	2021

	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Commercial and industrial	$869	$753
Real estate:
Residential	2,213	1,587
Multifamily residential	5,351	200
Owner occupied CRE	5,491	3,990
Non-owner occupied CRE	365	322
Construction and land	—	36
Total real estate	13,420	6,135
Consumer	—	—
Total nonaccrual loans	14,289	6,888
Accruing loans 90 days or more past due	934	—
Total nonperforming loans	15,223	6,888
Real estate owned	21	21
Total nonperforming assets (1)	$15,244	$6,909
Troubled debt restructurings – performing	759	805
PCI loans	$28,787	$12,219
Nonperforming assets to total assets (1)	0.61%	0.29%
Nonperforming loans to total loans (1)	0.75%	0.41%
(1)	Performing TDRs are neither included in nonperforming loans above nor are they included in the numerators used to calculate these ratios. Loans under ASC Topic 310-30 are considered performing and are not included in nonperforming assets in the table above.

At December 31, 2022 and December 31, 2021, we had no credit impaired loans under ASC Topic 310-30 that were 90 days past due and still accruing.

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

For the specific component, the allowance for loan losses is established for impaired loans. Management evaluates current information and events regarding a borrower’s ability to repay its obligations and considers a loan to be impaired when the ultimate collectability of amounts due, according to the contractual terms of the loan agreement, is in doubt. If an impaired loan is collateral-dependent, the fair value of the collateral, less the estimated cost to sell, is used to determine the amount of impairment. If an impaired loan is not collateral-dependent, the impairment amount is determined using the negative difference, if any, between the estimated discounted cash flows and the loan amount due. For impaired loans, the amount of the impairment can be adjusted, based on current data, until such time as the actual basis is established by acquisition of the collateral or until the basis is collected. Impairment losses are reflected in the allowance for loan losses through a charge to the provision for credit losses. Subsequent recoveries are credited to the allowance for loan losses. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied first to principal. The calculation of the allowance for loan losses at both December 31, 2022 and December 31, 2021 excludes the balance of PPP loans held in portfolio as of those dates as PPP loans are fully guaranteed by the SBA.

In accordance with acquisition accounting, loans acquired from acquisitions were recorded at their estimated fair value, which resulted in a net discount to the loans contractual amounts. Credit discounts are included in the determination of fair value and as a result, no allowance for loan losses is recorded for acquired loans at the acquisition date. However, the allowance for loan loss includes an estimate for credit deterioration of acquired loans that occurs after the date of acquisition, which is included in the loan loss provision in the period that the deterioration occurred. The discount recorded on the acquired loans is not reflected in the allowance for loan losses or related allowance coverage ratios. As of December 31, 2022, acquired loans net of their discount totaled $257.4 million with a remaining net discount on these loans of $522,000, and $51.3 million of acquired loans with a remaining net discount on these loans of $2.1 million at December 31, 2021. The net discount includes a credit discount based on estimated losses in the acquired loans partially offset a premium, if any, based market interest rates on the date of acquisition. The decrease in the net discount on acquired loans at December 31, 2022, compared to December 31, 2021, was due to a net premium on the PEB loans given the higher yielding portfolio compared to current market interest rates.

The following table shows certain credit ratios at and for the periods indicated and each component of the ratio’s calculations.

	Year ended December 31,
	2022	2021	2020

	(Dollars in thousands)
Allowance for loan losses as a percentage of total loans outstanding at period end	0.94%	1.06%	1.06%
Allowance for loan losses	$18,900	$17,700	$17,500
Total loans outstanding	2,021,124	1,664,890	1,643,312

Nonaccrual loans as a percentage of total loans outstanding at period end	0.71%	0.41%	0.51%
Total nonaccrual loans	$14,289	$6,888	$8,421
Total loans outstanding	2,021,124	1,664,890	1,643,312

Allowance for loan losses as a percentage of nonaccrual loans at period end	132.27%	256.97%	207.81%
Allowance for loan losses	$18,900	$17,700	$17,500
Total nonaccrual loans	14,289	6,888	8,421

Net charge-offs/(recoveries) during period to average loans outstanding:
Commercial and industrial:	1.20%	0.09%	0.07%
Net charge-offs	$3,234	$221	$186
Average loans outstanding	270,245	260,000	278,970
Construction and land:	—%	(0.02)%	0.11%
Net (recoveries)/charge-offs	$—	$(4)	$20
Average loans outstanding	17,314	17,728	17,728
Commercial estate:	—%	—%	—%
Net charge-offs/(recoveries)	$1	$44	$(4)
Average loans outstanding	1,603,897	1,254,627	1,157,993
Residential:	—%	—%	—%
Net charge-offs	$—	$—	$1
Average loans outstanding	86,891	115,639	188,892
Consumer:	0.27%	0.21%	0.31%
Net charge-offs	$6	$5	$17
Average loans outstanding	2,240	2,371	5,425
Total loans:	0.16%	0.02%	0.01%
Total net charge-offs	$3,241	$266	$220
Total average loans outstanding	1,980,587	1,650,365	1,649,008

The following table shows the allocation of the allowance for loan losses at the indicated dates.

	As of December 31,
	2022			2021
			Percent of			Percent of
			Loans in			Loans in
		Allowance	Category		Allowance	Category
	Loan	by Loan	to Total	Loan	by Loan	to Total
	Balance	Category	Loans	Balance	Category	Loans

	(Dollars in thousands)
Commercial and industrial	$184,521	$2,885	9.1%	$229,871	$3,262	13.8%
Real estate:
Residential	109,927	1,742	5.4	116,656	1,536	7.0
Multifamily residential	234,868	1,124	11.6	206,960	1,197	12.4
Owner-occupied CRE	641,815	4,999	31.8	393,978	4,024	23.6
Non-owner occupied CRE	807,996	8,062	40.0	688,600	7,489	41.3
Construction and land	9,109	68	0.5	13,371	173	0.8
Total real estate	1,803,715	15,995	89.3	1,419,565	14,419	85.2
Consumer	4,183	20	0.2	5,138	19	0.3
PCI loans	28,787	—	1.4	12,219	—	0.7
Total Loans	$2,021,206	$18,900	100.0%	$1,666,793	$17,700	100.0%

The allowance for loan losses increased $1.2 million, or 6.8%, to $18.9 million, or 0.94% of total loans at December 31, 2022, compared $17.7 million, or 1.06% of total loans, at December 31, 2021. The decrease in the allowance for loan losses as a percentage of total loans outstanding at December 31, 2022, as compared to December 31, 2021, was due to the Company’s acquisition of PEB and related acquisition accounting as acquired loans were recorded at their estimate fair value at acquisition and no allowance for loan losses was recorded. We recorded net charge-offs of $3.2 million for the year ended December 31, 2022, compared to net charge-offs of $266,000 for the year ended December 31, 2021. The increase in net charge-offs was primarily due to one $4.5 million participation interest in a national shared credit, with total cumulative net charge-offs of $3.1 million during the year. Included in the carrying value of loans are net discounts on acquired loans which may reduce the need for an allowance for loan losses on these loans because they are carried at their estimated fair value on the date on which they were acquired.

As of December 31, 2022, we identified $15.0 million in impaired loans, inclusive of $14.3 million of nonperforming loans and $759,000 of performing (accruing) TDR loans. Of these impaired loans, only $1.3 million had a specific allowance of $1.2 million recorded as of December 31, 2022. As of December 31, 2021, we identified $7.7 million in impaired loans, inclusive of $6.9 million of nonperforming loans and $765,000 of performing (accruing) TDR loans. Of these impaired loans, only $ 1.1 million had a specific allowance of $931,000 recorded as of December 31, 2021.

Management considers the allowance for loan losses at December 31, 2022 to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. A further decline in national and local economic conditions as a result the effects of inflation, a potential recession or slowed economic growth, and any governmental or societal responses to the COVID- 19 pandemic, among other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Right-of-use assets and lease liabilities.  The Company recognizes operating leases on the Consolidated Balance Sheet as ROU assets and lease liabilities based on the value of the discounted future lease payments. ROU assets increased $4.4 million, or 36.6%, to $16.6 million at December 31, 2022 from $12.1 million at December 31, 2021. Lease liabilities increased $4.5 million, or 35.4%, to $17.1 million at December 31, 2022 from $12.7 million at December 31, 2021. The increase in right-of-use assets and lease liabilities was due to leases acquired in the PEB Merger and modifications to existing leases during the year.

Premises and Equipment.  Premises and equipment decreased $1.1 million, or 7.6%, to $13.3 million at December 31, 2022 from $14.4 million at December 31, 2021. This decrease in premises and equipment was driven by normal amortization and depreciation expenses associated with these assets.

Deposits.  Deposits are our primary source of funding and consists of core deposits from the communities served by our branch and office locations. We offer a variety of deposit accounts with a competitive range of interest rates and terms to both consumers and businesses. Deposits include interest bearing and noninterest bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts. These accounts earn interest at rates established by management based on competitive market factors, management’s desire to increase certain product types or maturities, and in keeping with our asset/liability, liquidity and profitability objectives. Competitive products, competitive pricing and high touch client service are important to attracting and retaining these deposits. Total deposits increased $100.2 million, or 5.0%, to $2.1 billion at December 31, 2022 from $2.0 billion at December 31, 2021, primarily due to the $376.7 million of deposits acquired in the PEB Merger, partially offset by the managed run-off of higher cost time deposits and competitive pricing. Noninterest bearing deposits totaled $773.3 million, or 37.1% of total deposits, at December 31, 2022 compared to $710.1 million, or 35.8% of total deposits, at December 31, 2021.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered at the dates indicated.

	December 31,
	2022		2021
		Percent		Percent
		of Total		of Total	Increase/
	Amount	Deposits	Amount	Deposits	(Decrease)

	(Dollars in thousands)
Demand deposits	$773,274	37.1%	$710,137	35.8%	$63,137
NOW accounts and savings	441,064	21.2	484,847	24.4	(43,783)
Money market	577,792	27.7	568,094	28.6	9,698
Time deposits	293,349	14.1	222,161	11.2	71,188
Total	$2,085,479	100.0%	$1,985,239	100.0%	$100,240

The following table shows time deposits by maturity and rate as of December 31, 2022.

		After One	After Two
	One Year	Year Through	Years Through	After Three
	or Less	Two Years	Three Years	Years	Total

	(Dollars in thousands)
0.00 – 0.99%	$85,396	$10,566	$2,697	$4,756	$103,415
1.00 – 1.99%	22,033	11,312	31,856	210	65,411
2.00 – 2.99%	24,973	1,870	86	27	26,956
3.00% and above	88,963	5,955	1,969	680	97,567
Total	$221,365	$29,703	$36,608	$5,673	$293,349

As of December 31, 2022 and 2021, approximately $1.1 billion and $1.0 billion, respectively, of our total deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for United Business Bank’s regulatory reporting requirements. The following table sets forth the portion of our time deposits that are in excess of the FDIC insurance limit, by remaining time until maturity, as of December 31, 2022.

(In thousands)
Less than 3 months	$ 9,756
Over 3 through 6 months	4,850
Over 6 through 12 months	24,447
Over 12 months	47,261
$ 86,314

For additional information regarding our deposits, see “Note 11 – Deposits” of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Borrowings.  Although deposits are our primary source of funds, we may from time to time utilize borrowings as a cost-effective source of funds when they can be invested at a positive interest rate spread, for additional capacity to fund loan demand, or to meet our asset/liability management goals. We are a member of and may obtain advances from the FHLB of San Francisco, which is part of the Federal Home Loan Bank System. The eleven regional Federal Home Loan Banks provide a central credit facility for their member institutions. These advances are provided upon the security of certain of our mortgage loans and mortgage-backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2022 and 2021, we had the ability to borrow from the FHLB up to $473.6 million and $483.1 million, respectively. At both December 31, 2022 and 2021, there were no FHLB advances outstanding. In addition to the availability of liquidity from the FHLB, the Bank maintained a short-term borrowing line of credit with the FRB of San Francisco based on PPP loans pledged as collateral. This line was closed during 2022, with no FRB borrowings outstanding at December 31, 2022.

The Bank also has uncommitted Federal Funds lines with four corresponding banks. Cumulative available commitments totaled $65.0 million at both December 31, 2022 and December 31, 2021. There are no amounts outstanding under these facilities at both December 31, 2022 and 2021.

At December 31, 2022 and 2021, the Company had outstanding junior subordinated debt, net of marked-to-market, related to junior subordinated deferrable interest debentures assumed in connection with its previous acquisitions totaling $8.5 million and $8.4 million, respectively. For additional information, see “Note 13 — Junior Subordinated Deferrable Interest Debentures” in the Notes to the Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

At December 31, 2022, the Company had outstanding subordinated debt, net of costs to issue, totaling $63.7 million compared to $63.5 million at December 31, 2021. For additional information, see “Item 1–Business – Sources of Funds”, contained in this Form 10-K. See also, “Note 14 — Subordinated Debt” in the Notes to the Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

We are required to provide collateral for certain local agency deposits. At December 31, 2022 and December 31, 2021, the FHLB of San Francisco had issued a letter of credits on behalf of the Bank totaling $40.6 million and $42.0 million, respectively as collateral for local agency deposits.

Shareholders’ equity.  Shareholders’ equity increased $54.5 million, or 20.8%, to $317.1 million at December 31, 2022 from $262.6 million at December 31, 2021. The increase in shareholders’ equity was primarily due to the issuance of $64.1 million in Company common stock in PEB Merger and $27.0 million of net income, partially offset by the repurchase of $18.0 million of our common stock during 2022 and cash dividends of $2.7 million. In addition, shareholder’s equity was adversely impacted by increased unrealized losses on available for sale securities reflecting the increase in market interest rates during the year, resulting in $17.0 million accumulated other comprehensive loss, net of tax for the year ended December 31, 2022. During the year ended December 31, 2022, the Company repurchased a total of 905,740 shares of its common stock at a total cost of $19.83 per share. At December 31, 2022, 481,792 shares remain available for future purchases under the current stock repurchase plan. For additional information related to our stock repurchases, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Stock Repurchases” contained in this Form 10-K.

Comparison of Operating Results for the Years Ended December 31, 2022 and 2021

Earnings summary.  We reported net income of $27.0 million for the year ended December 31, 2022, compared to $20.7 million for the year ended December 31, 2021, an increase of $6.3 million, or 30.4%. Net income for the year ended December 31, 2022 reflects a $23.9 million increase in net interest income, offset by a $4.0 million increase in provision for loan losses, a $595,000 decrease in noninterest income, a $10.8 million increase in noninterest expense and a $2.2 million increase in provision for income taxes. Diluted earnings per share were $2.06 for the year ended December 31, 2022, an increase of $0.15 from diluted earnings per share of $1.90 for the year ended December 31, 2021.

Our efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income before provision for loan losses plus noninterest income, was 61.40% for the year ended December 31, 2022, compared to 65.57% for the year ended December 31, 2021. The improvement in the efficiency ratio during the year ended December 31, 2022 was primarily due the increase net interest income during 2022, partially offset by higher noninterest expense.

Interest income.  Interest income for the year ended December 31, 2022 was $107.1 million, compared to $81.6 million for the year ended December 31, 2021, an increase of $25.5 million or 31.2%. The increase in interest income primarily was due to an increase in both the average balance of and yield on interest earning assets, principally loans, partially offset by a decrease in the recognition of deferred loan fee income from SBA loan forgiveness related to PPP loans. Interest income on loans increased $19.6 million as a result of a $355.4 million increase in the average balance of loans outstanding and a 15 basis point increase in the average loan yield during the year ended December 31, 2022 as compared to the year ended December 31, 2021. The average yield earned on loans, including the accretion of the net discount and deferred PPP loan fees recognized for the year ended December 31, 2022 was 4.84%, compared to 4.69% for the year ended December 31, 2021. Interest income included $2.0 million in fees earned related to PPP loans during the year ended December 31, 2022, compared to $5.4 million in same period a year ago. As of December 31, 2022, total unrecognized fees on PPP loans were $94,000. Interest income on loans for the year ended December 31, 2022 and 2021, included $1.3 million and $1.2 million respectively, in fees related to prepayment penalties. Interest income on loans for the year ended December 31, 2022 and December 31, 2021 included $2.3 million and $2.7 million respectively, in accretion of purchase accounting fair value adjustments and revenue from purchase credit impaired loans in excess of discounts. The remaining net discount on these acquired loans was $522,000 and $2.1 million at December 31, 2022 and 2021, respectively.

Interest income on investment securities increased $2.2 million, or 56.3%, to $6.1 million for the year ended December 31, 2022 from $3.9 million for the year ended December 31, 2021. The increase was primarily due to a $58.3 million increase in the average balance of investment securities and a 23 basis point increase in the yield on investment securities available-for-sale to 3.25% for the year ended December 31, 2022 from 3.02% for the year ended December 31, 2021.

Interest income on fed funds sold and interest-bearing balances in banks increased $3.4 million, or 505.3% to $4.0 million for the year ended December 31, 2022 from $665,000 for the year ended December 31, 2021. The increase was primarily due to a 119 basis point increase in the yield on fed funds sold and interest-bearing balance in banks to 1.35% for the year ended December 31, 2022 from 0.16% for the year ended December 31, 2021, partially offset by a

$116.2 million decrease in the average balance of federal funds sold and interest-bearing balances in banks for the year ended December 31, 2022 compared to the same period in 2021.

Interest expense. Interest expense increased by $1.5 million, or 17.6%, to $10.4 million for the year ended December 31, 2022 from $8.8 million for the year ended December 31, 2021. The increase was driven by a $1.4 million increase in interest expense on deposits, primarily time deposits and money market accounts, and to a lesser extent a $151,000 increase in interest expense paid on junior subordinated debentures, net. The average rate paid on interest bearing liabilities increased three basis points to 0.70% for the year ended December 31, 2022 from 0.67% for the year ended December 31, 2021.  The total average balance of interest-bearing liabilities increased by $170.2 million, or 13.0%, to $1.4 billion for the year ended December 31, 2022, from $1.3 billion for the year ended December 31, 2021, primarily due to an increase in total interest bearing deposits.

Interest expense on deposits increased $1.4 million, or 28.7%, to $6.3 million for the year ended December 31, 2022 from $4.9 million for the year ended December 31, 2021, primarily due to increases in the average rate paid on interest bearing deposits, principally higher costing money market accounts, and increases in the average balances of money market and time deposits. The average rate paid on interest bearing deposits increased to 0.44% for the year ended December 31, 2022, from 0.39% for the year ended December 31, 2021, with the average rate paid on money market deposits increasing nine basis points to 0.49% during 2022 compared to 0.40% during 2021. The overall average cost of deposits for the year ended December 31, 2022 increased to 0.29%, compared to 0.25% for the year ended December 31, 2021. The average balance of noninterest bearing deposits increased $64.4 million, or 8.87%, to $789.8 million for the year ended December 31, 2022 compared to $725.4 million for the year ended December 31, 2021. The increase in the cost of interest bearing deposits between the years was driven by market and competitive factors following increases in the target Fed Funds Rate.

Interest expense on borrowings increased $151,000, or 3.8%, to $4.1 million for the year ended December 31, 2022, from $3.9 million for the year ended December 31, 2021 due to rising interest rates. The average balance of borrowings outstanding decreased $1.5 million to $72.1 million for the year ended December 31, 2022, compared to $73.6 million for the year ended December 31, 2021. The average cost of borrowings increased 32 basis points to 5.66% for the year ended December 31, 2022, from 5.34% for the year ended December 31, 2021.

Net interest income and net interest margin.  Net interest income increased $23.9 million, or 32.8%, to $96.7 million for the year ended December 31, 2022 compared to $72.8 million for the year ended December 31, 2021. The increase between periods primarily was the result of an increase in interest income on loans and investments driven by higher average balances and, to a lesser extent, higher yields earned on those portfolios, as well as higher yields earned on fed funds sold and cash and cash equivalents, partially offset by higher funding costs.

Net interest margin for the year ended December 31, 2022 was 3.90%, a 56 basis point increase from 3.34% for the year ended December 31, 2021. The increase in net interest margin primarily reflects an improved mix of interest-earning assets, including increased balances of higher yielding loans and investment securities available for sale. During these periods, the recognition of deferred loan fees related to PPP loans and accretion on acquired loans, also had a positive impact on the net interest margin. PPP loans are originated at an interest rate of 1%, although the effective yield is higher as a result of the origination fees paid to us by the SBA. The average yield on PPP loans was 4.88%, including the recognition of deferred fees, resulting in a positive impact to the net interest margin of eight basis for the year ended December 31, 2022, compared to an average yield of 4.52% and positive impact of 20 basis points for the year ended December 31, 2021. The impact of PPP loans on net interest margin will change during any period based on the volume of prepayments or amounts forgiven by the SBA as certain criteria are net, but will cease completely after the maturity of the loans. Accretion of acquisition accounting discounts on loans and the recognition of revenue from purchase credit impaired loans in excess of discounts increased our net interest margin by 11 basis points and 17 basis points for the years ended December 31, 2022 and 2021, respectively.

The average yield on interest earning assets for the year ended December 31, 2022 was 4.31%, a 57 basis point increase from 3.74% for the year ended December 31, 2021, primarily due to higher market interest rates, while the average cost of interest bearing liabilities for the year ended December 31, 2022 was 0.70%, a three basis point increase from 0.67% for the year ended December 31, 2021.

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

	Year ended December 31,
	2022			2021			2020
			Annualized			Annualized			Annualized
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Cost	Balance(1)	Interest	Yield/Cost	Balance	Interest	Yield

	(Dollars in thousands)
Interest earning assets
Fed Funds sold and interest-bearing balances in banks	$297,430	$4,025	1.35%	$413,583	$666	0.16%	$246,474	$1,251	0.51%
Investments securities available-for-sale	186,974	6,085	3.25%	128,689	3,892	3.02%	119,015	2,962	2.56%
FHLB Stock	10,484	684	6.52%	8,198	494	6.02%	7,579	340	4.49%
FRB Stock	9,150	549	6.00%	7,629	458	6.00%	7,446	453	6.09%
Total loans	1,978,453	95,722	4.84%	1,623,068	76,099	4.69%	1,662,660	82,186	4.94%
Total interest earning assets	2,482,491	107,065	4.31%	2,181,167	81,609	3.74%	2,043,174	87,192	4.27%
Noninterest earning assets	138,187			140,632			145,342
Total average assets	$2,620,678			$2,321,799			$2,188,516
Interest bearing liabilities
Savings	$125,746	174	0.14%	$119,778	165	0.14%	$107,098	167	0.16%
NOW accounts	340,465	325	0.10%	320,568	287	0.09%	270,318	250	0.09%
Money market	664,993	3,238	0.49%	569,122	2,266	0.40%	529,402	2,721	0.51%
Time deposits	280,011	2,536	0.91%	230,103	2,157	0.94%	276,098	3,816	1.38%
Total deposit accounts	1,411,215	6,273	0.44%	1,239,571	4,875	0.39%	1,182,916	6,954	0.59%
Subordinated debt, net	63,623	3,582	5.63%	63,453	3,582	5.65%	24,938	1,405	5.64%
Junior subordinated debentures, net	8,442	496	5.87%	8,361	345	4.12%	8,280	390	4.71%
Other borrowings	—	—	—%	1,737	—	—%	5,272	150	2.84%
Total interest bearing liabilities	1,483,280	10,351	0.70%	1,313,122	8,802	0.67%	1,221,406	8,899	0.73%
Noninterest bearing deposits	789,825			725,443			670,136
Other noninterest bearing liabilities	30,039			26,652			41,104
Noninterest bearing liabilities	819,864			752,095			711,240
Total average liabilities	2,303,144			2,065,217			1,932,646
Average equity	317,534			256,582			255,869
Total average liabilities and equity	$2,620,678			$2,321,799			$2,188,516
Net interest income		$96,714			$72,807			$78,293

Interest rate spread (2)			3.61%			3.07%			3.54%
Net interest margin (3)			3.90%			3.34%			3.84%
Ratio of average interest earning assets to average interest bearing liabilities			167.36%			166.11%			167.00%
(1)	Average balances are average daily balances.
(2)	Interest rate spread is calculated as the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(3)	Net interest margin is calculated as net interest income divided by total average earning assets.

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

	Year ended December 31,			Year ended December 31,
	2022 compared to 2021			2021 compared to 2020
	Increase/(Decrease)			Increase/(Decrease)
	Attributable to			Attributable to
	Rate	Volume	Total	Rate	Volume	Total

	(Dollars in thousands)			(Dollars in thousands)
Interest earning assets
Fed funds sold and interest bearing balances in banks	$3,546	$(186)	$3,360	$(1,433)	$848	$(585)
Investments available-for-sale	430	1,762	2,192	689	241	930
FHLB stock and FRB stock	52	229	281	117	42	159
Total loans	2,960	16,663	19,623	(4,081)	(2,006)	(6,087)
Total interest income	6,988	18,468	25,456	(4,708)	(875)	(5,583)

Interest bearing liabilities
Savings	1	8	9	(22)	20	(2)
NOW accounts	20	18	38	(9)	46	37
Money market accounts	590	382	972	(659)	204	(455)
Time deposits	(90)	468	378	(1,022)	(636)	(1,658)
Total deposit accounts	521	876	1,397	(1,712)	(366)	(2,078)
Subordinated debt, net	—	—	—	(1,405)	3,582	2,177
Junior subordinated debentures, net	148	4	152	(50)	4	(46)
Other borrowings	—	—	—	(150)	—	(150)
Total interest expense	669	880	1,549	(3,317)	3,220	(97)
Net interest income	$6,319	$17,588	$23,907	$(1,391)	$(4,095)	$(5,486)

Provision for loan losses.  We establish an allowance for loan losses by charging amounts to the loan provision at a level required to reflect probable loan losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers, among other factors, historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral, prevailing economic conditions and current risk factors specifically related to each loan type. See “Critical Accounting Estimates — Allowance for loan losses” above for a description of the manner in which the provision for loan losses is established.

Based on management’s evaluation of the foregoing factors, we recorded a provision for loan losses of $4.4 million for the year ended December 31, 2022, compared to a provision for loan losses of $466,000 for the year ended December 31, 2021, an increase of $4.0 million. The provision for loan losses for the year ended December 31, 2022 was primarily due to net charge-offs during the year, coupled with new loan production and, to a lesser extent, a deterioration in forecasted economic conditions and indicators utilized to estimate loan losses. We recorded no provision for loan losses for acquired loans related to the acquired non-purchased credit impaired loans as accounted for in accordance with ASC Topic 310-20, for both the years ended December 31, 2022 and 2021. We recorded $18,000 provision on the PCI loans accounted for in accordance with ASC Topic 310-30 during the year ended December 31, 2022, compared to $107,000 reversal of provision during the year ended December 31, 2021.

We had a net charge-offs of $3.2 million for the year ended December 31, 2022 compared to net charge-offs of $266,000 for the year ended December 31, 2021. The increase in net charge-offs was primarily due to one $4.5 million participation interest in a national shared credit, with total cumulative net charge-offs of $3.1 million during the year. The Company received final settlement from the lead lender during the fourth quarter of 2022, with no additional charge-offs required.

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

Noninterest income.  Noninterest income decreased $595,000, or 5.3%, to $10.7 million for the year ended December 31, 2021 compared to $11.3 million for the year ended December 31, 2021. The decrease in noninterest income was primarily due to a $2.0 million decrease in gain on sale of loans as a result of a decrease in the volume of loans sold and decrease in premiums realized and a $1.3 million decrease in income from our investment in a SBIC fund as a result of declining operating results throughout 2022, partially offset by a $1.7 million bargain purchase gain related to the PEB Merger, a $704,000 increase in service charges and other fees and a $343,000 increase in loan servicing and other loan fees due to higher transaction volumes. During the year ended December 31, 2022, the Company sold $34.0 million of SBA loans (the guaranteed portion), which generated a gain on sale of $2.7 million, compared to the sale of $45.8 million of SBA loans (the guaranteed portion) with a gain on sale of $4.8 million for the year ended December 31, 2021.

The following table presents the key components of noninterest income for the years ended December 31, 2022 and 2021.

	December 31,		Increase	Increase
	2022	2021	(Decrease)	(Decrease)

	(Dollars in thousands)
Gain on sale of loans	$2,747	$4,795	$(2,048)	(42.7)%
Service charges and other fees	3,107	2,403	704	29.3
Loan servicing and other loan fees	2,176	1,833	343	18.7
Income on investment in SBIC fund	(70)	1,274	(1,344)	(105.5)
Bargain purchase gain	1,665	—	1,665	N/M
Other income and fees	1,048	963	85	8.9
Total noninterest income	$10,673	$11,268	$(595)	(5.3)%

N/M - Not meaningful

Noninterest expense.  Noninterest expense increased $10.8 million, or 19.6%, to $65.9 million for the year ended December 31, 2022 compared to $55.1 million for the year ended December 31, 2021. The increase was primarily attributable to a $6.7 million or 19.9% increase in salaries and employee benefits as a result of an increase in the number of full-time equivalent employees, reflecting our acquisition of PEB in February 2022, coupled with retention incentives and salary adjustments due to upward market pressure on wages in 2022. The increase was also a result of increases in occupancy and equipment expense of $1.0 million, data processing fees of $1.4 million and other noninterest expenses of $1.7 million.

Noninterest expense for the year ended December 31, 2022 included $3.1 million of nonrecurring acquisition-related expenses associated with the PEB Merger recorded in the first quarter of 2022, which were comprised of $556,000 in salary and employee benefits, $1.1 million in data processing expenses, $724,000 in professional and legal fees, $375,000 in occupancy and equipment expense and $347,000 other expenses.

Excluding acquisition-related expense, noninterest expense for the year ended December 31, 2022 increased $7.7 million compared to year ended December 31, 2021 primarily as a result of a $6.2 million increase in salary and employee benefits due to increase in the number of full-time equivalent employees due to the PEB Merger and open positions that were filled during the year, as well as increases in salaries and wages due to upward market pressure on wages. In addition, occupancy costs increased $625,000 primarily due to the PEB Merger, revaluing the right-of-use asset for the renewal of four lease agreements and increased utilities and lease related expenses. Data processing expenses increased $331,000 due to higher transaction activity, and other noninterest expense increased $612,000 reflecting increased operating expenses, increased professional and other services as businesses reopened from COVID-19 related closures.

The following table presents the key components of noninterest expense for the periods indicated:

	December 31,		Increase	Increase
	2022	2021	(Decrease)	(Decrease)

	(Dollars in thousands)
Salaries and employee benefits	$40,480	$33,761	$6,719	19.9%
Occupancy and equipment	8,384	7,384	1,000	13.5
Data processing	6,969	5,565	1,404	25.2
Other	10,102	8,419	1,683	20.0
Total noninterest expense	$65,935	$55,129	$10,806	19.6%

Income taxes.   Income tax expense increased $2.2 million, or 28.7%, to $10.0 million for the year ended December 31, 2022 from $7.8 million for the year ended December 31, 2021, reflecting an increase in pre-tax income for the period ended December 31, 2022. The Company’s effective tax rate was 27.1% for the year ended December 31, 2022 compared to 27.3% for 2021. The effective tax rate for the year ended December 31, 2022 was impacted by the non-taxable bargain purchase gain in the first quarter 2022, partially offset by accrual for non-deductible compensation expenses that were not present in 2021.

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

Interest income on investment securities increased $930,000 as a result of a $9.7 million, increase in the average balance of investment securities and 46 basis point increase in the yield on such securities to 3.02% for the year ended December 31, 2021 from 2.56% for the year ended December 31, 2020. Interest income on fed funds sold and interest-

bearing balances in banks decreased $585,000 due to a 35 basis point decline in the yield on interest bearing deposits to 0.16% for the year ended December 31, 2021 from 0.51% for the year ended December 31, 2020, partially offset by a $9.7 million increase in the average balance of fed funds sold and interest bearing balances in banks during 2021 compared to 2020.

Interest expense.  Interest expense decreased by $97,000, or 1.1%, to $8.8 million for the year ended December 31, 2021 from $8.9 million for the year ended December 31, 2020. The decrease was driven by a $2.1 million decrease in interest expense on deposits, primarily time deposits and money market accounts, and to lesser extent a $196,000 decrease in interest expense paid on junior subordinated debentures, net and other borrowings. These decreases were partially offset by a $2.2 million increase in interest expense on subordinated debt, net. The average rate paid on interest bearing liabilities decreased six basis points to 0.67% during the year ended December 31, 2021 from 0.73% during the same period in 2020. The total average balance of interest bearing liabilities increased by $91.7 million, or 7.5%, to $1.3 billion for the year ended December 31, 2021, from $1.2 billion for the year ended December 31, 2020, primarily due to the issuance of our Notes.

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

Net interest income.  Net interest income decreased $5.5 million, or 7.0%, to $72.8 million for the year ended December 31, 2021 compared to $78.3 million for the year ended December 31, 2020. Net interest margin for the year ended December 31, 2021 decreased 50 basis point to 3.34% from 3.84% for 2020. During the year ended December 31, 2021, the net interest margin was impacted by lower yielding loans, including PPP loans and resetting adjustable rate instruments as well as reduced interest rates on new fixed-rate real estate loan and adjustable-rate commercial loan originations and the increase in low yielding overnight cash balances causing a decrease in the average yield on interest-earning assets that outweighed the contribution to net interest margin from the decrease in the average cost of interest-bearing liabilities. The decrease in net interest margin was offset partially by an increase in deferred PPP loan fees recognized due to the volume of forgiven SBA PPP loans during 2021, which benefited net interest margin compared to a reduction in net interest margin from the Company’s origination of low yielding PPP loans during the same period in 2020. PPP loans are originated at an interest rate of 1%, although the effective yield is higher as a result of the origination fees paid to us by the SBA. The average yield on PPP loans was 4.52%, including the recognition of deferred fees, resulting in a positive impact to the net interest margin of 20 basis points during the year ended December 31, 2021, compared to an average yield of 2.71% and positive impact of 11 basis points during 2020. The impact of PPP loans on net interest margin will change during any period based on the volume of prepayments or amounts forgiven by the SBA as certain criteria are net, but will cease completely after the maturity of the loans. Accretion of acquisition accounting discounts on loans and the recognition of revenue from purchase credit impaired loans in excess of discounts increased our net interest margin by 17 basis points and 31 basis points during years ended December 31, 2021, and 2020, respectively.

Provision for loan losses.  We recorded a provision for loan losses of $466,000 for the year ended December 31, 2021, compared to a provision for loan losses of $10.3 million for the year ended December 31, 2020, a decrease of $9.9 million. The decrease in the provision for loan losses was primarily due to an adjustment to the qualitative factors utilized to calculate the allowance for loan losses resulting from improvements in the economic forecast since December 31, 2020. Our allowance for loan losses specific reserves was $930,000 at December 31, 2021, compared to $521,000 at December 31, 2020. We recorded no provision for loan losses for acquired loans related to the acquired non-purchased credit impaired loans as accounted for in accordance with ASC Topic 310-20, for both the years ended December 31, 2021 and 2020. We recorded $107,000 or reversal provisions on the purchase credit impaired loans accounted for in accordance with ASC Topic 310-30 during the year ended December 31, 2021, compared to none during 2020.

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

Noninterest income.  Noninterest income increased $2.5 million, or 28.2%, to $11.3 million for the year ended December 31, 2021 compared to $8.8 million for the year ended December 31, 2020. The increase in noninterest income was primarily due to a $3.0 million increase in gain on sale of loans and a $399,000 increase in income from our investment in the SBIC fund, partially offset by a $632,000 decrease in loan servicing and other loan fees and a $45,000 decrease in service charges and other fees. During the year ended December 31, 2021, the Company sold $45.8 million of SBA loans (the guaranteed portion), which generated a gain on sale of $4.8 million, compared to the sale of $24.0 million of SBA loans and a gain of $1.8 million during the year ended December 31, 2020. SBIC income increased due to improved operating results throughout 2021 after sustaining COVID-19 related losses in 2020. Loan servicing and other loan fees, and service charges and other fees decreased primarily due to lower transaction volume.

The following table presents the key components of noninterest income for the years ended December 31, 2021 and 2020.

	Year ended December 31,
	2021	2020	$ Change	% Change

	(Dollars in thousands)
Gain on sale of loans	$4,795	$1,835	$2,960	161.3%
Service charges and other fees	2,403	2,548	(145)	(5.7)
Loan servicing and other loan fees	1,833	2,465	(632)	(25.6)
Income on investment in SBIC fund	1,274	875	399	45.6
Other income and fees	963	1,052	(89)	(8.5)
Total noninterest income	$11,268	$8,775	$2,493	28.4%

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

The following table presents the key components of noninterest expense for the periods indicated:

	Year ended December 31,
	2021	2020	$ Change	% Change

	(Dollars in thousands)
Salaries and related benefits	$33,761	$33,942	$(181)	(0.5)%
Occupancy and equipment	7,384	7,088	296	4.2
Data processing	5,565	8,221	(2,656)	(32.3)
Other	8,419	9,268	(849)	(9.2)
Total noninterest expense	$55,129	$58,519	$(3,390)	(5.8)%

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

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run off that may occur in the normal course of business. We rely on a number of different sources in order to meet our potential liquidity demands. Our primary sources of funds are deposits, principal and interest payments on loans and proceeds from sale of loans. During the years ended December 31, 2022, 2021 and 2020, the Bank sold $34.0 million, $45.8 million and $24.0 million in loans and loan participation interests, respectively. During the years ended December 31, 2022, 2021 and 2020, the Bank received $469.6 million, $490.3 million and $284.4 million in principal repayments, respectively.

While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions, and competition.

During the years ended December 31, 2022 and 2021, deposits increased by $100.2 million, and $146.8 million, respectively, partially offset by a decrease in liquid assets in the form of cash and cash equivalents, time deposit in banks and investment securities available-for-sale to $346.8 million at December 31, 2022 from $557.7 million at December 31, 2021. Management believes that our security portfolio is of high quality and the securities would therefore be marketable. Securities purchased during the years ended December 31, 2022 and 2021, excluding FHLB and FRB stock, totaled $28.9 million and $91.0 million, respectively, and securities repayments, maturities and sales in those periods were $11.1 million, and $28.0 million, respectively. Certificates of deposit scheduled to mature in one year or less at December 31, 2022, totaled $221.4 million. It is management’s policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that most of our maturing certificates of deposit will remain with us.

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of December 31, 2022, the Bank had an available borrowing capacity of $473.6 million with the FHLB of San Francisco, with no borrowings outstanding at that date. The Bank also had Federal Funds lines with available commitments totaling $65.0 million with four correspondent banks. There were no amounts outstanding under these facilities at both December 31, 2022 and December 31, 2021. Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible.

Liquidity management is both a daily and long-term function of the Company’s management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer-term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and U.S. agency securities. We use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. Loan commitments and letters of credit were $97.5 million and $104.1 million, including $5.3 million and $3.2 million of undisbursed construction and development loan commitments, at December 31, 2022 and 2021, respectively. For information regarding our commitments, see “Note 16 - Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10 K.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $39.9 million and $10.4 million for the years ended December 31, 2022 and 2021, respectively. During the year ended December 31, 2022, net cash provided by investing activities, which consisted primarily of net change in loans receivable and purchases, sales and maturities of investment securities, was $53.7 million, compared to $60.4 million of cash used in investing activities for the year ended December 31, 2021. Net cash used in financing activities, comprised primarily of net change in deposits, was $296.4 million for the year ended December 31, 2022, compared to $130.3 million of cash provided by financing activities for the year ended December 31, 2021.

We incur capital expenditures on an ongoing basis to expand and improve our product offerings, enhance and modernize our technology infrastructure, and to introduce new technology-based products to compete effectively in our markets. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, current and projected demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations. Based on current capital allocation objectives, there are no projects scheduled for capital investments in premises and equipment during the year ending December 31, 2023 that would materially impact liquidity. We also have purchase obligations, generally with remaining terms of less than three years and contracts with various vendors to provide services, including information processing, for periods generally ranging from one to five years, for which our financial obligations are dependent upon acceptable performance by the vendor.

In addition, at December 31, 2022, we had other future obligations and accrued expenses of $33.7 million. As of December 31, 2023, we project that our future commitments will include $17.2 million of operating lease payments. There are $4.1 million of scheduled interest payments due on Notes and junior subordinate debentures in 2023 (excluding any other borrowings that may be made after December 31, 2022). In addition, at December 31, 2022, there were other future obligations and accrued expenses of $26.5 million. For information regarding our operating leases, see “Note 7, Leases” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K. We believe that our liquid assets combined with the available lines of credit provide adequate liquidity to meet our current financial obligations for at least the next 12 months.

BayCom Corp is a separate legal entity from the Bank and must provide for its own liquidity. At December 31, 2022, the Company, on an unconsolidated basis, had liquid assets of $3.8 million. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders, funds paid out for Company stock repurchases, and payments on trust-preferred securities and the Notes held at the Company level. The Company has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends.

As of December 31, 2022, the Company declared $2.7 million of cash dividends on its common stock, of with $644,000 remained to be paid on January 13, 2023. The Company expects to continue to pay quarterly cash dividends on its common stock, subject to the Board of Director’s discretion to modify or terminate this practice at any time and for any reason without prior notice. On February 23, 2023 the Company declared a quarterly cash dividend of $0.10 per share on the Company’s outstanding common stock payable on April 14, 2023 to shareholders of record as of the close of business on March 10, 2023. Assuming continued payment during 2023 at this rate of $0.10 per share, our average total dividend paid each quarter would be approximately $1.3 million based on the number of our current outstanding shares at December 31, 2022. The dividends, if any, we may pay may be limited as more fully discussed under “Business – Supervision and Regulation – BayCom Corp – Dividends” and “– Regulatory Capital Requirements” contained in “Part I. Item 1. Business” of this Form 10-K.

From time to time, our Board of Directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans may also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. In October 2022, the Company’s board of directors approved its sixth stock repurchase program pursuant to which the Company may repurchase up to five percent of the Company’s common stock, or approximately 645,000 shares, of which 481,792 shares remain available for repurchase at December 31, 2022. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares. See "Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Form 10-K for additional information relating to stock.

Regulatory capital. The Bank, as a state-chartered, federally insured commercial bank, and member of the Federal Reserve is subject to the capital requirements established by the Federal Reserve. The Federal Reserve requires the Bank to maintain capital adequacy that generally parallels the FDIC requirements. The capital adequacy requirements are quantitative measures established by regulation that require the Bank to maintain minimum amounts and ratios of capital. The FDIC requires the Bank to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 Leverage Capital to average assets. Consistent with our goal to operate a sound and profitable organization, our policy is for the Bank to maintain “Well Capitalized” status under the Federal Reserve regulations. Based on capital levels at December 31, 2022 and 2021, the Bank was considered to be Well Capitalized.

The table below shows the capital ratios under the Basel III capital framework as of the dates indicated:

					Minimum
			Minimum		Regulatory
			Regulatory		Requirement for
	Actual		Requirement		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
BayCom Corp
As of December 31, 2022
Tier 1 leverage ratio	$286,688	11.91%	$96,316	4.00%	$120,395	5.00%
Common equity tier 1 capital	286,688	13.84	93,218	4.50	134,648	6.50
Tier 1 capital to risk-weighted assets	296,173	14.30	124,291	6.00	165,721	8.00
Total capital to risk-weighted assets	380,388	18.36	165,721	8.00	207,151	10.00
United Business Bank
As of December 31, 2022
Tier 1 leverage ratio	$336,667	13.64%	$98,722	4.00%	$123,402	5.00%
Common equity tier 1 capital	336,667	16.42	92,245	4.50	133,242	6.50
Tier 1 capital to risk-weighted assets	336,667	16.42	122,993	6.00	163,991	8.00
Total capital to risk-weighted assets	355,882	17.36	163,991	8.00	204,988	10.00

In addition to the minimum capital ratios, the Bank has to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 capital greater than 2.5% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. At December 31, 2022, the Bank’s Common Equity Tier 1 capital exceeded the required capital conservation buffer.

For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company’s subsidiary banks to be Well Capitalized under the prompt corrective action regulations. If the Company were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at December 31, 2022, the Company would have exceeded all regulatory capital requirements.

For additional information see “Item 1. Business — Supervision and Regulation — United Business Bank — Capital Requirements” and Note 19, “Regulatory Matters” in the Notes to the Consolidated Financial Statements, included in “Item 8. Financial Statements and Supplementary Data”, within this Form 10-K.

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

The Asset Liability Committee of our Board of Directors (“ALCO”) establishes broad policy limits with respect to interest rate risk. ALCO establishes specific operating guidelines within the parameters of the Board of Directors’ policies. In general, we seek to minimize the impact of changing interest rates on net interest income and the economic values of assets and liabilities. Our ALCO meets quarterly to monitor the level of interest rate risk sensitivity to ensure compliance with the Board of Directors’ approved risk limits.

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

	Net Interest Income Sensitivity Immediate Changes in Rates (1)
	-200	-100	+100	+200	+300

		(Dollars in thousands)
December 31, 2022
Dollar change	$(24,298)	$(32,425)	$(1,395)	$(2,544)	$(4,176)
Percent change	(11)%	(14)%	(1)%	(1)%	(2)%
December 31, 2021
Dollar change	$(3,654)	$(3,375)	$7,451	$15,939	$24,226
Percent change	(3)%	(2)%	5%	10%	15%
(1)	This data does not reflect any actions that we may undertake in response to changes in interest rates such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on net interest income, if any.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

BayCom Corp

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BayCom Corp and Subsidiary (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

March 30, 2023

We have served as the Company’s auditor since 2018.

BAYCOM CORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2022 and 2021

(In thousands, except for share data)

	December 31,	December 31,
	2022	2021
ASSETS
Cash due from banks	$26,980	$21,178
Federal funds sold and interest-bearing balances in banks	149,835	358,509
Cash and cash equivalents	176,815	379,687
Time deposits in banks	2,241	3,585
Investment securities available-for-sale	167,761	174,435
Federal Home Loan Bank ("FHLB") stock, at par	10,679	8,385
Federal Reserve Bank ("FRB") stock, at par	9,602	7,650
Loans held for sale	2,380	6,470
Loans, net of allowance for loan losses of $18,900 at December 31, 2022 and $17,700 at December 31, 2021	2,002,224	1,647,190
Premises and equipment, net	13,278	14,370
Other real estate owned ("OREO")	21	21
Core deposit intangible, net	5,201	6,489
Cash surrender value of bank owned life insurance ("BOLI") policies, net	22,193	21,590
Right-of-use assets ("ROU"), net	16,569	12,127
Goodwill	38,838	38,838
Interest receivable and other assets	45,532	29,860
Total assets	$2,513,334	$2,350,697
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest and interest bearing deposits	$2,085,479	$1,985,239
Junior subordinated deferrable interest debentures, net	8,484	8,403
Subordinated debt, net	63,711	63,542
Salary continuation plan	4,840	4,393
Lease liabilities	17,138	12,657
Interest payable and other liabilities	16,533	13,856
Total liabilities	2,196,185	2,088,090
Commitments and contingencies (Note 16)
Shareholders' equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding at both December 31, 2022 and December 31, 2021	—	—
Common stock, no par value; 100,000,000 shares authorized; 12,838,462 and 10,680,386 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	204,301	157,098
Additional paid in capital	287	287
Accumulated other comprehensive (loss) income, net of tax	(14,818)	2,166
Retained earnings	127,379	103,056
Total shareholders’ equity	317,149	262,607
Total liabilities and shareholders’ equity	$2,513,334	$2,350,697

The accompanying notes are an integral part of the consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2022, 2021 and 2020

(In thousands, except for share and per share data)

	2022	2021	2020
Interest income:
Loans, including fees	$95,722	$76,099	$82,186
Investment securities	6,085	3,893	2,962
Fed funds sold and interest-bearing balances in banks	4,025	665	1,251
FHLB dividends	684	494	340
FRB dividends	549	458	453
Total interest and dividend income	107,065	81,609	87,192
Interest expense:
Deposits	6,273	4,875	6,954
Subordinated debt	3,582	3,582	1,405
Junior subordinated debt	496	345	540
Total interest expense	10,351	8,802	8,899
Net interest income	96,714	72,807	78,293
Provision for loan losses	4,441	466	10,320
Net interest income after provision for loan losses	92,273	72,341	67,973
Noninterest income:
Gain on sale of loans	2,747	4,795	1,835
Service charges and other fees	3,107	2,403	2,548
Loan servicing and other loan fees	2,176	1,833	2,465
(Loss) income on investment in Small Business Investment Company (“SBIC”) fund	(70)	1,274	875
Bargain purchase gain	1,665	—	—
Other income and fees	1,048	963	1,052
Total noninterest income	10,673	11,268	8,775
Noninterest expense:
Salaries and employee benefits	40,480	33,761	33,942
Occupancy and equipment	8,384	7,384	7,088
Data processing	6,969	5,565	8,221
Other expense	10,102	8,419	9,268
Total noninterest expense	65,935	55,129	58,519
Income before provision for income taxes	37,011	28,480	18,229
Provision for income taxes	10,024	7,789	4,503
Net income	$26,987	$20,691	$13,726
Earnings per common share:
Basic earnings per common share	$2.06	$1.90	$1.15
Weighted average shares outstanding	13,124,179	10,882,344	11,965,245

Diluted earnings per common share	$2.06	$1.90	$1.15
Weighted average shares outstanding	13,124,179	10,882,344	11,965,245

The accompanying notes are an integral part of the consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31, 2022, 2021 and 2020

(In thousands)

	2022	2021	2020
Net income	$26,987	$20,691	$13,726
Other comprehensive (loss) income:
Change in unrealized (loss) gain on available-for-sale securities	(23,848)	(740)	2,024
Deferred tax benefit (expense)	6,864	209	(578)
Other comprehensive (loss) gain income, net of tax	(16,984)	(531)	1,446
Total comprehensive income	$10,003	$20,160	$15,172

The accompanying notes are an integral part of the consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended December 31, 2022, 2021 and 2020

(In thousands, except for share data)

				Accumulated
		Common	Additional	Other		Total
	Number of	Stock	Paid in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Capital	Income/(Loss)	Earnings	Equity
Balance, January 1, 2020	12,444,632	$184,043	$287	$1,251	$68,639	$254,220
Net income					13,726	13,726
Other comprehensive income, net				1,446		1,446
Restricted stock granted	129,066					—
Restricted stock forfeited	(1,432)					—
Stock based compensation		1,456				1,456
Repurchase of shares	(1,276,869)	(18,257)				(18,257)
Balance, December 31, 2020	11,295,397	167,242	287	2,697	82,365	252,591
Net income					20,691	20,691
Other comprehensive loss, net				(531)		(531)
Restricted stock granted	36,415					—
Restricted stock forfeited	(2,692)					—
Stock based compensation		1,407				1,407
Repurchase of shares	(648,734)	(11,551)				(11,551)
Balance, December 31, 2021	10,680,386	157,098	287	2,166	103,056	262,607
Net income					26,987	26,987
Other comprehensive loss, net				(16,984)		(16,984)
Restricted stock granted	33,091					—
Restricted stock forfeited	(1,854)					—
Cash dividends of $0.05 per share					(2,664)	(2,664)
Stock based compensation		1,022				1,022
Issuance of common shares to acquire Pacific Enterprise Bancorp	3,032,579	64,140				64,140
Repurchase of shares	(905,740)	(17,959)				(17,959)
Balance, December 31, 2022	12,838,462	$204,301	$287	$(14,818)	$127,379	$317,149

The accompanying notes are an integral part of the consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2022, 2021 and 2020

(In thousands)

	2022	2021	2020
Cash flows from operating activities:
Net income	$26,987	$20,691	$13,726
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,441	466	10,320
Increase (decrease) in deferred tax assets	(396)	117	(2,538)
Accretion on acquired loans	(375)	(1,262)	(5,100)
Gain on sale of loans	(2,747)	(4,795)	(1,835)
Gain on sale of securities	—	(41)	—
Proceeds from sale of loans	42,515	45,846	23,953
Loans originated for sale	(33,957)	(54,577)	(32,635)
Loss on sale of premises, net	—	(12)	(40)
Gain on sale of OREO	—	(15)	(86)
Bargain purchase gain	(1,665)	—	—
Accretion on junior subordinated debentures	81	251	80
Increase in cash surrender value of life insurance policies	(603)	(680)	(666)
Amortization/accretion of premiums/discounts on investment securities, net	592	499	689
Depreciation and amortization	1,975	2,043	1,864
Core deposit intangible amortization	2,044	1,813	1,832
Stock based compensation expense	1,022	1,407	1,456
(Decrease) increase in deferred loan origination fees, net	(1,821)	(1,944)	3,396
Increase in interest receivable and other assets	(2,342)	(2,553)	(1,155)
Increase in salary continuation plan, net	447	384	351
Increase (decrease) in interest payable and other liabilities	3,414	2,791	(3,615)
Net cash provided by operating activities	39,612	10,429	9,997
Cash flows from investing activities:
Proceeds from maturities of interest bearing deposits in banks	1,344	4,133	10,061
Purchase of investment securities	(28,878)	(91,024)	(21,195)
Proceeds from the maturities, repayments and calls of investment securities	11,052	27,955	31,215
Proceeds from the sales of investment securities	63	3,026	—
Purchase of Federal Home Loan Bank stock	—	(648)	(398)
Purchase of Federal Reserve Bank stock	(1,010)	(45)	(874)
Increase (decrease) in loans, net	53,789	(2,918)	(82,215)
Proceeds from sale of premises	—	46	660
Proceeds from sale of OREO	—	422	736
Purchase of equipment and leasehold improvements, net	(843)	(1,309)	(3,215)
Net cash received (paid) for acquisitions	18,423	—	(8,432)
Net cash provided by (used in) investing activities	53,940	(60,362)	(73,657)

The accompanying notes are an integral part of the consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

For the years ended December 31, 2022, 2021 and 2020

(In thousands)

	2022	2021	2020
Cash flows from financing activities:
(Decrease) increase in noninterest and interest bearing deposits	(30,954)	168,389	111,241
(Decrease) increase in time deposits, net	(245,491)	(21,547)	(92,174)
Repayment of junior subordinated debentures	—	—	(1,575)
Proceeds from issuance of subordinated debt, net	—	—	63,372
Advances from Federal Home Loan Bank	—	—	110,000
Repayment of Federal Home Loan Bank borrowings	—	(5,000)	(105,000)
Increase in other borrowings	—	—	6,000
Repayment of other borrowings	—	—	(6,000)
Repurchase of common stock	(17,959)	(11,551)	(18,257)
Dividends paid on common stock	(2,020)	—	—
Net cash (used in) provided by financing activities	(296,424)	130,291	67,607
(Decrease) increase in cash and cash equivalents	(202,872)	80,358	3,947
Cash and cash equivalents at beginning of period	379,687	299,329	295,382
Cash and cash equivalents at end of period	$176,815	$379,687	$299,329

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$10,246	$9,013	$9,214
Income taxes paid, net	7,648	7,100	8,071
Non-cash investing and financing activities:
Change in unrealized (loss) gain on available-for-sale securities, net of tax	$(16,984)	$(531)	$1,446
Transfer of loans to other real estate owned	—	—	505
Recognition of ROU assets	3,256	645	760
Recognition of lease liability	3,261	652	707
Cash dividends declared on common stock not yet paid	(644)	—	—

Acquisition:
Assets acquired, net of cash received	$440,785	$—	$109,429
Liabilities assumed	380,055	—	120,409
Cash consideration	275	—	13,886
Common stock issued	64,140	—	—

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

The Bank, formerly known as Bay Commercial Bank, opened for business on July 20, 2004. The Bank provides a broad range of financial services primarily to local small and mid-sized businesses, service professionals and individuals through its 34 full-service banking branches. The main office is located in Walnut Creek, California and branch offices are located in Oakland, Castro Valley, Mountain View, Stockton, Pleasanton, Livermore, San Jose, Long Beach, Sacramento, San Francisco, Buena Park, Los Angeles, and Garden Grove, Waterloo, Irvine, California, and Seattle, Washington (2), New Mexico (5) and Colorado (11). The Company is subject to regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve”). The Bank is subject to regulation by the California Department of Financial Protection and Innovation (“DFPI”), which until September 29, 2020 was known as the California Department of Business Oversight, and as a state-member bank, by the Federal Reserve.

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

The accounting and reporting policies of the Company conform to U.S. GAAP and prevailing practice within the banking industry. As an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, the consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of December 31, 2022, there is no significant difference in the comparability of the consolidated financial statements as a result of this extended transition period.

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

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

Business Combinations

On February 1, 2022, the Company acquired all of the assets and assumed all of the liabilities of Pacific Enterprise Bancorp (“PEB”) and its wholly owned subsidiary, Pacific Enterprise Bank, under a Merger and Plan of Reorganization dated September 7, 2021.

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

Cash and Cash Equivalents

Cash equivalents are defined as short-term, highly liquid investments both readily convertible into known amounts of cash and so near maturity that there is insignificant risk of change in value because of changes in interest rates. Generally, only investments with original maturities of three months or less at the time of purchase qualify as cash equivalents. Cash and cash equivalents include cash and due from banks and federal funds sold. Generally, banks are required to maintain noninterest bearing cash reserves equal to a percentage of certain deposits. For the years ended December 31, 2022 and 2021, $175.8 million and $177.6 million in reserve balances were required, respectively.

As of December 31, 2022 and 2021, the Company had cash deposits at other financial institutions in excess of FDIC insured limits. The Company places these deposits with major financial institutions and management monitors the financial condition of these institutions and believes the risk of loss to be minimal. At both December 31, 2022 and December 31, 2021, the Company did not hold interest bearing money market accounts in these financial institutions.

Interest Bearing Deposits in Banks

The Company invests in certificates of time deposits with other banks. At December 31, 2022 and 2021, the certificates of time deposits with other banks totaled $2.2 million and $3.6 million, with a yield of 2.77% and 2.45%, respectively. These deposits do not exceed FDIC limits and mature between one and six years.

Investment Securities Available-for-Sale

Available-for-sale debt securities include bonds, notes, mortgage-backed securities, and debentures not classified as held-to-maturity securities. These securities are carried at estimated fair value with unrealized holding gains and losses, net of tax impact, if any, reported as a net amount in a separate component of shareholders’ equity, accumulated other comprehensive income (loss), until realized. Gains and losses on the sale of available-for-sale debt securities are determined using the specific identification method. The amortization of premiums and accretion of discounts are recognized as adjustments to interest income over the period to maturity.

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

Interest on loans is calculated and accrued daily using the simple interest method based on the daily amount of principal outstanding. Generally, loans with temporarily impaired values and loans to borrowers experiencing financial difficulties are placed on nonaccrual even though the borrowers continue to repay the loans as scheduled.

When the ability to fully collect nonaccrual loan principal is in doubt, cash payments received are applied first to principal until such time as full collection of the remaining recorded balance is expected. Loans are returned to accrual basis when principal and interest payments are being paid currently and full payment of principal and interest is probable.

The Paycheck Protection Program (“PPP”), established by the Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act") and implemented by the U.S. Small Business Administration (“SBA”), provided the Bank with delegated authority to process and originate PPP loans. When certain criteria are met, PPP loans are subject to forgiveness and the Bank will receive payment of the forgiveness amount from the SBA. PPP loans have a contractual term of two or five years and provide borrowers with an automatic payment deferral of principal and interest. PPP processing fees are deferred and recognized into interest income on straight line basis over the contractual life of the loans, but may be accelerated upon forgiveness or prepayment. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The PPP expired on May 31, 2021.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

Loans Purchased

From time to time, the Bank may purchase whole-loans including multi-family residential, single-family residential and commercial and industrial loans that were not acquired in bank acquisitions. As of December 31, 2022 and 2021, purchased loans outstanding of collection totaled $134.5 million and $145.4 million respectively. Purchase premiums remaining on the purchased loans totaled $10,000 and $533,000 at December 31, 2022 and 2021, respectively. The purchased loans consist of adjustable-rate multi-family residential mortgages on properties within the Company’s markets and adjustable rate commercial and industrial loans both inside and outside the Company’s markets.

The purchase decision is usually based on several factors, including current loan origination volumes, market interest rates, excess liquidity, our continuous efforts to meet the credit needs of certain borrowers under the Community Reinvestment Act (“CRA”), as well as other asset/liability management strategies. All of the purchased loans are selected using the Bank’s normal underwriting criteria at the time of purchase, or in some cases guaranteed by third parties. At December 31, 2022 and 2021, none of the purchased loans were past due 30 days or more. At December 31, 2022 and 2021, the Company has allocated approximately $1.3 million and $1.5 million, respectively, of the allowance for loan losses to the purchased loans. These loans are reserved for under the Company’s general allowance component. The decrease in the reserves is consistent with the decrease in balance of purchased loans outstanding of collection at December 31, 2022.

Purchased Credit Impaired Loans

The Company purchases individual loans and groups of loans, some of which show evidence of credit deterioration since origination. The purchased credit impaired (“PCI”) loans are recorded at the amount paid, since there is no carryover of the seller’s allowance for loan losses.

PCI loans are accounted for individually or aggregated into pools of loans on common risk characteristics. The Company estimates the amount and timing of expected cash flows for the loan or pool. The expected cash flows in excess of the amount paid are recorded as interest income over the life of the loan (“accretable yield”). The excess of the loan or pool’s contractual principal and interest over the expected cash flows is not recorded (“nonaccretable differences”). Over the life of the loan or pool, expected cash flows continue to be estimated. If the present value of the expected cash flows is less than the amount, a loss is recorded as a provision for loan losses. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of the future interest income.

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

Salaries, employee benefits and other expenses totaling $2.2 million and $2.0 million were deferred as loan origination costs for the years ended December 31, 2022 and 2021, respectively.

Allowance for Loan Losses

The allowance for loan losses is evaluated on a regular basis by management. Periodically, the Company charges current earnings with provisions for estimated probable losses of loans receivable. The provision or adjustment takes into consideration the adequacy of the total allowance for loan losses giving due consideration to specifically identified problem loans, the financial condition of the borrower, fair value of the underlying collateral, recourse provisions, prevailing economic conditions, and other factors. Additional consideration is given to the Company’s historical loan loss experience

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

relative to the Company’s loan portfolio concentrations related to industry, collateral and geography. The Company considers this concentration of credit risk when assessing and assigning qualitative factors in the allowance for loan losses. Portfolio segments identified by the Company include commercial and industrial, construction and land, commercial real estate including multifamily, residential real estate and consumer. This evaluation is inherently subjective and requires estimates that are susceptible to significant change as additional or new information becomes available. Relevant risk characteristics for the Company’s loan portfolio segments include vintage of the loan, debt service coverage, loan-to-value ratios and other financial performance ratios. At December 31, 2022 and 2021, management believes the allowance for loan losses adequately reflects the credit risk in the loan portfolio.

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

Troubled Debt Restructuring

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring (“TDR”). The Company measures any loss on the TDR in accordance with the guidance concerning impaired loans set forth above. Additionally, loans modified in troubled debt restructurings are generally placed on nonaccrual status at the time of restructuring and included in impaired loans. These loans are returned to accrual status after the borrower demonstrates performance with the modified terms for a sustained period of time (generally six months) and has the capacity to continue to perform in accordance with the modified terms of the restructured debt.

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

Operating Lease Right of Use Assets and Liabilities

The Company determines if a lease is present at the inception of an agreement. Operating leases are capitalized at commencement and are discounted using the Company’s FHLB borrowing rate for a similar term borrowing unless the lease defines an implicit rate within the contract.

The operating lease right of use assets (“ROU”) represent the Company’s right to use an underlying asset for the lease term, and the operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease right of use assets and operating lease liabilities are recognized on the lease commencement date based on the present value of lease payments over the lease term. Some of the Company's lease agreements include options to renew at the Company's discretion. The extensions are not reasonably certain to be exercised, therefore it was not considered in the calculation of the ROU asset and lease liability. No significant judgments or assumptions were involved in developing the estimated operating lease liabilities as the Company’s operating lease liabilities largely represent future rental expenses associated with operating leases and the borrowing rates are based on publicly available interest rates.

Goodwill, Core Deposit Intangible and Long-Lived Assets

Goodwill is determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquire, over the fair value of the net assets acquired and the liabilities assumed as of the acquisition date. Goodwill and other intangible assets are assessed for impairment annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. The Company performed its annual impairment analysis and determined no impairment existed as of December 31, 2022. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Core deposit intangible represents the estimated future benefit of deposits related to an acquisition and is booked separately from the related deposits and amortized over an estimated useful life of seven to ten years.

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

Loans serviced for others totaled $272.8 million and $253.7 million as of December 31, 2022 and 2021, respectively. Servicing assets, included in interest receivable and other assets in the consolidated statements of financial condition, totaled $2.1 million and $1.9 million as of December 31, 2022 and 2021, respectively. There were no servicing liabilities, included in interest payable and other liabilities on the consolidated balance sheets at both December 31, 2022 and December 31, 2021.

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

The portions of the SBA loans that are guaranteed by the SBA are classified by management as loans held for sale since the Company intends to sell these loans. Loans held for sale are recorded at their lower aggregate cost or estimated fair value. During 2022, the Company sold $34.0 million of SBA loans (guaranteed portion) in the secondary market, all of which settled by end of year 2022. During 2021, the Company sold $45.8 million of SBA loans (guaranteed portion) the secondary market, all of which settled by end of year 2021.

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

Most of our revenue-generating transactions are not subject to Topic 606, including revenue generated from financial instruments, such as our loans and investment securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of the new guidance. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with clients, and therefore, does not experience significant contract balances. As of December 31, 2022 and December 31, 2021, the Company did not have any significant contract balances. The following are descriptions of revenues within the scope of ASC 606.

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

Stock Based Compensation

Restricted Equity Grants

The Company granted restricted stock to directors and employees in 2022 and 2021. The grant-date fair value of the award is amortized on the straight-line basis over the requisite service period, which is generally the vesting period, as compensation expense in salaries and benefits for employees and other noninterest expense for directors.

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

Repurchase of Common Stock

In December 2021, the Company’s Board of Directors approved a fifth stock repurchase program for the repurchase up to 747,000 shares, or approximately 7.0%, of the Company’s outstanding common stock over a one year period. In October 2022, the Company’s Board of Directors approved a sixth stock repurchase program, to commence following completion of the fifth stock repurchase program, for the repurchase of up to 645,000 shares, or approximately 5.0%, of the Company’s outstanding common stock over a one year period. Under the repurchase programs, the Company was authorized to repurchase its common stock through open market purchases, privately-negotiated transactions, or pursuant to any trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in compliance with Rule 10b-18 of the Exchange Act. The stock repurchase program does not obligate the Company to acquire any specific number of shares in any period, and may be expanded, extended, modified or discontinued at any time. As of December 31, 2022, 481,792 shares of Company common stock remained available for future purchases under the October 2022 stock repurchase plan.

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

Recent Accounting Guidance Not Yet Effective

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” and subsequent amendments to the initial guidance in November 2018, ASU No. 2018-19, April 2019, ASU 2019-04, May 2019, ASU 2019-05, November 2019, ASU 2019-11, February 2020, ASU 2020-02, and March 2020, ASU 2020-03, all of which clarifies codification and corrects unintended application of the guidance. ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired (“PCI”) debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition,

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

public business entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU 2018-19 clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments. ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments — Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” affects a variety of topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. The amendments in these ASUs are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted for smaller reporting companies, such as the Company. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). This accounting pronouncement is applicable to the Company effective January 1, 2023.

The Company has established a multidisciplinary project team and implementation plan, evaluated various loss methodologies to determine their correlation to our various loan categories historical performance, captured and validated data, and engaged an outside third-party CECL vendor to develop loan loss driver models. Based on these activities, we determined that our primary credit loss methodology will utilize a discounted cash flow approach that considers the probability of default and loss given default. Ongoing CECL implementation activities include, among other things, refining forecast methodologies and evaluating the qualitative factor framework and assumptions. In addition, the Company also continues to focus on researching and resolving interpretive accounting issues in the ASU, contemplating various related accounting policies, developing processes and related controls and considering various reporting disclosures. Internal controls related to CECL have been designed and are being evaluated; however, all internal controls related to CECL implementation are not operational. As of the implementation date, following sensitivity analyses and considering changes in economic conditions, credit quality of the loan portfolio and changes in interest rates, management estimates that our adoption of the CECL model will result in a $1 million to $3 million increase to our allowance for credit losses for loans. Once finalized, the impact as a result of the adoption of this guidance will be recorded as a cumulative-effect, net of tax, adjustment to retained earnings effective January 1, 2023. The magnitude of the change in the Company’s allowance for credit losses at the adoption date will depend upon the nature and characteristics of the portfolio at the adoption date, as well as macroeconomic conditions and forecasts at that time, other management judgements, and continued refinement and validation of the model and methodologies.

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

Subsequent Events

Management has evaluated subsequent events for potential recognition and disclosure through the date the financial statements were issued.

Reclassifications

Certain prior year amounts are reclassified to conform to the current year presentation. None of the reclassifications impact net income or earnings per common share.

2.            ACQUISITIONS

On February 1, 2022, the Company completed its acquisition of PEB. As of the acquisition date, PEB merged into the Company and Pacific Enterprise Bank, PEB’s wholly owned bank subsidiary, merged into the Bank. The acquisition expanded the Company’s market share in California with one branch in Irvine. At the effective time of the PEB merger, the Company paid aggregate consideration to PEB shareholders of approximately $64.1 million consisting of 3,032,579 shares of Company common stock and $275,000 in cash. Noninterest income for the year ended December 31, 2022 included $1.7 million in bargain purchase gain, and included in noninterest expense was $3.1 million of nonrecurring acquisition-related expenses related to the Company’s acquisition of PEB.

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

Pro Forma Results of Operations (Unaudited)

The operating results of the Company in the consolidated statements of income include the operating results of PEB and GMB, since their respective acquisition dates. The following table represents the net interest income, net income, basic and diluted earnings per share, as if the mergers with PEB and GMB were effective January 1, 2022 and January 1, 2020, for the respective years in which each acquisition was closed. The unaudited pro forma information in the following table is intended for informational purposes only and is not necessarily indicative of future operating results or operating results that would have occurred had the mergers been completed at the beginning of each respective year. No assumptions have been applied to the pro forma results of operation regarding possible revenue enhancements, expense efficiencies or asset dispositions.

Unaudited pro forma net interest income, net income and earnings per share are presented below:

	December 31,	December 31,
	2022	2020
Net interest income	$97,566	$99,278
Net income	23,628	28,104
Basic earnings per share	$1.76	$2.01
Diluted earnings per share	1.76	2.01

These amounts include the acquisition-related third party expenses, accretion of the discounts on acquired loans and amortization of the fair value mark adjustments on core deposit intangible.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

Acquisition Expenses

Acquisition expenses are recognized as incurred and continue until all systems are converted and operational functions become fully integrated. No acquisition expenses were incurred in 2021. The Company incurred third-party acquisition expenses in the consolidated statements of income for the periods indicated are as follows:

	December 31, 2022	December 31, 2020
	PEB	GMB
Severance expense	$556	$266
Occupancy expense	375	—
Data processing	1,073	2,000
Professional fees	724	369
Other expenses	347	383
Total	$3,075	$3,018

3.            INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale at the dates indicated are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
December 31, 2022
U.S. Government Agencies	$1,505	$—	$—	$1,505
Preferred equity securities	18,330	—	(4,573)	13,757
Municipal securities	21,099	2	(1,544)	19,557
Mortgage-backed securities	37,199	23	(4,212)	33,010
Collateralized mortgage obligations	28,153	—	(2,729)	25,424
SBA securities	4,381	19	(95)	4,305
Corporate bonds	77,900	156	(7,853)	70,203
Total	$188,567	$200	$(21,006)	$167,761

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
December 31, 2021
U.S. Government Agencies	$1,510	$—	$—	$1,510
Preferred equity securities	18,331	446	—	18,777
Municipal securities	23,646	493	(16)	24,123
Mortgage-backed securities	33,973	1,333	(210)	35,096
Collateralized mortgage obligations	27,228	436	(158)	27,506
SBA securities	6,055	53	(20)	6,088
Corporate bonds	60,650	851	(166)	61,335
Total	$171,393	$3,612	$(570)	$174,435

For the year ended December 31, 2022, the Company sold one available-for-sale investment security for a minimal net realized gain, sold $3.0 million in available-for-sale investments for net realized gains of $41,000 for the year ended December 31, 2021 and did not sell any available-for-sale investments for the year ended December 31, 2020.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

The estimated fair value and gross unrealized losses for securities available-for-sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position at the dates indicated are as follows:

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
December 31, 2022
Preferred Equity Securities	$—	$—	$13,757	$(4,573)	$13,757	$(4,573)
Municipal securities	1,147	(8)	16,843	(1,536)	17,990	(1,544)
Mortgage-backed securities	23	—	31,291	(4,212)	31,314	(4,212)
Collateralized mortgage obligations	2,284	(26)	23,140	(2,703)	25,424	(2,729)
SBA securities	—	—	1,416	(95)	1,416	(95)
Corporate bonds	—	—	64,797	(7,853)	64,797	(7,853)
Total	$3,454	$(34)	$151,244	$(20,972)	$154,698	$(21,006)

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
December 31, 2021
Municipal securities	$3,932	$(16)	$—	$—	$3,932	$(16)
Mortgage-backed securities	2,954	(111)	2,133	(99)	5,087	(210)
Collateralized mortgage obligations	9,236	(108)	1,605	(50)	10,841	(158)
SBA securities	134	—	1,058	(20)	1,192	(20)
Corporate bonds	23,084	(166)	—	—	23,084	(166)
Total	$39,340	$(401)	$4,796	$(169)	$44,136	$(570)

Certain investment securities shown in the previous tables have fair values less than amortized cost and therefore contain unrealized losses. At December 31, 2022, management has evaluated all securities and has determined that no securities are other than temporarily impaired. Because the Company does not intend to sell and it is more likely than not that management will not be required to sell the securities prior to their anticipated recovery, which may be maturity, the Company does not consider these securities to be other-than temporarily impaired.

At December 31, 2022, the Company held 351 investment securities, of which 102 were in an unrealized loss position for more than twelve months and 192 were in an unrealized loss position for less than twelve months. These temporary unrealized losses relate principally to current interest rates for similar types of securities. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

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

	December 31, 2022		December 31, 2021
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
Available-for-sale
Due in one year or less	$4,994	$4,960	$862	$865
Due after one through five years	37,222	31,682	41,850	42,950
Due after five years through ten years	95,071	85,482	79,116	79,993
Due after ten years	51,280	45,637	49,565	50,627
Total	$188,567	$167,761	$171,393	$174,435

At December 31, 2022 and 2021, there were no securities pledged.

4.            LOANS

The Company’s loan portfolio at the dates indicated is summarized below:

	December 31,	December 31,
	2022	2021
Commercial and industrial (1)	$188,538	$230,177
Construction and land	13,163	13,371
Commercial real estate	1,704,716	1,299,684
Residential	110,606	118,423
Consumer	4,183	5,138
Total loans	2,021,206	1,666,793
Net deferred loan fees	(82)	(1,903)
Allowance for loan losses	(18,900)	(17,700)
Net loans	$2,002,224	$1,647,190

(1)	At December 31, 2022, included PPP loans of $11.1 million, compared to $69.6 million as of December 31, 2021. The Bank expects that the great majority of PPP borrowers will seek full or partial forgiveness of their loan obligations in accordance with the CARES Act.

For the years ended December 31, 2022 and 2021, impaired loans on nonaccrual were $14.3 million and $6.9 million, respectively. Interest foregone on nonaccrual loans was approximately $580,000 and $281,000 for the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022 and 2021, the Company had floating or variable rate loans totaling $1.3 billion and $955.2 million, respectively. As of December 31, 2022, a total of $965.8 million have interest rate floors, of which $854.0 million, were at their floors. As of December 31, 2021, a total of $693.0 million have interest rate floors, of which $651.7 million were at their floors.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

The Company’s total impaired loans, including nonaccrual loans, accruing TDR loans and accreting PCI loans that have experienced post-acquisition declines in cash flows expected to be collected are summarized as follows:

	Commercial	Construction	Commercial
	and industrial	and land	real estate	Residential	Consumer	Total
December 31, 2022
Recorded investment in impaired loans:
With no specific allowance recorded	$89	$—	$11,706	$1,991	$—	$13,786
With a specific allowance recorded	789	—	259	214	—	1,262
Total recorded investment in impaired loans	$878	$—	$11,965	$2,205	$—	$15,048
Specific allowance on impaired loans	$687	$—	$259	$222	$—	$1,168

December 31, 2021
Recorded investment in impaired loans:
With no specific allowance recorded	$112	$36	$5,015	$1,441	$—	$6,604
With a specific allowance recorded	681	—	262	146	—	1,089
Total recorded investment in impaired loans	$793	$36	$5,277	$1,587	$—	$7,693
Specific allowance on impaired loans	$681	$—	$224	$25	$—	$930

Year ended December 31, 2022
Average recorded investment in impaired loans	$2,628	$325	$7,835	$1,601	$—	$12,389
Interest recognized	30	5	75	39	—	149

Year ended December 31, 2021
Average recorded investment in impaired loans	$795	$346	$5,624	$2,094	$—	$8,859
Interest recognized	69	—	123	50	—	242

For the year ended December 31, 2022, the Company recorded TDR loan charge-offs of $3.2 million. For the year ended December 31, 2021 the Company recorded no TDR loan charge-offs. As of December 31, 2022 and 2021, TDR loans had a related allowance of $393,000 and $259,000, respectively. There were no commitments to lend additional amounts to borrowers with outstanding loans that were classified as TDRs at December 31, 2022. As of December 31, 2022 and 2021, $759,000 and $765,000 of TDR loans were performing in accordance with their modified terms, respectively.

A summary of TDRs by type of concession and type of loan as of the years ended:

	Number of	Rate	Term	Rate & term
	loans	modification	modification	modification	Total
December 31, 2022
Commercial and industrial	2	$—	$19	$—	$19
Construction and land	—	—	—	—	—
Commercial real estate	6	—	5,265	—	5,265
Residential	2	—	975	—	975
Consumer	—	—	—	—	—
Total	10	$—	$6,259	$—	$6,259

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

	Number of	Rate	Term	Rate & term
	loans	modification	modification	modification	Total
December 31, 2021
Commercial and industrial	2	$—	$25	$—	$25
Construction and land	—	—	—	—	—
Commercial real estate	4	—	2,237	—	2,237
Residential	1	—	146	—	146
Consumer	—	—	—	—	—
Total	7	$—	$2,408	$—	$2,408

The following tables present information for loans by class, modified as TDRs, during the years indicated:

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	loans	Investment	Investment
Year ended December 31, 2022
Commercial and industrial	1	$2,429	$2,429
Construction and land	—	—	—
Commercial real estate	2	3,199	3,199
Residential	1	850	850
Consumer	—	—	—
Total	4	$6,478	$6,478

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	loans	Investment	Investment
Year ended December 31, 2021
Commercial and industrial	—	$—	$—
Construction and land	—	—	—
Commercial real estate	1	262	262
Residential	—	—	—
Consumer	—	—	—
Total	1	$262	$262

The following tables represent the internally assigned risk grade by class of loans at the years indicated:

		Special
	Pass	Mention	Substandard	Doubtful	Total
December 31, 2022
Commercial and industrial	$181,828	$5,345	$1,365	$—	$188,538
Construction and land	13,101	62	—	—	13,163
Commercial real estate	1,629,698	58,281	16,737	—	1,704,716
Residential	108,127	247	2,232	—	110,606
Consumer	4,162	—	21	—	4,183
Total	$1,936,916	$63,935	$20,355	$—	$2,021,206

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

		Special
	Pass	Mention	Substandard	Doubtful	Total
December 31, 2021
Commercial and industrial	$216,611	$9,178	$4,388	$—	$230,177
Construction and land	13,264	71	36	—	13,371
Commercial real estate	1,264,269	28,438	6,977	—	1,299,684
Residential	115,534	1,250	1,639	—	118,423
Consumer	5,116	—	22	—	5,138
Total	$1,614,794	$38,937	$13,062	$—	$1,666,793

The following table provides an aging of the Company’s loans receivable as of the years indicated:

								Recorded
			90 Days					investment >
	30–59 Days	60–89 Days	or more	Total			Total loans	90 days and
	past due	past due	past due	past due	Current	PCI loans	receivable	accruing
December 31, 2022
Commercial and industrial	$471	$81	$—	$552	$183,969	$4,017	$188,538	$934
Construction and land	—	—	—	—	9,109	4,054	13,163	—
Commercial real estate	897	—	934	1,831	1,682,848	20,037	1,704,716	—
Residential	22	3	—	25	109,902	679	110,606	—
Consumer	—	—	—	—	4,183	—	4,183	—
Total	$1,390	$84	$934	$2,408	$1,990,011	$28,787	$2,021,206	$934

								Recorded
			90 Days					investment >
	30–59 Days	60–89 Days	or more	Total			Total loans	90 days and
	past due	past due	past due	past due	Current	PCI loans	receivable	accruing
December 31, 2021
Commercial and industrial	$275	$10	$606	$891	$228,980	$306	$230,177	$—
Construction and land	—	338	36	374	12,997	—	13,371	—
Commercial real estate	196	410	2,621	3,227	1,286,311	10,146	1,299,684	—
Residential	1,442	21	1,031	2,494	114,162	1,767	118,423	—
Consumer	3	—	—	3	5,135	—	5,138	—
Total	$1,916	$779	$4,294	$6,989	$1,647,585	$12,219	$1,666,793	$—

PCI Loans

The unpaid principal balance and carrying value of the Company’s PCI loans at the years indicated are as follows:

	December 31, 2022		December 31, 2021
	Unpaid		Unpaid
	principal	Carrying	principal	Carrying
	balance	value	balance	value
Commercial and industrial	$4,864	$4,017	$546	$306
Construction and land	4,299	4,054	—	—
Commercial real estate	21,649	20,037	11,519	10,146
Residential	829	679	2,202	1,767
Total	$31,641	$28,787	$14,267	$12,219

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

In connection with the Company's acquisitions, the contractual amount and timing of undiscounted principal and interest payments and the estimated amount and timing of undiscounted expected principal and interest payments were used to estimate the fair value of PCI loans at the acquisition date. The difference between these two amounts represented the nonaccretable difference. On the acquisition date, the amount by which the undiscounted expected cash flows exceed the estimated fair value of the acquired loans is the “accretable yield.” The accretable yield is then measured at each financial reporting date and represented the difference between the remaining undiscounted expected cash flows and the current carrying value of the loans. For PCI loans the accretable yield is accreted into interest income over the life of the estimated remaining cash flows. At each financial reporting date, the carrying value of each PCI loan is compared to an updated estimate of expected principal payment or recovery on each loan. To the extent that the loan carrying amount exceeds the updated expected principal payment or recovery, a provision of loan loss would be recorded as a charge to income and an allowance for loan loss established.

At December 31, 2022, the accretable and nonaccretable differences were approximately $1.5 million and $1.3 million, respectively. At December 31, 2021, the accretable and nonaccretable differences were approximately $508,000 and $1.5 million, respectively. The Company had $18,000 of allowance for loan losses for PCI loans during the year ended December 31, 2022, compared to no allowance for any loan losses for PCI loans during the year ended December 31, 2021.

The following table reflects the changes in the accretable yield of PCI loans for the years indicated:

	Year ended
	December 31,
	2022	2021
Balance at beginning of period	$508	$383
Additions	1,299	—
Removals	(134)	(183)
Transfers from nonaccretable yield	239	145
Accretion	(370)	163
Balance at end of period	$1,542	$508

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

	Commercial	Construction	Commercial
	and industrial	and land	real estate	Residential	Consumer	Total
December 31, 2022
Allowance for loan losses:
Beginning balance	$3,261	$175	$12,709	$1,536	$19	$17,700
Charge-offs	(3,643)	—	(1)	(6)	(6)	(3,656)
Recoveries	409	—	—	6	—	415
Provision for (reversal of) loan losses	2,858	(107)	1,477	206	7	4,441
Ending balance	$2,885	$68	$14,185	$1,742	$20	$18,900

Allowance for loan losses by methodology:
Loans individually evaluated for impairment	$687	$—	$259	$222	$—	$1,168
Loans collectively evaluated for impairment	2,198	68	13,908	1,520	20	17,714
PCI loans	—	—	—	—	—	—

Loans receivable by methodology:
Individually evaluated for impairment	$878	$—	$11,965	$2,205	$—	$15,048
Collectively evaluated for impairment	183,643	9,109	1,672,714	107,722	4,183	1,977,371
PCI loans	4,017	4,054	20,037	679	—	28,787
Total loans	$188,538	$13,163	$1,704,716	$110,606	$4,183	$2,021,206

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

	Commercial	Construction	Commercial
	and industrial	and land	real estate	Residential	Consumer	Total
December 31, 2021
Allowance for loan losses:
Beginning balance	$4,042	$378	$11,211	$1,856	$13	$17,500
Charge-offs	(232)	—	(44)	—	(5)	(281)
Recoveries	11	4	—	—	—	15
(Reversal of) provision for loan losses	$(560)	(207)	1,542	(320)	11	466
Ending balance	3,261	$175	$12,709	$1,536	$19	$17,700

Allowance for loan losses by methodology:
Loans individually evaluated for impairment	$681	$—	$224	$25	$—	$930
Loans collectively evaluated for impairment	2,580	175	12,485	1,511	19	16,770
PCI loans	—	—	—	—	—	—

Loans receivable by methodology:
Individually evaluated for impairment	$793	$1,587	$5,277	$36	$—	$7,693
Collectively evaluated for impairment	229,078	11,784	1,284,261	116,620	5,138	1,646,881
PCI loans	306	—	10,146	1,767	—	12,219
Total loans	$230,177	$13,371	$1,299,684	$118,423	$5,138	$1,666,793

As part of the acquisition of PEB, the Company acquired certain small business loans to borrowers qualified under the California Capital Access Program for Small Business, a state guaranteed loan program sponsored by the California Pollution Control Financing Authority (“CalCAP”). PEB ceased originating loans under this loan program in 2017. Under this loan program, the borrower, CalCAP and the participating lender contributed funds to a loss reserve account that is held in a demand deposit account at the participating lender. The borrower contributions to the loss reserve account are attributed to the participating lender. Losses on qualified loans are charged to this account after approval by CalCAP. Under the program, if a loan defaults, the participating lender has immediate coverage of 100% of the loss. The participating lender must return recoveries from the borrower, less expenses, to the loan loss reserve account. The funds in the loss reserve account are the property of CalCAP, however, in the event that the participating lender leaves the program any excess funds, after all loans have been repaid or unenrolled from the program by the participating lender and provided there are no pending claims for reimbursement, are distributed to CalCAP and the participating lender based on their respective contributions to the loss reserve account. Funds contributed by the participating lender to the loss reserve account are treated as a receivable from CalCAP and evaluated for impairment quarterly. As of December 31, 2022, the Company had $26.3 million of loans enrolled in this loan program. The Company had a loss reserve account of $13.7 million as of December 31, 2022.

In addition, as successor to PEB, the Company was approved by the CalCAP, in partnership with the California Air Resources Board, to originate loans to California truckers in the On-Road Heavy-Duty Vehicle Air Quality Loan Program. Under this loan program, CalCAP solely contributes funds to a loss reserve account that is held in a demand deposit account at the participating lender. Losses are managed in the same manner as described above. The funds are the property of CalCAP and are payable upon termination of the program. When the loss reserve account balance exceeds the total associated loan balance, the excess is to be remitted to CalCAP. The Company has originated $5.1 million of loans under this program during the year ended December 31, 2022. As of December 31, 2022, the Company had $26.2 million of loans enrolled in this program. The Company had a loss reserve account of $6.2 million as of December 31, 2022.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

6.            PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at the dates indicated:

	December 31,	December 31,
	2022	2021
Premises owned	$11,120	$11,015
Leasehold improvements	2,259	2,608
Furniture, fixtures and equipment	6,760	6,201
Less accumulated depreciation and amortization	(6,861)	(5,454)
Total premises and equipment, net	$13,278	$14,370

Depreciation and amortization included in occupancy and equipment expense totaled $2.0 million for both years ended December 31, 2022 and December 31, 2021, compared to $1.9 million for the year ended December 31, 2020.

7.            LEASES

The Company owned 15 of its banking branches and leased the remaining 19 branches under noncancelable operating leases as of December 31, 2022. These leases expire on various dates through 2030. The Company’s leases often have an option to renew one or more times, at the Company’s discretion, following the expiration of the initial term. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. The Company uses the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term.

The below maturity schedule represents the undiscounted lease payments for the five-year period and thereafter as of December 31, 2022:

Year ending December 31,
2023	$3,877
2024	4,003
2025	3,181
2026	2,428
Thereafter	5,474
Total undiscounted cash flows	18,963
Less: interest	(1,825)
Present value of lease payments	$17,138

The following table presents the remaining weighted average lease term and discount rate at the date indicated:

	December 31, 2022
Weighted-average remaining lease term	5.4	years
Weighted-average discount rate	3.12%

Rental expense included in occupancy and equipment on the consolidated statements of income totaled $4.1 million, $3.4 million and $3.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

8.            OTHER REAL ESTATE OWNED

Other real estate owned as of the dates indicated consisted of the following:

	December 31,	December 31,
	2022	2021
Land	$21	$21
Total	$21	$21

As of December 31, 2022, there were two residential mortgage loans in the process of foreclosure totaling $248,000, compared to two residential mortgage loans in the process of foreclosure totaling $1.0 million at December 31, 2021.

9.            GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the Company’s goodwill for the periods indicated are as follows:

	December 31,	December 31,
	2022	2021
Balance at beginning of period	$38,838	$38,838
Acquired goodwill	—	—
Impairment	—	—
Balance at end of period	$38,838	$38,838

Impairment exists when a reporting unit’s fair value is less than its carrying amount, including goodwill. Due to the adverse and unknown economic impacts resulting from the COVID-19 pandemic, the Company performed a goodwill impairment qualitative assessment during each quarter of 2022 and 2021 to determine if it is not more likely than not that the fair value of the Company’s reporting unit exceeded its carrying value, including goodwill.

As of December 31, 2022 the Company’s qualitative assessment which considered the Company’s continued profitability, positive equity, average community bank merger deal values realized during 2022, net interest margin, allowance for loan loss, and the continued growth in its core deposit portfolio, the Company concluded that the goodwill of the Company’s reporting unit, the Bank, is not more likely than not to be impaired.

Core Deposit Intangible

Changes in the Company’s core deposit intangible for the periods indicated were as follows:

	December 31,	December 31,
	2022	2021
Balance at beginning of period	$6,489	$8,302
Additions	756	—
Less amortization	(2,044)	(1,813)
Balance at end of period	$5,201	$6,489

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

Estimated annual amortization at December 31, 2022 is as follows:

Year ending December 31,
2023	$1,286
2024	1,222
2025	948
2026	455
Thereafter	1,290
Total	$5,201

10.         INTEREST RECEIVABLE AND OTHER ASSETS

The Company’s other assets at the dates indicated consisted of the following:

	December 31,	December 31,
	2022	2021
Tax assets, net	$18,762	$10,573
Accrued interest receivable	7,659	5,929
Investment in Small Business Investment Company ("SBIC") fund	4,389	4,731
Investment in Community Reinvestment Act fund	2,000	—
Prepaid assets	1,568	1,598
Servicing assets	2,092	1,947
Investment in Low Income Housing Tax Credit ("LIHTC") partnerships, net	2,675	3,129
Investment in statutory trusts	493	484
CalCAP reserve receivable	4,023	—
Other assets	1,871	1,469
Total	$45,532	$29,860

11.          DEPOSITS

The Company’s deposits consisted of the following at the dates indicated:

	December 31,	December 31,
	2022	2021
Demand deposits	$773,274	$710,137
NOW accounts and savings	441,064	484,847
Money market	577,792	568,094
Time deposits	293,349	222,161
Total	$2,085,479	$1,985,239

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

At December 31, 2022, aggregate annual maturities of time deposits are as follows:

Year ending December 31,
2023	$221,365
2024	29,703
2025	36,608
2026	1,091
2027	4,582
Total	$293,349

Interest expense, net of early withdrawal penalty, recognized on interest bearing deposits at the dates indicated consisted of the following:

	December 31,	December 31,	December 31,
	2022	2021	2020
NOW accounts and savings	$499	$452	$417
Money market	3,238	2,266	2,721
Time deposits	2,536	2,157	3,816
Total	$6,273	$4,875	$6,954

12.          OTHER BORROWINGS

The Company has an approved secured borrowing facility with the FHLB for up to 25% of total assets for a term not to exceed five years under a blanket lien of certain types of loans. At both December 31, 2022 and December 31, 2021, the Company had no FHLB advances outstanding. In addition to the availability of liquidity from the FHLB, during 2022 the Bank maintained a short-term borrowing line of credit with the Federal Reserve Bank (“FRB”) of San Francisco based on PPP loans pledged as collateral. This line was closed in 2022, with no FRB borrowings outstanding at both December 31, 2022 and December 31, 2021.

The Company has Federal Funds lines with four correspondent banks. Cumulative available commitments totaled $65.0 million at both December 31, 2022 and December 31, 2021. There are no amounts outstanding under these facilities at both December 31, 2022 and December 31, 2021.

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

The following is a summary of the contractual terms of the subordinated debentures due to the Trusts at the date indicated:

	December 31, 2022
Subordinated debenture	Gross	Mark to market	Net	Interest rate	Effective rate
BFC Trust	$3,093	$(290)	$2,803	7.49%	5.14%
FULB Trust	6,392	(711)	5,681	7.27%	5.27%
Total	$9,485	$(1,001)	$8,484	7.34%	5.23%

	December 31, 2021
Subordinated debenture	Gross	Mark to Market	Net	Interest rate	Effective Rate
BFC Trust	$3,093	$(312)	$2,781	2.97%	2.95%
FULB Trust	6,392	(770)	5,622	2.70%	2.70%
Total	$9,485	$(1,082)	$8,403	2.79%	2.78%

14.          SUBORDINATED DEBT

On August 6, 2020, the Company issued and sold $65.0 million aggregate principal amount of 5.25% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “Notes”) at a public offering price equal to 100% of the aggregate principal amount of the Notes. The offering of the Notes closed on August 10, 2020. The Notes initially bears a fixed interest rate of 5.25% per year. Commencing on September 15, 2025, the interest rate on the Notes resets quarterly to the three-month Secured Overnight Financing rate (“SOFR”) plus a spread of 521 basis points (5.21%), payable quarterly in arrears. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year through September 15, 2025 and quarterly thereafter on March 15, June 15, September 15 and December 15 of each year through the maturity date or early redemption date. The Company, at its option, may redeem the Notes, in whole or in part, on any interest payment date on or after September 15, 2025, without a premium. At December 31, 2022 and December 31, 2021, the Company had outstanding subordinate debt, net of costs to issue, totaling $63.7 million and $63.5 million, respectively.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

15.          INCOME TAXES

Income tax expense for the dates indicated consisted of the following:

	Year Ended December 31,
	2022	2021	2020
Current income tax expense:
Federal	$5,990	$5,122	$3,718
State	3,638	2,572	2,487
Total current tax expense	9,628	7,694	6,205
Deferred income tax expense (benefit):
Federal	455	(95)	(895)
State	(59)	190	(807)
Total deferred tax expense (benefit)	396	95	(1,702)
Total income tax expense	$10,024	$7,789	$4,503

Income tax expense results in effective tax rates that differ from the statutory federal income tax rate for the years indicated as follows:

	December 31, 2022		December 31, 2021		December 31, 2020
	Amount	Rate%	Amount	Rate%	Amount	Rate%
Federal statutory tax rate	$7,772	21.00%	$5,981	21.00%	$3,828	21.00%
State statutory tax rate, net of federal effective tax rate	2,827	7.64	2,182	7.66	1,327	7.28
Tax exempt interest	(94)	(0.25)	(80)	(0.28)	(81)	(0.44)
Bank owned life insurance	(124)	(0.34)	(140)	(0.49)	(137)	(0.75)
Acquisition expenses	94	0.25	—	—	67	0.37
Other	(451)	(1.22)	(154)	(0.54)	(501)	(2.75)
Total income tax expense	$10,024	27.08%	$7,789	27.35%	$4,503	24.70%

The Company is subject to US federal income tax as well as state income tax in multiple states, most notably California, Colorado and New Mexico. Federal income tax returns for the years ended on or after December 31, 2019 are open to audit by the federal authorities and, with limited exception, state income tax returns for the years ended on or after December 31, 2018 are open to audit by state authorities.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

Deferred tax assets at the dates indicated, included as a component of interest receivable and other assets in the consolidated balance sheets consisted of the following:

	December 31,	December 31,
	2022	2021
Deferred tax assets
Net operating loss carryforward	$3,945	$3,262
Salary continuation plan	1,400	1,263
Allowance for loan losses	5,469	5,090
Stock based compensation	355	390
Lease liability	4,959	4,128
Other liabilities	459	401
Unrealized loss on AFS securities	5,998	—
Other	1,547	1,055
Total deferred tax assets	24,132	15,589
Deferred tax liabilities
Mark to market adjustment	(1,506)	(1,623)
ROU assets	(4,794)	(3,488)
FHLB stock dividend	(248)	(244)
Unrealized gain on AFS securities	—	(875)
Other	(2,072)	(1,360)
Total deferred tax liability	(8,620)	(7,590)
Deferred tax assets, net	$15,512	$7,999

The utilization of the net operating losses (“NOLs”) is subject to an annual limit pursuant to Section 382 of the Internal Revenue Code. The amount of the annual limitations for Federal and California Franchise Tax purpose is $1.1 million and if not fully utilized, the NOLs will begin to expire in 2028. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are expected to be deductible, Management believes it is more likely than not we will realize the benefit of the remaining deferred tax assets. Accordingly, no valuation allowance has been established as of December 31, 2022 or 2021. At December 31, 2022, Federal, California and Colorado NOLs included in the deferred tax asset totaled $13.1 million, $4.5 million and $4.0 million, respectively.

During the years ended December 31, 2022, 2021 and 2020, the Company did not recognize any interest and penalties. The Company had no unrecognized tax benefits as of December 31, 2022 and 2021.

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

The following table presents a summary of commitments described above as of the dates indicated:

	December 31,	December 31,
	2022	2021
Commitments to extend credit	$96,774	$100,686
Standby letters of credit	768	3,453
Total commitments	$97,542	$104,139

Commitments generally have fixed expiration dates or other termination clauses. The actual liquidity needs or the credit risk that the Company will experience will be lower than the contractual amount of commitments to extend credit because a significant portion of these commitments are expected to expire without being drawn upon. The commitments are generally variable rate and include unfunded home equity lines of credit, commercial real estate construction where disbursement is made over the course of construction, commercial revolving lines of credit, and unsecured personal lines of credit. The Company’s outstanding loan commitments are made using the same underwriting standards as comparable outstanding loans. The reserve associated with these commitments included in interest payable and other liabilities on the consolidated balance sheets was $315,000 at both December 31, 2022 and December 31, 2021.

Commercial Real Estate Concentrations

At December 31, 2022 and 2021, in management’s judgment, a concentration of loans existed in commercial real estate related loans. The Company’s commercial real estate loans are secured by owner-occupied and non-owner occupied commercial real estate and multifamily properties. Although management believes that loans within these concentrations have no more than the normal risk of collectability, a decline in the performance of the economy in general or a decline in real estate value in the Company’s primary market areas in particular, could have an adverse impact on collectability.

Other Assets

The Company has commitments to fund Low Income Housing Tax Credit Partnerships (“LIHTC”) and a Small Business Investment Company (“SBIC”). At December 31, 2022, the remaining commitments to the LIHTC and SBIC were approximately $2.1 million and $122,000, respectively. At December 31, 2021, the remaining commitment to the LIHTC and SBIC were $2.3 million and $122,000, respectively.

Deposits

At December 31, 2022, approximately $215.1 million, or 11.0%, of the Company’s deposits are derived from the top ten depositors. At December 31, 2021, approximately $198.6 million, or 10.0%, of the Company’s deposits are derived from the top ten depositors.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

Local Agency Deposits

In the normal course of business, the Company accepts deposits from local agencies. The Company is required to provide collateral for certain local agency deposits in the states of California, Colorado, New Mexico and Washington. As of December 31, 2022 and December 31, 2021, the FHLB issued letters of credit on behalf of the Company totaling $40.6 million and $42.0 million, respectively, as collateral for local agency deposits.

17.          EMPLOYEE BENEFIT PLANS

401(k) Plan

Effective January 1, 2005, the Company adopted a qualified 401(k) profit sharing plan (the “401(k) Plan”) that covers substantially all full-time employees. The 401(k) Plan permits voluntary contributions by participants and provides for voluntary matching contributions by the Company after 90 days of employment. For the years ended December 31, 2022, 2021 and 2020, the Company made contributions to the plan of $801,000, $570,000 and $642,000 respectively.

Salary Continuation Plan

In 2014, the Company established a salary continuation plan for one of its executive officers. In 2017, the Company extended coverage to two additional executive officers. Under the agreements, the Company provides the executive, or their designated beneficiaries, with annual benefits for fifteen years after retirement or death. The contributions are based on the executive’s performance related to Company’s financial performance. These benefits are substantially equivalent to those available under insurance policies purchased by the Company on the life of the executives. At December 31, 2022, approximately $1.2 million of the salary continuation plan was related to plans assumed through the Company’s acquisitions. There are no further requirements to fund these plans.

The expense recognized included in salaries and benefits expense in the consolidated statements of income under the salary continuation agreements defined above totaled $648,000, $594,000 and $577,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

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

The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date. For the years ended December 31, 2022, 2021 and 2020, total compensation expense for these plans was $1.0 million, $1.4 million and $1.5 million, respectively.

As of December 31, 2022, there was $959,000 of total unrecognized compensation cost related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately two years.

The following table provides the restricted stock grant activity for the periods indicated:

	2022		2021
		Weighted-average		Weighted-average
		grant date		grant date
	Shares	fair value	Shares	fair value
Non-vested at January 1,	139,275	$16.29	204,515	$17.71
Granted	33,091	19.49	36,415	16.17
Vested	(72,635)	17.01	(98,963)	16.28
Forfeited	(1,854)	18.34	(2,692)	18.45
Non-Vested, at December 31,	97,877	$16.80	139,275	$16.29

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

Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period or, with the approval of the DFPI, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. During the years ended December 31, 2022, the Bank paid $2.7 million of dividends to the Company. The Bank did not pay any dividend to the Company in 2021.

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

The Bank is subject to various regulatory capital requirements administered by the Federal Reserve. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines of the regulatory framework for prompt corrective action, the Bank must meet specific capital adequacy guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices and until August 30, 2018, the Company was subject to similar capital regulations. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital to total average assets (as defined), and minimum ratios of Tier 1 capital (as defined) and CET1 capital to risk-weighted assets (as defined).

Management reviews capital ratios on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet our anticipated future needs. As of December 31, 2022, the most recent regulatory notifications from the Federal Reserve categorized the Bank as “Well Capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would have changed the category.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

The following is a summary of actual capital amounts and ratios as of the dates indicated, for the Company (assuming it was subject to regulatory capital requirements) and the Bank compared to the requirements for minimum capital adequacy and classification as Well Capitalized:

	As of December 31, 2022		As of December 31, 2021
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Leverage Ratio
BayCom Corp	$286,688	11.91%	$213,787	9.60%
Minimum requirement for "Well Capitalized"	120,395	5.00%	111,349	5.00%
Minimum regulatory requirement	96,316	4.00%	89,079	4.00%

United Business Bank	336,667	13.64%	$250,624	10.87%
Minimum requirement for "Well Capitalized"	123,402	5.00%	115,295	5.00%
Minimum regulatory requirement	98,722	4.00%	92,236	4.00%

Common Equity Tier 1 Ratio
BayCom Corp	286,688	13.84%	$213,787	12.31%
Minimum requirement for "Well Capitalized"	134,648	6.50%	112,856	6.50%
Minimum regulatory requirement	93,218	4.50%	78,131	4.50%

United Business Bank	336,667	16.42%	250,624	14.60%
Minimum requirement for "Well Capitalized"	133,242	6.50%	111,543	6.50%
Minimum regulatory requirement	92,245	4.50%	77,222	4.50%

Tier 1 Risk-Based Capital Ratio
BayCom Corp	296,173	14.30%	223,272	12.86%
Minimum requirement for "Well Capitalized"	165,721	8.00%	138,900	8.00%
Minimum regulatory requirement	124,291	6.00%	104,175	6.00%

United Business Bank	336,667	16.42%	250,624	14.60%
Minimum requirement for "Well Capitalized"	163,991	8.00%	137,283	8.00%
Minimum regulatory requirement	122,993	6.00%	102,962	6.00%

Total Risk-Based Capital Ratio
BayCom Corp	380,388	18.36%	306,287	17.64%
Minimum requirement for “Well Capitalized”	207,151	10.00%	173,625	10.00%
Minimum regulatory requirement	165,721	8.00%	138,900	8.00%

United Business Bank	355,882	17.36%	268,639	15.65%
Minimum requirement for "Well Capitalized"	204,988	10.00%	171,604	10.00%
Minimum regulatory requirement	163,991	8.00%	137,283	8.00%

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

The following is a summary of the aggregate loan activity involving related party borrowers for the dates indicated:

	December 31,	December 31,
	2022	2021
Beginning of the year	$33,581	$16,017
Disbursements	8,187	18,438
Amounts paid	(3,492)	(874)
End of year	$38,276	$33,581
Undisbursed commitments to related parties	$2,468	$5,679

At December 31, 2022 and 2021, the Company had deposits with directors, officers and their associates which totaled approximately $32.7 million and $39.8 million, respectively.

21.          OTHER EXPENSES

For the dates indicated, other expenses consisted of the following:

	December 31,	December 31,	December 31,
	2022	2021	2020
Professional fees	$2,775	$2,123	$2,573
Core deposit premium amortization	2,044	1,813	1,832
Marketing and promotions	955	656	731
Stationery and supplies	352	361	548
Insurance (including FDIC premiums)	951	840	589
Communication and postage	937	784	652
Loan default related expense	254	89	350
Director fees	366	325	324
Bank service charges	162	256	178
Courier expense	745	662	670
Other	561	510	821
Total	$10,102	$8,419	$9,268

The Company expenses marketing and promotions costs as they are incurred. Advertising expense included in marketing and promotions totaled $71,000 for both the years ended December 31, 2022 and 2021, compared to $194,000 for the year ended December 31, 2020.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the lowest level of inputs that is significant to the measurement is used for to determine the hierarch for the entire asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with our quarterly valuation process. There were no transfers between levels during 2022 and 2021.

The following assets are measured at fair value on a recurring basis at the dates indicated:

	Total	Level 1	Level 2	Level 3
December 31, 2022
U.S. Government Agencies	$1,505	$—	$1,505	$—
Preferred equity securities	13,757	13,757	—	—
Municipal securities	19,557	—	19,557	—
Mortgage-backed securities	33,010	—	33,010	—
Collateralized mortgage obligations	25,424	—	25,424	—
SBA securities	4,305	—	4,305	—
Corporate bonds	70,203	—	70,203	—
Total	$167,761	$13,757	$154,004	$—

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

	Total	Level 1	Level 2	Level 3
December 31, 2021
U.S. Government Agencies	$1,914	$—	$1,914	$—
Preferred equity securities	18,777	18,777	—	—
Municipal securities	24,123	—	24,123	—
Mortgage-backed securities	34,692	—	34,692	—
Collateralized mortgage obligations	27,506	—	27,506	—
SBA securities	6,088	—	6,088	—
Corporate bonds	61,335	—	61,335	—
Total	$174,435	$18,777	$155,658	$—

The following assets are measured at fair value on a nonrecurring basis as of the dates indicated:

	Total	Level 1	Level 2	Level 3
December 31, 2022
Performing impaired loans	$759	$—	$—	$759
Nonperforming impaired loans	15,223	—	—	15,223
OREO	21	—	—	21
Total	$16,003	$—	$—	$16,003

	Total	Level 1	Level 2	Level 3
December 31, 2021
Performing impaired loans	$805	$—	$—	$805
Nonperforming impaired loans	6,888	—	—	6,888
OREO	21	—	—	21
Total	$7,714	$—	$—	$7,714

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

The Company records OREO at fair value on a nonrecurring basis based on the collateral value of the property. When the fair value of the collateral is based on an observable market price or a current appraised value which uses substantially observable data, the Company records the OREO as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value or the appraised value contains a significant assumption, and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Management also incorporates assumptions regarding market trends or other relevant factors and selling and commission costs ranging from 5% to 10%. Such adjustments and assumptions are typically significant and result in a Level 3 classification of the inputs for determining fair value.

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

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

The carrying amounts and fair values of the Company’s financial instruments at the dates indicated are presented below:

	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
December 31, 2022
Financial assets:
Cash and cash equivalents	$176,815	$176,815	$176,815	$—	$—
Time deposits in banks	2,241	2,241	2,241	—	—
Investment securities available-for-sale	167,761	167,761	13,757	154,004	—
Investment in FHLB and FRB Stock	20,281	20,281	20,281	—	—
Loans held for sale	2,380	2,380	—	2,380	—
Loans, net	2,002,224	1,940,480	—	—	1,940,480
Accrued interest receivable	7,659	7,659	—	7,659	—
Financial liabilities:
Deposits	2,085,479	2,087,265	—	2,087,265	—
Junior subordinated deferrable interest debentures, net	8,484	7,739	—	—	7,739
Subordinated debt, net	63,711	63,711	—	63,711	—
Accrued interest payable	1,413	1,413	—	1,413	—
Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	97,542	97,227	—	—	97,227

	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
December 31, 2021
Financial assets:
Cash and cash equivalents	$379,687	$379,687	$379,687	$—	$—
Time deposits in banks	3,585	3,585	3,585	—	—
Investment securities available-for-sale	174,435	174,435	18,777	155,658	—
Investment in FHLB and FRB Stock	16,035	16,035	16,035	—	—
Loans held for sale	6,470	6,470	—	6,470	—
Loans, net	1,647,190	1,659,811	—	—	1,659,811
Accrued interest receivable	5,929	5,929	—	5,929	—
Financial liabilities:
Deposits	1,985,239	1,986,651	—	1,986,651	—
Junior subordinated deferrable interest debentures, net	8,403	8,612	—	—	8,612
Subordinated debt, net	63,542	63,542	—	63,542	—
Accrued interest payable	1,180	1,180	—	1,180	—
Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	104,139	103,824	—	—	103,824

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

24.          PARENT COMPANY ONLY

BAYCOM CORP

BALANCE SHEETS

December 31, 2022 and 2021

	2022	2021
ASSETS
Cash and due from banks	$3,837	$15,879
Investment securities available-for-sale	13,757	18,777
Investment in bank subsidiary	370,384	299,126
Interest receivable and other assets	3,108	1,845
Total assets	$391,086	$335,627
LIABILITIES AND SHAREHOLDERS' EQUITY
Junior subordinated deferrable interest debentures, net	$8,484	$8,403
Subordinated debt, net	63,711	63,542
Interest payable and other liabilities	1,742	1,075
Total liabilities	73,937	73,020
Shareholders' equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding at both December 31, 2022 and 2021	—	—
Common stock, no par value; 100,000,000 shares authorized; 12,838,462 and 10,680,386 shares issued and outstanding at December 31, 2022 and 2021, respectively	204,301	157,098
Additional paid in capital	287	287
Accumulated other comprehensive income, net of tax	(14,818)	2,166
Retained earnings	127,379	103,056
Total shareholders' equity	317,149	262,607
Total liabilities and shareholders' equity	$391,086	$335,627

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

BAYCOM CORP

STATEMENTS OF INCOME

For the years ended December 31, 2022, 2021 and 2020

	2022	2021	2020
Income:
Interest income	$813	$624	$75
Earnings from bank subsidiary	29,378	23,071	15,216
Dividends from statutory trusts	8	4	6
Gain on sale of securities	—	41	—
Total income	30,199	23,740	15,297
Expense:
Subordinated debt	3,582	3,582	1,405
Junior subordinate debt	496	344	503
Total Interest expense	4,078	3,927	1,908
Noninterest expense	184	157	363
Total expense	4,262	4,084	2,271
Income before provision for income taxes	25,937	19,656	13,026
Income tax benefit	(1,050)	(1,035)	(700)
Net income	$26,987	$20,691	$13,726

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except for share and per share data)

BAYCOM CORP

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2022, 2021 and 2020

	2022	2021	2020
Cash flows from operating activities:
Net income	$26,987	$20,691	$13,726
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from bank subsidiary	(29,683)	(23,376)	(15,429)
Dividend from bank subsidiary	10,000	—	18,740
Gain on sale of securities	—	(41)	—
Income tax benefit	(1,050)	(1,035)	(700)
Accretion of premiums/discounts on investment securities	162	40	—
Accretion on junior subordinated debentures	250	251	80
Stock-based compensation expense	6	7	7
Increase in deferred tax asset	1,127	—	—
Increase (decrease) in interest receivable and other assets	40	(230)	2,825
Increase in interest payable and other liabilities	24	3	996
Net cash provided by (used in) operating activities	7,863	(3,690)	20,245
Cash flows from investing activities:
Capital contribution to subsidiary	(1,280)	(1,400)	(2,654)
Purchase from sale of investment securities	—	(21,356)	—
Proceeds from the sales of investment securities	63	3,026
Net cash received (paid) for acquisitions	275	—	(13,886)
Net cash used in investing activities	(942)	(19,730)	(16,540)
Cash flows from financing activities:
Repayment of junior subordinated debentures	—	—	(1,575)
Proceeds from issuance of subordinated debt, net	—	—	63,372
Increase in other borrowings	—	—	6,000
Repayment of other borrowings	—	—	(6,000)
Restricted stock issued	1,016	1,400	1,449
Repurchase of common stock	(17,959)	(11,551)	(18,257)
Cash dividends paid on common stock	(2,020)	—	—
Net cash (used in) provided by financing activities	(18,963)	(10,151)	44,989
(Decrease) increase in cash and cash equivalents	(12,042)	(33,571)	48,694
Cash and cash equivalents at beginning of period	15,879	49,450	756
Cash and cash equivalents at end of period	$3,837	$15,879	$49,450

Supplemental disclosure of cash flow information:
Non-cash investing activities:
Change in unrealized (loss) gain on available-for-sale securities, net of tax	(16,984)	531	—
Cash dividends declared on common stock not yet paid	644	—	—

Acquisition:
Common stock issued	64,140	—	—

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9(A). Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures:

An evaluation of the disclosure controls and procedures as defined in Rule 13a 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was conducted as of December 31, 2022 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that based on their evaluation at December 31, 2022, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(b)	Internal Control over Financial Reporting:

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective based on those criteria.

(c)   Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm. We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. As a result, for the year ended December 31, 2022 we were not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

Information concerning the Company’s directors is incorporated herein by reference from the Proxy Statement, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Information concerning the executive officers of the Company is contained under the heading “Executive Officers” under Part I, Item 1 of this Form 10-K and is incorporated herein by reference.

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

Corporate Governance

Nomination Procedures. There have been no material changes to the procedures by which shareholders may recommend nominees to BayCom’s Board of Directors.

Audit Committee Matters and Audit Committee Financial Expert. The Board of Directors of BayCom has a standing Audit Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee operates under a formal written charter adopted by the Board of Directors. The members of that committee currently consist of Directors Kendall, Chaudhary and Laverne, each of whom was considered independent under Nasdaq listing standards. The Board of Directors has determined that Mr. Chaudhary is an “audit committee financial expert” as defined in applicable SEC rules. All members of the Audit Committee (i) are independent as defined under Rule 4200(a)(15) of the Nasdaq Marketplace Rules; (ii) meet the criteria for independence set forth in SEC Rule 10A-3(b)(1); (iii) have not participated in the preparation of the financial statements of the Company or any of its current subsidiaries at any time during the past three years; and (iv) are able to read and understand fundamental financial statements, including our balance sheet, income statement, and cash flow statement.

Additional information concerning the Audit Committee is incorporated herein by reference from the Proxy Statement (except for information contained under the heading "Report of the Audit Committee"), a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 11. Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the Proxy Statement, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Proxy Statement, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

The following table sets forth information as of December 31, 2022 with respect to the Company’s equity compensation plans, all of which were approved by the Company’s shareholders:

Number of securities
	Number of securities to	Weighted-average	remaining available for
	be issued upon exercise	exercise price of	future issuance under
	of outstanding options,	outstanding options,	equity compensation
Plan category	warrants, and rights	warrants, and rights	plans (1)

Equity compensation plans approved by security holders	—	$—	86,085
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	86,085
(1)	All of the shares reported are available for future issuance other than upon the exercise of an option, warrant, or right.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions, our independent directors and our audit and nominating committee charters is incorporated herein by reference from the Proxy Statement, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 14. Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from the Proxy Statement, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Form 10-K:
(1)	Financial Statements: The Consolidated Financial Statements are included in Part II. “Item. 8 Financial Statements and Supplementary Data”.
(2)	Financial Statements Schedules: All schedules are omitted because they are not required or applicable, or the required information is shown in the Consolidated Financial Statements or Notes.
(3)	Exhibits: Included in schedule below.

Exhibit Number	Description

3.1	Articles of Incorporation of BayCom Corp(1)

3.2	Amended and Restated Bylaws of BayCom Corp(2)

4.1	Form of common stock certificate of BayCom Corp(1)

4.2	Description of BayCom Corp’s Securities(3)

4.3	Indenture, date August 6, 2020, between BayCom Corp and Wilmington Trust, National Association, as Trustee(4)

4.4	First Supplemental Indenture, dated August 6, 2020, between BayCom Corp and Wilmington Trust, National Association, as Trustee(4)
4.5	Form of 5.25% Fixed-to-Floating Rate Subordinated Note due 2030 (included in Exhibit 4.2)(4)

10.1+	Amended and Restated Employment Agreement, dated March 5, 2021, among BayCom Corp, United Business Bank and George Guarini(5)

10.2+	Amended and Restated Employment Agreement, dated March 5, 2021, among BayCom Corp, United Business Bank and Janet King(5)

10.3+	Amended and Restated Employment Agreement, dated March 5, 2021, among BayCom Corp, United Business Bank and Keary Colwell(5)

10.4+	Amended and Restated Executive Supplemental Compensation Agreement, dated February 20, 2018, between United Business Bank and George J. Guarini(1)

10.5+	Amended and Restated Executive Supplemental Compensation Agreement, dated February 20, 2018, between United Business Bank and Janet King(1)
10.6+	Amended and Restated Executive Supplemental Compensation Agreement, dated February 20, 2018, between United Business Bank and Keary Colwell.(1)
10.7+	Amended and Restated Joint Beneficiary Agreement between United Business Bank and George Guarini(1)

10.8+	Bay Commercial Bank 2014 Equity Incentive Plan(1)

10.9+	Form of Restricted Stock Award Agreement under the Bay Commercial Bank 2014 Equity Incentive Plan(1)

10.10+	BayCom Corp Amended and Restated 2017 Omnibus Equity Incentive Plan(1)

10.11+	Form of Restricted Stock Award Agreement under the BayCom Corp Amended and Restated 2017 Omnibus Equity Incentive Plan(1)

10.12+	Form of Non-Qualified Stock Option Agreement under the BayCom Corp Amended and Restated 2017 Omnibus Equity Incentive Plan(1)

10.13+	Form of Incentive Stock Option Agreement under the BayCom Corp Amended and Restated 2017 Omnibus Equity Incentive Plan(1)

10.14+	Form of Restricted Stock Unit Agreement under the BayCom Corp Amended and Restated 2017 Omnibus Equity Incentive Plan(1)

10.15+	Joint Beneficiary Agreement between United Business Bank and Janet King(1)

10.16+	Joint Beneficiary Agreement between United Business Bank and Keary Colwell(1)

10.17+	Joint Beneficiary Agreement between United Business Bank and Mary Therese Curley(6)

10.18+	Summary of Annual Incentive Bonus program(7)

14	Code of Business Conduct and Ethics(8)

21	Subsidiaries of the Registrant(9)

23.1	Consent of Moss Adams LLP

24	Power of Attorney (set forth on signature page).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed

Consolidated Balance Sheets; (2) Condensed Consolidated Statements of Income; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Changes in Shareholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

+Indicates management contract or compensatory plan or arrangement.

(1)	Incorporated herein by reference to the Registration Statement on Form S-1 filed on April 11, 2018 (File No. 333-224236).
(2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2020 (File No. 001-38483).
(3)	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-38433).
(4)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on August 10, 2020 (File No. 001-38483).
(5)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2021 (File No. 001-38483).
(6)	Incorporated herein by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the ended June 30, 2018, filed on August 14, 2018 (File No. 001-38433).
(7)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the ended March 31, 2021, filed on May 13, 2021 (File No. 001-38433).

(8)	Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.unitedbusinessbank.com in the section titled About Us — Investor Information.

(9)	Incorporated herein by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-38433).

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAYCOM CORP
Date:	March 30, 2023	By:	/s/ George J. Guarini
George J. Guarini
President and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of George J. Guarini and Keary L. Colwell his or her true and lawful attorney- in-fact and agent, with full power of substitution and re-substitution, for him/her and in his/her name, place and stead, in any and all capacities, to sign any amendment to BayCom Corp’s Annual Report on Form 10-K for the year ended December 31, 2022, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming said attorney-in-fact and agent or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ George J. Guarini	Date:	March 30, 2023
George J. Guarini, President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Lloyd W. Kendall	Date:	March 30, 2023
Lloyd W. Kendall, Chairman of the Board and Director

/s/ James S. Camp	Date:	March 30, 2023
James S. Camp, Director

/s/ Harpreet S. Chaudhary	Date:	March 30, 2023
Harpreet S. Chaudhary, Director

/s/ Rocco Davis	Date:	March 30, 2023
Rocco Davis, Director

/s/ Robert G. Laverne	Date:	March 30, 2023
Robert G. Laverne, MD, Director

/s/ Syvia L. Magid	Date:	March 30, 2023
Syvia L. Magid, Director

/s/ Janet L. King	Date:	March 30, 2023
Janet L. King, Senior Executive Vice President, Chief Operating Officer and Director

/s/ Keary L. Colwell	Date:	March 30, 2023
Keary L. Colwell, Senior Executive Vice President, Chief Financial
Officer, Secretary and Director (Principal Financial and Accounting Officer)