Form 10-Q
period 2023-03-31
BayCom Corp
filed 2023-05-15
CIK 1730984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 10, 2023, there were 12,312,413 shares of the registrant’s common stock outstanding.

BAYCOM CORP

QUARTERLY REPORT ON FORM 10-Q

As used throughout this report, the terms “we,” “our,” “us,” “BayCom,” or the “Company” refer to BayCom Corp and its consolidated subsidiary, United Business Bank, which we sometimes refer to as the “Bank,” unless the context otherwise requires.

BAYCOM CORP

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

(unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Cash due from banks	$28,850	$26,980
Federal funds sold and interest-bearing balances in banks	168,688	149,835
Cash and cash equivalents	197,538	176,815
Time deposits in banks	2,241	2,241
Investment securities available-for-sale (AFS), at fair value, net of allowance for credit losses of $1,100 at March 31, 2023 and $0 at December 31, 2022	165,261	167,761
Federal Home Loan Bank ("FHLB") stock, at par	10,679	10,679
Federal Reserve Bank ("FRB") stock, at par	9,609	9,602
Loans held for sale	—	2,380
Loans, net of allowance for credit losses of $20,400 at March 31, 2023 and $18,900 at December 31, 2022	2,024,136	2,002,224
Premises and equipment, net	13,008	13,278
Other real estate owned ("OREO")	21	21
Core deposit intangible, net	4,832	5,201
Cash surrender value of bank owned life insurance ("BOLI") policies, net	22,359	22,193
Right-of-use assets ("ROU"), net	15,706	16,569
Goodwill	38,838	38,838
Interest receivable and other assets	43,832	45,532
Total assets	$2,548,060	$2,513,334
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest and interest bearing deposits	$2,127,769	$2,085,479
Junior subordinated deferrable interest debentures, net	8,504	8,484
Subordinated debt, net	63,754	63,711
Salary continuation plan	4,921	4,840
Lease liabilities	16,329	17,138
Interest payable and other liabilities	13,311	16,533
Total liabilities	2,234,588	2,196,185
Commitments and contingencies (Note 16)
Shareholders' equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding at both March 31, 2023 and December 31, 2022	—	—
Common stock, no par value; 100,000,000 shares authorized; 12,443,977 and 12,838,462 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	196,485	204,301
Additional paid in capital	287	287
Accumulated other comprehensive loss, net of tax	(15,970)	(14,818)
Retained earnings	132,670	127,379
Total shareholders’ equity	313,472	317,149
Total liabilities and shareholders’ equity	$2,548,060	$2,513,334

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for share and per share data)

(unaudited)

	Three months ended
	March 31,
	2023	2022
Interest income:
Loans, including fees	$26,255	$22,927
Investment securities	1,640	1,397
Fed funds sold and interest-bearing balances in banks	1,829	211
FHLB dividends	188	149
FRB dividends	144	121
Total interest and dividend income	30,056	24,805
Interest expense:
Deposits	3,700	1,470
Subordinated debt	896	896
Junior subordinated debt	203	86
Total interest expense	4,799	2,452
Net interest income	25,257	22,353
Provision for credit losses	1,375	7
Net interest income after provision for credit losses	23,882	22,346
Noninterest income:
Gain on sale of loans	412	1,137
Service charges and other fees	885	630
Loan servicing and other loan fees	410	574
Income on investment in Small Business Investment Company (“SBIC”) fund	489	197
Bargain purchase gain	—	1,665
Other income and fees	261	196
Total noninterest income	2,457	4,399
Noninterest expense:
Salaries and employee benefits	11,036	10,310
Occupancy and equipment	2,027	2,426
Data processing	1,465	2,273
Other expense	2,001	3,312
Total noninterest expense	16,529	18,321
Income before provision for income taxes	9,810	8,424
Provision for income taxes	2,764	1,936
Net income	$7,046	$6,488
Earnings per common share:
Basic earnings per common share	$0.55	$0.51
Weighted average shares outstanding	12,699,476	12,646,981

Diluted earnings per common share	$0.55	$0.51
Weighted average shares outstanding	12,699,476	12,646,981

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(unaudited)

	Three months ended
	March 31,
	2023	2022
Net income	$7,046	$6,488
Other comprehensive loss:
Change in unrealized loss on available-for-sale securities	(1,617)	(9,761)
Deferred tax benefit	465	2,809
Other comprehensive loss, net of tax	(1,152)	(6,952)
Total comprehensive income (loss)	$5,894	$(464)

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except for share and per share data)

(unaudited)

				Accumulated
		Common	Additional	Other		Total
	Number of	Stock	Paid in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Capital	Income/(Loss)	Earnings	Equity
Balance, December 31, 2021	10,680,386	$157,098	$287	$2,166	$103,056	$262,607
Net income					6,488	6,488
Other comprehensive loss, net				(6,952)		(6,952)
Restricted stock granted	22,473					—
Restricted stock forfeited	(532)					—
Issuance of common shares to acquire Pacific Enterprise Bancorp	3,032,579	64,140				64,140
Cash dividends of $0.05 per share					(685)	(685)
Stock based compensation		324				324
Repurchase of shares	(57,177)	(1,268)				(1,268)
Balance, March 31, 2022	13,677,729	$220,294	$287	$(4,786)	$108,859	$324,654

Balance, December 31, 2022	12,838,462	$204,301	$287	$(14,818)	$127,379	$317,149
Net income					7,046	7,046
Other comprehensive loss, net				(1,152)		(1,152)
Cumulative change from adoption of ASU 2016-13, net of tax					(491)	(491)
Restricted stock granted	28,392					—
Cash dividends of $0.10 per share					(1,264)	(1,264)
Stock based compensation		250				250
Repurchase of shares	(422,877)	(8,066)				(8,066)
Balance, March 31, 2023	12,443,977	$196,485	$287	$(15,970)	$132,670	$313,472

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three months ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net income	$7,046	$6,488
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,375	7
Increase in deferred tax assets	1,622	2,818
Accretion on acquired loans	(893)	(231)
Gain on sale of loans	(412)	(1,137)
Proceeds from sale of loans	8,497	10,936
Loans originated for sale	(6,372)	(7,931)
Bargain purchase gain	—	(1,665)
Accretion on junior subordinated debentures	20	20
Increase in cash surrender value of life insurance policies	(166)	(146)
Amortization/accretion of premiums/discounts on investment securities, net	113	137
Depreciation and amortization	453	486
Core deposit intangible amortization	369	495
Stock based compensation expense	250	325
Decrease in deferred loan origination fees, net	(66)	(1,362)
Increase (decrease) in interest receivable and other assets	1,317	(432)
Increase in salary continuation plan, net	81	124
Decrease in interest payable and other liabilities	(5,690)	(6,086)
Net cash provided by operating activities	7,544	2,846
Cash flows from investing activities:
Proceeds from maturities of interest bearing deposits in banks	—	249
Purchase of investment securities	(1,500)	(22,671)
Proceeds from the maturities, repayments and calls of investment securities	1,170	2,475
Proceeds from the sales of investment securities	—	63
(Redemption) purchase of Federal Reserve Bank stock	(7)	45
(Decrease) increase in loans, net	(20,560)	79,031
Proceeds from sale of OREO	—	22
Purchase of equipment and leasehold improvements, net	(148)	(174)
Net cash received for acquisitions	—	18,423
Net cash (used in) provided by investing activities	(21,045)	77,463

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(In thousands)

(unaudited)

	Three months ended
	March 31,
	2023	2022
Cash flows from financing activities:
(Decrease) increase in noninterest and interest bearing deposits	(54,301)	293,572
Increase (decrease) in time deposits, net	96,591	(325,101)
Repurchase of common stock	(8,066)	(1,268)
Net cash provided by (used in) financing activities	34,224	(32,797)
Increase in cash and cash equivalents	20,723	47,512
Cash and cash equivalents at beginning of period	176,815	379,687
Cash and cash equivalents at end of period	$197,538	$427,199

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$5,108	$3,306
Income taxes paid, net	10	6,985

Non-cash operating activities:
Increase in allowance for credit losses upon adoption of ASU 2016-03	$1,545	$—

Non-cash investing and financing activities:
Change in unrealized loss on available-for-sale securities, net of tax	$(1,152)	$(6,952)
Cash dividends declared on common stock not yet paid	(1,264)	(685)

Acquisition:
Assets acquired, net of cash received	$—	$440,785
Liabilities assumed	—	380,055
Cash consideration	—	275
Common stock issued	—	64,140

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Tables in thousands, except for share data and per share data)

(unaudited)

NOTE 1 – BASIS OF PRESENTATION

BayCom Corp (the “Company”) is a bank holding company headquartered in Walnut Creek, California. United Business Bank (the “Bank”), the Company’s wholly owned banking subsidiary, is a California state-chartered bank which provides a broad range of financial services primarily to local small and mid-sized businesses, service professionals and individuals. In its 18 years of operation, the Bank has grown to 34 full-service banking branches, with 16 locations in California, two in Washington, five in Central New Mexico and 11 in Colorado. The condensed consolidated financial statements include the accounts of the Company and the Bank.

All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements include all adjustments of a normal and recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in annual financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Results of operations for interim periods are not necessarily indicative of results for the full year. Certain prior year information has been reclassified to conform to the current year presentation. None of the reclassifications impacted consolidated net income, earnings per share or shareholders’ equity.

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for a public company that qualifies as an “emerging growth company”, or EGC. The Company qualifies as an EGC and will remain an EGC until December 31, 2023, the last day of the Company’s fiscal year following the fifth anniversary of the completion of the Company’s initial public offering, or sooner under certain circumstances (none of which currently apply). As an EGC, we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our condensed consolidated financial statements may not be comparable to companies that comply with such new or revised accounting standards.

On February 1, 2022, the Company completed its acquisition of Pacific Enterprise Bancorp (“PEB”) and PEB’s wholly owned subsidiary bank, Pacific Enterprise Bank, headquartered in Irvine, California (“PEB Merger”). See “Note 3 – Acquisitions” for additional information on the PEB Merger.

NOTE 2 - ACCOUNTING GUIDANCE NOT YET EFFECTIVE AND ADOPTED ACCOUNTING GUIDANCE

Accounting Guidance Adopted in 2023

On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13 Financial Instruments — Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized costs, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in certain leases. In addition, ASU 2016-13 made changes to the accounting for available for sale debt securities. One such change requires increases or decreases in credit losses to be presented as an allowance rather than as a write-down on available for sale debt securities, based on management's intent to sell the security or likelihood the Company will be required to sell the security, before recovery of the amortized cost basis. The Company adopted ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

cost and off-balance sheet credit exposures. Results for the reporting periods beginning after January 1, 2023 are presented under ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable generally accepted accounting principles in the United States (“GAAP”). The Company adopted ASU 2016-13 using the prospective transition approach for financial assets purchased with credit deterioration (PCD) that were previously classified as purchase credit impaired (PCI) and accounted for under Accounting Standard Codification (“ASC”) 310-30. In accordance with the Standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. The remaining noncredit discount (based on the adjusted amortized costs basis) will be accreted into interest income at the effective interest rate as of adoption. The Company recognized an increase in the allowance for credit loss on loans totaling $1.5 million (which included a reclassification of the net credit discounts on acquired PCI loans to the allowance for credit losses of $845,000) and an increase to the allowance for credit losses on unfunded commitments of $45,000, as a cumulative effect adjustment from change in accounting policies, with a corresponding after-tax decrease to opening retained earnings of $491,000.

On January 1, 2023, the Company adopted ASU 2022-02 Financial Instruments — Credit Losses: Troubled Debt Restructurings and Vintage Disclosures. The amendment eliminates the recognition measurement guidance for troubled debt restructured ("TDR") loans, and instead requires an entity to evaluate whether a modification represents a new loan or a continuation of an existing loan in accordance with ASC Topic 310-20, Receivables - Nonrefundable Fees and Other Costs. On a prospective basis, entities are subject to new disclosure requirements covering modifications of receivables to borrowers experiencing financial difficulty. In addition, the amendment requires that an entity include in its vintage disclosures the current period-gross loan charge-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. The Company adopted these amendments on January 1, 2023 using a prospective transition method, and has thus far observed no material impact to deferred fees and costs and the related timing of net interest income recognition as a result of adoption.

See “Critical Accounting Estimates” for additional information on the Company’s allowance for credit losses methodology.

Recent Accounting Guidance Not Yet Effective

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04, Reference Rate Reform (Topic 848). The amendments in this ASU are elective and provide optional guidance for a limited period of time to ease the potential burden of accounting for, or recognizing the effects of, reference rate reform. The amendments in this ASU provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offer Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The amendments in this ASU may be elected through December 31, 2024 (as amended by ASU No. 2022-06 discussed below). An entity may elect the amendments in this update for an interim period with adoption methods varying based on transaction type. We have not elected to apply amendments at this time and will assess the applicability of this ASU to us as we continue to monitor guidance for reference rate reform from FASB and its impact on our financial condition and results of operations. The Company does not expect the adoption of ASU 2020-04 to have a material impact on its consolidated financial statements.

In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The objective of the guidance in Topic 848 was to provide temporary relief during the transition period, as noted in the discussion of ASU 2020-04 above, under which the sunset provision was based on an expectation that the LIBOR would cease being published after December 31, 2021. In March 2021, the UK Financial Conduct Authority announced that the intended cessation date of certain tenors of USD LIBOR would be June 30, 2023, which is beyond the current sunset date of Topic 848. Therefore, this amendment deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

NOTE 3 – ACQUISITIONS

Acquisition of Pacific Enterprise Bancorp (“PEB”)

On February 1, 2022, the Company completed its acquisition of PEB. As of the acquisition date, PEB merged into the Company and Pacific Enterprise Bank, PEB’s wholly owned bank subsidiary, merged into the Bank. The acquisition expanded the Company’s market share in California with one branch in Irvine. At the effective time of the PEB merger, the Company paid aggregate consideration to PEB shareholders of approximately $64.1 million consisting of 3,032,579 shares of the Company’s common stock and $275,000 in cash. Noninterest income for the three months ended March 31, 2022 included $1.6 million in bargain purchase gain, and included in noninterest expense was $3.1 million of nonrecurring acquisition-related expenses related to the Company’s acquisition of PEB.

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

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

Pro Forma Results of Operations

The operating results of the Company for the three months ended March 31, 2023 and 2022 in the condensed consolidated statements of income include the operating results of PEB, since its acquisition date. The following table represents the net interest income, net income, basic and diluted earnings per share, as if the PEB merger was effective January 1, 2022. The unaudited pro forma information in the following table is intended for informational purposes only and is not necessarily indicative of future operating results or operating results that would have occurred had the merger been completed at the beginning of the respective periods. No assumptions have been applied to the pro forma results of operation regarding possible revenue enhancements, expense efficiencies or asset dispositions.

Unaudited pro forma net interest income, net income and earnings per share for the three months ended March 31, 2023 and 2022 are presented below:

	March 31,	March 31,
	2023	2022
Net interest income	$25,257	$23,205
Net income	7,046	3,128
Basic earnings per share	$0.55	$0.23
Diluted earnings per share	0.55	0.23

These amounts include the third-party acquisition-related expenses, accretion of the discounts on acquired loans and amortization of the fair value mark adjustments on core deposit intangible.

Acquisition expenses

Acquisition expenses are recognized as incurred and continue until all systems are converted and operational functions become fully integrated. No third-party acquisition expenses were recognized in the consolidated statements of

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

income for the three months ended March 31, 2023. The Company recognized third-party acquisition expenses for the three months ended March 31, 2022, as follows:

Severance expense	$556
Occupancy expense	375
Data processing	1,073
Professional fees	724
Other expenses	347
Total	$3,075

NOTE 4 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale at the dates indicated are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Allowance for	Estimated
	cost	gains	losses	credit losses	fair value
March 31, 2023
U.S. Government Agencies	$1,502	$—	$—	$—	$1,502
Preferred equity securities	18,303	—	(4,369)	(1,100)	12,834
Municipal securities	21,045	9	(1,192)	—	19,862
Mortgage-backed securities	34,714	54	(3,647)	—	31,121
Collateralized mortgage obligations	29,662	—	(2,428)	—	27,234
SBA securities	4,158	16	(80)	—	4,094
Corporate bonds	79,400	—	(10,786)	—	68,614
Total	$188,784	$79	$(22,502)	$(1,100)	$165,261

		Gross	Gross
	Amortized	unrealized	unrealized	Allowance for	Estimated
	cost	gains	losses	credit losses	fair value
December 31, 2022
U.S. Government Agencies	$1,505	$—	$—	$—	$1,505
Preferred equity securities	18,330	—	(4,573)	—	13,757
Municipal securities	21,099	2	(1,544)	—	19,557
Mortgage-backed securities	37,199	23	(4,212)	—	33,010
Collateralized mortgage obligations	28,153	—	(2,729)	—	25,424
SBA securities	4,381	19	(95)	—	4,305
Corporate bonds	77,900	156	(7,853)	—	70,203
Total	$188,567	$200	$(21,006)	$—	$167,761

During the three months ended March 31, 2023, the Company sold no available-for-sale securities and sold one available-for-sale security for a minimal realized gain during the three months ended March 31, 2022.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

The estimated fair value and gross unrealized losses for securities available-for-sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position at the dates indicated are as follows:

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
March 31, 2023
Preferred Equity Securities	$—	$—	$13,934	$(4,369)	$13,934	$(4,369)
Municipal securities	1,147	(4)	16,568	(1,188)	17,715	(1,192)
Mortgage-backed securities	8	—	29,475	(3,647)	29,483	(3,647)
Collateralized mortgage obligations	5,354	(68)	21,880	(2,360)	27,234	(2,428)
SBA securities	—	—	1,547	(80)	1,547	(80)
Corporate bonds	—	—	65,613	(10,786)	65,613	(10,786)
Total	$6,509	$(72)	$149,017	$(22,430)	$155,526	$(22,502)

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
December 31, 2022
Preferred equity securities	$—	$—	$13,757	$(4,573)	$13,757	$(4,573)
Municipal securities	1,147	(8)	16,843	(1,536)	17,990	(1,544)
Mortgage-backed securities	23	—	31,291	(4,212)	31,314	(4,212)
Collateralized mortgage obligations	2,284	(26)	23,140	(2,703)	25,424	(2,729)
SBA securities	—	—	1,416	(95)	1,416	(95)
Corporate bonds	—	—	64,797	(7,853)	64,797	(7,853)
Total	$3,454	$(34)	$151,244	$(20,972)	$154,698	$(21,006)

At March 31, 2023, the Company held 338 investment securities, of which 209 were in an unrealized loss position for more than twelve months and 78 were in an unrealized loss position for less than twelve months.

The securities that were in an unrealized loss position as of March 31, 2023, were evaluated to determine whether the decline in fair value below the amortized cost basis resulted from a credit loss or other factors. In making this assessment, management considers the length of time and the extent to which fair value is less than amortized cost, the nature of the security, the underlying collateral, and the financial condition and prospects of the issuer, among other factors. This assessment also includes a determination of whether the Company intends to sell the security, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses.

As of March 31, 2023, the Company expects to recover the amortized cost basis of its securities, has no present intent to sell any investment securities with unrealized losses, and it is more likely than not that we will not be required to sell securities with unrealized losses before recovery of their amortized cost and the decline in fair value is largely attributed to changes in interest rates and other market conditions. The issuers of these securities continue to make timely principal and interest payments. No additional allowances for credit losses have been recognized on investment securities available-for-sale in an unrealized loss position, as management does not believe any of the securities are impaired due to reasons of credit quality at March 31, 2023, except that at March 31, 2023 a $1.1 million allowance for credit losses on investment securities available-for-sale was recorded to fully reserve for one preferred equity security due to reasons of credit quality.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

The amortized cost and estimated fair value of securities available-for-sale at the dates indicated by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2023		December 31, 2022
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
Available-for-sale
Due in one year or less	$8,091	$8,019	$4,994	$4,960
Due after one through five years	33,984	27,322	37,222	31,682
Due after five years through ten years	97,675	85,769	95,071	85,482
Due after ten years	49,034	44,151	51,280	45,637
Total	$188,784	$165,261	$188,567	$167,761

The table below presents a roll-forward by major security type for the three months ended March 31, 2023 of the allowance for credit losses on debt investment securities available-for-sale at period-end:

Preferred Equity Securities
(Dollars in thousands)
Beginning balance January 1, 2023	$—
Provision for credit losses	1,100
Ending balance March 31, 2023	$1,100

NOTE 5 – LOANS

The Company’s loan portfolio at the dates indicated is summarized below:

	March 31,	December 31,
	2023	2022
Commercial and industrial (1)	$197,573	$188,538
Construction and land	10,265	13,163
Commercial real estate	1,737,927	1,704,716
Residential	96,591	110,606
Consumer	2,196	4,183
Total loans	2,044,552	2,021,206
Net deferred loan fees	(16)	(82)
Allowance for credit losses (2)	(20,400)	(18,900)
Net loans	$2,024,136	$2,002,224

(1)	During the first quarter of 2023, the Bank continued its participation in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), by processing applications for PPP loan forgiveness. Total loans include $5.9 million and $11.1 million of PPP loans as of March 31, 2023 and December 31, 2022, respectively.
(2)	Allowance for credit losses at March 31, 2023 is estimated under CECL whereas at December 31, 2022, the allowance for loan losses is estimated under the incurred loss methodology.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

The Company’s total individually evaluated loans, including nonaccrual loans, TDR loans, and accreting purchase credit deteriorated (“PCD”) loans that have experienced post-acquisition declines in cash flows expected to be collected are summarized as follows:

	Commercial	Construction	Commercial
	and industrial	and land	real estate	Residential	Consumer	Total
March 31, 2023
Recorded investment in impaired loans:
With no specific allowance recorded	$—	$—	$6,105	$2	$—	$6,107
With a specific allowance recorded	790	—	5,224	1,736	—	7,750
Total recorded investment in impaired loans	$790	$—	$11,329	$1,738	$—	$13,857
Specific allowance on impaired loans	$561	$—	$259	$2	$—	$822

December 31, 2022
Recorded investment in impaired loans:
With no specific allowance recorded	$89	$—	$11,706	$1,991	$—	$13,786
With a specific allowance recorded	789	—	259	214	—	1,262
Total recorded investment in impaired loans	$878	$—	$11,965	$2,205	$—	$15,048
Specific allowance on impaired loans	$687	$—	$259	$222	$—	$1,168

From time to time, the Company may extend, restructure, or otherwise modify the terms of existing loans, on a case-by-case basis, to remain competitive and retain certain customers, as well as assist other customers who may be experiencing financial difficulties. Prior to 2023, a modified loan was classified as a troubled debt restructuring (TDR) if the borrower was experiencing financial difficulties and a concession was made at the time of the modification. TDR loans are generally placed on nonaccrual status at the time of restructuring. These loans are returned to accrual status after the borrower demonstrates performance with the modified terms for a sustained period of time (generally six months) and has the capacity to continue to perform in accordance with the modified terms of the restructured debt.

Effective January 1, 2023, the Company adopted ASU No. 2022-02, which eliminated the accounting guidance for TDR loans while enhancing disclosure requirements for certain loan modifications by creditors when a borrower is experiencing financial difficulty. The Company adopted ASU No. 2022-02 using the prospective transition method. At the date of adoption, the Company was no longer required to utilize a loan-level discounted cash flow approach for determining the allowance for certain modified loans previously classified as TDR loans. The ACL on a TDR is measured using the same method as individually evaluated loans. There was no material impact upon adopting this standard as the Company elected to not change how it measured credit losses on TDRs.

During the three months ended March 31, 2023, there were no modifications of loans to borrowers experiencing financial difficulty. During the three months ended March 31, 2022, there was one commercial and industrial loan modified as a TDR. The type of modification was a suspension of interest payments with principal payments designated payments-in-kind, with no change to the pre-modification and post modification amortized cost balance of $4.9 million.

The Company closely monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of modification efforts. All loans to borrowers experiencing financial difficulty

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

that were modified during the three months ended March 31, 2023 were current in their contractual payments as of March 31, 2023. There were no commitments to lend additional amounts to borrowers with outstanding loans that are classified as TDR loans at March 31, 2023.

A summary of TDR loans by type of concession and type of loan, as of the periods indicated, is set forth below:

	Number of	Rate	Term	Rate & term
	loans	modification	modification	modification	Total
March 31, 2023
Commercial and industrial	3	$—	$154	$—	$154
Construction and land	—	—	—	—	—
Commercial real estate	6	—	5,112	—	5,112
Residential	1	—	829	—	829
Consumer	—	—	—	—	—
Total	10	$—	$6,095	$—	$6,095

	Number of	Rate	Term	Rate & term
	loans	modification	modification	modification	Total
March 31, 2022
Commercial and industrial	3	$—	$4,881	$—	$4,881
Construction and land	—	—	—	—	—
Commercial real estate	4	—	2,191	—	2,191
Residential	1	—	128	—	128
Consumer	—	—	—	—	—
Total	8	$—	$7,200	$—	$7,200

For the three months ended March 31, 2023 the Company recorded a $125,000 charge-off for one TDR loan compared to no charge-offs for TDR loans for the three months ended March 31, 2022. During the three months ended March 31, 2023 and 2022, there were no TDR loans for which there was a payment default within the first 12 months of the modification. As of March 31, 2023 and December 31, 2022, individually evaluated TDR loans had a related allowance of $298,000 and $393,000, respectively. As of March 31, 2023 and December 31, 2022, $768,000 and $759,000, respectively, of TDR loans were performing in accordance with their modified terms. Accruing TDRs are included in the loans individually evaluated as part of the calculation of the allowance for credit losses for loans.

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

The Company’s Pass loans include loans with acceptable business or individual credit risk where the borrower’s operations, cash flow or financial condition provides evidence of low to average levels of risk.

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

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

Substandard loans are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged. Loans classified substandard must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Substandard loans are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. The potential loss does not have to be recognizable in an individual credit for that credit to be risk rated Substandard. A loan can be fully and adequately secured and still be considered Substandard.

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

Losses are recognized as charges to the allowance when the loan or portion of the loan is considered uncollectible or at the time of foreclosure. Recoveries on loans previously charged off are credited to the allowance for credit losses.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

The following tables present the internally assigned risk grade by class of loans at the dates indicated:

							Revolving
	Term loans - amortized cost by origination year						loans
	2023	2022	2021	2020	2019	Prior	amortized cost	Total
March 31, 2023
Commercial and industrial:
Pass	$16,530	$32,329	$26,913	$32,966	$29,252	$30,545	$22,486	$191,021
Special mention	—	—	—	—	1,076	2,838	1,467	5,381
Substandard	—	—	—	40	191	932	8	1,171
Total commercial and industrial	$16,530	$32,329	$26,913	$33,006	$30,519	$34,315	$23,961	$197,573
Construction and land:
Pass	$—	$3,461	$—	$1,589	$558	$4,597	$—	$10,205
Special mention	—	—	—	—	—	60	—	60
Substandard	—	—	—	—	—	—	—	—
Total construction and land	$—	$3,461	$—	$1,589	$558	$4,657	$—	$10,265
Commercial real estate:
Pass	$44,271	$413,041	$391,089	$158,575	$198,466	$454,587	$2,427	$1,662,456
Special mention	—	—	141	4,080	17,115	36,226	—	57,562
Substandard	—	—	—	—	5,184	12,725	—	17,909
Total commercial real estate	$44,271	$413,041	$391,230	$162,655	$220,765	$503,538	$2,427	$1,737,927
Residential:
Pass	$—	$—	$2,902	$4,465	$9,343	$45,484	$32,634	$94,828
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,763	—	1,763
Total residential	$—	$—	$2,902	$4,465	$9,343	$47,247	$32,634	$96,591
Consumer:
Pass	$160	$112	$—	$15	$53	$128	$1,708	$2,176
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	20	—	—	20
Total consumer	$160	$112	$—	$15	$73	$128	$1,708	$2,196
Gross current period charge-offs	$—	$—	$—	$—	$—	$333	$—	$333
Total loans outstanding
Risk ratings
Pass	$60,960	$448,942	$420,904	$197,611	$237,673	$535,341	$59,255	$1,960,686
Special mention	—	—	141	4,080	18,192	39,123	1,467	63,003
Substandard	—	—	—	39	5,395	15,421	8	20,863
Doubtful	—	—	—	—	—	—	—	—
Total loans outstanding	$60,960	$448,942	$421,045	$201,730	$261,260	$589,885	$60,730	$2,044,552
Total gross current period charge-offs	$—	$—	$—	$—	$—	$333	$—	$333

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

							Revolving
	Term loans - amortized cost by origination year						loans
	2022	2021	2020	2019	2018	Prior	amortized cost	Total
December 31, 2022
Commercial and industrial:
Pass	$31,599	$34,584	$35,173	$30,632	$4,731	$25,147	$19,962	$181,828
Special mention	—	—	—	863	1,149	1,866	1,467	5,345
Substandard	—	—	40	166	388	762	9	1,365
Total commercial and industrial	$31,599	$34,584	$35,213	$31,661	$6,268	$27,775	$21,438	$188,538
Construction and land:
Pass	$1,381	$533	$1,586	$557	$4,363	$4,681	$—	$13,101
Special mention	—	—	—	—	62	—	—	62
Substandard	—	—	—	—	—	—	—	—
Total construction and land	$1,381	$533	$1,586	$557	$4,425	$4,681	$—	$13,163
Commercial real estate:
Pass	$409,014	$392,449	$159,744	$201,561	$110,143	$355,795	$992	$1,629,698
Special mention	—	—	3,591	17,210	7,919	29,561	—	58,281
Substandard	—	—	—	5,184	241	11,312	—	16,737
Total commercial real estate	$409,014	$392,449	$163,335	$223,955	$118,303	$396,668	$992	$1,704,716
Residential:
Pass	$423	$4,536	$6,343	$10,229	$14,537	$37,170	$34,889	$108,127
Special mention	—	—	—	244	—	—	3	247
Substandard	—	—	203	—	1,184	845	—	2,232
Total residential	$423	$4,536	$6,546	$10,473	$15,721	$38,015	$34,892	$110,606
Consumer:
Pass	$539	$10	$1,691	$61	$40	$131	$1,690	$4,162
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	21	—	—	—	21
Total consumer	$539	$10	$1,691	$82	$40	$131	$1,690	$4,183
Gross current period charge-offs	$—	$—	$—	$—	$12	$12	$—	24
Total loans outstanding
Risk ratings
Pass	$442,956	$432,112	$204,536	$243,040	$133,816	$422,924	$57,532	$1,936,916
Special mention	—	—	3,590	18,317	9,130	31,428	1,470	63,935
Substandard	—	—	243	5,371	1,814	12,918	9	20,355
Doubtful	—	—	—	—	—	—	—	—
Total loans outstanding	$442,956	$432,112	$208,369	$266,728	$144,760	$467,270	$59,011	$2,021,206
Total gross current period charge-offs	$—	$—	$—	$—	$12	$12	$—	$24

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

The following tables provide an aging of the Company’s loans receivable as of the dates indicated:

								Recorded
			90 Days					investment >
	30–59 Days	60–89 Days	or more	Total			Total loans	90 days and
	past due	past due	past due	past due	Current	PCD loans	receivable	Accruing
March 31, 2023
Commercial and industrial	$632	$119	$—	$751	$192,350	$4,472	$197,573	$—
Construction and land	—	—	—	—	9,964	301	10,265	—
Commercial real estate	7,821	133	—	7,954	1,705,483	24,490	1,737,927	—
Residential	3,646	—	—	3,646	92,329	616	96,591	—
Consumer	2	—	—	2	2,194	—	2,196	—
Total	$12,101	$252	$—	$12,353	$2,002,320	$29,879	$2,044,552	$—

								Recorded
			90 Days					investment >
	30–59 Days	60–89 Days	or more	Total			Total loans	90 days and
	past due	past due	past due	past due	Current	PCD loans	receivable	accruing
December 31, 2022
Commercial and industrial	$471	$81	$—	$552	$183,969	$4,017	$188,538	$934
Construction and land	—	—	—	—	9,109	4,054	13,163	—
Commercial real estate	897	—	934	1,831	1,682,848	20,037	1,704,716	—
Residential	22	3	—	25	109,902	679	110,606	—
Consumer	—	—	—	—	4,183	—	4,183	—
Total	$1,390	$84	$934	$2,408	$1,990,011	$28,787	$2,021,206	$934

The balance of nonaccrual loans guaranteed by a government agency, which reduces the Company’s credit exposure, was $818,000 at March 31, 2023 compared to $839,000 at December 31, 2022. At March 31, 2023, nonaccrual loans included $483,000 of loans 30-89 days past due and $3.9 million of loans less than 30 days past due. At December 31, 2022, nonaccrual loans included $2.5 million of loans 30-89 days past due and $4.0 million of loans less than 30 days past due. At March 31, 2023, nonaccrual loans 30-89 days past due of $483,000 was comprised of six loans and the $3.9 million of loans less than 30 days past due was comprised of 14 loans. All of these loans were placed on nonaccrual due to concerns over the financial condition of the borrowers. There were no loans that were 90 days or more past due and still accruing at March 31, 2023 compared to one such loan at December 31, 2022. Interest foregone on nonaccrual loans was approximately $235,000 for the three months ended March 31, 2023 compared to $846,000 for the three months ended March 31, 2022.

Purchased Credit Deteriorated Loans

In connection with the Company's acquisitions, the contractual amount and timing of undiscounted principal and interest payments and the estimated amount and timing of undiscounted expected principal and interest payments were used to estimate the fair value of PCD loans at the acquisition date. The difference between these two amounts represented the nonaccretable difference. On the acquisition date, the amount by which the undiscounted expected cash flows exceed the estimated fair value of the acquired loans is the “accretable yield”. The accretable yield is then measured at each financial reporting date and represented the difference between the remaining undiscounted expected cash flows and the current carrying value of the loans. For PCD loans the accretable yield is accreted into interest income over the life of the estimated remaining cash flows. At each financial reporting date, the carrying value of each PCD loan is compared to an updated estimate of expected principal payment or recovery on each loan. To the extent that the loan carrying amount exceeds the updated expected principal payment or recovery, a provision for credit loss would be recorded as a charge to income and an allowance for credit losses for loans established.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

NOTE 6 – ALLOWANCE FOR CREDIT LOSSES FOR LOANS

The following tables summarize the Company’s allowance for credit losses for loans, reserve for unfunded commitments, and loan balances individually and collectively evaluated by type of loan as of or for the three months ended March 31, 2023 and 2022:

	Commercial	Construction	Commercial				Reserve for
	and industrial	and land	real estate	Residential	Consumer	Total	unfunded commitments
Three months ended March 31, 2023
Allowance for credit losses
Beginning balance	$2,885	$68	$14,185	$1,742	$20	$18,900	$315
Impact of CECL adoption	1,366	402	2	(302)	32	1,500	45
Charge-offs	(158)	—	—	(175)	(1)	(334)	—
Recoveries	16	—	—	—	3	19	—
Provision for (reversal of) credit losses	361	(156)	343	(199)	(34)	315	(40)
Ending balance	$4,470	$314	$14,530	$1,066	$20	$20,400	$320

March 31, 2023
Allowance for credit losses by methodology:
Loans individually evaluated	$561	$—	$259	$2	$—	$822
Loans collectively evaluated	3,670	311	13,796	1,051	20	18,848
PCD loans	239	3	475	13	—	730

Loans receivable by methodology:
Individually evaluated	$790	$—	$11,329	$1,738	$—	$13,857
Collectively evaluated	192,311	9,964	1,702,108	94,237	2,196	2,000,816
PCD loans	4,472	301	24,490	616	—	29,879
Total loans	$197,573	$10,265	$1,737,927	$96,591	$2,196	$2,044,552

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

	Commercial	Construction	Commercial
	and industrial	and land	real estate	Residential	Consumer	Total
Three Months Ended March 31, 2022
Allowance for loan losses
Beginning balance	$3,261	$175	$12,709	$1,536	$19	$17,700
Charge-offs	—	—	(1)	(6)	(3)	(10)
Recoveries	3	—	—	—	—	3
Provision for (reversal of) loan losses	235	(37)	264	(457)	2	7
Ending balance	$3,499	$138	$12,972	$1,073	$18	$17,700

At March 31, 2022
Loans individually evaluated	$1,277	$—	$259	$128	$—	$1,664
Loans collectively evaluated	2,222	138	12,713	945	18	16,036
PCI loans	—	—	—	—	—	—
Total loans	$3,499	$138	$12,972	$1,073	$18	$17,700
Loans receivable by methodology:
Individually evaluated	$5,723	$36	$5,710	$1,759	$—	$13,228
Collectively evaluated	303,374	19,371	1,535,174	98,750	3,675	1,960,344
PCI loans	4,459	1,447	23,421	1,570	—	30,897
Total loans	$313,556	$20,854	$1,564,305	$102,079	$3,675	$2,004,469

The provision for allowance for credit losses for loans during the three months ended March 31, 2023 was primarily due to replenishment of the reserve from charge-offs and a $23.3 million increase in loans. These increases were partially offset by a decrease in the quantitative reserve, due to the impact of slight improvements in the national unemployment rate and national gross domestic product forecasts over the next four quarters, as compared to those used in estimating the allowance for credit losses on loans at adoption. There was no change in the determined risk level for each of the qualitative factors since adoption. The reserve for individually evaluated loans decreased from adoption as five non-accrual loans, which were fully reserved for, were charged-off during the current quarter.

The following table summarizes the amortized cost basis of individually evaluated collateral-dependent non-accrual loans by loan and collateral type at March 31, 2023 and December 31, 2022.

			Convalescent			A/R and		Allowance for
	Office	Multifamily	facility	Other	SFR 1-4	Equipment	Total	Credit/loan losses
March 31, 2023
Commercial and industrial	$—	$—	$—	$—	$—	$790	$790	$561
Construction and land	—	—	—	—	—	—	—	—
Commercial real estate	368	5,337	3,426	1,429	—	—	10,560	259
Residential	—	—	—	—	1,739	—	1,739	2
Consumer	—	—	—	—	—	—	—	—
Total	$368	$5,337	$3,426	$1,429	$1,739	$790	$13,089	$822

December 31, 2022
Commercial and industrial	$—	$—	$—	$—	$—	$878	$878	$687
Construction and land	—	—	—	—	—	—	—	—
Commercial real estate	389	5,351	3,577	1,889	—	—	11,206	259
Residential	—	—	—	—	2,205	—	2,205	222
Consumer	—	—	—	—	—	—	—	—
Total	$389	$5,351	$3,577	$1,889	$2,205	$878	$14,289	$1,168

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

The following table shows the amortized cost and allowance for credit losses for loans on non-accrual status as of March 31, 2023 and the amortized cost and allowance for loan losses for loans on non-accrual status as of December 31, 2022.

	As of March 31, 2023			As of December 31, 2022
	Non-accrual	Non-accrual		Non-accrual	Non-accrual
	with no allowance	with allowance	Total	with no allowance	with allowance	Total
	for credit losses	for credit losses	non-accrual	for loan losses	for loan losses	non-accrual
Commercial and industrial	$—	$790	$790	$—	$878	$878
Construction and land	—	—	—	—	—	—
Commercial real estate	10,159	401	10,560	10,734	472	11,206
Residential	1,572	167	1,739	1,991	214	2,205
Consumer	—	—	—	—	—	—
Total	$11,731	$1,358	$13,089	$12,725	$1,564	$14,289

Interest income recognized on non-accrual loans was $65,000 and $15,000 for the three months ended March 31, 2023 and December 31, 2022, respectively.

As part of the acquisition of PEB, the Company acquired certain small business loans to borrowers qualified under The California Capital Access Program for Small Business, a state guaranteed loan program sponsored by the California Pollution Control Financing Authority (“CalCAP”). PEB ceased originating loans under this loan program in 2017. Under this loan program, the borrower, CalCAP and the participating lender contributed funds to a loss reserve account that is held in a demand deposit account at the participating lender. The borrower contributions to the loss reserve account are attributed to the participating lender. Losses on qualified loans are charged to this account after approval by CalCAP. Under the program, if a loan defaults, the participating lender has immediate coverage of 100% of the loss. The participating lender must return recoveries from the borrower, less expenses, to the credit loss reserve account. The funds in the loss reserve account are the property of CalCAP; however, in the event that the participating lender leaves the program any excess funds, after all loans have been repaid or unenrolled from the program by the participating lender and provided there are no pending claims for reimbursement, the remaining excess funds are distributed to CalCAP and the participating lender based on their respective contributions to the loss reserve account. Funds contributed by the participating lender to the loss reserve account are treated as a receivable from CalCAP and evaluated for impairment quarterly. As of March 31, 2023, the Company had $26.3 million of loans enrolled in this loan program. The Company had a loss reserve account of $13.7 million as of March 31, 2023.

In addition, as successor to PEB, the Company was approved by the CalCAP, in partnership with the California Air Resources Board, to originate loans to California truckers in the On-Road Heavy-Duty Vehicle Air Quality Loan Program. Under this loan program, CalCAP solely contributes funds to a loss reserve account that is held in a demand deposit account at the participating lender. Losses are handled in the same manner as described above. The funds are the property of CalCAP and are payable upon termination of the program. When the loss reserve account balance exceeds the total associated loan balance, the excess is to be remitted to CalCAP. The Company originated $481,000 of loans under this program during the three months ended March 31, 2023. As of March 31, 2023, the Company had $22.7 million of loans enrolled in this program and a loss reserve account of $6.3 million.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

NOTE 7 – PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at the dates indicated:

	March 31,	December 31,
	2023	2022
Premises owned	$11,154	$11,120
Leasehold improvements	2,259	2,259
Furniture, fixtures and equipment	6,901	6,760
Less accumulated depreciation and amortization	(7,306)	(6,861)
Total premises and equipment, net	$13,008	$13,278

Depreciation and amortization included in occupancy and equipment expense totaled $453,000 and $507,000 for the three months ended March 31, 2023 and 2022, respectively.

NOTE 8 – LEASES

The Company leased 19 branches under noncancelable operating leases as of March 31, 2023. These leases expire on various dates through 2030. The Company’s leases often have an option to renew one or more times, at the Company’s discretion, following the expiration of the initial term. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability.

The Company uses the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term.

The below maturity schedule represents the undiscounted lease payments for the five-year period and thereafter as of March 31, 2023:

For remainder of 2023	$2,862
2024	3,997
2025	3,175
2026	2,423
2027	1,936
Thereafter	3,649
Total undiscounted cash flows	18,042
Less: interest	(1,713)
Present value of lease payments	$16,329

The following table presents the weighted average lease term and discount rate at the dates indicated:

	March 31, 2023		March 31, 2022
Weighted-average remaining lease term	5.2	years	5.1	years
Weighted-average discount rate	3.1%		2.4%

             Rental expense included in occupancy and equipment expense totaled $999,000 and $1.3 million for the three months ended March 31, 2023 and 2022, respectively.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

Changes in the Company's goodwill during the three months ended March 31, 2023 and year ended December 31, 2022 were as follows:

	March 31,	December 31,
	2023	2022
Balance at beginning of period	$38,838	$38,838
Acquired goodwill	—	—
Impairment	—	—
Balance at end of period	$38,838	$38,838

Core Deposit Intangible

Changes in the Company’s core deposit intangible during the three months ended March 31, 2023 and year ended December 31, 2022 were as follows:

	March 31,	December 31,
	2023	2022
Balance at beginning of period	$5,201	$6,489
Additions	—	756
Less amortization	(369)	(2,044)
Balance at end of period	$4,832	$5,201

Estimated annual amortization expense at March 31, 2023 was as follows:

For remainder of 2023	$917
2024	1,222
2025	948
2026	455
2027	455
Thereafter	835
Total	$4,832

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

NOTE 10 – INTEREST RECEIVABLE AND OTHER ASSETS

The Company’s interest receivable and other assets at the dates indicated consisted of the following:

	March 31,	December 31,
	2023	2022
Tax assets, net	$16,568	$18,762
Accrued interest receivable	8,101	7,659
Investment in Small Business Investment Company ("SBIC") fund	4,711	4,389
Investment in Community Reinvestment Act fund	2,000	2,000
Prepaid assets	1,611	1,568
Servicing assets	1,903	2,092
Investment in Low Income Housing Tax Credit ("LIHTC") partnerships, net	2,523	2,675
Investment in statutory trusts	497	493
CalCAP reserve receivable	4,023	4,023
Other assets	1,895	1,871
Total	$43,832	$45,532

NOTE 11 – DEPOSITS

The Company’s deposits consisted of the following at the dates indicated:

	March 31,	December 31,
	2023	2022
Demand deposits	$705,941	$773,274
NOW accounts and savings	424,106	441,064
Money market	607,782	577,792
Time deposits	389,940	293,349
Total	$2,127,769	$2,085,479

Included in time deposits are certificates of deposit over $250 thousand totaling $63.7 million and $57.8 million at March 31, 2023 and December 31, 2022, respectively.

NOTE 12 – BORROWINGS

Other borrowings – The Bank has an approved secured borrowing facility with the Federal Home Loan Bank of San Francisco (the “FHLB”) for up to 25% of total assets for a term not to exceed five years under a blanket lien of certain types of loans. At both March 31, 2023 and December 31, 2022, the Company had no FHLB advances outstanding.

The Bank has Federal Funds lines with four corresponding banks. Cumulative available commitments totaled $65.0 million at both March 31, 2023 and December 31, 2022. There were no amounts outstanding under these facilities at March 31, 2023 or December 31, 2022.

Junior subordinated deferrable interest debentures – In connection with its previous acquisitions, the Company assumed junior subordinated deferrable interest debentures, totaling $8.5 million net of fair value adjustments at March 31, 2023 with a weighted average interest rate of 7.46%, compared to $8.5 million with a weighted average rate

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

of 7.34% at December 31, 2022. The junior subordinated deferrable interest debentures mature in 2034, subject to earlier redemption by the Company.

Subordinated debt – On August 6, 2020, the Company issued and sold $65.0 million aggregate principal amount of 5.25% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “Notes”) at a public offering price equal to 100% of the aggregate principal amount of the Notes. The offering of the Notes closed on August 10, 2020. The Notes initially bear a fixed interest rate of 5.25% per year. Commencing on September 15, 2025, the interest rate on the Notes resets quarterly to the three-month Secured Overnight Financing rate plus a spread of 521 basis points (5.21%), payable quarterly in arrears. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year through September 15, 2025 and quarterly thereafter on March 15, June 15, September 15 and December 15 of each year through the maturity date or early redemption date. The Company, at its option, may redeem the Notes, in whole or in part, on any interest payment date on or after September 15, 2025, without a premium. At March 31, 2023 and December 31, 2022, the Company had outstanding Notes, net of cost to issue, totaling $63.8 million and $63.7 million, respectively.

NOTE 13 – INTEREST PAYABLE AND OTHER LIABILITIES

The Company’s interest payable and other liabilities at the dates indicated consisted of the following:

	March 31,	December 31,
	2023	2022
Accrued expenses	$5,368	$8,598
Accounts payable	633	452
Reserve for unfunded commitments	320	315
Accrued interest payable	1,141	1,413
Other liabilities	5,849	5,755
Total	$13,311	$16,533

NOTE 14 – OTHER EXPENSES

The Company’s other expenses for the periods indicated consisted of the following:

	Three months ended
	March 31,
	2023	2022
Professional fees	$447	$1,306
Core deposit premium amortization	369	495
Marketing and promotions	146	296
Stationery and supplies	87	92
Insurance (including FDIC premiums)	201	231
Communication and postage	229	224
Loan default related expense	65	39
Director fees	82	84
Bank service charges	16	66
Courier expense	182	175
Other	177	304
Total	$2,001	$3,312

              The Company expenses marketing and promotions costs as they are incurred. Advertising expense included in marketing and promotions totaled $5,000 and $21,000 for the three months ended March 31, 2023 and 2022, respectively.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

NOTE 15 – EQUITY INCENTIVE PLANS

Equity Incentive Plans

2017 Omnibus Equity Incentive Plan

The shareholders approved the 2017 Omnibus Equity Incentive Plan (“2017 Plan”) in November 2017. The 2017 Plan provides for the awarding by the Company’s Board of Directors of equity incentive awards to employees and non-employee directors. An equity incentive award may be an option, stock appreciation right, restricted stock units, stock award, other stock-based award or performance award granted under the 2017 Plan. Factors considered by the Board in awarding equity incentives to officers and employees include the performance of the Company, the employee’s or officer’s job performance, the importance of his or her position, and his or her contribution to the organization’s goals for the award period. Generally, awards are restricted and have a vesting period of no longer than ten years. Subject to adjustment as provided in the 2017 Plan, the maximum number of shares of common stock that may be delivered pursuant to awards granted under the 2017 Plan is 450,000. The 2017 Plan provides for an annual restricted stock grant limits to officers, employees and directors. The annual stock grant limit per person for officers and employees is the lesser of 50,000 shares or a value of $2.0 million, and per person for directors, the maximum is 25,000 shares. All unvested restricted shares outstanding vest in the event of a change in control of the Company. Awarded shares of restricted stock vest over (i) a one-year period following the date of grant, in the case of the non-employee directors, and (ii) a three-year or five-year period following the date of grant, with the initial vesting occurring on the one-year anniversary of the date of grant, in the case of the executive officers. As of March 31, 2023, a total of 57,693 shares were available for future issuance under the 2017 Plan.

2014 Omnibus Equity Incentive Plan

In 2014, the shareholders approved the 2014 Equity Incentive Plan (the “2014 Plan”). A total of 148,962 equity incentive awards were granted under the 2014 Plan. The awards are shares of restricted stock and have a vesting period of one to five years. No future equity awards will be made from the 2014 Plan.

The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date. Total compensation expense for these plans was $250,000 and $324,000 for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, there was $1.3 million of total unrecognized compensation cost related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately three years.

The following table provides the restricted stock grant activity for the periods indicated:

	Three months ended March 31,
	2023		2022
		Weighted-average		Weighted-average
		grant date		grant date
	Shares	fair value	Shares	fair value
Non-vested at January 1,	97,877	$16.80	139,275	$16.29
Granted	28,392	18.98	22,473	18.79
Vested	(16,979)	19.06	(15,560)	18.34
Forfeited	—	—	(532)	18.79
Non-Vested, at March 31,	109,290	17.01	145,656	16.45

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

We use fair value to measure certain assets and liabilities on a recurring basis, primarily securities available-for-sale. For assets measured at the lower of cost or fair value, the fair value measurement criteria may or may not be met during a reporting period and such measurements are therefore considered “nonrecurring” for purposes of disclosing our fair value measurements. Fair value is used on a nonrecurring basis to adjust carrying values for individually evaluated loans and other real estate owned and also to record impairment on certain assets, such as goodwill, core deposit intangible, and other long-lived assets.

In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the lowest level of inputs that is significant to the measurement is used to determine the hierarchy for the entire asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with our quarterly valuation process. There were no transfers between levels during the three months ended March 31, 2023 and 2022.

The following assets are measured at fair value on a recurring basis as of the dates indicated:

	Total	Level 1	Level 2	Level 3
March 31, 2023
U.S. Government Agencies	$1,502	$—	$1,502	$—
Preferred equity securities	12,834	12,834	—	—
Municipal securities	19,862	—	19,862	—
Mortgage-backed securities	31,121	—	31,121	—
Collateralized mortgage obligations	27,234	—	27,234	—
SBA securities	4,094	—	4,094	—
Corporate bonds	68,614	—	68,614	—
Total	$165,261	$12,834	$152,427	$—

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

	Total	Level 1	Level 2	Level 3
December 31, 2022
U.S. Government Agencies	$1,505	$—	$1,505	$—
Preferred equity securities	13,757	13,757	—	—
Municipal securities	19,557	—	19,557	—
Mortgage-backed securities	33,010	—	33,010	—
Collateralized mortgage obligations	25,424	—	25,424	—
SBA securities	4,305	—	4,305	—
Corporate bonds	70,203	—	70,203	—
Total	$167,761	$13,757	$154,004	$—

The following assets are measured at fair value on a nonrecurring basis as of the dates indicated:

	Total	Level 1	Level 2	Level 3
March 31, 2023
Individually evaluated	$13,090	—	—	$13,090
OREO	21	—	—	21
Total	$13,111	$—	$—	$13,111

	Total	Level 1	Level 2	Level 3
December 31, 2022
Performing impaired loans (1)	$759	$—	$—	$759
Nonperforming impaired loans	15,223	—	—	15,223
OREO	21	—	—	21
Total	$16,003	$—	$—	$16,003

(1)	At March, 31, 2023, with the adoption of CECL, the one performing TDR was collectively evaluated in determining the estimated allowance for credit losses.

The Company does not record loans at fair value on a recurring basis. However, from time to time, certain loans have individual risk characteristics not consistent with a pool of loans and are individually evaluated for credit reserves. Loans for which it is probable that payment of interest and principal will not be made in accordance with the original contractual terms of the loan agreement are typically individually evaluated. The fair value of individually evaluated loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise and liquidation value and discounted cash flows. Those individually evaluated loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. When the fair value of the collateral is based on an observable market price or a current appraised value which uses substantially observable data, the Company records the individually evaluated loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is less than the appraised value or the appraised value contains a significant assumption and there is no observable market price, the Company records the individually evaluated loan as nonrecurring Level 3.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

The Company records foreclosed assets, or OREO, at fair value on a nonrecurring basis based on the collateral value of the property. When the fair value of the collateral is based on an observable market price or a current appraised value which uses substantially observable data, the Company records the OREO as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is less than the appraised value or the appraised value contains a significant assumption, and there is no observable market price, the Company records the OREO as nonrecurring Level 3. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Management also incorporates assumptions regarding market trends or other relevant factors and selling and commission costs ranging from 5% to 7%. Such adjustments and assumptions are typically significant and result in a Level 3 classification of the inputs for determining fair value.

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of the Company’s financial instruments at the dates indicated are presented below:

	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
March 31, 2023
Financial assets:
Cash and cash equivalents	$197,538	$197,538	$197,538	$—	$—
Time deposits in banks	2,241	2,241	2,241	—	—
Investment securities available-for-sale	165,261	165,261	12,834	152,427	—
Investment in FHLB and FRB Stock	20,288	20,288	—	20,288	—
Loans held for sale	—	—	—	—	—
Loans, net	2,024,136	1,970,297	—	—	1,970,297
Accrued interest receivable	8,101	8,101	—	8,101	—
Financial liabilities:
Deposits	2,127,769	2,129,654	—	2,129,654	—
Junior subordinated deferrable interest debentures, net	8,504	8,486	—	—	8,486
Subordinated debt, net	63,754	63,754	—	63,754	—
Accrued interest payable	1,141	1,141	—	1,141	—
Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	86,393	86,073	—	—	86,073

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
December 31, 2022
Financial assets:
Cash and cash equivalents	$176,815	$176,815	$176,815	$—	$—
Time deposits in banks	2,241	2,241	2,241	—	—
Investment securities available-for-sale	167,761	167,761	13,757	154,004	—
Investment in FHLB and FRB Stock	20,281	20,281	—	20,281	—
Loans held for sale	2,380	2,380	—	2,380	—
Loans, net	2,002,224	1,940,480	—	—	1,940,480
Accrued interest receivable	7,659	7,659	—	7,659	—
Financial liabilities:
Deposits	2,085,479	2,087,265	—	2,087,265	—
Junior subordinated deferrable interest debentures, net	8,484	7,739	—	—	7,739
Subordinated debt, net	63,711	63,711	—	63,711	—
Accrued interest payable	1,413	1,413	—	1,413	—
Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	97,542	97,227	—	—	97,227

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Lending and Letter of Credit Commitments

We operate in a highly regulated environment. From time to time, we are a party to various claims and litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings where we believe the resolution would have a material adverse effect on our business, financial condition, or results of operations.

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

In the normal course of business, the Company enters into various commitments to extend credit, which are not reflected in the financial statements. These commitments consist of the undisbursed balance on home equity and unsecured personal lines of credit, commercial lines of credit, including commercial real estate secured lines of credit, and of undisbursed funds on construction and development loans. The Company also issues standby letter of credit commitments, primarily for the third-party performance obligations of clients.

The following table presents a summary of commitments described above as of the dates indicated:

	March 31,	December 31,
	2023	2022
Commitments to extend credit	$85,515	$96,774
Standby letters of credit	878	768

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

Total commitments	$86,393	$97,542

Commitments generally have fixed expiration dates or other termination clauses. The actual liquidity needs or the credit risk that the Company will experience will be lower than the contractual amount of commitments to extend credit because a significant portion of these commitments are expected to expire without being drawn upon. The commitments are generally variable rate and include unfunded home equity lines of credit, commercial real estate construction where disbursement is made over the course of construction, commercial revolving lines of credit, and unsecured personal lines of credit. The Company’s outstanding loan commitments are made using the same underwriting standards as comparable outstanding loans. The reserve associated with these commitments included in interest payable and other liabilities on the consolidated balance sheets was $320,000 at March 31, 2023 and $315,000 at December 31, 2022.

Commercial Real Estate Concentrations

At March 31, 2023 and December 31, 2022, in management’s judgment, a concentration of loans existed in commercial real estate related loans. The Company’s commercial real estate loans are secured by owner-occupied and non-owner occupied commercial real estate and multifamily properties. Although management believes that loans within these concentrations have no more than the normal risk of collectability, a decline in the performance of the economy in general or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on collectability.

Other Assets

The Company has commitments to fund investments in LIHTC partnerships and an SBIC fund. At both March 31, 2023 and December 31, 2022, the remaining commitments to the LIHTC partnerships and the SBIC fund were approximately $2.1 million and $122,000, respectively.

Deposits

At March 31, 2023, approximately $200.9 million, or 10.4%, of the Company's deposits were derived from its top ten depositors. At December 31, 2022, approximately $215.1 million, or 11.0%, of the Company's deposits were derived from its top ten depositors. As of March 31, 2022 and December 31, 2022, approximately $1.0 billion, or 48.7% and $1.1 billion, or 53.3%, of our total deposits were uninsured, respectively. The uninsured amounts are estimates based on the methodologies and assumptions used for United Business Bank’s regulatory reporting requirements.

Local Agency Deposits and Other Advances

In the normal course of business, the Company accepts deposits from local agencies. The Company is required to provide collateral for certain local agency deposits in the states of California, Colorado, New Mexico and Washington. At March 31, 2023 and December 31, 2022, the FHLB issued letters of credit on behalf of the Company totaling $42.6 million and $40.6 million, respectively, as collateral for local agency deposits.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward- looking statements as a result of a wide variety or range of factors including, but not limited to:

●	potential adverse impacts to economic conditions in general and in California, Colorado, New Mexico and Washington specifically, other markets where the Company has lending relationships, or other aspects of the Company’s business operations or financial markets, including, without limitation, as a result of employment levels, labor shortages and the effects of inflation, a potential recession, the failure of the U.S. Congress to increase the debt ceiling, or slowed economic growth caused by increasing political instability from acts of war including Russia’s invasion of Ukraine, as well as increasing prices and supply chain disruptions, and any governmental or societal responses to recent bank failures or new COVID-19 variants;
●	expected revenues, cost savings, synergies and other benefits from our recent acquisition of Pacific Enterprise Bancorp (the “PEB Merger”) might not be realized within the expected time frames or at all and costs or difficulties relating to integration matters, including but not limited to client and employee retention, might be greater than expected;
●	the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for credit losses and provision for credit losses;
●	changes in the levels of general interest rates and the relative differences between short and long-term interest rates and loan and deposit interest rates;
●	the possibility that unexpected outflows of uninsured deposits may require us to sell investment securities at a loss;
●	the transition away from London Interbank Offered Rate (“LIBOR”) toward new interest rate benchmarks;
●	our net interest margin and funding sources;
●	fluctuations in the demand for loans and the number of unsold homes, land and other properties;
●	fluctuations in real estate values in our market areas;
●	secondary market conditions for loans and our ability to sell loans in the secondary market;
●	results of examinations of us by regulatory authorities and the possibility that any such regulatory authority may, among other things, limit our business activities, require us to change our business mix, increase our allowance for credit losses, write-down asset values or increase our capital levels, affect our ability to borrow funds or maintain or increase deposits;
●	risks related to our acquisition strategy, including our ability to identify future suitable acquisition candidates, exposure to potential asset and credit quality risks and unknown or contingent liabilities, the need for capital to finance such transactions, our ability to obtain required regulatory approvals and possible failures in realizing the anticipated benefits from acquisitions;
●	challenges arising from attempts to expand into new geographic markets, products, or services;
●	future goodwill impairment due to changes in our business, market conditions, or other factors;
●	legislative or regulatory changes that adversely affect our business, including changes in banking, securities and tax law, in regulatory policies and principles, or the interpretation of regulatory capital or other rules, and other governmental initiatives affecting the financial services industry;
●	our ability to attract and retain deposits;
●	our ability to control operating costs and expenses;

●	the use of estimates in determining the fair value of certain of our assets and liabilities, which estimates may prove to be incorrect and result in significant changes in valuation;
●	difficulties in reducing risk associated with the loans and securities on our balance sheet;
●	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges;
●	the effectiveness of our risk management framework;
●	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions, which could expose us to litigation or reputational harm;
●	an inability to keep pace with the rate of technological advances;
●	risks associated with dependence on our Chief Executive Officer and senior management team and our ability to attract, motivate and retain qualified personnel;
●	costs and effects of litigation, including settlements and judgments;
●	our ability to implement our business strategies and manage our growth;
●	liquidity issues, including our ability to borrow funds or raise additional capital, if necessary;
●	the loss of our large loan and deposit relationships;
●	increased competitive pressures among financial services companies;
●	changes in consumer spending, borrowing and savings habits;
●	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;
●	our ability to pay dividends on our common stock;
●	the quality and composition of our securities portfolio and the impact of any adverse changes in the securities markets;
●	inability of key third-party providers to perform their obligations to us;
●	changes in accounting principles, policies or guidelines and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board;
●	the effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, and other external events on our business;
●	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and
●	risks described in other reports filed with and furnished to the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Annual Report”) and this Form 10-Q.

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

Our principal objective is to continue to increase shareholder value and generate consistent earnings growth by expanding our commercial banking franchise through both strategic acquisitions and organic growth. Since 2010, we have expanded our geographic footprint through 10 strategic acquisitions. We believe our strategy of selectively acquiring and integrating community banks has provided us with economies of scale and improved our overall franchise efficiency. Looking forward, we expect to continue to pursue strategic acquisitions and believe our targeted market areas present us with many and varied acquisition opportunities. We are also focused on continuing to grow organically and believe the metropolitan and community markets in which we operate currently provide meaningful opportunities to expand our commercial client base and increase both interest-earning assets and market share. We believe our geographic footprint, which now includes the San Francisco Bay area, the metropolitan markets of Los Angeles, California, Seattle, Washington, and Denver, Colorado, and community markets including Albuquerque, New Mexico, and Custer, Delta, and Grand counties, Colorado, provides us with access to low cost, stable core deposits in community markets that we can use to fund commercial loan growth. We strive to provide an enhanced banking experience for our clients by providing them with a comprehensive suite of sophisticated banking products and services tailored to meet their needs, while delivering the high-quality, relationship-based client service of a community bank. At March 31, 2023, the Company had approximately $2.5 billion in total assets, $2.0 billion in total loans, $2.1 billion in total deposits and $313.5 million in shareholders’ equity.

We continue to focus on growing our commercial loan portfolios through acquisitions as well as organic growth. At March 31, 2023, our $2.0 billion total loan portfolio included $497.4 million, or 24.3%, of acquired loans (all of which were recorded to their estimated fair values at the time of acquisition), and the remaining $1.5 billion, or 75.7%, consisted of loans we originated.

The profitability of our operations depends primarily on our net interest income after provision for credit losses, which is the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities less provision for credit losses. Our net income is also affected by other factors, including the provision for credit losses on loans, noninterest income and noninterest expense.

On February 1, 2022, the Company completed its acquisition of PEB, which was headquartered in Irvine, California. Under the terms of the merger agreement, PEB merged with and into BayCom (the “Merger”), with BayCom as the surviving corporation in the Merger. Immediately following the Merger, Pacific Enterprise Bank, a wholly-owned subsidiary of PEB, merged with and into United Business Bank, a wholly-owned subsidiary of BayCom (the “Bank Merger”), with the Bank as the surviving bank in the Bank Merger. For additional information, see “Note 3 – Acquisitions” contained in the Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Information” of Part I this report.

Set forth below is a discussion of the primary factors affecting our results of operations:

Net interest income. Net interest income represents interest income less interest expense. We generate interest income from interest and fees received on interest earning assets, including loans and investment securities and dividends on Federal Home Loan Bank of San Francisco (“FHLB”) and Federal Reserve Bank of San Francisco (“FRB”) stock we own. We incur interest expense from interest paid on interest bearing liabilities, including interest bearing deposits and borrowings. To evaluate net interest income, we measure and monitor: (i) yields on our loans and other interest earning assets; (ii) the costs of our deposits and other funding sources; (iii) our net interest margin; and (iv) the regulatory risk weighting associated with our assets. Net interest margin is calculated as the annualized net interest income divided by average interest earning assets. Because noninterest bearing sources of funds, such as noninterest bearing deposits and shareholders’ equity, also fund interest earning assets, net interest margin reflects the benefit of these noninterest bearing sources.

Changes in market interest rates, the slope of the yield curve, and interest we earn on interest earning assets or pay on interest bearing liabilities, as well as the volume and types of interest earning assets, interest bearing and noninterest bearing liabilities and shareholders’ equity, usually have the largest impact on changes in our net interest spread, net interest margin and net interest income during a reporting period. Since March 2022 through the quarter ended March 31, 2023, in response to inflation, the Federal Open Market Committee (“FOMC”) of the Board of Governors of the Federal Reserve System (“Federal Reserve”) has increased the target range for the federal funds rate by 475 basis points, including 50 basis points during the first quarter of 2023, to a range of 4.75% to 5.00%. Subsequent to March 31, 2023, the FOMC further increased the target range for the federal funds rate by an additional 25 basis points. The increase in the average yield on interest-earning assets during the first quarter of 2023 reflects the lagging benefit of variable rate interest-earnings assets beginning to reprice higher. We believe our balance sheet is structured to enhance our net interest margin if the FOMC continues to raise the targeted federal funds rate.

Noninterest income. Noninterest income consists of, among other things: (i) service charges on loans and deposits; (ii) gain on sale of loans; and (iii) other noninterest income. Gain on sale of loans includes income (or losses) from the sale of the guaranteed portion of Small Business Administration (“SBA”) loans, capitalized loan servicing rights and other related income.

Provision for credit losses. We established an allowance for credit losses by charging amounts to provision for credit losses at a level required to reflect estimated credit losses in the loan and available-for sale investment securities portfolios. For loans, management considers many factors including historical experience, types and amounts of the portfolio and adverse situations that may affect borrowers’ ability to repay, among other factors. See “Critical Accounting Policies and Estimates - Allowance for Credit Losses” for a description of the manner in which the provision for credit losses is established.

For investments, the Company evaluates investment available-for-sale debt securities in an unrealized loss position to determine whether the decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors. Such situations may result from either a decline in the financial condition of the issuing entity or in the case of fixed interest rate investments, from rising interest rates. In making this assessment, management considers the length of time and the extent to which fair value is less than amortized cost, the nature of the security, the underlying collateral, and the financial condition and prospects of the issuer, among other factors. This assessment also includes a determination of whether the Company intends to sell the security, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses. If this assessment indicates a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses for available-for-sale securities is recorded for the credit loss, limited by the amount that the fair value is less than the amortized costs basis. Any impairment that has not been recorded through an allowance for available-for-sale securities is recognized in other comprehensive income. Changes in the allowance for available-for-sale securities are recorded as provision for (or reversal of) credit loss. Losses are charged against the allowance for available-for-sale securities, with a corresponding adjustment to the security's amortized cost basis, when management believes the uncollectibility of an available-for-sale security is confirmed or when either criteria regarding intent or requirement to sell is met.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. In doing so, we have to make estimates and assumptions. Our critical accounting estimates are those estimates that involve a significant level of uncertainty at the time the estimate was made, and changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. Accordingly, actual results could differ materially from our estimates. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We have reviewed our critical accounting estimates with the audit committee of our Board of Directors. Our critical accounting estimates are described in detail in the Critical Accounting Estimates section of our 2022 Annual Report. There have been no significant changes to our critical accounting estimates since December 31, 2022, except for the following:

On January 1, 2023, the Company adopted ASU 2016-03 Financial Instruments — Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized costs, including loan receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in certain leases. In addition, ASC 326 made changes to the accounting for available for sale debt securities. One such change is to require increases or decreases in credit losses be presented as an allowance rather than as a write-down on available for sale debt securities, based on management's intent to sell the security or likelihood the Company will be required to sell the security, before recovery of the amortized cost basis.

Allowance for credit loan losses for investment securities available-for-sale. The Company evaluates investment available-for-sale debt securities in an unrealized loss position to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Impairment may result from either a decline in the financial condition of the issuing entity or in the case of fixed interest rate investments, from rising interest rates. In making this assessment, management considers the length of time and the extent to which fair value is less than amortized cost, the nature of the security, the underlying collateral, and the financial condition and prospects of the issuer, among other factors. This assessment also includes a determination of whether the Company intends to sell the security, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses.

Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Changes in the allowance for available-for-sale securities are recorded as provision for (or reversal of) credit loss. However, if the uncollectibility of an available-for-sale security is confirmed or if the Company intends to sell an impaired available for sale debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount is recognized in earnings with a corresponding adjustment to the security's amortized cost basis.

Allowance for credit losses for loans. The allowance for credit losses (“ACL”) for loans is the combination of the allowance for credit losses for loans and the reserve for unfunded loan commitments. The allowance for credit losses for loans is reported as a reduction of the amortized cost basis of loans, while the reserve for unfunded loan commitments is included within "Interest payable and other liabilities" on the consolidated balance sheets. The amortized cost basis of loans does not include accrued interest receivable, which is included in "Interest receivable and other assets" on the consolidated balance sheets. The "Provision for credit losses" on the consolidated statements of income (loss) is a combination of the provision for credit losses for loans, the provision for unfunded loan commitments, and the provision for investment securities available-for-sale.

Under the CECL methodology, expected credit losses reflect losses over the remaining contractual life of an asset, considering the effect of prepayments and available information about the collectability of cash flows, including information about relevant historical experience, current conditions, and reasonable and supportable forecasts of future events and circumstances. Thus, the CECL methodology incorporates a broad range of information in developing credit loss estimates. The CECL methodology could result in significant changes to both the timing and amounts of provision for credit losses and the allowance as compared to historical periods. Loans that are deemed to be uncollectable are charged off and deducted from the allowance. The provision for credit losses and recoveries on loans previously charged off are added to the allowance. Regardless of the determination that a charge-off is appropriate for financial accounting purposes, the Company manages its loan portfolio by continually monitoring, where possible, a borrower's ability to pay through the collection of financial information, delinquency status, borrower discussion and the encouragement to repay in accordance with the original contract or modified terms, if appropriate.

The allowance for credit losses for loans is comprised of an individually evaluated component for loans that no longer share similar risk characteristics with other loans and a pooled loans component for loans that share similar risk characteristics.

A loan with an outstanding balance greater than $100,000 is individually evaluated for expected credit loss when it is probable that we will be unable to collect all amounts due according to the original contractual terms of the agreement. We select loans for individual assessment on an ongoing basis using certain criteria such as payment performance, borrower reported and forecasted financial results, and other external factors when appropriate. Loans that do not share the same risk characteristics as pooled loans are evaluated individually for credit loss and generally include all non-accrual loans, collateral dependent loans, and certain troubled debt restructured loans. We measure the current expected credit loss of an individually evaluated loan based upon the fair value of the underlying collateral, adjusted for costs to sell when applicable, or if the loan is not collateral-dependent we utilize the present value of expected future cash flows, discounted at the effective interest rate. A loan for which the terms have been modified resulting in a concession, and where the borrower is experiencing financial difficulties, is considered to be a troubled debt restructuring (TDR). The ACL on a TDR is measured using the same method as individually evaluated loans. When the value of a concession is measured using the discounted cash flow method, the ACL is determined by discounting the expected future cash flows at the original interest rate of the loan. To the extent a loan balance exceeds the estimated collectable value, a reserve or charge-off is recorded depending upon either the certainty of the estimate of loss or the fair value of the loan’s collateral if the loan is collateral-dependent.

Our CECL methodology for the pooled loans component includes both quantitative and qualitative loss factors which are applied to our population of loans and assessed at a pool level. The quantitative CECL model estimates credit losses by applying pool-specific probability of default ("PD") and loss given default ("LGD") rates to the expected exposure at default ("EAD") over the contractual life of loans. The qualitative component considers internal and external risk factors that may not be adequately assessed in the quantitative model. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments and curtailments, when appropriate. The pooled loans' contractual loan terms exclude extensions, renewals, and modifications. To estimate future prepayments by loan pool, we use our actual historical loan prepayment experience over a trailing time period, adjusted for forecasted economic conditions, to estimate future prepayments by loan pool. To estimate curtailment by loan pool we use our actual historical loan curtailment experience over a trailing time period, adjusted for forecasted economic conditions. Where observations in either case may be insufficient, the global rate, which is simply the aggregate performance of all loan segments of the Bank, is used.

The ACL model utilizes a discounted cash flow ("DCF") method to measure the expected credit losses on loans collectively evaluated that are sub-segmented by loan pools with similar credit risk characteristics, which generally correspond to federal regulatory reporting codes (i.e, Call codes), with PCD assets pooled separately by similar loan pools to evaluate and measure the allowance for credit loss:

●	Loans secured by real estate:
o	1-4 family residential construction loans and other construction loans and all land development and other land loans
o	Secured by farmland and finance agricultural production and other loans to farmers
o	Revolving, open-end loans secured by 1-4 family residential properties extended under lines of credit and closed-end loans secured by 1-4 family residential properties, secured by junior liens

o	Closed-end loans secured by 1-4 family residential properties, secured by first liens
o	Commercial real estate loans secured by owner-occupied non-farm nonresidential properties
o	Commercial real estate loans secured by other non-farm nonresidential properties and
o	Secured by multifamily (5 or more units) residential properties
●	Commercial and industrial loans
●	Loans to individuals for household, family and other personal expenditures (i.e., consumer loans)
●	Paycheck Protection Program loans (which are fully government guaranteed)

In determining the PD for each pooled segment, the Bank utilized regression analyses to identify certain economic drivers that were considered highly correlated to historical Bank or peer loan default experience. The regression models developed correlates macroeconomic variables to historical credit performance based on call report data over a 64 quarter (16-year) period which captures a full economic cycle from 2004 to 2019. We elected to exclude historical data from 2020 - 2021 to assess the quantitative expected credit losses because we believe said period is an outlier and did not represent normal economic behavior considering the Covid-19 pandemic lockdown with changes in macroeconomic variables and the significant levels of government relief programs in place during that period. For all segments, the Company's actual loss history was not statistically relevant, thus the loss history of peers, defined as commercial financial institutions with asset size of one to five billion, domiciled in California, with similar concentrations of lending were utilized to determine loss rates. The peers utilized in the ACL are segment specific. Additionally, management chose the national unemployment rate and U.S. gross domestic product as the primary economic forecast drivers for all segments. A third party provides LGD estimates for each segment based on a banking industry Frye-Jacobs Risk Index approach.

In its loss forecasting framework, the Company incorporates forward-looking information through the use of macroeconomic scenarios applied over the forecasted life of the assets. The quantitative CECL model applies the projected rates based on the economic forecasts for the four quarter (one-year) reasonable and supportable forecast horizon to EAD to estimate defaulted loans. The economic data is updated quarterly, which is based on Federal Reserve Economic Data (“FRED”) forecasts. Historical LGD rates are applied to estimated defaulted loans to determine estimated credit losses. For periods beyond the forecast horizon, the economic factors revert to historical averages on a straight-line basis over 8 quarters (two-year) period. Subsequent to the reversion period for the remaining contractual life of loans and leases, the PD, LGD, and prepayment rates are based on historical experience during a full economic cycle.

Management considers whether adjustments to the quantitative portion of the ACL are needed for differences in segment-specific risk characteristics or to reflect the extent to which it expects current conditions and reasonable and supportable forecasts of economic conditions to differ from the conditions that existed during the historical period included in the development of PD and LGD. Qualitative internal and external risk factors include, but are not limited to, the following:

●	Changes in the nature and volume of the loan portfolio
●	Changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans
●	Changes in lending policies and procedures, including changes in underwriting standards and collection
●	Changes in economic and business conditions, and developments that affect the collectability of the portfolio
●	Changes in the experience, ability, and depth of credit management and lending staff
●	Changes in the quality of our systematic loan review processes
●	Changes in the value of underlying collateral, where applicable
●	Changes in concentration of credit
●The effect of other external factors such as legal and regulatory requirements on the level of estimated credit losses in the portfolio

PCD assets are assets acquired at a discount that is due, in part, to credit quality deterioration since origination which may be determined through observation of missed payments, downgrade in risk rating, deterioration of a borrower's financial trends or other observable factors including subjectivity utilized by management. PCD assets are initially recorded at fair value, by taking the sum of the present value of expected future cash flows and an allowance for credit losses, at acquisition. The allowance for credit losses for PCD assets is recorded through a gross-up of reserves on the consolidated balance sheets, while the allowance for acquired non-PCD assets, such as loans, is recorded through the provision for credit losses on the consolidated statements of income, consistent with originated loans. Subsequent to acquisition, the allowance for credit losses for PCD loans will generally follow the same forward-looking estimation, provision, and charge-off process as non-PCD acquired and originated loans.

The estimated credit losses associated with unfunded lending commitments are calculated using the same models and methodologies noted above and incorporate utilization assumptions at the estimated time of default. While the provision for credit losses associated with unfunded commitments is included in "provision for credit losses" on the consolidated statement of income, the reserve for unfunded commitments is maintained on the consolidated balance sheet in "Interest payable and other liabilities".

Comparison of Financial Condition at March 31, 2023 and December 31, 2022

Total assets.  Total assets increased $34.7 million, or 1.4%, to $2.5 billion at March 31, 2023, from December 31, 2022. The increase primarily was due to loans receivable, net, increasing $21.9 million as a result of the new loan originations, partially offset by loan repayments and sales during the period. In addition, cash and cash equivalents increased $20.7 million, or 11.7%, partially offset by decreases in investment securities available-for-sale of $2.5 million or 1.5%, loans held for sale of $2.4 million or 100.0%, and other assets of $1.7 million or 3.7%.

Cash and cash equivalents.  Cash and cash equivalents increased $20.7 million, or 11.7%, to $197.5 million, at March 31, 2023, from $176.8 million at December 31, 2022. The increase primarily was due to $18.9 million increase in federal funds sold and interest bearing balances in banks during three months ended March 31, 2023.

Securities.  Investment securities, all of which are classified as available-for-sale, decreased $2.5 million, or 1.5%, to $165.3 million at March 31, 2023 from $167.8 million at December 31, 2022. The decrease primarily was due to an increase in unrealized losses on investment securities available-for-sale of $1.5 million due to fair value adjustments, a $1.1 million allowance for credit losses on investment securities available-for-sale as discussed below, and the routine amortization and repayment of investment principal balances and securities called and matured, partially offset by the purchase of $1.5 million of investment securities during the three months ended March 31, 2023.

At March 31, 2023, a $1.1 million allowance for credit losses on investment securities available-for-sale was recorded through the provision for credit losses on investment securities available-for-sale as management fully reserved for one security due to reasons of credit quality at March 31, 2023.

Loans receivable, net.  We originate a wide variety of loans with a focus on commercial real estate (“CRE”) loans and commercial and industrial loans. Loans receivable, net increased $21.9 million, or 1.1%, to $2.0 billion at March 31, 2023 from December 31, 2022. The increase was due to $85.1 million of new loan originations, partially offset by $56.3 million of loan repayments, including $5.1 million in Paycheck Protection Program (“PPP”) loan repayments, and $6.3 million in loan sales.

The following table provides information about our loan portfolio by type of loan, with purchase credit deteriorated (“PCD”) loans presented as a separate balance, at the dates presented.

	March 31,	December 31,
	2023	2022	% Change

	(Dollars in thousands)
Commercial and industrial (1)	$193,101	$184,521	4.6%
Real estate:
Residential	95,975	109,927	(12.7)
Multifamily residential	243,965	234,868	3.9
Owner occupied CRE	667,940	641,815	4.1
Non-owner occupied CRE	801,532	807,996	(0.8)
Construction and land	9,964	9,109	9.4
Total real estate	1,819,376	1,803,715	0.9
Consumer	2,196	4,183	(47.5)
PCD loans	29,879	28,787	3.8
Total Loans	2,044,552	2,021,206	1.2
Net deferred loan fees	(16)	(82)	(80.9)
Allowance for credit losses (2)	(20,400)	(18,900)	7.9
Loans, net	$2,024,136	$2,002,224	1.1%

(1)	Includes $5.9 million and $11.1 million of PPP loans as of March 31, 2023 and December 31, 2022, respectively.
(2)	Allowance for credit losses at March 31, 2023 is estimated under CECL whereas at December 31, 2022, the allowance for loan losses is estimated under the incurred loss methodology.

The following table shows as of March 31, 2023, the geographic distribution of our loan portfolio by type of loan in dollar amounts and percentages:

	San Francisco Bay				Total in State of
	Area (1)		Other California (2)		California		All Other States (3)		Total
		% of		% of		% of		% of		% of
		Total in		Total in		Total in		Total in		Total in
	Amount	Category	Amount	Category	Amount	Category	Amount	Category	Amount	Category

	(Dollars in thousands)
March 31, 2023
Commercial and industrial	$69,529	9.3%	$89,374	10.1%	$158,903	9.7%	$38,670	9.5%	$197,573	9.7%
Real estate:
Residential	16,855	2.3	44,911	5.1	61,766	3.8	34,825	8.5	96,591	4.7
Multifamily residential	64,279	8.6	107,390	12.1	171,669	10.5	75,114	18.4	246,783	12.1
Owner occupied CRE	266,428	35.6	360,195	40.5	626,623	38.3	59,414	14.5	686,037	33.6
Non-owner occupied CRE	330,060	44.2	280,578	31.6	610,638	37.3	194,469	47.6	805,107	39.4
Construction and land	—	—	6,194	0.7	6,194	0.4	4,071	1.0	10,265	0.5
Total real estate	677,622		799,268		1,476,890		367,893		1,844,783
Consumer	389	0.1%	1	—%	390	—%	1,806	0.4%	2,196	0.1%
Total loans	$747,540		$888,643		$1,636,183		$408,369		$2,044,552

December 31, 2022
Commercial and industrial	$54,056	7.8%	$92,546	10.1%	$146,602	9.1%	$41,936	10.2%	$188,538	9.3%
Real estate:
Residential	17,112	2.5	52,081	5.7	$69,193	4.3	41,413	10.1	110,606	5.5
Multifamily residential	58,533	8.4	108,198	11.8	166,731	10.4	70,974	17.3	237,705	11.8
Owner occupied CRE	242,755	35.0	363,210	39.7	605,965	37.6	52,191	12.7	658,156	32.6
Non-owner occupied CRE	321,523	46.3	289,528	31.6	611,051	37.9	197,804	48.1	808,855	40.0
Construction and land	—	—	8,678	0.9	8,678	0.5	4,485	1.1	13,163	0.7
Total real estate	639,923		821,695		1,461,618		366,867		1,828,485
Consumer	391	0.1%	1,672	0.2%	2,063	0.1%	2,120	0.5%	4,183	0.2%
Total loans	$694,370		$915,913		$1,610,283		$410,923		$2,021,206

(1)	Includes Alameda, Contra Costa, Solano, Sonoma, Marin, San Francisco, San Joaquin, San Mateo and Santa Clara counties.
(2)	Includes loans located in Sacramento and Northern California counties totaling $492.7 million and loans located in Los Angeles and Orange counties totaling $183.8 million.
(3)	Includes loans located primarily in the states of Colorado, New Mexico and Washington. At March 31, 2023, loans in Colorado, New Mexico and Washington totaled $95.2 million, $47.9 million and $94.0 million, respectively. At December 31, 2022, loans in Colorado, New Mexico and Washington totaled $97.2 million, $51.3 million and $87.4 million, respectively.

Nonperforming assets and loans.  Nonperforming assets generally consists of nonaccrual loans, accruing loans that are 90 days or more past due and other real estate owned (“OREO”). Nonperforming loans generally consists of nonaccrual loans and accruing loans that are 90 days or more past due. Nonperforming assets decreased $2.1 million, or 14.0%, to $13.1 million, or 0.51% of total assets at March 31, 2023 from $15.2 million, or 0.61% of total assets at December 31, 2022. The decrease in nonperforming assets from December 31, 2022 was primarily due to the renewal of one loan during the current quarter totaling $934,000 that was 90 days or more past due and in the process of collection at December 31, 2022, and the charge-off of five non-accrual loans totaling $330,000 during the current quarter. There were no accruing loans 90 days or more past due and $21,000 of OREO at March 31, 2023, compared to $934,000 of accruing loans 90 days or more past due and $21,000 of OREO at December 31, 2022.

Nonperforming loans totaled $13.1 million, or 0.64% of total loans, of which $818,000 were guaranteed by governmental agencies at March 31, 2023, compared to $15.2 million or 0.75% of total loans, of which $839,000 were guaranteed by governmental agencies at December 31, 2022. Included in nonperforming loans at March 31, 2023 and December 31, 2022, were $768,000 and $759,000, respectively, of TDR loans.

At March 31, 2023 and December 31, 2022, nonaccrual loans included $483,000 and $2.5 million of loans 30-89 days past due and $3.9 million and $4.0 million of loans less than 30 days past due, respectively. At March 31, 2023, the $3.9 million of loans less than 30 days past due was comprised of 14 loans all of which were placed on nonaccrual due to concerns over the financial condition of the borrowers.

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

Loans may be acquired at a premium or discount to par value, in which case the premium is amortized (subtracted from) or accreted (added to) interest income over the remaining life of the loan. Generally, as time goes on, the effects of loan discount accretion and loan premium amortization decrease as the purchased loans mature or pay off early. Upon the early pay off of a loan, any remaining (unaccreted) discount or (unamortized) premium is immediately taken into interest income; as loan payoffs may vary significantly from quarter to quarter, so may the impact of discount accretion and premium amortization on interest income.

Troubled Loan Modifications. Occasionally, the Company offers modifications of loans to borrowers experiencing financial difficulty by providing principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions or any combination of these. When principal forgiveness is provided, the amount of the forgiveness is charged-off against the allowance for credit losses for loans. Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses for loans is adjusted by the same amount.

Loan modifications to borrowers experiencing financial difficulty as of March 31, 2023 totaled $6.1 million, of which $768,000 were accruing and performing according to their modified terms, compared to $6.3 million, of which $759,000 were accruing and performing according to their modified terms at December 31, 2022. Modified loans that are accruing and performing according to their modified terms are not considered nonperforming loans as they continue to accrue interest despite their modified status. The related allowance for credit losses on individually evaluated modified loans totaled $298,000 and $393,000 at March 31, 2023 and December 31, 2022, respectively.

The following table provides information regarding nonperforming loans, nonperforming assets and modified loans as of the dates indicated:

	March 31,	December 31,
	2023	2022

	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Commercial and industrial	$792	$869
Real estate:
Residential	1,737	2,213
Multifamily residential	5,337	5,351
Owner occupied CRE	5,178	5,491
Non-owner occupied CRE	45	365
Construction and land	—	—
Total real estate	12,297	13,420
Consumer	—	—
Total nonaccrual loans	13,089	14,289
Accruing loans 90 days or more past due	—	934
Total nonperforming loans	13,089	15,223
Real estate owned	21	21
Total nonperforming assets (1)	$13,110	$15,244
Troubled debt restructurings – performing	768	759
PCD loans	$29,879	$28,787
Nonperforming assets to total assets (1)	0.51%	0.61%
Nonperforming loans to total loans (1)	0.64%	0.75%

(1)	Performing TDRs are neither included in nonperforming loans above nor are they included in the numerators used to calculate these ratios.

Interest foregone on nonaccrual loans was approximately $446,000 and $84,600 for the three months ended March 31, 203 and March 31, 2022, respectively, none of which was included in interest income.

Allowance for credit losses for loans and unfunded commitments.  The allowance for credit losses for loans is maintained to cover losses that are estimated in accordance with GAAP. It is our estimate of credit losses inherent in our loan portfolio at each balance sheet date. Our methodology for analyzing the allowance for credit losses for loans consists of general and specific components. For the general component, we stratify the loan portfolio into homogeneous groups of loans that possess similar loss potential characteristics and apply a loss ratio to these groups of loans to estimate the credit losses in the loan portfolio. We use both historical loss ratios and qualitative loss factors assigned to major loan collateral types to establish general component loss allocations. Qualitative loss factors are based on management’s judgment of company, market, industry or business specific data and external economic indicators, which may not yet be reflected in the historical loss ratios, and that could impact our loan portfolio. Management and the Board of Directors set and adjust qualitative loss factors by regularly reviewing changes in underlying loan composition and the seasonality of specific portfolios. Management and the Board of Directors also consider credit quality and trends relating to delinquency, nonperforming and classified loans within our loan portfolio when evaluating qualitative loss factors. Additionally, management and the Board of Directors adjust qualitative factors to account for the potential impact of external economic factors, including the unemployment rate, vacancy rates, capitalization rates, commodity prices and other pertinent economic data specific to our primary market area and lending portfolios.

For the specific component, the allowance for credit losses for loans is established for individually evaluated loans. Management evaluates current information and events regarding a borrower’s ability to repay its obligations and considers a loan to be impaired when the ultimate collectability of amounts due, according to the contractual terms of the loan agreement, is in doubt. If an individually evaluated loan is collateral-dependent, the fair value of the collateral, less the estimated cost to sell, is used to determine the amount of impairment. If an individually evaluated loan is not collateral-dependent, the impairment amount is determined using the negative difference, if any, between the estimated discounted cash flows and the loan amount due. For individually evaluated loans, the amount of the impairment can be adjusted, based on current data, until such time as the actual basis is established by acquisition of the collateral or until the basis is collected. Impairment losses are reflected in the allowance for credit losses for loans through a charge to the provision for credit losses. Subsequent recoveries are credited to the allowance for credit losses for loans. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on non-accrual loans for which the accrual of interest has been discontinued are applied first to principal.

Estimated credit losses for unfunded loan commitments are calculated using the same models and methodologies noted above and incorporate utilization assumptions at the estimated time of default. While the provision for credit losses for unfunded loan commitments is included in "provision for (reversal of) credit losses" on the consolidated statement of income, the reserve for unfunded loan commitments is maintained on the consolidated balance sheet in interest payable and other liabilities.

The Company adopted the Current Expected Credit Losses ("CECL") standard as of December 15, 2022, which resulted in a one-time day one 2023 adjustment to the allowance for credit losses for loans of $1.5 million (which included the reclassification of the net credit discount on acquired PCD loans totaling $845,000) and an allowance for unfunded credit commitments of $45,000, as well as an after-tax decrease to opening retained earnings of $491,000.

At March 31, 2023, the Company’s allowance for credit losses for loans was $20.4 million under the CECL framework, or 1.0% of total loans, compared to $18.9 million under the ALLL framework, or 0.94% of total loans, at December 31, 2022. In addition to the CECL adjustment at the beginning of the current quarter, a $275,000 provision for credit losses for loans was recorded for the three months ended March 31, 2023, compared to $7,000 provision for the three months ended March 31, 2022. The provision for credit losses for loans for the three months ended March 31, 2023, primarily resulted from $315,000 in net charge-offs for the three months ended March 31, 2023, coupled with new loan production and, to a lesser extent, a deterioration in forecasted economic conditions and indicators utilized to estimate credit losses. We recorded net charge-offs of $315,000 and $7,000 for the three months ended March 31, 2023 and 2022, respectively. The calculation of the allowance for credit losses for loans at both March 31, 2023 and December 31, 2022 excludes the balance of PPP loans held in portfolio as of those dates as PPP loans are fully guaranteed by the SBA.

In accordance with acquisition accounting, loans acquired from acquisitions were recorded at their estimated fair value, which resulted in a net discount to the loans’ contractual amounts. Credit discounts are included in the determination of fair value and as a result, no allowance for credit losses for loans is recorded for acquired loans at the acquisition date. However, the allowance for credit loss includes an estimate for credit deterioration of acquired loans that occurs after the date of acquisition, which is included in the credit loss provision in the period that the deterioration occurred. The discount recorded on the acquired loans is not reflected in the allowance for credit losses for loans or related allowance coverage ratios. As of March 31, 2023, acquired loans net of their discount, totaled $247.9 million and the remaining net discount on these acquired loans was $371,000, compared to $257.4 million of acquired loans and $522,000 of net discounts at December 31, 2022. The net discount includes a credit discount based on estimated losses in the acquired loans partially offset by a premium, if any, based market interest rates on the date of acquisition.

The following table presents certain credit ratios at the dates and for the periods indicated and each component of the ratio’s calculations:

	For the Three months ended March 31,
	2023	2022

	(Dollars in thousands)
Allowance for credit losses as a percentage of total loans outstanding at period end	1.00%	0.88%
Allowance for credit losses	$20,400	$17,700
Total loans outstanding	2,044,536	2,003,928

Nonaccrual loans as a percentage of total loans outstanding at period end	0.64%	0.62%
Total nonaccrual loans	$13,089	$12,434
Total loans outstanding	2,044,536	2,003,928

Allowance for credit losses as a percentage of nonaccrual loans at period end	155.86%	142.35%
Allowance for credit losses	$20,400	$17,700
Total nonaccrual loans	13,089	12,434

Net charge-offs/(recoveries) during period to average loans outstanding:
Commercial and industrial:	0.07%	—%
Net charge-offs/(recoveries)	$142	$(3)
Average loans outstanding	199,807	310,602
Construction and land:	—%	—%
Net charge-offs	$—	$—
Average loans outstanding	17,887	20,030
Commercial estate:	—%	—%
Net charge-offs	$—	$1
Average loans outstanding	1,714,792	1,472,445
Residential:	0.18%	0.01%
Net charge-offs	$175	$6
Average loans outstanding	98,237	98,423
Consumer:	(0.09)%	0.14%
Net (recoveries)/charge-offs	$(2)	$3
Average loans outstanding	2,223	2,185
Total loans:	0.02%	—%
Total net charge-offs	$315	$7
Total average loans outstanding	2,032,945	1,903,685

As of March 31, 2023, the Company individually evaluated $13.9 million in loans, inclusive of $13.1 million of nonperforming loans and $768,000 of performing (accruing) TDR loans. Of the individually evaluated loans, only $1.4 million had a specific allowance, of $817,000, as of March 31, 2023. As of December 31, 2022, the Company individually evaluated $15.0 million in loans, inclusive of $14.3 million of nonperforming loans and $759,000 of performing (accruing) TDR loans. Of these nonperforming loans, only $1.4 million had a specific allowance, of $1.2 million, as of December 31, 2022.

Management considers the allowance for credit losses for loans at March 31, 2023 to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for credit losses for loans or that any increased allowance for credit losses for loans that may be required will not adversely impact our financial condition and results of operations. A further decline in national and local economic conditions as a result of unemployment levels, labor shortages and the effects of inflation, a potential recession, the failure of the U.S. Congress to increase the debt ceiling, or slowed economic growth caused by increasing political instability from acts of war including Russia’s invasion of Ukraine, as well as increasing prices and supply chain disruptions, and any governmental or societal responses to recent bank failures or new COVID- 19 variants, among other factors, could result in a material increase in the allowance for credit losses for loans and may adversely affect the Company’s financial condition and results of operations. In addition, the determination of the amount of our allowance for credit losses for loans is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for credit losses based upon their judgment of information available to them at the time of their examination.

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

Total deposits increased $42.3 million, or 2.0%, to $2.1 billion at March 31, 2023 from December 31, 2022. At March 31, 2023, noninterest bearing demand deposits totaled $705.9 million, or 33.2% of total deposits, compared to $773.3 million, or 37.1% of total deposits, at December 31, 2022. At March 31, 2023, uninsured deposits totaled $1.0 billion, compared to $1.1 billion at December 31, 2022.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered at the dates indicated.

	March 31,	December 31,
	2023	2022	% Change

	(Dollars in thousands)
Noninterest bearing demand deposits	$705,941	$773,274	(8.7)%
NOW accounts and savings	424,106	441,064	(3.8)
Money market	607,782	577,792	5.2
Time deposits	389,940	293,349	32.9
Total	$2,127,769	$2,085,479	2.0%

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

At March 31, 2023 and December 31, 2022, we had the ability to borrow up to $506.2 million and $473.6 million, respectively, from the FHLB of San Francisco. At both March 31, 2023 and December 31, 2022, there were no FHLB advances or FRB borrowings outstanding.

We may also utilize Fed Funds purchased from correspondent banks as a source of short-term funding. At both March 31, 2023 and December 31, 2022, we had a total of $65.0 million in federal funds line available from third-party financial institutions and no balances outstanding at these dates.

At both March 31, 2023 and December 31, 2022, the Company had outstanding junior subordinated debt, net of mark-to-market adjustments, related to junior subordinated deferrable interest debentures assumed in connection with its previous acquisitions totaling $8.5 million.

At March 31, 2023, the Company had outstanding subordinated debt, net of costs to issue, totaling $63.8 million compared to $63.7 million at December 31, 2022.

We are required to provide collateral for certain local agency deposits. At both March 31, 2023 and December 31, 2022, the FHLB of San Francisco had issued a letters of credit on behalf of the Bank totaling $42.6 million and $40.6 million, respectively, as collateral for local agency deposits.

Shareholders’ equity.  Shareholders’ equity decreased $3.7 million, to $313.5 million at March 31, 2023 from $317.1 million at December 31, 2022. The decrease in shareholders’ equity primarily was due to the repurchase of $8.1 million of Company common stock and $1.3 million of accrued cash dividends payable for the quarter. In addition, shareholder’s equity was impacted by the adoption of CECL in the first quarter of 2023, which as of January 1, 2023, resulted in an after-tax decrease to opening retained earnings of $491,000. In addition, shareholder’s equity was adversely impacted by increased unrealized losses on available for sale securities reflecting the increase in market interest rates during the current quarter, resulting in a $1.2 million increase in accumulated other comprehensive loss, net of tax. During the three months ended March 31, 2023, the Company repurchased a total of 422,877 shares of its common stock at a total cost of $8.1 million, or $19.08 per share, leaving 58,915 shares available for future purchases under the current stock repurchase plan. For additional information see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”.

Comparison of Results of Operations for the Three Months Ended March 31, 2023 and 2022

Earnings summary.  Net income was $7.0 million for the three months ended March 31, 2023, compared to $6.5 million for the three months ended March 31, 2022, an increase of $558,000 or 8.6%. The increase was the result of a $2.9 million increase in net interest income and $1.8 million decrease in noninterest expense, partially offset by a $1.4 million increase in provision for credit losses, a $1.9 million decrease in noninterest income and a $828,000 increase in provision for income taxes. Diluted earnings per share were $0.55 for the three months ended March 31, 2023, compared to diluted earnings per share of $0.51 for the three months ended March 31, 2022.

Our efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income before provision for credit losses and noninterest income, was 59.64% for the three months ended March 31, 2023, compared to 68.48% for the three months ended March 31, 2022. The improvement in the efficiency ratio during the three months ended March 31, 2023 compared to the same period in 2022 was due to lower noninterest expenses and higher revenues.

Interest income.  Interest income for the three months ended March 31, 2023 was $30.1 million, compared to $24.8 million for the three months ended March 31, 2022, an increase of $5.3 million or 21.2%. The increase in interest income between periods reflects increases in interest income in all interest-earning asset categories, with the largest increases from loans, fed funds sold and interest bearing balances in banks and, to a lesser extent, investment securities available-for-sale. Increased yields earned on these portfolios, along with an increase in the average balance of loans, were the primary drivers for the increase in interest income. The increase in interest income was partially offset by lower recognition of deferred loan fee income on the repayment of PPP loans.

Interest income on loans, including fees, increased $3.3 million, or 14.5%, to $26.3 million for the three months ended March 31, 2023, compared to $22.9 million for the three months ended March 31, 2022, primarily due to a $132.8 million increase in the average loan balance and a 35 basis point increase in the average loan yield. The average yield on loans, including the accretion of the net discount and deferred PPP loan fees recognized for the three months ended March 31, 2023 was 5.24%, compared to 4.89% for the same period in 2022. Interest income on loans for three months ended March 31, 2023 and 2022 included $97,000 and $1.3 million, respectively, in accretion of the net discount on acquired loans and revenue from PCD loans in excess of discounts. The remaining net discount on acquired loans was $371,000 and $603,000 at March 31, 2023 and March 31, 2022, respectively. Interest income on loans for three months ended March 31, 2023 and 2022 included $3,000 and $735,000, respectively, in fees earned related to PPP loans. As of March 31, 2023, there was a minimal amount of unrecognized deferred fees and costs. Interest income on loans for the three months ended March 31, 2023 and 2022, included $269,000 and $235,000, respectively, in fees related to prepayment penalties.

Interest income on investment securities available-for-sale increased $243,000, or 17.4%, to $1.6 million for the three months ended March 31, 2023, compared to $1.4 million for the three months ended March 31, 2022, due to a 37 basis point increase in the average yield earned on and a $9.1 million increase in the average balance of investment securities available-for-sale. The average yield on investment securities available-for-sale was 3.15% for the three months ended March 31, 2023 compared to 3.15% for the three months ended March 31, 2022.

Interest income on federal funds sold and interest-bearing balances in banks increased $1.6 million, or 766.7%, to $1.8 million for the three months ended March 31, 2023, compared to $211,000 for the three months ended March 31, 2022, due to a 434 basis point increase in the average yield earned on federal funds sold and interest-bearing balances in banks, partially offset by a $233.8 million decrease in the average balance of federal funds sold and interest-bearing balances in banks. The average yield on federal funds sold and interest-bearing balances in banks was 4.56% for the three months ended March 31, 2023 compared to 0.22% for the three months ended March 31, 2022. In addition, during the first quarter of 2023, we received $332,000 in cash dividends on our FRB and FHLB stock, up 23.0% from $270,000 in the first quarter of 2022.

Interest expense.  Interest expense increased $2.3 million, or 95.7%, to $4.8 million for the three months ended March 31, 2023 compared to $2.5 million for the three months ended March 31, 2022, primarily as a result of an increase in the average cost of deposits. Total average interest-bearing liabilities decreased $106.2 million, or 6.9%, to $1.4 billion for the three months ended March 31, 2023, compared to $1.5 billion for the three months ended March 31, 2022. The average rate paid on interest-bearing liabilities for three months ended March 31, 2023 was 1.35% compared to 0.64% for three months ended March 31, 2022.

Interest expense on deposits increased $2.2 million, or 151.68%, to $3.7 million for the three months ended March 31, 2023 compared to $1.5 million for the three months ended March 31, 2022. The increase primarily was due to an increase in the average cost of deposits. The average rate paid on interest bearing deposits increased by 69 basis points to 1.10% for the three months ended March 31, 2023, compared to 0.41% for the three months ended March 31, 2022. The overall average cost of deposits for the three months ended March 31, 2023 and 2022 was 0.71% and 0.27%, respectively. The average balance of deposits totaled $2.1 billion for the three months ended March 31, 2023, compared to $2.2 billion for the same period in 2022. The average balance of noninterest bearing deposits decreased $16.6 million, or 2.2%, to $742.0 million for the three months ended March 31, 2023 compared to $2.3 million for the same period in 2022.

Interest expense on borrowings increased $117,000, or 11.9%, to $1.1 million for the three months ended March 31, 2023, compared to $982,000 for the three months ended March 31, 2022. The average balance of borrowings increased $972,000 to $72.9 million during the three months ended March 31, 2023, compared to $72.0 million during the three months ended March 31, 2022. The average cost of borrowings increased to 6.05% for the three months ended March 31, 2023, compared to 5.53% for the three months ended March 31, 2022.

Net interest income and net interest margin. Net interest income increased $2.9 million, or 13.0%, to $25.3 million for the three months ended March 31, 2023, compared to $22.4 million for the three months ended March 31, 2022. The increase in net interest income primarily was due to increases in interest income on loans, cash and cash equivalents and, to a lesser extent, investment securities, including dividends on FRB and FHLB stock, partially offset by higher funding costs related to increase market rates of interest on our deposits and junior subordinated debt.

The average yield (annualized) on interest earning assets for the three months ended March 31, 2023 was 5.07%, a 104 basis point increase from 4.03% for the three months ended March 31, 2022, primarily due to higher market interest rates, while the average cost of interest bearing liabilities was 1.35% and 0.64% for the three months ended March 31, 2023 and 2022, respectively.

The annualized net interest margin for the three months ended March 31, 2023 was 4.26%, compared to 3.63% for the three months ended March 31, 2022. The increase in net interest margin reflects the increased net interest income resulting from an improved mix of interest-earning assets, including increased balances of higher yielding loans and investment securities available for sale, and a lower average balance of interest earning assets. The average yield on PPP loans for the three months ended March 31, 2023 was 1.17%, including the recognition of deferred fees, resulting in no impact to the net interest margin during the first quarter of 2023, compared to an average yield of 5.89% with a positive impact to the net interest margin of eight basis points during the same quarter in 2022. The impact of PPP loans on net interest margin will change during any period based on the volume of prepayments or amounts forgiven by the SBA as certain criteria are met, but will cease completely after the maturity of the loans. Accretion of acquisition accounting discounts on loans and the recognition of revenue from acquired loans in excess of discounts increased our net interest margin by seven basis points during the three months ended March 31, 2023 and 29 basis points during the three months ended March 31, 2022, respectively.

Average Balances, Interest and Average Yields/Cost. The following table presents, for the periods indicated, information about (i) average balances, the total dollar amount of interest income from interest earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest bearing liabilities and the resultant average costs; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin. Nonaccrual loans have been included in the table as loans carrying a zero yield. Yields have been calculated on a pre-tax basis. Loan yields include the effect of amortization or accretion of deferred loan fees/costs and purchase accounting premiums/discounts to interest and fees on loans.

	Three months ended March 31,
	2023			2022
			Annualized			Annualized
	Average		Average	Average		Average
	Balance(1)	Interest	Yield/Cost	Balance(1)	Interest	Yield/Cost

	(Dollars in thousands)
Interest earning assets
Fed Funds sold and interest bearing balances in banks	$162,796	$1,829	4.56%	$396,631	$211	0.22%
Investments securities available-for-sale	188,974	1,640	3.52%	179,855	1,397	3.15%
FHLB Stock	10,679	188	7.16%	9,889	149	6.13%
FRB Stock	9,606	144	6.08%	8,258	121	5.94%
Total loans	2,032,442	26,255	5.24%	1,899,679	22,927	4.89%
Total interest earning assets	2,404,497	30,056	5.07%	2,494,312	24,805	4.03%
Noninterest earning assets	128,432			144,164
Total average assets	$2,532,929			$2,638,476
Interest bearing liabilities
Savings	$119,597	40	0.14%	$125,701	43	0.14%
NOW accounts	316,307	74	0.10%	354,398	82	0.09%
Money market	603,784	1,737	1.17%	699,895	803	0.47%
Time deposits	325,286	1,849	2.31%	292,116	542	0.75%
Total interest bearing deposit accounts	1,364,974	3,700	1.10%	1,472,110	1,470	0.41%
Subordinated debt, net	63,728	896	5.70%	63,558	896	5.71%
Junior subordinated debentures, net	8,491	193	9.22%	8,411	86	4.16%
Other borrowings	722	10	—	—	—	—
Total interest bearing liabilities	1,437,915	4,799	1.35%	1,544,079	2,452	0.64%
Noninterest bearing deposits	742,037			768,305
Other noninterest bearing liabilities	34,101			20,915
Noninterest bearing liabilities	776,138			789,220
Total average liabilities	2,214,053			2,333,299
Average equity	318,876			305,177
Total average liabilities and equity	$2,532,929			$2,638,476
Net interest income		$25,257			$22,353

Interest rate spread (2)			3.72%			3.39%
Net interest margin (3)			4.26%			3.63%
Ratio of average interest earning assets to average interest bearing liabilities			167.22%			161.54%

(1)	Average balances are computed using average daily balances.
(2)	Interest rate spread is calculated as the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(3)	Net interest margin is calculated as net interest income divided by total average interest earning assets.

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

	Three months ended March 31,
	2023 compared to 2022
	Increase/(Decrease)
	Attributable to
	Rate	Volume	Total

	(Dollars in thousands)
Interest earning assets
Fed funds sold and interest bearing balances in banks	$1,742	$(124)	$1,618
Investments available-for-sale	172	71	243
FHLB stock and FRB stock	30	32	62
Total loans	1,726	1,602	3,328
Total interest income	3,670	1,581	5,251

Interest bearing liabilities
Savings	(1)	(2)	(3)
NOW accounts	2	(10)	(8)
Money market accounts	1,044	(110)	934
Time deposits	1,245	62	1,307
Total deposit accounts	2,290	(60)	2,230
Subordinated debt, net	—	—	—
Junior subordinated debentures, net	106	1	107
Other borrowings	—	10	10
Total interest expense	2,396	(49)	2,347
Net interest income	$1,274	$1,630	$2,904

Provision for credit losses. We recorded a $275,000 provision for credit losses for loans for the three months ended March 31, 2023, compared to a $7,000 provision for credit losses for the three months ended March 31, 2022. The provision for credit losses for loans in the first quarter of 2023 was primarily due to new loan production and, to a lesser extent, a deterioration in forecasted economic conditions and indicators utilized to estimate credit losses and $315,000 in net charge-offs during the first quarter of 2023. In addition, a provision for credit losses for investment securities available-for-sale of $1.1 million was recorded in the current quarter as management fully reserved for a preferred equity security with credit quality concerns at March 31, 2023, compared to none in the same quarter of 2022.

Noninterest income.  Noninterest income decreased $1.9 million, or 44.2%, to $2.5 million for the three months ended March 31, 2023 compared to $4.4 million for the three months ended March 31, 2022. The decrease in noninterest income was primarily due to the recognition of $1.6 million in bargain purchase gain in the first quarter of 2022 with no similar activity in the current quarter 2023, a $725,000 decrease in gain on sale of loans due to a decrease in the volume and premiums observed on SBA loans (guaranteed portion) sold, and a $164,000 decrease in income from an investment in a Small Business Investment Company (“SBIC”) fund, partially offset by a $255,000 increase in servicing charges and other fees.

The following table presents the key components of noninterest income for the periods indicated:

	Three months ended March 31,
	2023	2022	$ Change	% Change

	(Dollars in thousands)
Gain on sale of loans	$412	$1,137	$(725)	(63.8)%
Service charges and other fees	885	630	255	40.5%
Loan servicing and other loan fees	410	574	(164)	(28.6)%
Income on investment in SBIC fund	489	197	292	148.2%
Bargain purchase gain	—	1,665	(1,665)	N/M %
Other income and fees	261	196	65	33.2%
Total noninterest income	$2,457	$4,399	$(1,942)	(44.1)%

N/M - Not meaningful

Noninterest expense. Noninterest expense decreased $1.8 million, or 10.0%, to $16.5 million for the three months ended March 31, 2023 compared to $18.3 million for the three months ended March 31, 2022. The decrease primarily was due to the absence of $3.1 million of nonrecurring expenses related to our acquisition of PEB and its bank subsidiary, Pacific Enterprise Bank, in February, 2022, which were comprised of $555,000 in salary and employee benefits, $1.1 million in data processing expenses, $725,000 in professional and legal fees, $375,000 in occupancy expense, and $347,000 in other expenses.

Excluding the acquisition-related expenses, noninterest expenses for the first quarter of 2023 increased $1.2 million, compared to the first quarter of 2022. The increase was comprised of higher salaries and employee benefits of $1.3 million and higher data processing expenses of $265,000, partially offset by decreases in miscellaneous expense of $280,000. Salaries and employee benefits for the first quarter of 2023 increased compared to the same quarter in 2022 primarily due an increase in the number of full-time equivalent employees, reflecting our acquisition of PEB, coupled with retention incentives and salary adjustments due to upward market pressure on wages in 2022.

The following table details the components of noninterest expense for the periods indicated:

	Three months ended March 31,
	2023	2022	$ Change	% Change

	(Dollars in thousands)
Salaries and employee benefits	$11,036	$10,310	$726	7.0%
Occupancy and equipment	2,027	2,426	(399)	(16.4)%
Data processing	1,465	2,273	(808)	(35.5)%
Other	2,001	3,312	(1,311)	(39.6)%
Total noninterest expense	$16,529	$18,321	$(1,792)	(9.8)%

Income taxes.  The provision for income taxes increased $828,000, or 42.8%, to $2.8 million the three months ended March 31, 2023 compared to $1.9 million for the three months ended March 31, 2022. The Company’s effective tax rate was 28.2% for the three months ended March 31, 2023 compared to 23.0% for the three months ended March 31, 2022. The effective tax rate was higher for the first quarter of 2023 compared to the same quarter a year ago due to non-taxable bargain purchase gain in the first quarter of 2022.

Liquidity and Capital Resources

Planning for our normal business liquidity needs, both expected and unexpected, is done on a daily and short-term basis through the cash management function. On a longer-term basis, it is accomplished through the budget and strategic planning functions, with support from internal asset/liability management software model projections.

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run off that may occur in the normal course of business. We rely on a number of different sources in order to meet our potential liquidity demands. Our primary sources of funds are deposits, escrow and custodial deposits, principal and interest payments on loans and proceeds from sale of loans. During the three months ended March 31, 2023, the Bank sold $6.4 million in loans and loan participation interests and received $56.3 million in principal loan repayments. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition.

Deposits increased $42.3 million to $2.1 billion and liquid assets, in the form of cash and cash equivalents, time deposit in banks and investment securities available-for-sale, increased $18.2 million to $365.0 million at March 31, 2023 from December 31, 2022. Management believes that our securities portfolio is of high quality and the securities would therefore be marketable. Securities purchased during the three months ended March 31, 2023, totaled $1.5 million and securities repayments, maturities and sales in the period were $1.2 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2023, totaled $307.9 million. It is management’s policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that most of our maturing certificates of deposit will remain with us.

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of March 31, 2023, the Bank had an available borrowing capacity of $506.2 million with the FHLB of San Francisco, with no borrowings outstanding at that date. The Bank also had, as of that date, federal funds lines with available commitments totaling $65.0 million with four correspondent banks. There were no amounts outstanding under these facilities at March 31, 2023 and December 31, 2022. Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible.

Liquidity management is both a daily and long-term function of the Company’s management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer-term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and U.S. agency securities. We use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. Loan commitments and letters of credit were $86.4 million, including $4.5 million of undisbursed construction and development loan commitments, at March 31, 2023. For information regarding our commitments, see “Note 18 – Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Information” of Part I of this report.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities for the three months ended March 31, 2023 was $7.5 million, compared to $2.8 million provided by operating activities for the three months ended March 31, 2022. During the three months ended March 31, 2023, net cash used in investing activities was $21.0 million, which consisted primarily of net change in loans receivable, compared to $77.5 million of cash provided by investing activities for the three months ended March 31, 2022. Net cash provided by financing activities for the three months ended March 31, 2023 was $34.2 million, which was comprised primarily of net change in deposits, compared to $32.8 million used in financing activities during the three months ended March 31, 2022. Management believes the capital sources are adequate to meet all reasonably foreseeable short-term and long-term cash requirements. There has not been a material change in our liquidity and capital resources since the information disclosed in our 2022 Annual Report other than set forth above. We are not aware of any reasonably likely material changes in the mix and relative cost of such resources.

BayCom Corp is a separate legal entity from the Bank and must provide for its own liquidity. At March 31, 2023, BayCom Corp had liquid assets of $22.9 million. In addition to its operating expenses, BayCom Corp is responsible for paying to its shareholders any dividends that have been declared, funding stock repurchases, and making payments on its trust-preferred securities and subordinated notes. BayCom Corp can receive dividends and other capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends and make other capital distributions.

On February 23, 2023, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.10 per share on the Company’s outstanding common stock, payable on April 14, 2023 to shareholders of record as of the close of business on March 10, 2023. The Company expects to continue to pay quarterly cash dividends on its common stock, subject to the Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. Assuming continued payment of the cash dividend at this rate of $0.10 per share, our average total dividend paid each quarter would be approximately $1.3 million based on the number of our outstanding shares at March 31, 2023. The dividends we pay if any, may be limited as more fully discussed under “Business – Supervision and Regulation – BayCom Corp – Dividends” and “– Regulatory Capital Requirements” contained in “Part I. Item 1. Business” of the 2022 Annual Report.

From time to time, our Board of Directors has authorized stock repurchase programs. In general, stock repurchases allow us to proactively manage our capital position and return excess capital to shareholders. Stock repurchases also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. As of March 31, 2023, there remained 58,915 shares available for repurchase under the Company’s existing stock repurchase program. In April 2023, our Board of Directors announced a new stock repurchase program, to commence following completion of the existing stock repurchase program, for the repurchase of up to 619,000 shares, or approximately 5.0% of the Company’s outstanding common stock, over a one year period. Purchases under the Company’s stock repurchase programs may be made through open market purchases, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The repurchase programs may be suspended, terminated, or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The Company’s stock repurchase programs do not obligate the Company to purchase any particular number of shares. For additional information on the Company’s stock repurchases, see “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” contained in Part II of this report.

Regulatory Capital

The Bank, as a state-chartered, federally insured commercial bank, and member of the Board of Governors of the Federal Reserve System is subject to capital requirements established by the Federal Reserve. The Federal Reserve requires the Bank to maintain capital adequacy that generally parallels the FDIC requirements. The capital adequacy requirements are quantitative measures established by regulation that require the Bank to maintain minimum amounts and ratios of capital. The FDIC requires the Bank to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 Leverage Capital to average assets. Consistent with our goal to operate a sound and profitable organization, our policy is for the Bank to maintain “Well Capitalized” status under the Federal Reserve regulations. Based on capital levels at March 31, 2023 and December 31, 2022, the Bank was considered to be Well Capitalized.

The table below shows the capital ratios under the Basel III capital framework as of the dates indicated:

	At March 31, 2023		At December 31, 2022
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Leverage Ratio
BayCom Corp	$283,333	11.71%	$286,688	11.91%
Minimum requirement for “Well Capitalized”	120,975	5.00%	120,395	5.00%
Minimum regulatory requirement	96,780	4.00%	96,316	4.00%

United Business Bank	329,130	13.26%	336,667	13.64%
Minimum requirement for “Well Capitalized”	124,071	5.00%	123,402	5.00%
Minimum regulatory requirement	99,257	4.00%	98,722	4.00%

Common Equity Tier 1 Ratio
BayCom Corp	283,333	13.99%	286,688	13.84%
Minimum requirement for “Well Capitalized”	131,662	6.50%	134,648	6.50%
Minimum regulatory requirement	91,151	4.50%	93,218	4.50%

United Business Bank	329,130	16.41%	336,667	16.42%
Minimum requirement for “Well Capitalized”	130,378	6.50%	133,242	6.50%
Minimum regulatory requirement	90,262	4.50%	92,245	4.50%

Tier 1 Risk-Based Capital Ratio
BayCom Corp	292,818	14.46%	296,173	14.30%
Minimum requirement for “Well Capitalized”	162,046	8.00%	165,721	8.00%
Minimum regulatory requirement	121,534	6.00%	124,291	6.00%

United Business Bank	329,130	16.41%	336,667	16.42%
Minimum requirement for “Well Capitalized”	160,465	8.00%	163,991	8.00%
Minimum regulatory requirement	120,349	6.00%	122,993	6.00%

Total Risk-Based Capital Ratio
BayCom Corp	378,538	18.69%	380,388	18.36%
Minimum requirement for “Well Capitalized”	202,557	10.00%	207,151	10.00%
Minimum regulatory requirement	162,046	8.00%	165,721	8.00%

United Business Bank	349,850	17.44%	355,882	17.36%
Minimum requirement for “Well Capitalized”	200,581	10.00%	204,988	10.00%
Minimum regulatory requirement	160,465	8.00%	163,991	8.00%

In addition to the minimum capital ratios, the Bank has to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 capital greater than 2.5% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. At March 31, 2023, the Bank’s Common Equity Tier 1 capital exceeded the required capital conservation buffer.

For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company’s subsidiary banks to be Well Capitalized under the prompt corrective action regulations. If the Company was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at March 31, 2023, the Company would have exceeded all regulatory capital requirements.

For additional information, see “Item 1. Business — Supervision and Regulation — United Business Bank — Capital Requirements” and Note 19, “Regulatory Matters” in the Notes to the Consolidated Financial Statements, included in “Item 8. Financial Statements and Supplementary Data” in the 2022 Annual Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk through our lending and deposit gathering activities. Our results of operations are highly dependent upon our ability to manage interest rate risk. We consider interest rate risk to be a significant market risk that could have a material effect on our financial condition and results of operations. Interest rate risk is measured and assessed on a quarterly basis. For information regarding the Company’s market risk, see “Management Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market and Interest Rate Risk,” in the Company’s 2022 Annual Report. In our opinion, there has not been a material change in our interest rate risk exposure since the information disclosed in our 2022 Annual Report.

Item 4. Controls and Procedures

(a)       Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures as defined in Rule 13a 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of March 31, 2023 under the supervision and with the participation of the Company’s principal executive officer, principal financial officer and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s principal executive officer and principal financial officer concluded that based on their evaluation at March 31, 2023, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to BayCom Corp’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(b)       Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2023, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the Risk Factors previously disclosed in Item 1A of the 2022 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.

(c)Stock Repurchases. The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended March 31, 2023:

			Total number of
	Total	Average	shares purchased	Maximum number of
	number of	price	as part of	shares that September yet be
	shares	paid	publicly announced	purchased under the
	purchased	per share	plans or programs	plans or programs
January 1, 2023 - January 31, 2023	129,526	$19.32	129,526	352,266
February 1, 2023 - February 28, 2023	91,300	19.65	91,300	260,966
March 1, 2023 - March 31, 2023	202,051	18.66	202,051	58,915
	422,877	$19.05	422,877

On October 24, 2022, the Company announced that its Board of Directors approved a sixth stock repurchase program, which commenced in December 2022 following the expiration of the fifth stock repurchase program, pursuant to which the Company is authorized to repurchase up to five percent of its common stock, or approximately 645,000 shares. The existing stock repurchase program will expire on October 24, 2023, unless sooner completed. In April 2023, the Company’s Board of Directors approved a seventh stock repurchase program, to commence following completion of the sixth stock repurchase program, for the repurchase of up to 619,000 shares, or approximately 5.0% of the Company’s outstanding common stock, over a one year period. Purchases under the Company’s stock repurchase programs may be made through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The repurchase programs may be suspended, terminated, or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The Company’s stock repurchase programs do not obligate the Company to purchase any particular number of shares.

Item 3. Defaults Upon Senior Securities

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets; (2) Condensed Consolidated Statements of Income; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Notes to Condensed Consolidated Financial Statements.

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

BAYCOM CORP
Registrant

Date: May 15, 2023	By:	/s/ George J. Guarini
George J. Guarini
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Keary L. Colwell
Keary L. Colwell
Senior Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)