Form 10-Q/A
period 2022-03-31
BayCom Corp
filed 2023-07-25
CIK 1730984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE REGARDING RESTATEMENT

BayCom, a California corporation, is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 (“Amended Report”) to reflect a restatement of the consolidated financial statements contained in the Company’s original Quarterly Report on Form 10-Q for that period filed with the Securities and Exchange Commission (“SEC”) on May 16, 2022 (the “Original Report”).

Restatement of Previously Issued Consolidated Financial Statements

On July 18, 2023, the audit committee of the Company’s board of directors concluded that the Company’s previously issued consolidated financial statements for the interim period ended March 31, 2023 and year ended December 31, 2022, as well as for the interim periods included in that fiscal year, should no longer be relied upon because of errors related to the accounting for unrealized losses on preferred equity securities that resulted in material misstatements of noninterest income and accumulated other comprehensive income.

At the time of its purchase of the preferred equity securities for investment purposes, the Company inappropriately accounted for them as available for sale debt securities under Accounting Standards Codification (“ASC”) Topic 320 – Investments-Debt Securities. As such, the changes in the fair value of these securities were not recorded as part of net income but rather as a component of shareholders’ equity (in accumulated other comprehensive income, net of tax). However, as a result of subsequent research and third-party consultation, the Company determined that the securities should instead have been accounted for under ASC Topic 321 – Investments-Equity Securities. The result of this change in classification of the preferred equity securities is that the change in the fair value of the securities each quarter should have been recorded in noninterest income on the consolidated statements of income.

As disclosed in the Original Report, the Company recorded the change, net of taxes, in the fair value of preferred equity securities totaling $1.3 million for the three months ended March 31, 2022 as part of Other Comprehensive loss, net of taxes, under ASC Topic 320 – Investments-Debt Securities rather than as part of non-interest income under ASC Topic 321 – Investments-Equity Securities. For additional information on the restatement, see Note 3 Restatement of Previously Issued Consolidated Financial Statements in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Amended Report.

Items Amended in this Filing

We are filing this Amended Report in order to amend the following items of the Original Report to the extent necessary to reflect the adjustments discussed above and make corresponding revisions to the financial data appearing elsewhere in the Original Report:

●	Part I, Item 1. Financial Statements
●	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
●	Part I, Item 4. Controls and Procedures

Except as indicated above, no other information in the Original Report is amended hereby.  In order to preserve the nature and character of the disclosures set forth in the Original Report, except as expressly noted above, this Amended Report speaks as of the date of the filing of the Original Report, and we have not updated the disclosures in this Amended Report to speak as of a later date. All information contained in this Amended Report is subject to updating and supplementing as provided in filings with the SEC subsequent to the filing date of the Original Report. Accordingly, this Amended Report should be read in conjunction with our filings made with the SEC subsequent to the filing date of the Original Report

Control Considerations

In connection with the above, our management has reassessed the effectiveness of our disclosure controls and procedures as of March 31, 2022, and we have included applicable disclosure in Part I, Item 4 herein, “Controls and Procedures.” Management identified a material weakness in our internal control over financial reporting, as described in Part I, Item 4 of this Amended Report, resulting in the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures were not effective as of March 31, 2022. Management has taken steps, and is continuing to take steps, to remediate this material weakness, as described under “Remediation Plan and Status” in Part I, Item 4 of this Amended Report.

BAYCOM CORP

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

(unaudited)

	March 31,	December 31,
	2022	2021
	(As Restated)
ASSETS
Cash and due from banks	$35,532	$21,178
Federal funds sold	391,667	358,509
Cash and cash equivalents	427,199	379,687
Interest bearing deposits in banks	3,336	3,585
Investment securities available-for-sale	167,975	155,658
Equity securities	16,698	18,777
Federal Home Loan Bank ("FHLB") stock, at par	10,679	8,385
Federal Reserve Bank ("FRB") stock, at par	8,547	7,650
Loans held for sale	970	6,470
Loans, net of allowance for loan losses of $17,700 at March 31, 2022 and $17,700 December 31, 2021	1,986,228	1,647,190
Premises and equipment, net	14,257	14,370
Other real estate owned ("OREO")	21	21
Core deposit intangible, net	6,750	6,489
Cash surrender value of bank owned life insurance ("BOLI") policies, net	21,736	21,590
Right-of-use assets ("ROU"), net	13,645	12,127
Goodwill	38,838	38,838
Interest receivable and other assets	39,133	29,860
Total assets	$2,756,012	$2,350,697
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest and interest bearing deposits	$2,330,395	$1,985,239
Junior subordinated deferrable interest debentures, net	8,423	8,403
Subordinated debt, net	63,584	63,542
Salary continuation plan	4,517	4,393
Lease liabilities	14,177	12,657
Interest payable and other liabilities	10,262	13,856
Total liabilities	2,431,358	2,088,090
Commitments and contingencies (Note 19)
Shareholders' equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding at both March 31, 2022 and December 31, 2021	—	—
Common stock, no par value; 100,000,000 shares authorized; 13,677,729 and 10,680,386 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	220,294	157,098
Additional paid in capital	287	287
Accumulated other comprehensive (loss) income, net of tax	(3,527)	2,166
Retained earnings	107,600	103,056
Total shareholders’ equity	324,654	262,607
Total liabilities and shareholders’ equity	$2,756,012	$2,350,697

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for share and per share data)

(unaudited)

	Three months ended
	March 31,
	2022	2021
	(As Restated)
Interest income:
Loans, including fees	$22,927	$19,193
Investment securities and interest bearing deposits in banks	1,608	868
FHLB dividends	149	99
FRB dividends	121	112
Total interest and dividend income	24,805	20,272
Interest expense:
Deposits	1,470	1,206
Subordinated debt	896	895
Other borrowings	86	87
Total interest expense	2,452	2,188
Net interest income	22,353	18,084
Provision for loan losses	7	—
Net interest income after provision for loan losses	22,346	18,084
Noninterest income:
Gain on sale of loans	1,137	576
Loss on equity securities	(1,768)	—
Service charges and other fees	630	604
Loan servicing and other loan fees	574	529
Income on investment in Small Business Investment Company (“SBIC”) fund	197	263
Gain on sale of OREO	—	36
Bargain purchase gain	1,665	—
Other income and fees	196	229
Total noninterest income	2,631	2,237
Noninterest expense:
Salaries and employee benefits	10,310	8,885
Occupancy and equipment	2,426	1,815
Data processing	2,273	1,484
Other expense	3,312	1,901
Total noninterest expense	18,321	14,085
Income before provision for income taxes	6,656	6,236
Provision for income taxes	1,427	1,704
Net income	$5,229	$4,532
Earnings per common share:
Basic earnings per common share	$0.41	$0.40
Weighted average shares outstanding	12,646,981	11,273,604

Diluted earnings per common share	$0.41	$0.40
Weighted average shares outstanding	12,646,981	11,273,604

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(unaudited)

	Three months ended
	March 31,
	2022	2021
	(As Restated)
Net income	$5,229	$4,532
Other comprehensive loss:
Change in unrealized loss on available-for-sale securities	(7,993)	(1,101)
Deferred tax benefit	2,300	316
Other comprehensive loss, net of tax	(5,693)	(785)
Total comprehensive (loss) income	$(464)	$3,747

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except for share and per share data)

(unaudited)

				Accumulated
		Common	Additional	Other		Total
	Number of	Stock	Paid in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Capital	Income/(Loss)	Earnings	Equity
Balance, December 31, 2020	11,295,397	$167,242	$287	$2,697	$82,365	$252,591
Net income					4,532	4,532
Other comprehensive loss, net				(785)		(785)
Restricted stock granted	24,187					—
Stock based compensation		413				413
Repurchase of shares	(132,123)	(2,201)				(2,201)
Balance, March 31, 2021	11,187,461	$165,454	$287	$1,912	$86,897	$254,550

Balance, December 31, 2021	10,680,386	157,098	287	2,166	103,056	262,607
Net income					5,229	5,229
Other comprehensive loss, net				(5,693)		(5,693)
Restricted stock granted	22,473					—
Restricted stock forfeited	(532)					—
Issuance of common shares to acquire Pacific Enterprise Bancorp	3,032,579	64,140				64,140
Cash dividends of $0.05 per share					(685)	(685)
Stock based compensation		324				324
Repurchase of shares	(57,177)	(1,268)				(1,268)
Balance, March 31, 2022 (As Restated)	13,677,729	$220,294	$287	$(3,527)	$107,600	$324,654

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three months ended
	March 31,
	2022	2021
	(As Restated)
Cash flows from operating activities:
Net income	$5,229	$4,532
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7	—
Increase (decrease) in deferred tax assets	2,309	(29)
Accretion on acquired loans	(231)	(642)
Gain on sale of loans	(1,137)	(576)
Proceeds from sale of loans	10,936	6,800
Loans originated for sale	(7,931)	(9,702)
Gain on sale of premises, net	—	(12)
Gain on sale of OREO	—	(36)
Bargain purchase gain	(1,665)	—
Accretion on junior subordinated debentures	20	21
Increase in cash surrender value of life insurance policies	(146)	(165)
Amortization/accretion of premiums/discounts on investment securities, net	137	109
Loss on equity securities	1,768	—
Depreciation and amortization	486	520
Core deposit intangible amortization	495	454
Stock based compensation expense	325	413
(Decrease) increase in deferred loan origination fees, net	(1,362)	798
Increase in interest receivable and other assets	(432)	(2,768)
Increase in salary continuation plan, net	124	91
(Decrease) increase in interest payable and other liabilities	(6,086)	843
Net cash provided by operating activities	2,846	651
Cash flows from investing activities:
Proceeds from maturities of interest bearing deposits in banks	249	998
Purchase of investment securities	(22,671)	(4,438)
Proceeds from the maturities, repayments and calls of investment securities	2,475	7,420
Proceeds from the sales of investment securities	63	—
Redemption (purchase) of Federal Reserve Bank stock	45	(12)
Increase in loans, net	79,031	66,490
Proceeds from sale of premises	—	46
Proceeds from sale of OREO	22	279
Purchase of equipment and leasehold improvements, net	(174)	(397)
Net cash received for acquisitions	18,423	—
Net cash provided by investing activities	77,463	70,386

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(In thousands)

(unaudited)

	Three months ended
	March 31,
	2022	2021
	(As Restated)
Cash flows from financing activities:
Increase in noninterest and interest bearing deposits in banks, net	293,572	96,513
Decrease in time deposits, net	(325,101)	(6,939)
Repurchase of common stock	(1,268)	(2,201)
Net cash (used in) provided by financing activities	(32,797)	87,373
Increase in cash and cash equivalents	47,512	158,410
Cash and cash equivalents at beginning of period	379,687	299,329
Cash and cash equivalents at end of period	$427,199	$457,739

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$3,306	$2,221
Income taxes paid, net	6,985	33
Non-cash investing and financing activities:
Change in unrealized loss on available-for-sale securities, net of tax	$(5,693)	$(785)
Transfer of loans to other real estate owned	—	—
Recognition of ROU assets	—	832
Recognition of lease liability	—	833
Cash dividends declared on common stock	(685)	—

Acquisition:
Assets acquired, net of cash received	$440,785	$—
Liabilities assumed	380,055	—
Common stock issued	64,140	—

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

On February 1, 2022, the Company completed its acquisition of Pacific Enterprise Bancorp (“PEB”) and its wholly owned subsidiary of Pacific Enterprise Bank, headquartered in Irvine, California (“PEB Merger”). See “Note 4 – Acquisitions” for additional information on the PEB Merger.

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

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

NOTE 3 – RESTATEMENT OF THE CONSOLIDATED FINANCIAL STATEMENTS

On July 18, 2023, the audit committee of the Company’s board of directors concluded that the Company’s previously issued unaudited interim consolidated financial statements for the period ended March 31, 2023 and the consolidated financial statements for the year ended December 31, 2022, as well as for the unaudited interim periods included in that fiscal year, should no longer be relied upon because of errors related to the accounting for unrealized losses on preferred equity securities that resulted in material misstatements of noninterest income and accumulated other comprehensive income.

At the time of its purchase of the preferred equity securities for investment purposes, the Company inappropriately accounted for them as available for sale debt securities under Accounting Standards Codification (“ASC”) Topic 320 – Investments-Debt Securities. As such, the changes in the fair value of these securities were not recorded as part of net income but rather as a component of shareholders’ equity (in accumulated other comprehensive income, net of tax). However, as a result of subsequent research and third-party consultation, the Company determined that the securities should instead have been accounted for under ASC Topic 321 – Investments-Equity Securities. The result of this change in classification of the preferred equity securities is that the change in the fair value of the securities each quarter should have been recorded in noninterest income on the consolidated statements of income.

As disclosed in the Original Report, the Company recorded the change, net of taxes, in the fair value of preferred equity securities totaling $1.3 million for the three months ended March 31, 2022 as part of Other Comprehensive loss, net of taxes, under ASC Topic 320 – Investments-Debt Securities rather than as part of non-interest income under ASC Topic 321 – Investments-Equity Securities.

In addition to the below, various footnotes reflect the effects of these restatements including, but not limited to, Note 4, Acquisitions and Note 5, Investment Securities.

The tables below show the effects of the restatement on the Company’s condensed consolidated balance sheets, condensed consolidated statements of income, condensed consolidated statements of comprehensive loss, condensed consolidated statements of changes in shareholders’ equity, and condensed consolidated statement of cash flows as of and for the quarter ended March 31, 2022 (in thousands, except for per share data):

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

	March 31, 2022
Consolidated Balance Sheet	(As Previously Reported)	Adjustments	(As Restated)
ASSETS
Cash and due from banks	$35,532	$—	$35,532
Federal funds sold	391,667	—	391,667
Cash and cash equivalents	427,199	—	427,199
Interest bearing deposits in banks	3,336	—	3,336
Investment securities available-for-sale	184,673	(16,698)	167,975
Equity securities	—	16,698	16,698
Federal Home Loan Bank ("FHLB") stock, at par	10,679	—	10,679
Federal Reserve Bank ("FRB") stock, at par	8,547	—	8,547
Loans held for sale	970	—	970
Loans, net of allowance for loan losses of $17,700 at March 31, 2022 and $17,700 December 31, 2021	1,986,228	—	1,986,228
Premises and equipment, net	14,257	—	14,257
Other real estate owned ("OREO")	21	—	21
Core deposit intangible, net	6,750	—	6,750
Cash surrender value of bank owned life insurance ("BOLI") policies, net	21,736	—	21,736
Right-of-use assets ("ROU"), net	13,645	—	13,645
Goodwill	38,838	—	38,838
Interest receivable and other assets	39,133	—	39,133
Total assets	$2,756,012	$—	$2,756,012
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest and interest bearing deposits	$2,330,395	$—	$2,330,395
Junior subordinated deferrable interest debentures, net	8,423	—	8,423
Subordinated debt, net	63,584	—	63,584
Salary continuation plan	4,517	—	4,517
Lease liabilities	14,177	—	14,177
Interest payable and other liabilities	10,262	—	10,262
Total liabilities	2,431,358	—	2,431,358
Commitments and contingencies (Note 19)
Shareholders' equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding at both March 31, 2022 and December 31, 2021	—	—	—
Common stock, no par value; 100,000,000 shares authorized; 13,677,729 and 10,680,386 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	220,294	—	220,294
Additional paid in capital	287	—	287
Accumulated other comprehensive loss, net of tax	(4,786)	1,259	(3,527)
Retained earnings	108,859	(1,259)	107,600
Total shareholders’ equity	324,654	—	324,654
Total liabilities and shareholders’ equity	$2,756,012	$—	$2,756,012

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

	Three months ended March 31, 2022
Consolidated Statement of Income	(As Previously Reported)	Adjustments	(As Restated)
Interest income:
Loans, including fees	$22,927	$—	$22,927
Investment securities and interest bearing deposits in banks	1,608	—	1,608
FHLB dividends	149	—	149
FRB dividends	121	—	121
Total interest and dividend income	24,805	—	24,805
Interest expense:
Deposits	1,470	—	1,470
Subordinated debt	896	—	896
Other borrowings	86	—	86
Total interest expense	2,452	—	2,452
Net interest income	22,353	—	22,353
Provision for loan losses	7	—	7
Net interest income after provision for loan losses	22,346	—	22,346
Noninterest income:
Gain on sale of loans	1,137	—	1,137
Loss on equity securities	—	(1,768)	(1,768)
Service charges and other fees	630	—	630
Loan servicing and other loan fees	574	—	574
Income on investment in Small Business Investment Company (“SBIC”) fund	197	—	197
Bargain purchase gain	1,665	—	1,665
Other income and fees	196	—	196
Total noninterest income	4,399	(1,768)	2,631
Noninterest expense:
Salaries and employee benefits	10,310	—	10,310
Occupancy and equipment	2,426	—	2,426
Data processing	2,273	—	2,273
Other expense	3,312	—	3,312
Total noninterest expense	18,321	—	18,321
Income before provision for income taxes	8,424	(1,768)	6,656
Provision for income taxes	1,936	(509)	1,427
Net income	$6,488	$(1,259)	$5,229
Earnings per common share:
Basic earnings per common share	$0.51	$(0.10)	$0.41
Weighted average shares outstanding	12,646,981	12,646,981	12,646,981

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

	Three months ended March 31, 2022
Consolidated Statement of Comprehensive Loss	(As Previously Reported)	Adjustments	(As Restated)
Net income	$6,488	$(1,259)	$5,229
Other comprehensive loss:
Change in unrealized loss on available-for-sale securities	(9,761)	1,768	(7,993)
Deferred tax benefit	2,809	(509)	2,300
Other comprehensive loss, net of tax	(6,952)	1,259	(5,693)
Total comprehensive loss	$(464)	$—	$(464)

	Three months ended March 31, 2022
Consolidated Statement of Cash Flow Changes	(As Previously Reported)	Adjustments	(As Restated)
Cash flows from operating activities:
Net income	$6,488	(1,259)	5,229
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in deferred tax assets	2,818	(509)	2,309
Loss on equity securities	—	1,768	1,768
Net cash provided by operating activities	2,846	—	2,846

Non-cash investing and financing activities:
Change in unrealized loss on available-for-sale securities, net of tax	$(6,952)	$1,259	$(5,693)

NOTE 4 – ACQUISITIONS

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

Unaudited pro forma net interest income, net income and earnings per share are presented below:

	Three Months Ended March 31,
	2022 (As Restated)	2021
Net interest income	$23,205	$24,271
Net income	1,869	6,084
Basic earnings per share	$0.14	$0.42
Diluted earnings per share	0.14	0.42

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

NOTE 5 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities available-for-sale at the dates indicated are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
March 31, 2022 (As Restated)
U.S. Government Agencies	$1,509	$—	$(1)	$1,508
Municipal securities	23,541	56	(1,066)	22,531
Mortgage-backed securities	36,445	323	(1,474)	35,294
Collateralized mortgage obligations	30,602	96	(1,277)	29,421
SBA securities	5,680	36	(64)	5,652
Corporate bonds	75,150	356	(1,937)	73,569
Total	$172,927	$867	$(5,819)	$167,975

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
December 31, 2021
U.S. Government Agencies	$1,510	$—	$—	$1,510
Municipal securities	23,646	493	(16)	24,123
Mortgage-backed securities	33,973	1,333	(210)	35,096
Collateralized mortgage obligations	27,228	436	(158)	27,506
SBA securities	6,055	53	(20)	6,088
Corporate bonds	60,650	851	(166)	61,335
Total	$153,062	$3,166	$(570)	$155,658

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

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

The estimated fair value and gross unrealized losses for securities available-for-sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position at the dates indicated are as follows:

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
March 31, 2022 (As Restated)
U.S. Government Agencies	$1,508	$(1)	$—	$—	$1,508	$(1)
Municipal securities	14,198	(1,066)	—	—	14,198	(1,066)
Mortgage-backed securities	18,877	(1,076)	2,740	(398)	21,617	(1,474)
Collateralized mortgage obligations	18,474	(1,092)	2,059	(185)	20,533	(1,277)
SBA securities	1,194	(44)	976	(20)	2,170	(64)
Corporate bonds	50,313	(1,937)	—	—	50,313	(1,937)
Total	$104,564	$(5,216)	$5,775	$(603)	$110,339	$(5,819)

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
December 31, 2021
Municipal securities	$3,932	$(16)	$—	$—	$3,932	$(16)
Mortgage-backed securities	2,954	(111)	2,133	(99)	5,087	(210)
Collateralized mortgage obligations	9,236	(108)	1,605	(50)	10,841	(158)
SBA securities	134	—	1,058	(20)	1,192	(20)
Corporate bonds	23,084	(166)	—	—	23,084	(166)
Total	$39,340	$(401)	$4,796	$(169)	$44,136	$(570)

At March 31, 2022, the Company held 330 investment securities, of which 20 were in an unrealized loss position for more than twelve months and 145 were in an unrealized loss position for less than twelve months. These temporary unrealized losses relate principally to current interest rates for similar types of securities. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

The amortized cost and estimated fair value of securities available-for-sale at the dates indicated by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2022		December 31, 2021
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
	(As Restated)	(As Restated)
Available-for-sale
Due in one year or less	$861	$861	$862	$865
Due after one through five years	23,297	23,229	23,519	24,173
Due after five years through ten years	88,707	85,952	79,116	79,993
Due after ten years	60,062	57,933	49,565	50,627
Total	$172,927	$167,975	$153,062	$155,658

Equity securities – The Company recognized a net loss of $1.8 million for the three months ended March 31, 2022, due to a decrease in fair value of equity securities. The Company did not own any equity securities during the three

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

months ended March 31, 2021. Equity securities were $16.7 million as of March 31, 2022, compared to $18.8 million as of December 31, 2021.

NOTE 6 – LOANS

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

NOTE 7 – ALLOWANCE FOR LOAN LOSSES

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

NOTE 9 – LEASES

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

(unaudited)

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS

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

NOTE 11 – INTEREST RECEIVABLE AND OTHER ASSETS

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

NOTE 12 – DEPOSITS

The Company’s deposits consisted of the following at the dates indicated:

	March 31,	December 31,
	2022	2021
Demand deposits	$783,110	$710,137
NOW accounts and savings	476,077	484,847
Money market	760,359	568,094
Time deposits	310,849	222,161
Total	$2,330,395	$1,985,239

NOTE 13 - BORROWINGS

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

NOTE 14 – INTEREST PAYABLE AND OTHER LIABILITIES

The Company’s interest payable and other liabilities at the dates indicated consisted of the following:

	March 31,	December 31,
	2022	2021
Accrued expenses	$5,634	$7,339
Accounts payable	412	506
Reserve for unfunded commitments	315	315
Accrued interest payable	344	1,180
Other liabilities	3,557	4,516
Total	$10,262	$13,856

NOTE 15 – OTHER EXPENSES

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

NOTE 16 – EQUITY INCENTIVE PLANS

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

NOTE 17 – FAIR VALUE MEASUREMENT

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

The following assets are measured at fair value on a recurring basis as of the dates indicated:

	Total	Level 1	Level 2	Level 3
March 31, 2022
U.S. Government Agencies	$1,508	$—	$1,508	$—
Municipal securities	22,531	—	22,531	—
Mortgage-backed securities	35,294	—	35,294	—
Collateralized mortgage obligations	29,421	—	29,421	—
SBA securities	5,652	—	5,652	—
Corporate bonds	73,569	—	73,569	—
Equity securities	16,698	16,698	—	—
Total	$184,673	$16,698	$167,975	$—

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

	Total	Level 1	Level 2	Level 3
December 31, 2021
U.S. Government Agencies	$1,510	$—	$1,510	$—
Municipal securities	24,123	—	24,123	—
Mortgage-backed securities	35,096	—	35,096	—
Collateralized mortgage obligations	27,506	—	27,506	—
SBA securities	6,088	—	6,088	—
Corporate bonds	61,335	—	61,335	—
Equity securities	18,777	18,777	—	—
Total	$174,435	$18,777	$155,658	$—

The following assets are measured at fair value on a nonrecurring basis as of the dates indicated:

	Total	Level 1	Level 2	Level 3
March 31, 2022
Performing impaired loans	$794	$—	$—	$794
Nonperforming impaired loans	12,434	—	—	12,434
OREO	21	—	—	21
Total	$13,249	$—	$—	$13,249

	Total	Level 1	Level 2	Level 3
December 31, 2021
Performing impaired loans	$805	$—	$—	$805
Nonperforming impaired loans	6,888	—	—	6,888
OREO	21	—	—	21
Total	$7,714	$—	$—	$7,714

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

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

NOTE 18 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value disclosure for financial instruments:

	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
March 31, 2022
Financial assets:
Cash and cash equivalents	$427,199	$427,199	$427,199	$—	$—
Interest bearing deposits in banks	3,336	3,336	3,336	—	—
Investment securities available-for-sale	167,975	167,975	—	167,975	—
Equity securities	16,698	16,698	16,698	—	—
Investment in FHLB and FRB Stock	19,226	19,226	19,226	—	—
Loans held for sale	970	970	—	970	—
Loans, net	1,986,228	1,991,792	—	—	1,991,792
Accrued interest receivable	8,262	8,262	—	8,262	—
Financial liabilities:
Deposits	2,330,395	2,332,443	—	2,332,443	—
Junior subordinated deferrable interest debentures, net	8,423	8,640	—	—	8,640
Subordinated debt, net	63,584	63,584	—	63,584	—
Accrued interest payable	344	344	—	344	—
Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	89,054	88,739	—	—	88,739

	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
December 31, 2021
Financial assets:
Cash and cash equivalents	$379,687	$379,687	$379,687	$—	$—
Interest bearing deposits in banks	3,585	3,585	3,585	—	—
Investment securities available-for-sale	155,658	155,658	—	155,658	—
Equity securities	18,777	18,777	18,777
Investment in FHLB and FRB Stock	16,035	16,035	16,035	—	—
Loans held for sale	6,470	6,470	—	6,470	—
Loans, net	1,647,190	1,659,811	—	—	1,659,811
Accrued interest receivable	5,929	5,929	—	5,929	—
Financial liabilities:
Deposits	1,985,239	1,986,651	—	1,986,651	—
Junior subordinated deferrable interest debentures, net	8,403	8,612	—	—	8,612
Subordinated debt, net	63,542	63,542	—	63,542	—
Accrued interest payable	1,180	1,180	—	1,180	—
Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	104,139	103,824	—	—	103,824

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

NOTE 19 – COMMITMENTS AND CONTINGENCIES

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

On February 1, 2022, the Company completed its acquisition of Pacific Enterprise Bancorp (“PEB”), which was headquartered in Irvine, California. Pursuant to an Agreement and Plan of Merger, dated September 7, 2021 (the “Merger Agreement”), by and between BayCom and PEB. Under the terms of the Merger Agreement, PEB merged with and into BayCom (the “Merger”), with BayCom as the surviving corporation in the Merger. Immediately following the Merger, Pacific Enterprise Bank, a wholly-owned subsidiary of PEB, merged with and into United Business Bank, a wholly-owned subsidiary of BayCom (the “Bank Merger”), with United Business Bank as the surviving bank in the Bank Merger. For additional information regarding the Merger, see “Note 4 – Acquisitions” contained in the Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Information” of Part I this report.

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

Noninterest income. Noninterest income consists of, among other things: (i) service charges on loans and deposits; (ii) gain on sale of loans; (iii) gain (loss) on equity securities; and (iv) other noninterest income. Gain on sale of loans includes income (or losses) from the sale of the guaranteed portion of SBA loans, capitalized loan servicing rights and other related income.

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

Investment securities available for sale.  Investment debt securities available-for-sale increased $12.3 million, or 7.9%, to $168.0 million at March 31, 2022 from $155.7 million at December 31, 2021. The increase was primarily due the purchase of $22.7 million of investment securities, partially offset by the routine amortization and repayment of investment principal balances and securities called and matured during the three months ended March 31, 2022.

Equity securities. Equity securities decreased $2.1 million, or 11.1% to $16.7 million at March 31, 2022 from $18.8 million at December 31, 2021. The decrease was primarily due to $2.1 million mark-to-market downward adjustment recorded during the three months ended March 31, 2022.

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

Nonperforming assets and nonaccrual loans.  Nonperforming assets consists of nonaccrual loans, accruing loans that are 90 days or more past due and other real estate owned (“OREO”). Nonperforming assets increased $5.7 million, or 82.0%, to $12.6 million at March 31, 2022 from $6.9 million at December 31, 2021, primarily due to a $5.5 million increase in nonaccrual loans and $117,000 increase in accruing loans 90 days and more past due. The increase in nonaccrual loans was primarily due to one $4.9 million commercial and industrial loan which was restructured and placed on non-accrual during the current quarter. The Company had nonperforming loans, consisting of nonaccrual loans and accruing loans that are 90 days or more past due, totaling 62% of total loans, of which $800,000 were guaranteed by governmental agencies at March 31, 2022, compared to $6.9 million or 0.41% of total loans, of which $822,000 were SBA guaranteed at December 31, 2021. Included in nonperforming loans at March 31, 2022 and December 31, 2021, were $6.4 million and $1.6, respectively, of TDR loans. At March 31, 2022 and December 31, 2021, nonaccrual loans included $5.6 million and $6.9 million of loans 30-89 days past due and $2.2 million and $2.5 million of loans less than 30 days past due, respectively. At March 31, 2022, nonaccrual loans 30-89 days past due of $5.6 million primarily was comprised of one $4.9 million commercial and industrial loan restructured as a TDR during the three months ended March 31, 2022 and seven smaller loans, and the $2.2 million of loans less than 30 days past due are comprised of two loans. All of these loans were placed on nonaccrual due to concerns over the financial condition of the borrowers. There was one loan totaling $117,000 that was 90 days or more past due and still accruing at March 31, 2022, compared to no loans at December 31, 2021.

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

Total deposits increased $345.2 million, or 17.4%, to $2.3 billion at March 31, 2022 from $2.0 billion at December 31, 2021. The increase in deposits from the prior quarter is primarily attributable to the $376.7 million of deposits acquired from PEB. At March 31, 2022, noninterest bearing demand deposits totaled $783.1 million or 33.6% of total deposits, compared to $710.1 million or 35.8% of total deposits at December 31, 2021

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

Shareholders’ equity.  Shareholders’ equity increased $62.5 million, to $324.7 million at March 31, 2022 from $262.6 million at December 31, 2021. The increase in shareholders’ equity was primarily due to issuance of stock related to our acquisition of PEB and net income, partially offset by the repurchase of $1.3 million of common stock and $685,000 of accrued cash dividends payable. In addition, shareholder’s equity was adversely impacted by a $5.7 million decrease in accumulated other comprehensive income resulting in a total comprehensive loss of $464,000 due to an increase in the unrealized loss on available for sale securities reflecting the increase in market interest rates during the current quarter. During the three months ended March 31, 2022, the Company repurchased a total of 57,177 shares of its common stock at a total cost of $1.3 million, or $22.18 per share, leaving 685,355 shares available for future purchases under the current stock repurchase plan. For additional information see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”.

Comparison of Results of Operations for the Three Months Ended March 31, 2022 and 2021

Earnings summary.  Net income was $5.2 million for the three months ended March 31, 2022, compared to $4.5 million for the three months ended March 31, 2021, an increase of $697,000 or 15.4%. The increase was the result of a $4.3 million increase in net interest income and a $394,000 increase in noninterest income, partially offset by a $4.2 million increase in noninterest expense. Diluted earnings per share were $0.41 for the three months ended March 31, 2022, an increase of $0.01 from diluted earnings per share of $0.40 for the three months ended March 31, 2021.

Our efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income before provision for loan losses and noninterest income, was 73.33% and 69.31% for the three months ended March 31, 2022 and 2021, respectively. The higher efficiency ratio during the three months ended March 31, 2022 compared to the same period in 2021 was due to higher noninterest expenses.

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

	Three months ended March 31,
	2022			2021
			Annualized			Annualized
	Average		Average	Average		Average
	Balance(1)	Interest	Yield	Balance(1)	Interest	Yield

	(Dollars in thousands)
Interest earning assets
Interest bearing deposits in banks	$396,631	$211	0.22%	$349,677	$119	0.14%
Investments securities	179,855	1,397	3.15	111,766	749	2.72
FHLB Stock	9,889	149	6.13	7,737	99	5.20
FRB Stock	8,258	121	5.94	7,612	112	5.99
Total loans	1,899,679	22,927	4.89	1,623,888	19,193	4.79
Total interest earning assets	2,494,312	24,805	4.03%	2,100,680	20,272	3.91%
Noninterest earning assets	144,164			137,041
Total average assets	$2,638,476			$2,237,721
Interest bearing liabilities
Savings	$125,701	$43	0.14%	$114,130	$40	0.14%
NOW accounts	354,398	82	0.09	298,294	66	0.09
Money market	699,895	803	0.47	527,061	515	0.40
Time deposits	292,116	542	0.75	238,883	585	0.99
Total interest bearing deposit accounts	1,472,110	1,470	0.41	1,178,368	1,206	0.42
Subordinated debt, net	63,558	896	5.71	63,388	895	5.73
Junior subordinated debentures, net	8,411	86	4.16	8,330	87	4.22
Other borrowings	—	—	—	5,000	—	—
Total interest bearing liabilities	1,544,079	2,452	0.64%	1,255,086	2,188	0.71%
Noninterest bearing deposits	768,305			701,982
Other noninterest bearing liabilities	20,915			25,369
Noninterest bearing liabilities	789,220			727,351
Total average liabilities	2,333,299			1,982,437
Average equity	305,177			255,284
Total average liabilities and equity	$2,638,476			$2,237,721
Net interest income		$22,353			$18,084

Interest rate spread (2)			3.39%			3.20%
Net interest margin (3)			3.63%			3.49%
Ratio of average interest earning assets to average interest bearing liabilities			161.54%			167.37%

(1)	Average balances are computed using average daily balances.
(2)	Interest rate spread is calculated as the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(3)	Net interest margin is calculated as net interest income divided by total average interest earning assets.

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

	Three months ended March 31,
	2022 compared to 2021
	Increase/(Decrease)
	Attributable to
	Rate	Volume	Total

	(Dollars in thousands)
Interest earning assets
Interest bearing deposits in banks	$76	$16	$92
Investments securities	192	456	648
FHLB stock and FRB stock	21	38	59
Total loans	501	3,233	3,734
Total interest income	790	3,743	4,533

Interest bearing liabilities
Savings	(1)	4	3
NOW accounts	4	12	16
Money market accounts	119	169	288
Time deposits	(173)	130	(43)
Total deposit accounts	(51)	315	264
Subordinated debt, net	(1)	2	1
Junior subordinated debentures, net	(2)	1	(1)
Total interest expense	(54)	318	264
Net interest income	$844	$3,425	$4,269

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

Noninterest income.  Noninterest income increased $394,000, or 17.6%, to $2.6 million for the three months ended March 31, 2022 compared to $2.2 million for the three months ended March 31, 2021. The increase in noninterest income primarily was due to the $1.6 million bargain purchase gain related to the PEB Merger and a $561,000 increase in gain on sale of loans due to an increase in the volume of loans sold, partially offset by $2.1 million mark-to-market downward adjustment for equity securities, net, and $66,000 decrease in income from our investment in a SBIC fund. During the three months ended March 31, 2022, the Company sold $10.9 million of SBA loans (guaranteed portion), resulting in a gain on sale of $1.1 million, compared to the sale of $6.8 million of SBA loans (guaranteed portion) resulting in a gain on sale of $643,000 during the three months ended March 31, 2021.

The following table presents the key components of noninterest income for the periods indicated:

	Three months ended March 31,
	2022 (As Restated)	2021	$ Change	% Change

	(Dollars in thousands)
Gain on sale of loans	$1,137	$576	$561	97.4%
Loss on equity securities	(1,768)	—	(1,768)	N/M
Service charges and other fees	630	604	26	4.3
Loan servicing and other loan fees	574	529	45	8.5
Income on investment in SBIC fund	197	263	(66)	(25.1)
Gain on sale of OREO	—	36	(36)	N/M
Bargain purchase gain	1,665	—	1,665	N/M
Other income and fees	196	229	(33)	(14.4)
Total noninterest income	$2,631	$2,237	$394	17.6%

N/M - Not meaningful

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

Income taxes.  The provision for income taxes decreased $277,000, or 16.3%, to $1.4 million for the three months ended March 31, 2022 compared to $1.7 million for the three months ended March 31, 2021. The Company’s effective tax rate was 21.4% for three months ended March 31, 2022 compared to 27.3% for the three months ended March 31, 2021. The effective tax rate was lower for the first quarter of 2022 compared same quarter a year ago primarily due to the non-taxable bargain purchase gain in the current quarter.

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

Recently, the Bank’s liquidity has been positively impacted by an increase in deposit levels. During the three months ended March 31, 2022, deposits increased by $345.2 million due to the closing of the PEB Merger. As a result, our liquid assets in the form of cash and cash equivalents, interest bearing deposits in banks, and investment securities increased to $615.2 million at March 31, 2022 from $557.7 million at December 31, 2021. Management believes that our security portfolio is of high quality and the securities would therefore be marketable. Securities purchased during the three months ended March 31, 2022, totaled $22.7 million and securities repayments, maturities and sales in the period were $2.5 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2022, totaled $241.1 million. It is management’s policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that most of our maturing certificates of deposit will remain with us.

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

Liquidity management is both a daily and long-term function of the Company’s management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer-term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and U.S. agency securities. We use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. Loan commitments and letters of credit were $89.1 million, including $3.4 million of undisbursed construction and development loan commitments, at March 31, 2022. For information regarding our commitments, see “Note 19 – Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Information” of Part I of this report.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities for the three months ended March 31, 2022 was 2.8 million, compared to $651,000 provided by operating activities for the three months ended March 31, 2021. During the three months ended March 31, 2022, net cash provided by investing activities was $77.5 million, which consisted primarily of net change in loans receivable, compared to $70.4 million of cash provided by investing activities for the three months ended March 31, 2021. Net cash used in financing activities for the three months ended March 31, 2022 was $32.8 million, which was comprised primarily of net change in deposits, compared to $87.4 million provided by financing activities during the three months ended March 31, 2021. Management believes the capital sources are adequate to meet all reasonably foreseeable short-term and long-term cash requirements and there has not been a material change in our liquidity and capital resources since the information disclosed in our 2021 Annual Form 10-K other than set forth above. We are not aware of any reasonably likely material changes in the mix and relative cost of such resources.

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

The table below shows the capital ratios under the Basel III capital framework as of the dates indicated:

	At March 31, 2022		At December 31, 2021
	Amount	Ratio	Amount	Ratio
	(As Restated)	(As Restated)
	(Dollars in thousands)
Leverage Ratio
BayCom Corp	$282,267	10.40%	$213,787	9.60%
Minimum requirement for "Well Capitalized"	135,740	5.00%	111,349	5.00%
Minimum regulatory requirement	108,592	4.00%	89,079	4.00%

United Business Bank	322,095	11.77%	250,624	10.87%
Minimum requirement for "Well Capitalized"	136,792	5.00%	115,295	5.00%
Minimum regulatory requirement	109,434	4.00%	92,236	4.00%

Common Equity Tier 1 Ratio
BayCom Corp	282,267	13.88%	213,787	12.31%
Minimum requirement for "Well Capitalized"	132,161	6.50%	112,856	6.50%
Minimum regulatory requirement	91,496	4.50%	78,131	4.50%

United Business Bank	322,095	16.03%	250,624	14.60%
Minimum requirement for "Well Capitalized"	130,640	6.50%	111,543	6.50%
Minimum regulatory requirement	90,443	4.50%	77,222	4.50%

Tier 1 Risk-Based Capital Ratio
BayCom Corp	291,752	14.35%	223,272	12.86%
Minimum requirement for "Well Capitalized"	162,660	8.00%	138,900	8.00%
Minimum regulatory requirement	121,995	6.00%	104,175	6.00%

United Business Bank	322,095	16.03%	250,624	14.60%
Minimum requirement for "Well Capitalized"	160,788	8.00%	137,283	8.00%
Minimum regulatory requirement	120,591	6.00%	102,962	6.00%

Total Risk-Based Capital Ratio
BayCom Corp	374,767	18.43%	306,287	17.64%
Minimum requirement for "Well Capitalized"	203,325	10.00%	173,625	10.00%
Minimum regulatory requirement	162,660	8.00%	138,900	8.00%

United Business Bank	340,110	16.92%	268,639	15.65%
Minimum requirement for "Well Capitalized"	200,985	10.00%	171,604	10.00%
Minimum regulatory requirement	160,788	8.00%	137,283	8.00%

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

Item 4. Controls and Procedures

(a)       Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of March 31, 2022 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that based on their evaluation at March 31, 2022, the Company’s disclosure controls and procedures were not effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to BayCom Corp’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms. This conclusion was due to a material weakness in the Company’s internal control over financial reporting described below.

Material Weakness in Internal Control Over Financial Reporting

On July 18, 2023, the audit committee of the Company’s board of directors concluded that the Company’s previously issued consolidated financial statements for the interim period ended March 31, 2023 and year ended December 31, 2022, as well as for the interim periods included in that fiscal year, should no longer be relied upon because of errors related to the accounting for unrealized losses on preferred equity securities that resulted in material misstatements of noninterest income and accumulated other comprehensive income.

At the time of its purchase of the preferred equity securities for investment purposes, the Company inappropriately accounted for them as available for sale debt securities under ASC Topic 320 – Investments-Debt Securities. As such, the changes in the fair value of these securities were not recorded as part of net income but rather as a component of shareholders’ equity (in accumulated other comprehensive income, net of tax). However, as a result of subsequent research and third-party consultation, the Company determined that the securities should instead have been accounted for under ASC Topic 321 – Investments-Equity Securities. The result of this change in classification of the preferred equity securities is that the change in the fair value of the securities for the quarter ended March 31, 2022 should have been recorded in noninterest income on the consolidated statements of income. The Company determined that this error constituted a “material weakness” in its internal control over financial reporting.

Remediation Plan and Status

In response to the identified material weakness, our management, with the oversight of the audit committee of our board of directors, has begun to dedicate additional resources, including additional employee training and engagement of third-party expertise, toward improving our internal control over financial reporting. We are also in the process of redesigning and enhancing control activities related to investment security classification and review at the acquisition date.

We believe the measures described above will remediate the material weakness we have identified and strengthen our internal control over financial reporting. We are committed to improving our internal control processes and will continue to review, optimize and enhance our financial reporting controls and procedures. We may also take additional measures to address control deficiencies or modify certain of the remediation measures described above. This material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

(b)       Changes in Internal Control Over Financial Reporting

There were no changes made to our internal control over financial reporting that occurred during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BAYCOM CORP
Registrant

Date: July 25, 2023	By:	/s/ George Guarini
George Guarini
Chief Executive Officer
(Principal Executive Officer)

Date: July 25, 2023	By:	/s/ Keary Colwell
Keary Colwell
Senior Executive Vice President and Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)