Form 10-Q/A
period 2022-06-30
BayCom Corp
filed 2023-07-25
CIK 1730984

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

EXPLANATORY NOTE REGARDING RESTATEMENT

BayCom, a California corporation, is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 (“Amended Report”) to reflect a restatement of the consolidated financial statements contained in the Company’s original Quarterly Report on Form 10-Q for that period filed with the Securities and Exchange Commission (“SEC”) on August 15, 2022 (the “Original Report”).

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

As disclosed in the Original Report, the Company recorded the change, net of taxes, in the fair value of preferred equity securities totaling $1.3 million and $2.6 million for the three and six months ended June 30, 2022 as part of Other Comprehensive loss, net of taxes, under ASC Topic 320 – Investments-Debt Securities rather than as part of non-interest income under ASC Topic 321 – Investments-Equity Securities. For additional information on the restatement, see Note 3 Restatement of Previously Issued Consolidated Financial Statements in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Amended Report.

Items Amended in this Filing

We are filing this Amended Report in order to amend the following items of the Original Report to the extent necessary to reflect the adjustments discussed above and make corresponding revisions to the financial data appearing elsewhere in the Original Report:

•	Part I, Item 1. Financial Statements
•	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I, Item 4. Controls and Procedures

Except as indicated above, no other information in the Original Report is amended hereby. In order to preserve the nature and character of the disclosures set forth in the Original Report, except as expressly noted above, this Amended Report speaks as of the date of the filing of the Original Report, and we have not updated the disclosures in this Amended Report to speak as of a later date. All information contained in this Amended Report is subject to updating and supplementing as provided in filings with the SEC subsequent to the filing date of the Original Report. Accordingly, this Amended Report should be read in conjunction with our filings made with the SEC subsequent to the filing date of the Original Report.

Control Considerations

In connection with the above, our management has reassessed the effectiveness of our disclosure controls and procedures as of June 30, 2022, and we have included applicable disclosure in Part 1, Item 4 herein, “Controls and Procedures.” Management identified a material weakness in our internal control over financial reporting, as described in Part 1, Item 4 of this Amended Report, resulting in the conclusion by our Chief Executive Officer and Chief

Financial Officer that our disclosure controls and procedures were not effective as of June 30, 2022. Management has taken steps, and is continuing to take steps, to remediate this material weakness, as described under “Remediation Plan and Status” in Part 1, Item 4 of this Amended Report.

BAYCOM CORP

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

(unaudited)

	June 30,	December 31,
	2022	2021
	(As Restated)
ASSETS
Cash and due from banks	$35,233	$21,178
Federal funds sold	319,281	358,509
Cash and cash equivalents	354,514	379,687
Interest bearing deposits in banks	2,839	3,585
Investment securities available-for-sale	162,490	155,658
Equity securities	14,810	18,777
Federal Home Loan Bank ("FHLB") stock, at par	10,679	8,385
Federal Reserve Bank ("FRB") stock, at par	9,588	7,650
Loans held for sale	—	6,470
Loans, net of allowance for loan losses of $17,800 at June 30, 2022 and $17,700 December 31, 2021	1,987,204	1,647,190
Premises and equipment, net	13,920	14,370
Other real estate owned ("OREO")	21	21
Core deposit intangible, net	6,234	6,489
Cash surrender value of bank owned life insurance ("BOLI") policies, net	21,891	21,590
Right-of-use assets ("ROU"), net	12,243	12,127
Goodwill	38,838	38,838
Interest receivable and other assets	42,758	29,860
Total assets	$2,678,029	$2,350,697
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest and interest bearing deposits	$2,254,828	$1,985,239
Junior subordinated deferrable interest debentures, net	8,443	8,403
Subordinated debt, net	63,627	63,542
Salary continuation plan	4,617	4,393
Lease liabilities	12,761	12,657
Interest payable and other liabilities	13,198	13,856
Total liabilities	2,357,474	2,088,090
Commitments and contingencies (Note 19)
Shareholders' equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding at both June 30, 2022 and December 31, 2021	—	—
Common stock, no par value; 100,000,000 shares authorized; 13,471,363 and 10,680,386 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	216,079	157,098
Additional paid in capital	287	287
Accumulated other comprehensive (loss) income, net of tax	(6,641)	2,166
Retained earnings	110,830	103,056
Total shareholders’ equity	320,555	262,607
Total liabilities and shareholders’ equity	$2,678,029	$2,350,697

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for share and per share data)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
	(As Restated)		(As Restated)
Interest income:
Loans, including fees	$22,984	$18,703	$45,911	$37,896
Investment securities and interest bearing deposits in banks	2,337	1,051	3,945	1,919
FHLB dividends	158	122	307	221
FRB dividends	140	117	261	229
Total interest and dividend income	25,619	19,993	50,424	40,265
Interest expense:
Deposits	1,453	1,228	2,923	2,434
Subordinated debt	895	896	1,791	1,791
Other borrowings	104	87	190	174
Total interest expense	2,452	2,211	4,904	4,399
Net interest income	23,167	17,782	45,520	35,866
Provision for (reversal of) loan losses	2,623	(507)	2,630	(507)
Net interest income after provision for loan losses	20,544	18,289	42,890	36,373
Noninterest income:
Gain on sale of loans	299	953	1,436	1,529
Loss on equity securities	(1,841)	—	(3,609)	—
Service charges and other fees	718	604	1,348	1,208
Loan servicing and other loan fees	607	436	1,181	965
Gain on sale of premises	—	—	—	12
Income on investment in Small Business Investment Company (“SBIC”) fund	21	232	218	495
Bargain purchase gain	—	—	1,665	—
Other income and fees	376	228	572	481
Total noninterest income	180	2,453	2,811	4,690
Noninterest expense:
Salaries and employee benefits	9,277	8,109	19,587	16,994
Occupancy and equipment	1,920	1,850	4,346	3,665
Data processing	1,666	1,269	3,939	2,753
Other expense	2,347	2,181	5,659	4,082
Total noninterest expense	15,210	13,409	33,531	27,494
Income before provision for income taxes	5,514	7,333	12,170	13,569
Provision for income taxes	1,607	2,025	3,034	3,729
Net income	$3,907	$5,308	$9,136	$9,840
Earnings per common share:
Basic earnings per common share	$0.29	$0.49	$0.70	$0.89
Weighted average shares outstanding	13,575,995	10,893,371	13,114,054	11,079,741

Diluted earnings per common share	$0.29	$0.49	$0.70	$0.89
Weighted average shares outstanding	13,575,995	10,893,371	13,114,054	11,079,741

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
	(As Restated)		(As Restated)
Net income	$3,907	$5,308	$9,136	$9,840
Other comprehensive (loss) income:
Change in unrealized (loss) gain on available-for-sale securities	(4,372)	1,649	(12,365)	548
Deferred tax benefit (expense)	1,258	(478)	3,558	(162)
Other comprehensive (loss) income, net of tax	(3,114)	1,171	(8,807)	386
Total comprehensive income	$793	$6,479	$329	$10,226

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except for share and per share data)

(unaudited)

				Accumulated
		Common	Additional	Other		Total
	Number of	Stock	Paid in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Capital	Income/(Loss)	Earnings	Equity
Balance, December 31, 2020	11,295,397	$167,242	$287	$2,697	$82,365	$252,591
Net income					4,532	4,532
Other comprehensive loss, net				(785)		(785)
Restricted stock granted	24,187					—
Stock based compensation		413				413
Repurchase of shares	(132,123)	(2,201)				(2,201)
Balance, March 31, 2021	11,187,461	$165,454	$287	$1,912	$86,897	$254,550
Net income					5,308	5,308
Other comprehensive income, net				1,171		1,171
Stock based compensation		351				351
Repurchase of shares	(488,020)	(8,831)				(8,831)
Balance, June 30, 2021	10,699,441	$156,974	$287	$3,083	$92,205	$252,549

Balance, December 31, 2021	10,680,386	157,098	287	2,166	103,056	262,607
Net income					5,229	5,229
Other comprehensive loss, net				(5,693)		(5,693)
Restricted stock granted	22,473					—
Restricted stock forfeited	(532)					—
Issuance of common shares to acquire Pacific Enterprise Bancorp	3,032,579	64,140				64,140
Cash dividends of $0.05 per share					(685)	(685)
Stock based compensation		324				324
Repurchase of shares	(57,177)	(1,268)				(1,268)
Balance, March 31, 2022 (As Restated)	13,677,729	$220,294	$287	$(3,527)	$107,600	$324,654
Net income					3,907	3,907
Other comprehensive loss, net				(3,114)		(3,114)
Restricted stock forfeited	(1,322)					—
Cash dividends of $0.05 per share					(677)	(677)
Stock based compensation		233				233
Repurchase of shares	(205,044)	(4,448)				(4,448)
Balance, June 30, 2022 (As Restated)	13,471,363	$216,079	$287	$(6,641)	$110,830	$320,555

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six months ended
	June 30,
	2022	2021
	(As Restated)
Cash flows from operating activities:
Net income	$9,136	$9,840
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (reversal of) loan losses	2,630	(507)
Increase (decrease) in deferred tax assets	1,779	(658)
Accretion on acquired loans	(353)	(1,005)
Gain on sale of loans	(1,436)	(1,529)
Proceeds from sale of loans	15,161	15,774
Loans originated for sale	(13,239)	(19,692)
Gain on sale of premises, net	—	(12)
Gain on sale of OREO	—	(36)
Bargain purchase gain	(1,665)	—
Accretion on junior subordinated debentures	40	41
Increase in cash surrender value of life insurance policies	(301)	(340)
Amortization/accretion of premiums/discounts on investment securities, net	291	238
Loss on equity securities	3,609	—
Depreciation and amortization	1,011	1,025
Core deposit intangible amortization	1,011	906
Stock based compensation expense	557	764
(Decrease) increase in deferred loan origination fees, net	(1,572)	774
Increase in interest receivable and other assets	(853)	(1,341)
Increase in salary continuation plan, net	224	175
(Decrease) increase in interest payable and other liabilities	(5,214)	4,057
Net cash provided by operating activities	10,816	8,474
Cash flows from investing activities:
Proceeds from maturities of interest bearing deposits in banks	746	1,992
Purchase of investment securities	(24,676)	(39,923)
Proceeds from the maturities, repayments and calls of investment securities	5,487	18,357
Proceeds from the sales of investment securities	63	—
Purchase of Federal Home Loan Bank stock	—	(648)
Purchase of Federal Reserve Bank stock	(996)	(24)
Increase in loans, net	78,116	57,705
Proceeds from sale of premises	—	46
Proceeds from sale of OREO	—	279
Purchase of equipment and leasehold improvements, net	(340)	(703)
Net cash received for acquisitions	18,423	—
Net cash provided by investing activities	76,823	37,081

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(In thousands)

(unaudited)

	Six months ended
	June 30,
	2022	2021
	(As Restated)
Cash flows from financing activities:
(Decrease) increase in noninterest and interest bearing deposits in banks, net	(21,705)	157,561
Decrease in time deposits, net	(85,391)	(17,720)
Repayment of Federal Home Loan Bank borrowings	—	(5,000)
Repurchase of common stock	(5,716)	(11,032)
Net cash (used in) provided by financing activities	(112,812)	123,809
(Decrease) increase in cash and cash equivalents	(25,173)	169,364
Cash and cash equivalents at beginning of period	379,687	299,329
Cash and cash equivalents at end of period	$354,514	$468,693

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$4,946	$4,588
Income taxes paid, net	2,825	3,668
Non-cash investing and financing activities:
Change in unrealized (loss) gain on available-for-sale securities, net of tax	$(8,807)	$386
Transfer of loans to other real estate owned	—	—
Recognition of ROU assets	—	832
Recognition of lease liability	—	833
Cash dividends declared on common stock	(1,362)	—

Acquisition:
Assets acquired, net of cash received	$440,785	$—
Liabilities assumed	380,055	—
Common stock issued	64,140	—

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

As disclosed in the Original Report, the Company recorded the change, net of taxes, in the fair value of preferred equity securities totaling $1.3 million and $2.6 million for the three and six months ended June 30, 2022 as part of Other Comprehensive loss, net of taxes, under ASC Topic 320 – Investments-Debt Securities rather than as part of non-interest income under ASC Topic 321 – Investments-Equity Securities.

In addition to the below, various footnotes reflect the effects of these restatements including, but not limited to, Note 4, Acquisitions and Note 5, Investment Securities.

The tables below show the effects of the restatement on the Company’s condensed consolidated balance sheets, condensed consolidated statements of income, condensed consolidated statements of comprehensive income, condensed consolidated statements of changes in shareholders’ equity, and condensed consolidated statement of cash flows as of and for the quarter ended June 30, 2022 (in thousands, except for per share data):

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

	June 30, 2022
Consolidated Balance Sheet	(As Previously Reported)	Adjustments	(As Restated)
ASSETS
Cash and due from banks	$35,233	$—	$35,233
Federal funds sold	319,281	—	319,281
Cash and cash equivalents	354,514	—	354,514
Interest bearing deposits in banks	2,839	—	2,839
Investment securities available-for-sale	177,300	(14,810)	162,490
Equity securities	—	14,810	14,810
Federal Home Loan Bank ("FHLB") stock, at par	10,679	—	10,679
Federal Reserve Bank ("FRB") stock, at par	9,588	—	9,588
Loans held for sale	—	—	—
Loans, net of allowance for loan losses of $17,800 at June 30, 2022 and $17,700 December 31, 2021	1,987,204	—	1,987,204
Premises and equipment, net	13,920	—	13,920
Other real estate owned ("OREO")	21	—	21
Core deposit intangible, net	6,234	—	6,234
Cash surrender value of bank owned life insurance ("BOLI") policies, net	21,891	—	21,891
Right-of-use assets ("ROU"), net	12,243	—	12,243
Goodwill	38,838	—	38,838
Interest receivable and other assets	42,758	—	42,758
Total assets	$2,678,029	$—	$2,678,029
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest and interest bearing deposits	$2,254,828	$—	$2,254,828
Junior subordinated deferrable interest debentures, net	8,443	—	8,443
Subordinated debt, net	63,627	—	63,627
Salary continuation plan	4,617	—	4,617
Lease liabilities	12,761	—	12,761
Interest payable and other liabilities	13,198	—	13,198
Total liabilities	2,357,474	—	2,357,474
Commitments and contingencies (Note 19)
Shareholders' equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding at both June 30, 2022 and December 31, 2021	—	—	—
Common stock, no par value; 100,000,000 shares authorized; 13,471,363 and 10,680,386 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	216,079	—	216,079
Additional paid in capital	287	—	287
Accumulated other comprehensive loss, net of tax	(9,211)	(2,570)	(6,641)
Retained earnings	113,400	2,570	110,830
Total shareholders’ equity	320,555	—	320,555
Total liabilities and shareholders’ equity	$2,678,029	$—	$2,678,029

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

	Three months ended June 30, 2022
Consolidated Statement of Income	(As Previously Reported)	Adjustments	(As Restated)
Interest income:
Loans, including fees	$22,984	$—	$22,984
Investment securities and interest bearing deposits in banks	2,337	—	2,337
FHLB dividends	158	—	158
FRB dividends	140	—	140
Total interest and dividend income	25,619	—	25,619
Interest expense:
Deposits	1,453	—	1,453
Subordinated debt	895	—	895
Other borrowings	104	—	104
Total interest expense	2,452	—	2,452
Net interest income	23,167	—	23,167
Provision for loan losses	2,623	—	2,623
Net interest income after provision for loan losses	20,544	—	20,544
Noninterest income:
Gain on sale of loans	299	—	299
Loss on equity securities	—	(1,841)	(1,841)
Service charges and other fees	718	—	718
Loan servicing and other loan fees	607	—	607
Income on investment in Small Business Investment Company (“SBIC”) fund	21	—	21
Gain on sale of OREO	—	—	—
Bargain purchase gain	—	—	—
Other income and fees	376	—	376
Total noninterest income	2,021	(1,841)	180
Noninterest expense:
Salaries and employee benefits	9,277	—	9,277
Occupancy and equipment	1,920	—	1,920
Data processing	1,666	—	1,666
Other expense	2,347	—	2,347
Total noninterest expense	15,210	—	15,210
Income before provision for income taxes	7,355	(1,841)	5,514
Provision for income taxes	2,137	(530)	1,607
Net income	$5,218	$(1,311)	$3,907
Earnings per common share:
Basic earnings per common share	$0.38	$(0.11)	$0.29
Weighted average shares outstanding	13,575,995	13,575,995	13,575,995

Diluted earnings per common share	$0.38	$(0.11)	$0.29
Weighted average shares outstanding	13,575,995	13,575,995	13,575,995

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

	Six months ended June 30, 2022
Consolidated Statement of Income	(As Previously Reported)	Adjustments	(As Restated)
Interest income:
Loans, including fees	$45,911	$—	$45,911
Investment securities and interest bearing deposits in banks	3,945	—	3,945
FHLB dividends	307	—	307
FRB dividends	261	—	261
Total interest and dividend income	50,424	—	50,424
Interest expense:
Deposits	2,923	—	2,923
Subordinated debt	1,791	—	1,791
Other borrowings	190	—	190
Total interest expense	4,904	—	4,904
Net interest income	45,520	—	45,520
Provision for loan losses	2,630	—	2,630
Net interest income after provision for loan losses	42,890	—	42,890
Noninterest income:
Gain on sale of loans	1,436	—	1,436
Loss on equity securities	—	(3,609)	(3,609)
Service charges and other fees	1,348	—	1,348
Loan servicing and other loan fees	1,181	—	1,181
Gain on sale of premises	—	—	—
Income on investment in Small Business Investment Company (“SBIC”) fund	218	—	218
Gain on sale of OREO	—	—	—
Bargain purchase gain	1,665	—	1,665
Other income and fees	572	—	572
Total noninterest income	6,420	(3,609)	2,811
Noninterest expense:
Salaries and employee benefits	19,587	—	19,587
Occupancy and equipment	4,346	—	4,346
Data processing	3,939	—	3,939
Other expense	5,659	—	5,659
Total noninterest expense	33,531	—	33,531
Income before provision for income taxes	15,779	(3,609)	12,170
Provision for income taxes	4,073	(1,039)	3,034
Net income	$11,706	$(2,570)	$9,136
Earnings per common share:
Basic earnings per common share	$0.89	$(0.19)	$0.70
Weighted average shares outstanding	13,114,054	13,114,054	13,114,054

Diluted earnings per common share	$0.89	$(0.19)	$0.70
Weighted average shares outstanding	13,114,054	13,114,054	13,114,054

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

	Three months ended June 30, 2022
Consolidated Statement of Comprehensive Income	(As Previously Reported)	Adjustments	(As Restated)
Net income	$5,218	$(1,311)	$3,907
Other comprehensive loss:
Change in unrealized loss on available-for-sale securities	(6,213)	1,841	(4,372)
Deferred tax benefit	1,788	(530)	1,258
Other comprehensive loss, net of tax	(4,425)	1,311	(3,114)
Total comprehensive income	$793	$—	$793

	Six months ended June 30,2022
Consolidated Statement of Comprehensive Income	(As Previously Reported)	Adjustments	(As Restated)
Net income	$11,706	$(2,570)	$9,136
Other comprehensive loss:
Change in unrealized loss on available-for-sale securities	(15,974)	3,609	(12,365)
Deferred tax benefit	4,597	(1,039)	3,558
Other comprehensive loss, net of tax	(11,377)	2,570	(8,807)
Total comprehensive income	$329	$—	$329

	Six months ended June 30, 2022
Consolidated Statement of Cash Flow Changes	(As Previously Reported)	Adjustments	(As Restated)
Cash flows from operating activities:
Net income	$11,706	(2,570)	9,136
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in deferred tax assets	2,818	(1,039)	1,779
Loss on equity securities	—	3,609	3,609
Net cash provided by operating activities	10,816	—	10,816

Non-cash investing and financing activities:
Change in unrealized loss on available-for-sale securities, net of tax	$(11,377)	$2,570	$(8,807)

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

Unaudited pro forma net interest income, net income and earnings per share are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022 (As Restated)	2021	2022 (As Restated)	2021
Net interest income	$23,167	$24,465	$46,372	$48,736
Net income	4,030	7,092	5,899	13,176
Basic earnings per share	$0.30	$0.51	$0.43	$0.93
Diluted earnings per share	0.30	0.51	0.43	0.93

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

NOTE 5 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale at the dates indicated are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
June 30, 2022 (As Restated)
U.S. Government Agencies	$1,507	$—	$—	$1,507
Municipal securities	22,981	10	(1,505)	21,486
Mortgage-backed securities	35,276	50	(2,651)	32,675
Collateralized mortgage obligations	29,796	3	(1,834)	27,965
SBA securities	5,103	37	(74)	5,066
Corporate bonds	77,150	188	(3,547)	73,791
Total	$171,813	$288	$(9,611)	$162,490

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
December 31, 2021
U.S. Government Agencies	$1,510	$—	$—	$1,510
Municipal securities	23,646	493	(16)	24,123
Mortgage-backed securities	33,973	1,333	(210)	35,096
Collateralized mortgage obligations	27,228	436	(158)	27,506
SBA securities	6,055	53	(20)	6,088
Corporate bonds	60,650	851	(166)	61,335
Total	$153,062	$3,166	$(570)	$155,658

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

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

The estimated fair value and gross unrealized losses for securities available-for-sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position at the dates indicated are as follows:

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
June 30, 2022 (As Restated)
Municipal securities	17,067	(1,505)	—	—	17,067	(1,505)
Mortgage-backed securities	25,070	(2,091)	2,571	(560)	27,641	(2,651)
Collateralized mortgage obligations	21,229	(1,602)	1,957	(232)	23,186	(1,834)
SBA securities	1,174	(58)	720	(16)	1,894	(74)
Corporate bonds	64,703	(3,547)	—	—	64,703	(3,547)
Total	$129,243	$(8,803)	$5,248	$(808)	$134,491	$(9,611)

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
December 31, 2021
Municipal securities	$3,932	$(16)	$—	$—	$3,932	$(16)
Mortgage-backed securities	2,954	(111)	2,133	(99)	5,087	(210)
Collateralized mortgage obligations	9,236	(108)	1,605	(50)	10,841	(158)
SBA securities	134	—	1,058	(20)	1,192	(20)
Corporate bonds	23,084	(166)	—	—	23,084	(166)
Total	$39,340	$(401)	$4,796	$(169)	$44,136	$(570)

At June 30, 2022, the Company held 329 investment securities, of which 19 were in an unrealized loss position for more than twelve months and 219 were in an unrealized loss position for less than twelve months. These temporary unrealized losses relate principally to current interest rates for similar types of securities. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

The amortized cost and estimated fair value of securities available-for-sale at the dates indicated by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2022		December 31, 2021
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
	(As Restated)	(As Restated)
Available-for-sale
Due in one year or less	$656	$658	$862	$865
Due after one through five years	22,814	22,386	23,519	24,173
Due after five years through ten years	96,718	91,690	79,116	79,993
Due after ten years	51,625	47,756	49,565	50,627
Total	$171,813	$162,490	$153,062	$155,658

Equity Securities – The Company recognized a net loss of $1.8 million for the three months ended June 30, 2022, due to a decrease in fair value of equity securities and a net loss on equity securities of $3.6 million for the six months ended June 30, 2022. Equity securities were $14.8 million and $18.8 million as of June 30, 2022 and December 31, 2021, respectively.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

NTE 6 – LOANS

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

The following assets are measured at fair value on a recurring basis as of the dates indicated:

	Total	Level 1	Level 2	Level 3
June 30, 2022
U.S. Government Agencies	$1,507	$—	$1,507	$—
Municipal securities	21,486	—	21,486	—
Mortgage-backed securities	32,675	—	32,675	—
Collateralized mortgage obligations	27,965	—	27,965	—
SBA securities	5,066	—	5,066	—
Corporate bonds	73,791	—	73,791	—
Equity securities	14,810	14,810	—	—
Total	$177,300	$14,810	$162,490	$—

	Total	Level 1	Level 2	Level 3
December 31, 2021
U.S. Government Agencies	$1,510	$—	$1,510	$—
Municipal securities	24,123	—	24,123	—
Mortgage-backed securities	35,096	—	35,096	—
Collateralized mortgage obligations	27,506	—	27,506	—
SBA securities	6,088	—	6,088	—
Corporate bonds	61,335	—	61,335	—
Preferred equity securities	18,777	18,777	—	—
Total	$174,435	$18,777	$155,658	$—

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

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

NOTE 18 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value disclosure for financial instruments:

	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
June 30, 2022
Financial assets:
Cash and cash equivalents	$354,514	$354,514	$354,514	$—	$—
Interest bearing deposits in banks	2,839	2,839	2,839	—	—
Investment securities available-for-sale	162,490	162,490	—	162,490	—
Equity securities	14,810	14,810	14,810	—	—
Investment in FHLB and FRB Stock	20,267	20,267	20,267	—	—
Loans, net	1,987,204	1,982,680	—	—	1,982,680
Accrued interest receivable	7,716	7,716	—	7,716	—
Financial liabilities:
Deposits	2,254,828	2,255,872	—	2,255,872	—
Junior subordinated deferrable interest debentures, net	8,443	8,629	—	—	8,629
Subordinated debt, net	63,627	63,627	—	63,627	—
Accrued interest payable	1,193	1,193	—	1,193	—
Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	105,160	104,845	—	—	104,845

	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
December 31, 2021
Financial assets:
Cash and cash equivalents	$379,687	$379,687	$379,687	$—	$—
Interest bearing deposits in banks	3,585	3,585	3,585	—	—
Investment securities available-for-sale	155,658	155,658	—	155,658	—
Equity securities	18,777	18,777	18,777	—	—
Investment in FHLB and FRB Stock	16,035	16,035	16,035	—	—
Loans held for sale	6,470	6,470	—	6,470	—
Loans, net	1,647,190	1,659,811	—	—	1,659,811
Accrued interest receivable	5,929	5,929	—	5,929	—
Financial liabilities:
Deposits	1,985,239	1,986,651	—	1,986,651	—
Junior subordinated deferrable interest debentures, net	8,403	8,612	—	—	8,612
Subordinated debt, net	63,542	63,542	—	63,542	—
Accrued interest payable	1,180	1,180	—	1,180	—
Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	104,139	103,824	—	—	103,824

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

On February 1, 2022, the Company completed its acquisition of Pacific Enterprise Bancorp (“PEB”), which was headquartered in Irvine, California. Pursuant to an Agreement and Plan of Merger, dated September 7, 2021 (the “Merger Agreement”), by and between BayCom and PEB. Under the terms of the Merger Agreement, PEB merged with and into BayCom (the “Merger”), with BayCom as the surviving corporation in the Merger. Immediately following the Merger, Pacific Enterprise Bank, a wholly-owned subsidiary of PEB, merged with and into United Business Bank, a wholly-owned subsidiary of BayCom (the “Bank Merger”), with United Business Bank as the surviving bank in the Bank Merger. For additional information regarding the PEB Merger, see “Note 4 – Acquisitions” contained in the Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Information” of Part I this report.

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

Noninterest income. Noninterest income consists of, among other things: (i) service charges on loans and deposits; (ii) gain on sale of loans; and (iii) gain (loss) on equity securities; and (iv) other noninterest income. Gain on sale of loans includes income (or losses) from the sale of the guaranteed portion of Small Business Administration (“SBA”) loans, capitalized loan servicing rights and other related income.

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

Investment securities available for sale. Investment debt securities available-for-sale increased $6.8 million, or 4.4%, to $162.5 million at June 30, 2022 from $155.7 million at December 31, 2021. The increase primarily was due to the purchase of $24.7 million of investment securities during the six months ended June 30, 2022, partially offset by the routine amortization and repayment of investment principal balances and securities called and matured.

Equity securities.  Equity securities decreased $4.0 million, or 21.1% to $14.8 million at June 30, 2022 from $18.8 million at December 31, 2021. The decrease was primarily due to $4.0 million mark-to-market downward adjustment recorded during the six months ended June 30, 2022.

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

Shareholders’ equity.  Shareholders’ equity increased $57.9 million, to $320.6 million at June 30, 2022 from $262.6 million at December 31, 2021. The increase in shareholders’ equity primarily was due to issuance of stock related to our acquisition of PEB and net income, partially offset by the repurchase of $5.7 million of common stock and $1.4 million of cash dividends. In addition, shareholder’s equity was adversely impacted by a $8.8 million accumulated other comprehensive loss, net of tax, during the six months ended June 30, 2022 resulting in a total accumulated other comprehensive loss of $329,000, net of tax, due to an increase in the unrealized loss on investment debt securities available-for-sale reflecting the increase in market interest rates during the six months ended June 30, 2022. During the six months ended June 30, 2022, the Company repurchased a total of 262,221 shares of its common stock at a total cost of $5.7 million, or $21.69 per share, leaving 480,311 shares available for future purchases under the current stock repurchase plan. For additional information see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2022 and 2021

Earnings summary.  Net income was $3.9 million for the three months ended June 30, 2022, compared to $5.3 million for the three months ended June 30, 2021, a decrease of $1.4 million or 26.4%. The decrease was the result of a $3.1 million increase in provision for loan losses, a $2.3 million decrease in noninterest income, and a $1.8 million increase in noninterest expense, partially offset by a $5.4 million increase in net interest income. Diluted earnings per share were $0.29 for the three months ended June 30, 2022, a decrease of $0.20 from diluted earnings per share of $0.49 for the three months ended June 30, 2021.

Net income was $9.1 million for the six months ended June 30, 2022, compared to $9.8 million for the six months ended June 30, 2021, a decrease of $704,000, or 7.2%, primarily as a result of a $3.1 million increase in provision for loan losses, a $1.9 million decrease in noninterest income and $6.0 million increase in noninterest expense, partially offset by a $9.7 million increase in net interest income.

Our efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income before provision for loan losses and noninterest income, was 65.15% and 69.38% for the three and six months ended June 30, 2022, compared to 66.27% and 67.79% for the three and six months ended June 30, 2021, respectively. The improvement in the efficiency ratio during the three and six months ended June 30, 2022 compared to the same period in 2021 was due to higher revenues.

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

Interest income on investment securities and interest-bearing deposits in banks increased $1.3 million, or 122.4% to $2.3 million during the three months ended June 30, 2022, compared to $1.1 million for the three months ended June 30, 2021, primarily due a $73.8 million increase in the average balance of investment securities and interest-bearing deposits in banks, as well as a higher average yield earned on investment securities and interest-bearing deposits in banks. The average yield on investment securities increased 19 basis point to 3.21% for the three months ended June 30, 2022 compared to 3.02% for the three months ended June 30, 2021. The average yield on interest-bearing deposits in banks increased 69 basis point to 0.84% for the three months ended June 30, 2022 compared to 0.15% for the three months ended June 30, 2021.

Interest income for the six months ended June 30, 2022 was $50.4 million, compared to $40.3 million for the six months ended June 30, 2021, an increase $10.2 million or 25.2%. The increase in interest income between the periods reflects increases in interest income on loans and, to a lesser extent, investment debt securities available-for-sale due to increases in the average balance of these portfolios, partially offset by lower recognition of deferred loan fee income from SBA loan forgiveness related to PPP loans.

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

Interest income on investment securities and interest-bearing deposits in banks increased $2.0 million, or 105.6% to $3.9 million during the six months ended June 30, 2022, compared to $1.9 million for the six months ended June 30, 2021, primarily due a $69.3 million increase in the average balance of investment securities, as well as a higher average yield earned on investment securities and interest-bearing deposits in banks, partially offset by a $6.7 million decrease in the average balance of interest-bearing deposits in banks. The average yield on investment securities increased 35 basis point to 3.18% for the six months ended June 30, 2022 compared to 2.83% for the six months ended June 30, 2022. The average yield on interest-bearing deposits in banks increased 38 basis point to 0.52% for the six months ended June 30, 2022 compared to 0.14% for the six months ended June 30, 2021.

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

	Three months ended June 30,
	2022			2021
			Annualized			Annualized
	Average		Average	Average		Average
	Balance(1)	Interest	Yield	Balance(1)	Interest	Yield

	(Dollars in thousands)
Interest earning assets
Interest bearing deposits in banks	$383,849	$805	0.84%	$443,306	$163	0.15%
Investments securities	191,707	1,532	3.21	117,926	888	3.02
FHLB Stock	10,679	158	5.93	8,165	122	5.98
FRB Stock	9,153	140	6.15	8,290	117	5.67
Total loans	1,995,803	22,984	4.62	1,593,499	18,703	4.71
Total interest earning assets	2,591,191	25,619	3.97%	2,171,186	19,993	3.69%
Noninterest earning assets	141,604			138,917
Total average assets	$2,732,795			$2,310,103
Interest bearing liabilities
Savings	$124,850	$43	0.14%	$123,570	$40	0.13%
NOW accounts	349,467	83	0.10	313,168	70	0.09
Money market	739,160	768	0.42	566,781	544	0.38
Time deposits	305,478	559	0.73	233,134	574	0.99
Total interest bearing deposit accounts	1,518,955	1,453	0.38	1,236,653	1,228	0.40
Subordinated debt, net	63,601	895	5.64	63,431	896	5.66
Junior subordinated debentures, net	8,431	104	4.97	8,351	87	4.19
Other borrowings	—	—	—	1,978	—	—
Total interest bearing liabilities	1,590,987	2,452	0.62%	1,310,413	2,211	0.68%
Noninterest bearing deposits	788,938			725,336
Other noninterest bearing liabilities	27,912			20,915
Noninterest bearing liabilities	816,850			746,251
Total average liabilities	2,407,837			2,056,664
Average equity	324,958			253,439
Total average liabilities and equity	$2,732,795			$2,310,103
Net interest income		$23,167			$17,782

Interest rate spread (2)			3.35%			3.01%
Net interest margin (3)			3.59%			3.29%
Ratio of average interest earning assets to average interest bearing liabilities			162.87%			165.69%

(1)	Average balances are computed using average daily balances.
(2)	Interest rate spread is calculated as the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(3)	Net interest margin is calculated as net interest income divided by total average interest earning assets.

	Six months ended June 30,
	2022			2021
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield	Balance(1)	Interest	Yield

	(Dollars in thousands)
Interest earning assets
Interest bearing deposits in banks	$390,047	$1,015	0.52%	$396,750	$281	0.14%
Investments securities	185,814	2,930	3.18	116,488	1,638	2.83
FHLB Stock	10,286	307	6.03	8,009	221	5.56
FRB Stock	8,697	261	6.06	7,619	229	6.05
Total loans	1,948,007	45,911	4.75	1,608,609	37,896	4.75
Total interest earning assets	2,542,851	50,424	4.00%	2,137,475	40,265	3.80%
Noninterest earning assets	143,046			136,637
Total average assets	$2,685,897			$2,274,112
Interest bearing liabilities
Savings	$125,273	$86	0.14%	$116,495	$81	0.14%
NOW accounts	351,919	166	0.09	305,772	136	0.09
Money market	719,636	1,571	0.44	547,031	1,058	0.39
Time deposits	298,834	1,100	0.74	235,992	1,159	0.99
Total deposit accounts	1,495,662	2,923	0.39	1,205,290	2,434	0.39
Subordinated debt, net	63,579	1,791	5.63	63,410	1,791	5.70
Junior subordinated debentures, net	8,421	190	4.55	8,341	174	4.20
Other borrowings	—	—	—	3,481	—	—
Total interest bearing liabilities	1,567,662	4,904	0.63%	1,280,522	4,399	0.69%
Noninterest bearing deposits	773,852			714,066
Other noninterest bearing liabilities	29,268			25,168
Noninterest bearing liabilities	803,120			739,234
Total average liabilities	2,370,782			2,019,756
Average equity	315,115			254,356
Total average liabilities and equity	$2,685,897			$2,274,112
Net interest income		$45,520			$35,866

Interest rate spread (2)			3.37%			3.11%
Net interest margin (3)			3.58%			3.38%
Ratio of average interest earning assets to average interest bearing liabilities			162.21%			166.92%

(1)	Average balances are computed using average daily balances.
(2)	Interest rate spread is calculated as the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(3)	Net interest margin is calculated as net interest income divided by total average interest earning assets.

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

	Three months ended June 30,			Six months ended June 30,
	2022 compared to 2021			2022 compared to 2021
	Increase/(Decrease)			Increase/(Decrease)
	Attributable to			Attributable to
	Rate	Volume	Total	Rate	Volume	Total

	(Dollars in thousands)			(Dollars in thousands)
Interest earning assets
Interest bearing deposits in banks	$664	$(22)	$642	$744	$(10)	$734
Investments securities	93	551	644	(674)	1,966	1,292
FHLB stock and FRB stock	11	48	59	(77)	195	118
Total loans	(446)	4,727	4,281	39	7,976	8,015
Total interest income	322	5,304	5,626	32	10,127	10,159

Interest bearing liabilities
Savings	3	—	3	(7)	12	5
NOW accounts	5	8	13	(11)	41	30
Money market accounts	60	164	224	(160)	673	513
Time deposits	(191)	176	(15)	(681)	622	(59)
Total deposit accounts	(123)	348	225	(859)	1,348	489
Subordinated debt, net	(3)	2	(1)	9	(9)	—
Junior subordinated debentures, net	16	1	17	13	3	16
Total interest expense	(110)	351	241	(837)	1,342	505
Net interest income	$432	$4,953	$5,385	$869	$8,785	$9,654

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

Noninterest income.  Noninterest income decreased $2.3 million, or 92.7%, to $180,000 for the three months ended June 30, 2022 compared to $2.5 million for the three months ended June 30, 2021. The decrease in noninterest income primarily was due to a $1.8 million mark-to-market downward adjustment for equity securities, a $654,000 decrease in gain on sale of loans and a $211,000 decrease in income from our investment in a Small Business Investment Company (“SBIC”) fund. During the three months ended June 30, 2022, the Company sold $4.2 million of SBA loans (guaranteed portion), resulting in a gain on sale of $330,000, compared to the sale of $9.0 million of SBA loans (guaranteed portion) resulting in a gain on sale of $953,000 during the three months ended June 30, 2021. Partially offsetting these decreases in noninterest income was a $171,000 increase in loan servicing and other loan fees, a $148,000 increase in other income and fees, and a $114,000 increase in service charges and other fees.

Noninterest income decreased $1.9 million, or 40.1% to $2.8 million for the six months ended June 30, 2022 compared to $4.7 million for the six months ended June 30, 2021. The decrease in noninterest income primarily was due to the $3.6 million mark-to-market downward adjustment for equity securities, a $93,000 decrease in gain on sale of loans due to an increase in the volume of loans sold and a $277,000 decrease in income from our investment in a SBIC fund. These decrease were partially offset by a $1.6 million bargain purchase gain related to the PEB Merger, as well as increases of $216,000 in loan servicing and other loan fees, $140,000 increase in service charges and other fees, and $127,000 in other income and fees. During the six months ended June 30, 2022, the Company sold $15.2 million of SBA loans

(guaranteed portion), resulting in a gain on sale of $1.5 million, compared to the sale of $15.8 million of SBA loans (guaranteed portion) resulting in a gain on sale of $1.5 million during the six months ended June 30, 2021.

The following table presents the key components of noninterest income for the periods indicated:

	Three months ended June 30,
	2022 (As Restated)	2021	$ Change	% Change

	(Dollars in thousands)
Gain on sale of loans	$299	$953	$(654)	(68.6)%
Loss on equity securities	(1,841)	—	(1,841)	N/M
Service charges and other fees	718	604	114	18.9
Loan servicing and other loan fees	607	436	171	39.2
Income on investment in SBIC fund	21	232	(211)	90.9
Other income and fees	376	228	148	64.9
Total noninterest income	$180	$2,453	$(2,273)	(92.7)%

N/M - Not meaningful

	Six months ended June 30,
	2022 (As Restated)	2021	$ Change	% Change

	(Dollars in thousands)
Gain on sale of loans	$1,436	$1,529	$(93)	(6.1)%
Loss on equity securities	(3,609)	—	(3,609)	N/M
Service charges and other fees	1,348	1,208	140	11.6
Loan servicing and other loan fees	1,181	965	216	22.4
Gain (loss) on sale of premises	—	12	(12)	N/M
Income on investment in SBIC fund	218	495	(277)	(56.0)
Gain on sale of OREO	—	36	(36)	N/M
Bargain purchase gain	1,665	—	1,665	N/M
Other income and fees	572	445	127	28.5
Total noninterest income	$2,811	$4,690	$(1,879)	(40.1)%

N/M - Not meaningful

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

Income taxes.  The provision for income taxes decreased $418,000, or 20.6%, to $1.6 million for the three months ended June 30, 2022 compared to $2.0 million for the three months ended June 30, 2021. For the six months ended June 30, 2022, income tax expense decreased $695,000, or 18.6%, to $3.0 million, compared to $3.7 million for the six months ended June 30, 2021. The Company’s effective tax rate was 29.1% and 24.9% for three and six months ended June 30, 2022 compared to 27.6% and 27.5% for the three and six months ended June 30, 2021. The effective tax rate was higher for the second quarter of 2022 compared to the same quarter a year ago due to higher capitalization of non-deductible merger related costs during the current quarter. The effective tax rate was lower for the six months ended June 30, 2022 compared same quarter a year ago primarily due to the non-taxable bargain purchase gain in the first quarter 2022.

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

Recently, the Bank’s liquidity has been positively impacted by an increase in deposit levels. During the six months ended June 30, 2022, deposits increased by $269.6 million, primarily due to the closing of the PEB Merger. Liquid assets in the form of cash and cash equivalents, interest bearing deposits in banks, and investment securities totaled $534.7 million at June 30, 2022. Management believes that our security portfolio is of high quality and the securities would therefore be marketable. Securities purchased during the three and six months ended June 30, 2022, totaled $2.0 million and $24.7 million, respectively, and securities repayments, maturities and sales in the period were $3.0 million and $5.5 million, respectively. Certificates of deposit scheduled to mature in one year or less at June 30, 2022, totaled $227.5 million. It is management’s policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that most of our maturing certificates of deposit will remain with us.

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

The table below shows the capital ratios under the Basel III capital framework as of the dates indicated:

	At June 30, 2022		At December 31, 2021
	Amount	Ratio	Amount	Ratio
	(As Restated)
	(Dollars in thousands)
Leverage Ratio
BayCom Corp	$280,912	10.79%	$213,787	9.60%
Minimum requirement for "Well Capitalized"	130,153	5.00%	111,349	5.00%
Minimum regulatory requirement	104,122	4.00%	89,079	4.00%

United Business Bank	328,530	12.30%	250,624	10.87%
Minimum requirement for "Well Capitalized"	133,549	5.00%	115,295	5.00%
Minimum regulatory requirement	106,839	4.00%	92,236	4.00%

Common Equity Tier 1 Ratio
BayCom Corp	280,912	13.77%	213,787	12.31%
Minimum requirement for "Well Capitalized"	132,624	6.50%	112,856	6.50%
Minimum regulatory requirement	91,816	4.50%	78,131	4.50%

United Business Bank	328,530	16.29%	250,624	14.60%
Minimum requirement for "Well Capitalized"	131,081	6.50%	111,543	6.50%
Minimum regulatory requirement	90,748	4.50%	77,222	4.50%

Tier 1 Risk-Based Capital Ratio
BayCom Corp	290,397	14.23%	223,272	12.86%
Minimum requirement for "Well Capitalized"	163,229	8.00%	138,900	8.00%
Minimum regulatory requirement	122,422	6.00%	104,175	6.00%

United Business Bank	328,530	16.29%	250,624	14.60%
Minimum requirement for "Well Capitalized"	161,330	8.00%	137,283	8.00%
Minimum regulatory requirement	120,998	6.00%	102,962	6.00%

Total Risk-Based Capital Ratio
BayCom Corp	373,512	18.31%	306,287	17.64%
Minimum requirement for "Well Capitalized"	204,037	10.00%	173,625	10.00%
Minimum regulatory requirement	163,229	8.00%	138,900	8.00%

United Business Bank	346,645	17.19%	268,639	15.65%
Minimum requirement for "Well Capitalized"	201,663	10.00%	171,604	10.00%
Minimum regulatory requirement	161,330	8.00%	137,283	8.00%

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

The Company’s CEO and CFO concluded that based on their evaluation at June 30, 2022, the Company’s disclosure controls and procedures were not effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to BayCom Corp’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms. This conclusion was due to a material weakness in the Company’s internal control over financial reporting described below.

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

At the time of its purchase of the preferred equity securities for investment purposes, the Company inappropriately accounted for them as available for sale debt securities under Accounting Standards Codification (“ASC”) Topic 320 – Investments-Debt Securities. As such, the changes in the fair value of these securities were not recorded as part of net income but rather as a component of shareholders’ equity (in accumulated other comprehensive income, net of tax). However, as a result of subsequent research and third-party consultation, the Company determined that the securities should instead have been accounted for under ASC Topic 321 – Investments-Equity Securities. The result of this change in classification of the preferred equity securities is that the change in the fair value of the securities for the three and six months ended June 30, 2022 should have been recorded in noninterest income on the consolidated statements of income. The Company determined that this error constituted a “material weakness” in its internal control over financial reporting.

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

(b)       Changes in Internal Control Over Financial Reporting

There were no changes made to our internal control over financial reporting that occurred during the three months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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