Form 10-Q/A
period 2022-09-30
BayCom Corp
filed 2023-07-25
CIK 1730984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

EXPLANATORY NOTE REGARDING RESTATEMENT

BayCom, a California corporation, is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 (“Amended Report”) to reflect a restatement of the consolidated financial statements contained in the Company’s original Quarterly Report on Form 10-Q for that period filed with the Securities and Exchange Commission (“SEC”) on November 10, 2022 (the “Original Report”).

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

As disclosed in the Original Report, the Company recorded the change, net of taxes, in the fair value of preferred equity securities totaling $259,000 and $2.9 million for the three and nine months ended September 30, 2022, respectively as part of Other Comprehensive loss, net of taxes, under ASC Topic 320 – Investments-Debt Securities rather than as part of noninterest income under ASC Topic 321 – Investments-Equity Securities. For additional information on the restatement, see Note 3 Restatement of Previously Issued Consolidated Financial Statements in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Amended Report.

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

Control Considerations

In connection with the above, our management has reassessed the effectiveness of our disclosure controls and procedures as of September 30, 2022, and we have included applicable disclosure in Part I, Item 4 herein, “Controls and Procedures.” Management identified a material weakness in our internal control over financial reporting, as described in

Part I, Item 4 of this Amended Report, resulting in the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures were not effective as of September 30, 2022. Management has taken steps, and is continuing to take steps, to remediate this material weakness, as described under “Remediation Plan and Status” in Part I, Item 4 of this Amended Report.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

(unaudited)

	September 30,	December 31,
	2022	2021
	(As Restated)
ASSETS
Cash and due from banks	$32,206	$21,178
Federal funds sold	192,475	358,509
Cash and cash equivalents	224,681	379,687
Interest bearing deposits in banks	2,490	3,585
Investment securities available-for-sale	152,810	155,658
Equity securities	14,403	18,777
Federal Home Loan Bank ("FHLB") stock, at par	10,679	8,385
Federal Reserve Bank ("FRB") stock, at par	9,595	7,650
Loans held for sale	3,491	6,470
Loans, net of allowance for loan losses of $18,050 at September 30, 2022 and $17,700 December 31, 2021	1,976,916	1,647,190
Premises and equipment, net	13,697	14,370
Other real estate owned ("OREO")	21	21
Core deposit intangible, net	5,718	6,489
Cash surrender value of bank owned life insurance ("BOLI") policies, net	22,043	21,590
Right-of-use assets ("ROU"), net	15,875	12,127
Goodwill	38,838	38,838
Interest receivable and other assets	43,241	29,860
Total assets	$2,534,498	$2,350,697
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest and interest bearing deposits	$2,115,451	$1,985,239
Junior subordinated deferrable interest debentures, net	8,464	8,403
Subordinated debt, net	63,669	63,542
Salary continuation plan	4,724	4,393
Lease liabilities	16,411	12,657
Interest payable and other liabilities	11,376	13,856
Total liabilities	2,220,095	2,088,090
Commitments and contingencies (Note 19)
Shareholders' equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding at both September 30, 2022 and December 31, 2021	—	—
Common stock, no par value; 100,000,000 shares authorized; 13,075,447 and 10,680,386 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	208,483	157,098
Additional paid in capital	287	287
Accumulated other comprehensive (loss) income, net of tax	(11,509)	2,166
Retained earnings	117,142	103,056
Total shareholders’ equity	314,403	262,607
Total liabilities and shareholders’ equity	$2,534,498	$2,350,697

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for share and per share data)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
	(As Restated)		(As Restated)
Interest income:
Loans, including fees	$24,010	$18,451	$69,921	$56,348
Investment securities	1,555	1,077	4,483	2,714
Fed funds sold and interest bearing balances in banks	1,286	198	2,303	479
FHLB dividends	160	125	467	346
FRB dividends	126	112	387	341
Total interest and dividend income	27,137	19,963	77,561	60,228
Interest expense:
Deposits	1,387	1,240	4,310	3,674
Subordinated debt	896	896	2,687	2,686
Other borrowings	129	85	319	261
Total interest expense	2,412	2,221	7,316	6,621
Net interest income	24,725	17,742	70,245	53,607
Provision for (reversal of) loan losses	1,194	477	3,824	(30)
Net interest income after provision for loan losses	23,531	17,265	66,421	53,637
Noninterest income:
Gain on sale of loans	1,278	2,176	2,714	3,705
Loss on equity securities	(362)	—	(3,971)	—
Service charges and other fees	817	611	2,165	1,819
Loan servicing and other loan fees	488	458	1,670	1,423
Income on investment in Small Business Investment Company (“SBIC”) fund	(63)	526	155	1,021
Bargain purchase gain	—	—	1,665	—
Other income and fees	224	236	796	731
Total noninterest income	2,382	4,007	5,194	8,699
Noninterest expense:
Salaries and employee benefits	10,164	8,163	29,751	25,158
Occupancy and equipment	2,043	1,945	6,388	5,610
Data processing	1,562	1,482	5,502	4,235
Other expense	2,327	2,290	7,986	6,371
Total noninterest expense	16,096	13,880	49,627	41,374
Income before provision for income taxes	9,817	7,392	21,988	20,962
Provision for income taxes	2,847	1,980	5,882	5,709
Net income	$6,970	$5,412	$16,106	$15,253
Earnings per common share:
Basic earnings per common share	$0.52	$0.51	$1.22	$1.39
Weighted average shares outstanding	13,307,555	10,692,781	13,179,263	10,949,286

Diluted earnings per common share	$0.52	$0.51	$1.22	$1.39
Weighted average shares outstanding	13,307,555	10,692,781	13,179,263	10,949,286

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
	(As Restated)		(As Restated)
Net income	$6,970	$5,412	$16,106	$15,253
Other comprehensive loss:
Change in unrealized loss on available-for-sale securities	(6,835)	(830)	(19,200)	(282)
Deferred tax benefit	1,967	239	5,525	77
Other comprehensive loss, net of tax	(4,868)	(591)	(13,675)	(205)
Total comprehensive income	$2,102	$4,821	$2,431	$15,048

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except for share and per share data)

(unaudited)

				Accumulated
		Common	Additional	Other		Total
	Number of	Stock	Paid in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Capital	Income/(Loss)	Earnings	Equity
Balance, December 31, 2020	11,295,397	$167,242	$287	$2,697	$82,365	$252,591
Net income					4,532	4,532
Other comprehensive loss, net				(785)		(785)
Restricted stock granted	24,187					—
Stock based compensation		413				413
Repurchase of shares	(132,123)	(2,201)				(2,201)
Balance, March 31, 2021	11,187,461	$165,454	$287	$1,912	$86,897	$254,550
Net income					5,308	5,308
Other comprehensive income, net				1,171		1,171
Stock based compensation		351				351
Repurchase of shares	(488,020)	(8,831)				(8,831)
Balance, June 30, 2021	10,699,441	$156,974	$287	$3,083	$92,205	$252,549
Net income					5,412	5,412
Other comprehensive income, net				(591)		(591)
Restricted stock granted	12,228					—
Restricted stock forfeited	(2,692)					—
Stock based compensation		326				326
Issuance of shares						—
Repurchase of shares	(23,466)	(426)				(426)
Balance, September 30, 2021	10,685,511	$156,874	$287	$2,492	$97,617	$257,270

Balance, December 31, 2021	10,680,386	157,098	287	2,166	103,056	262,607
Net income					5,229	5,229
Other comprehensive loss, net				(5,693)		(5,693)
Restricted stock granted	22,473					—
Restricted stock forfeited	(532)					—
Issuance of common shares to acquire Pacific Enterprise Bancorp	3,032,579	64,140				64,140
Cash dividends of $0.05 per share					(685)	(685)
Stock based compensation		324				324
Repurchase of shares	(57,177)	(1,268)				(1,268)
Balance, March 31, 2022 (As Restated)	13,677,729	$220,294	$287	$(3,527)	$107,600	$324,654
Net income					3,907	3,907
Other comprehensive loss, net				(3,114)		(3,114)
Restricted stock forfeited	(1,322)					—
Cash dividends of $0.05 per share					(677)	(677)
Stock based compensation		233				233
Repurchase of shares	(205,044)	(4,448)				(4,448)
Balance, June 30, 2022 (As Restated)	13,471,363	$216,079	$287	$(6,641)	$110,830	$320,555
Net income					6,970	6,970
Other comprehensive loss, net				(4,868)		(4,868)
Restricted stock granted	10,618					—
Restricted stock forfeited	—					—
Cash dividends of $0.05 per share					(658)	(658)
Stock based compensation		232				232
Repurchase of shares	(406,534)	(7,828)				(7,828)
Balance, September 30, 2022 (As Restated)	13,075,447	$208,483	$287	$(11,509)	$117,142	$314,403

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine months ended
	September 30,
	2022	2021
	(As Restated)
Cash flows from operating activities:
Net income	$16,106	$15,253
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (reversal of) loan losses	3,824	(30)
Increase (decrease) in deferred tax assets	(1,149)	(671)
Accretion on acquired loans	(417)	(1,067)
Gain on sale of loans	(2,714)	(3,705)
Gain on sale of securities	—	22
Proceeds from sale of loans	41,833	36,025
Loans originated for sale	(35,948)	(43,612)
Gain on sale of premises, net	—	(12)
Gain on sale of OREO	—	(15)
Bargain purchase gain	(1,665)	—
Accretion on junior subordinated debentures	61	61
Increase in cash surrender value of life insurance policies	(453)	(512)
Amortization/accretion of premiums/discounts on investment securities, net	452	442
Loss on equity securities	3,971	—
Depreciation and amortization	1,500	1,535
Core deposit intangible amortization	1,527	1,359
Stock based compensation expense	789	1,090
(Decrease) increase in deferred loan origination fees, net	(1,645)	118
Increase in interest receivable and other assets	(90)	(223)
Increase in salary continuation plan, net	331	277
(Decrease) increase in interest payable and other liabilities	(2,557)	(944)
Net cash provided by operating activities	23,756	5,391
Cash flows from investing activities:
Proceeds from maturities of interest bearing deposits in banks	1,095	3,635
Purchase of investment securities	(25,679)	(49,749)
Proceeds from the maturities, repayments and calls of investment securities	9,217	20,966
Proceeds from the sales of investment securities	63	1,306
Purchase of Federal Home Loan Bank stock	—	(648)
Purchase of Federal Reserve Bank stock	(1,003)	(35)
Increase in loans, net	81,107	11,990
Proceeds from sale of premises	—	46
Proceeds from sale of OREO	—	423
Purchase of equipment and leasehold improvements, net	(606)	(1,092)
Net cash received for acquisitions	18,423	—
Net cash provided by investing activities	82,617	(13,158)

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(In thousands)

(unaudited)

	Nine months ended
	September 30,
	2022	2021
	(As Restated)
Cash flows from financing activities:
Increase in noninterest and interest bearing deposits in banks, net	(19,205)	506,667
Decrease in time deposits, net	(227,268)	(337,313)
Proceeds from issuance of subordinated debt, net	—	—
Advances from Federal Home Loan Bank	—	—
Repayment of Federal Home Loan Bank borrowings	—	(5,000)
Repayment of other borrowings	—	—
Repurchase of common stock	(13,544)	(11,458)
Cash dividends declared on common stock	(1,362)	—
Net cash (used in) provided by financing activities	(261,379)	152,896
Increase in cash and cash equivalents	(155,006)	145,129
Cash and cash equivalents at beginning of period	379,687	299,329
Cash and cash equivalents at end of period	$224,681	$444,458

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$8,295	$7,704
Income taxes paid, net	5,898	5,218
Non-cash investing and financing activities:
Change in unrealized (loss) gain on available-for-sale securities, net of tax	$(13,675)	$(205)
Transfer of loans to other real estate owned	—	—
Recognition of ROU assets	1,425	832
Recognition of lease liability	1,429	833
Cash dividends declared on common stock	(2,020)	—

Acquisition:
Assets acquired, net of cash received	$440,785	$—
Liabilities assumed	380,055	—
Common stock issued	64,140	—

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

NOTE 3 – RESTATEMENT OF THE CONSOLIDATED FINANCIAL STATEMENTS

On July 18, 2023, the audit committee of the Company’s board of directors concluded that the Company’s previously issued unaudited interim consolidated financial statements for period ended March 31, 2023 and the consolidated financial statements for the year ended December 31, 2022, as well as for the unaudited interim periods included in that fiscal year, should no longer be relied upon because of errors related to the accounting for unrealized losses on preferred equity securities that resulted in material misstatements of noninterest income and accumulated other comprehensive income.

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

As disclosed in the Original Report, the Company recorded the change, net of taxes, in the fair value of preferred equity securities totaling $259,000 and $2.9 million for the three and nine months ended September 30, 2022, respectively as part of Other Comprehensive loss, net of taxes, under ASC Topic 320 – Investments-Debt Securities rather than as part of noninterest income under ASC Topic 321 – Investments-Equity Securities.

In addition to the below, various footnotes reflect the effects of these restatements including, but not limited to, Note 4, Acquisitions and Note 5, Investment Securities.

The tables below show the effects of the restatement on the Company’s condensed consolidated balance sheets, condensed consolidated statements of income, condensed consolidated statements of comprehensive income, condensed consolidated statements of changes in shareholders’ equity, and condensed consolidated statement of cash flows as of and for the quarter ended September 30, 2022 (in thousands, except for per share data):

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

	September 30, 2022
Consolidated Balance Sheet	(As Previously Reported)	Adjustments	(As Restated)
ASSETS
Cash and due from banks	$32,206	$—	$32,206
Federal funds sold	192,475	—	192,475
Cash and cash equivalents	224,681	—	224,681
Interest bearing deposits in banks	2,490	—	2,490
Investment securities available-for-sale	167,213	(14,403)	152,810
Equity securities	—	14,403	14,403
Federal Home Loan Bank ("FHLB") stock, at par	10,679	—	10,679
Federal Reserve Bank ("FRB") stock, at par	9,595	—	9,595
Loans held for sale	3,491	—	3,491
Loans, net of allowance for loan losses of $18,050 at September 30, 2022 and $17,700 December 31, 2021	1,976,916	—	1,976,916
Premises and equipment, net	13,697	—	13,697
Other real estate owned ("OREO")	21	—	21
Core deposit intangible, net	5,718	—	5,718
Cash surrender value of bank owned life insurance ("BOLI") policies, net	22,043	—	22,043
Right-of-use assets ("ROU"), net	15,875	—	15,875
Goodwill	38,838	—	38,838
Interest receivable and other assets	43,241	—	43,241
Total assets	$2,534,498	$—	$2,534,498
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest and interest bearing deposits	$2,115,451	$—	$2,115,451
Junior subordinated deferrable interest debentures, net	8,464	—	8,464
Subordinated debt, net	63,669	—	63,669
Salary continuation plan	4,724	—	4,724
Lease liabilities	16,411	—	16,411
Interest payable and other liabilities	11,376	—	11,376
Total liabilities	2,220,095	—	2,220,095
Commitments and contingencies (Note 19)
Shareholders' equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding at both September 30, 2022 and December 31, 2021	—	—	—
Common stock, no par value; 100,000,000 shares authorized; 13,075,447 and 10,680,386 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	208,483	—	208,483
Additional paid in capital	287	—	287
Accumulated other comprehensive loss, net of tax	(14,338)	2,829	(11,509)
Retained earnings	119,971	(2,829)	117,142
Total shareholders’ equity	314,403	—	314,403
Total liabilities and shareholders’ equity	$2,534,498	$—	$2,534,498

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

	Three months ended September 30, 2022
Consolidated Statement of Income	(As Previously Reported)	Adjustments	(As Restated)
Interest income:
Loans, including fees	$24,010	$—	$24,010
Investment securities	1,555	—	1,555
Fed funds sold and interest bearing balances in banks	1,286		1,286
FHLB dividends	160	—	160
FRB dividends	126	—	126
Total interest and dividend income	27,137	—	27,137
Interest expense:
Deposits	1,387	—	1,387
Subordinated debt	896	—	896
Other borrowings	129	—	129
Total interest expense	2,412	—	2,412
Net interest income	24,725	—	24,725
Provision for loan losses	1,194	—	1,194
Net interest income after provision for loan losses	23,531	—	23,531
Noninterest income:
Gain on sale of loans	1,278	—	1,278
Loss on equity securities	—	(362)	(362)
Service charges and other fees	817	—	817
Loan servicing and other loan fees	488	—	488
Income on investment in Small Business Investment Company (“SBIC”) fund	(63)	—	(63)
Bargain purchase gain	—	—	—
Other income and fees	224	—	224
Total noninterest income	2,744	(362)	2,382
Noninterest expense:
Salaries and employee benefits	10,164	—	10,164
Occupancy and equipment	2,043	—	2,043
Data processing	1,562	—	1,562
Other expense	2,327	—	2,327
Total noninterest expense	16,096	—	16,096
Income before provision for income taxes	10,179	(362)	9,817
Provision for income taxes	2,950	(103)	2,847
Net income	$7,229	$(259)	$6,970
Earnings per common share:
Basic earnings per common share	$0.54	$(0.02)	$0.52
Weighted average shares outstanding	13,307,555	13,307,555	13,307,555

Diluted earnings per common share	$0.54	$(0.02)	$0.52
Weighted average shares outstanding	13,307,555	13,307,555	13,307,555

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

	Nine months ended September 30, 2022
Consolidated Statement of Income	(As Previously Reported)	Adjustments	(As Restated)
Interest income:
Loans, including fees	$69,921	$—	$69,921
Investment securities and interest bearing deposits in banks	4,483	—	4,483
Fed funds sold and interest bearing balances in banks	2,303		2,303
FHLB dividends	467	—	467
FRB dividends	387	—	387
Total interest and dividend income	77,561	—	77,561
Interest expense:
Deposits	4,310	—	4,310
Subordinated debt	2,687	—	2,687
Other borrowings	319	—	319
Total interest expense	7,316	—	7,316
Net interest income	70,245	—	70,245
Provision for loan losses	3,824	—	3,824
Net interest income after provision for loan losses	66,421	—	66,421
Noninterest income:
Gain on sale of loans	2,714	—	2,714
Loss on equity securities	—	(3,971)	(3,971)
Service charges and other fees	2,165	—	2,165
Loan servicing and other loan fees	1,670	—	1,670
Income on investment in Small Business Investment Company (“SBIC”) fund	155	—	155
Bargain purchase gain	1,665	—	1,665
Other income and fees	796	—	796
Total noninterest income	9,165	(3,971)	5,194
Noninterest expense:
Salaries and employee benefits	29,751	—	29,751
Occupancy and equipment	6,388	—	6,388
Data processing	5,502	—	5,502
Other expense	7,986	—	7,986
Total noninterest expense	49,627	—	49,627
Income before provision for income taxes	25,959	(3,971)	21,988
Provision for income taxes	7,024	(1,142)	5,882
Net income	$18,935	$(2,829)	$16,106
Earnings per common share:
Basic earnings per common share	$1.44	$(0.22)	$1.22
Weighted average shares outstanding	13,179,263	13,179,263	13,179,263

Diluted earnings per common share	$1.44	$(0.22)	$1.22
Weighted average shares outstanding	13,179,263	13,179,263	13,179,263

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

	Three months ended September 30, 2022
Consolidated Statement of Comprehensive Income	(As Previously Reported)	Adjustments	(As Restated)
Net income	$7,229	$(259)	$6,970
Other comprehensive loss:
Change in unrealized loss on available-for-sale securities	(7,198)	363	(6,835)
Deferred tax benefit	2,071	(104)	1,967
Other comprehensive loss, net of tax	(5,127)	259	(4,868)
Total comprehensive income	$2,102	$—	$2,102

	Nine months ended September 30, 2022
Consolidated Statement of Comprehensive Income	(As Previously Reported)	Adjustments	(As Restated)
Net income	$18,935	$(2,829)	$16,106
Other comprehensive loss:
Change in unrealized loss on available-for-sale securities	(23,172)	3,971	(19,201)
Deferred tax benefit	6,668	(1,142)	5,526
Other comprehensive loss, net of tax	(16,504)	2,829	(13,675)
Total comprehensive income	$2,431	$—	$2,431

	Nine months ended September 30, 2022
Consolidated Statement of Cash Flow Changes	(As Previously Reported)	Adjustments	(As Restated)
Cash flows from operating activities:
Net income	$18,935	(2,829)	16,106
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in deferred tax assets	(7)	(1,142)	(1,149)
Loss on equity securities	—	3,971	3,971
Net cash provided by operating activities	23,756	—	23,756

Non-cash investing and financing activities:
Change in unrealized loss on available-for-sale securities, net of tax	$(16,504)	$2,829	$(13,675)

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

Unaudited pro forma net interest income, net income and earnings per share are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022 (As Restated)	2021	2022 (As Restated)	2021
Net interest income	$24,725	$24,761	$71,097	$73,497
Net income	6,970	7,933	12,869	21,109
Basic earnings per share	$0.52	$0.58	$0.95	$1.51
Diluted earnings per share	0.52	0.58	0.95	1.51

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

NOTE 5 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale at the dates indicated are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
September 30, 2022 (As Restated)
U.S. Government Agencies	$1,506	$—	$—	$1,506
Municipal securities	21,494	3	(2,194)	19,303
Mortgage-backed securities	35,472	30	(4,256)	31,246
Collateralized mortgage obligations	28,653	—	(2,768)	25,885
SBA securities	4,694	25	(107)	4,612
Corporate bonds	77,150	92	(6,984)	70,258
Total	$168,969	$150	$(16,309)	$152,810

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
December 31, 2021
U.S. Government Agencies	$1,510	$—	$—	$1,510
Municipal securities	23,646	493	(16)	24,123
Mortgage-backed securities	33,973	1,333	(210)	35,096
Collateralized mortgage obligations	27,228	436	(158)	27,506
SBA securities	6,055	53	(20)	6,088
Corporate bonds	60,650	851	(166)	61,335
Total	$153,062	$3,166	$(570)	$155,658

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

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

The estimated fair value and gross unrealized losses for securities available-for-sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position at the dates indicated are as follows:

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
September 30, 2022 (As Restated)
Municipal securities	$15,518	$(1,874)	$2,216	$(320)	$17,734	$(2,194)
Mortgage-backed securities	25,682	(2,988)	5,089	(1,268)	30,771	(4,256)
Collateralized mortgage obligations	51,074	(1,673)	7,291	(1,095)	58,365	(2,768)
SBA securities	1,063	(99)	499	(8)	1,562	(107)
Corporate bonds	54,417	(5,742)	11,508	(1,242)	65,925	(6,984)
Total	$147,754	$(12,376)	$26,603	$(3,933)	$174,357	$(16,309)

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
December 31, 2021
Municipal securities	$3,932	$(16)	$—	$—	$3,932	$(16)
Mortgage-backed securities	2,954	(111)	2,133	(99)	5,087	(210)
Collateralized mortgage obligations	9,236	(108)	1,605	(50)	10,841	(158)
SBA securities	134	—	1,058	(20)	1,192	(20)
Corporate bonds	23,084	(166)	—	—	23,084	(166)
Total	$39,340	$(401)	$4,796	$(169)	$44,136	$(570)

At September 30, 2022, the Company held 330 investment securities, of which 38 were in an unrealized loss position for more than twelve months and 238 were in an unrealized loss position for less than twelve months. These temporary unrealized losses relate principally to current interest rates for similar types of securities. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

The amortized cost and estimated fair value of securities available-for-sale at the dates indicated by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2022		December 31, 2021
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
	(As Restated)	(As Restated)
Available-for-sale
Due in one year or less	$1,007	$1,000	$862	$865
Due after one through five years	23,459	22,760	23,519	24,173
Due after five years through ten years	93,356	85,813	79,116	79,993
Due after ten years	51,147	43,237	49,565	50,627
Total	$168,969	$152,810	$153,062	$155,658

Equity securities – The company recognized a net loss of $362,000 and $4.0 million for the three and nine months ended September 30, 2022, respectively due to a decrease in fair value of equity securities. Equity securities were $14.4 million as of September 30, 2022, compared to $18.8 million as of December 31, 2021.

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

NOTE 13 – BORROWINGS

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

The following assets are measured at fair value on a recurring basis as of the dates indicated:

	Total	Level 1	Level 2	Level 3
September 30, 2022
U.S. Government Agencies	$1,506	$—	$1,506	$—
Municipal securities	19,303	—	19,303	—
Mortgage-backed securities	31,246	—	31,246	—
Collateralized mortgage obligations	25,885	—	25,885	—
SBA securities	4,612	—	4,612	—
Corporate bonds	70,258	—	70,258	—
Equity securities	14,403	14,403	—	—
Total	$167,213	$14,403	$152,810	$—

	Total	Level 1	Level 2	Level 3
December 31, 2021
U.S. Government Agencies	$1,510	$—	$1,510	$—
Municipal securities	24,123	—	24,123	—
Mortgage-backed securities	35,096	—	35,096	—
Collateralized mortgage obligations	27,506	—	27,506	—
SBA securities	6,088	—	6,088	—
Corporate bonds	61,335	—	61,335	—
Equity securities	18,777	18,777	—	—
Total	$174,435	$18,777	$155,658	$—

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

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

NOTE 18 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value disclosure for financial instruments:

	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
September 30, 2022
Financial assets:
Cash and cash equivalents	$224,681	$224,681	$224,681	$—	$—
Interest bearing deposits in banks	2,490	2,490	2,490	—	—
Investment securities available-for-sale	152,810	152,810	—	152,810	—
Equity securities	14,403	14,403	14,403	—	—
Investment in FHLB and FRB Stock	20,274	20,274	20,274	—	—
Loans held for sale	3,491	3,491	—	3,491	—
Loans, net	1,976,916	1,966,985	—	—	1,966,985
Accrued interest receivable	7,587	7,587	—	7,587	—
Financial liabilities:
Deposits	2,115,451	2,117,020	—	2,117,020	—
Junior subordinated deferrable interest debentures, net	8,464	7,775	—	—	7,775
Subordinated debt, net	63,669	63,669	—	63,669	—
Accrued interest payable	293	293	—	293	—
Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	102,713	102,398	—	—	102,398

	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
December 31, 2021
Financial assets:
Cash and cash equivalents	$379,687	$379,687	$379,687	$—	$—
Interest bearing deposits in banks	3,585	3,585	3,585	—	—
Investment securities available-for-sale	155,658	155,658	—	155,658	—
Equity securities	18,777	18,777	18,777	—	—
Investment in FHLB and FRB Stock	16,035	16,035	16,035	—	—
Loans held for sale	6,470	6,470	—	6,470	—
Loans, net	1,647,190	1,659,811	—	—	1,659,811
Accrued interest receivable	5,929	5,929	—	5,929	—
Financial liabilities:
Deposits	1,985,239	1,986,651	—	1,986,651	—
Junior subordinated deferrable interest debentures, net	8,403	8,612	—	—	8,612
Subordinated debt, net	63,542	63,542	—	63,542	—
Accrued interest payable	1,180	1,180	—	1,180	—
Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	104,139	103,824	—	—	103,824

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

Investment securities available for sale.  Investment debt securities, all of which are classified as available-for-sale, decreased $2.8 million, or 1.8%, to $152.8 million at September 30, 2022 from $155.7 million at December 31, 2021. The decrease primarily was due to fair value adjustments related to unrealized losses on investment securities available-for-sale of $19.2 million and the routine amortization and repayment of investment principal balances and securities called and matured, partially offset by the purchase of $25.7 million of investment securities during the nine months ended September 30, 2022.

Equity securities. Equity securities decreased $4.4 million, or 23.3% to $14.4 million at September 30, 2022 from $18.8 million at December 31, 2021. The decrease was primarily due to $4.4 million mark-to-market downward adjustment recorded during the nine months ended September 30, 2022.

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

Shareholders’ equity.  Shareholders’ equity increased $51.8 million, to $314.4 million at September 30, 2022 from $262.6 million at December 31, 2021. The increase in shareholders’ equity primarily was due to issuance of stock related to our acquisition of PEB and net income, partially offset by the repurchase of $13.5 million of common stock and $2.0 million of cash dividends. In addition, shareholder’s equity was adversely impacted by increasing unrealized losses on available for sale securities reflecting the increase in market interest rates during the year, resulting in a $13.7 million accumulated other comprehensive loss, net of tax, during the nine months ended September 30, 2022. During the nine months ended September 30, 2022, the Company repurchased a total of 668,755 shares of its common stock at a total cost of $13.5 million, or $19.15 per share, leaving 73,777 shares available for future purchases under the current stock repurchase plan. For additional information see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2022 and 2021

Earnings summary.  Net income was $7.0 million for the three months ended September 30, 2022, compared to $5.4 million for the three months ended September 30, 2021, an increase of $1.6 million or 28.8%. The increase was the result of a $7.0 million increase in net interest income, partially offset by a $717,000 increase in provision for loan losses, a $1.6 million decrease in noninterest income, a $2.2 million increase in noninterest expense and a $899,000 increase in provision for income taxes. Diluted earnings per share were $0.52 for the three months ended September 30, 2022, compared to diluted earnings per share of $0.51 for the three months ended September 30, 2021.

Net income was $16.1 million for the nine months ended September 30, 2022, compared to $15.3 million for the nine months ended September 30, 2021, an increase of $853,000, or 5.6%, primarily as a result of a $16.6 million increase in net interest income, partially offset by a $3.5 million decrease in noninterest income, a $23,000 increase in provision for loan losses, a $8.3 million increase in noninterest expense and a $1.3 million increase in provision for income taxes. Diluted earnings per share were $1.22 for the nine months ended September 30, 2022, compared to diluted earnings per share of $1.39 for the nine months ended September 30, 2021.

Our efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income before provision for loan losses and noninterest income, was 59.38% and 65.78% for the three and nine months ended September 30, 2022, compared to 63.82% and 66.40% for the three and nine months ended September 30, 2021. The improvement in the efficiency ratio during the three and nine months ended September 30, 2022 compared to the same period in 2021 was due to higher revenues.

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

Interest income on investment securities increased $478,000, or 44.3%, to $1.6 million during the three months ended September 30, 2022, compared to $1.1 million for the three months ended September 30, 2021, primarily due to higher average yields earned on investment securities and by a $53.0 million increase in the average balance of investment securities. The average yield on investment securities increased 12 basis point to 3.27% for the three months ended September 30, 2022 compared to 3.15% for the three months ended September 30, 2021.

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

Interest income for the nine months ended September 30, 2022 was $77.6 million, compared to $60.2 million for the nine months ended September 30, 2021, an increase of $17.3 million or 28.8%. The increase in interest income between the periods reflects increases in interest income on loans and, to a lesser extent, investment securities and federal funds sold and interest bearing balances in banks due to increases in the average balance of and yields earned on loans and investment securities available-for-sale, as well as an increase in the yield earned on federal funds sold and interest bearing balances in banks, partially offset by lower recognition of deferred loan fee income from SBA loan forgiveness related to PPP loans.

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

Interest income on investment securities increased $1.8 million, or 65.2%, to $4.5 million during the nine months ended September 30, 2022, compared to $2.7 million for the nine months ended September 30, 2021, primarily due a $66.1 million increase in the average balance of investment securities, as well as a higher average yields earned on investment securities. The average yield on investment securities increased 20 basis point to 3.21% for the nine months ended September 30, 2022 compared to 3.01% for the nine months ended September 30, 2021.

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

	Three months ended September 30,
	2022			2021
			Annualized			Annualized
	Average		Average	Average		Average
	Balance(1)	Interest	Yield	Balance(1)	Interest	Yield

	(Dollars in thousands)
Interest earning assets
Interest bearing deposits in banks	$234,627	$1,287	2.18%	$441,440	$198	0.18%
Investments securities	188,739	1,555	3.27%	135,721	1,077	3.15%
FHLB Stock	10,679	160	5.93%	8,385	125	5.93%
FRB Stock	9,592	125	5.19%	7,634	112	5.84%
Total loans	2,015,790	24,010	4.73%	1,626,946	18,451	4.50%
Total interest earning assets	2,459,427	27,137	4.38%	2,220,126	19,963	3.57%
Noninterest earning assets	135,399			142,666
Total average assets	$2,594,826			$2,362,792
Interest bearing liabilities
Savings	$126,923	44	0.14%	$121,928	41	0.13%
NOW accounts	335,037	80	0.10%	329,518	75	0.09%
Money market	645,340	750	0.46%	592,229	601	0.40%
Time deposits	262,234	513	0.78%	227,731	523	0.91%
Total interest bearing deposit accounts	1,369,534	1,387	0.40%	1,271,406	1,240	0.39%
Subordinated debt, net	63,644	896	5.58%	63,473	895	5.59%
Junior subordinated debentures, net	8,452	129	6.08%	8,371	86	4.06%
Other borrowings	—	—	—	—	—	—
Total interest bearing liabilities	1,441,630	2,412	0.66%	1,343,250	2,221	0.66%
Noninterest bearing deposits	801,871			734,641
Other noninterest bearing liabilities	28,941			28,499
Noninterest bearing liabilities	830,812			763,140
Total average liabilities	2,272,442			2,106,390
Average equity	322,384			256,402
Total average liabilities and equity	$2,594,826			$2,362,792
Net interest income		$24,725			$17,742

Interest rate spread (2)			3.72%			2.91%
Net interest margin (3)			3.99%			3.17%
Ratio of average interest earning assets to average interest bearing liabilities			170.60%			165.28%

(1)	Average balances are computed using average daily balances.
(2)	Interest rate spread is calculated as the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(3)	Net interest margin is calculated as net interest income divided by total average interest earning assets.

	Nine months ended September 30,
	2022			2021
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Cost	Balance(1)	Interest	Yield/Cost

	(Dollars in thousands)
Interest earning assets
Federal funds sold and interest bearing balances in banks	$337,565	$2,303	0.91%	$411,811	$479	0.16%
Investments securities available-for-sale	186,799	4,483	3.21%	120,734	2,714	3.01%
FHLB Stock	10,418	467	5.99%	8,136	346	5.69%
FRB Stock	8,998	387	5.75%	7,624	341	5.98%
Total loans	1,970,850	69,921	4.74%	1,614,608	56,348	4.67%
Total interest earning assets	2,514,630	77,561	4.12%	2,162,913	60,228	3.72%
Noninterest earning assets	140,575			141,084
Total average assets	$2,655,205			$2,303,997
Interest bearing liabilities
Savings	$125,829	130	0.14%	$118,326	123	0.14%
NOW accounts	346,230	246	0.09%	313,775	211	0.09%
Money market	694,599	2,321	0.45%	562,263	1,660	0.39%
Time deposits	286,500	1,613	0.75%	233,208	1,680	0.96%
Total deposit accounts	1,453,158	4,310	0.40%	1,227,572	3,674	0.40%
Subordinated debt, net	63,601	2,687	5.65%	63,431	2,686	5.66%
Junior subordinated debentures, net	8,431	319	5.06%	8,351	261	4.17%
Other borrowings	—	—	—%	2,308	—	—%
Total interest bearing liabilities	1,525,190	7,316	0.64%	1,301,662	6,621	0.68%
Noninterest bearing deposits	783,293			720,999
Other noninterest bearing liabilities	29,158			26,290
Noninterest bearing liabilities	812,451			747,289
Total average liabilities	2,337,641			2,048,951
Average equity	317,564			255,046
Total average liabilities and equity	$2,655,205			$2,303,997
Net interest income		$70,245			$53,607

Interest rate spread (2)			3.48%			3.04%
Net interest margin (3)			3.73%			3.31%
Ratio of average interest earning assets to average interest bearing liabilities			164.87%			166.17%

(1)	Average balances are computed using average daily balances.
(2)	Interest rate spread is calculated as the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(3)	Net interest margin is calculated as net interest income divided by total average interest earning assets.

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

Noninterest income.  Noninterest income decreased $1.6 million, or 40.6%, to $2.4 million for the three months ended September 30, 2022 compared to $4.0 million for the three months ended September 30, 2021. The decrease in noninterest income primarily was due to a $898,000 decrease in gain on sale of loans due to a decrease in the volume and premiums on SBA loans (guaranteed portion) sold, a $589,000 decrease in income from our investment in a Small Business Investment Company (“SBIC”) fund and a $362,000 increase in loss on equity securities. During the three months ended September 30, 2022, the Company sold $18.3 million of SBA loans (guaranteed portion), resulting in a gain on sale of $1.3 million, compared to the sale of $20.3 million of SBA loans (guaranteed portion) resulting in a gain on sale of $2.2 million during the three months ended September 30, 2021. Partially offsetting these decreases in noninterest income was a $206,000 increase in service charges and other loan fees.

Noninterest income decreased $3.5 million, or 40.3%, to $5.2 million for the nine months ended September 30, 2022 compared to $8.7 million for the nine months ended September 30, 2021. The decrease in noninterest income primarily was due to a $4.0 million loss on equity securities due to a mark-to-market downward adjustment on the fair value of equity securities, a $991,000 decrease in gain on sale of loans due to a decrease in the volume of loans sold and decrease in premiums realized and a $866,000 decrease in income from our investment in a SBIC fund. These decreases were partially offset by a $1.6 million bargain purchase gain related to the PEB Merger, as well as increases of $346,000 in service charges and other fees, $247,000 in loan servicing and other loan fees and $65,000 in other income and fees. During the nine months ended September 30, 2022, the Company sold $33.4 million of SBA loans (guaranteed portion), resulting in a gain on sale of $2.7 million, compared to the sale of $36.0 million of SBA loans (guaranteed portion) resulting in a gain on sale of $3.8 million during the nine months ended September 30, 2021.

The following table presents the key components of noninterest income for the periods indicated:

	Three months ended September 30,
	2022 (As Restated)	2021	$ Change	% Change

	(Dollars in thousands)
Gain on sale of loans	$1,278	$2,176	$(898)	(41.3)%
Loss on equity securities	(362)	—	(362)	N/M
Service charges and other fees	817	611	206	33.7
Loan servicing and other loan fees	488	458	30	6.6
Income on investment in SBIC fund	(63)	526	(589)	112.0
Other income and fees	224	236	(12)	(5.1)
Total noninterest income	$2,382	$4,007	$(1,625)	(40.6)%

N/M - Not meaningful

	Nine months ended September 30,
	2022 (As Restated)	2021	$ Change	% Change

	(Dollars in thousands)
Gain on sale of loans	$2,714	$3,705	$(991)	(26.7)%
Loss on equity securities	(3,971)	—	(3,971)	N/M
Service charges and other fees	2,165	1,819	346	19.0
Loan servicing and other loan fees	1,670	1,423	247	17.4
Income on investment in SBIC fund	155	1,021	(866)	(84.8)
Bargain purchase gain	1,665	—	1,665	N/M
Other income and fees	796	731	65	8.9
Total noninterest income	$5,194	$8,699	$(3,505)	(40.3)%

N/M - Not meaningful

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

Income taxes.  The provision for income taxes increased $867,000, or 43.8%, to $2.8 million for the three months ended September 30, 2022 compared to $2.0 million for the three months ended September 30, 2021. For the nine months ended September 30, 2022, income tax expense increased $173,000, or 3.0%, to $5.9 million, compared to $5.7 million for the nine months ended September 30, 2021. The Company’s effective tax rate was 29.0% and 26.8% for three and nine months ended September 30, 2022 compared to 26.8% and 27.2% for the three and nine months ended September 30, 2021, respectively. The effective tax rate was higher for the third quarter of 2022 compared to the same quarter a year ago due to accrual for non-deductible compensation expenses that were not present in 2021. The effective tax rate was lower for the nine months ended September 30, 2022 compared to the same period a year ago primarily due to the non-taxable bargain purchase gain in the first quarter 2022.

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

Recently, the Bank’s liquidity has been positively impacted by an increase in deposit levels. During the nine months ended September 30, 2022, deposits increased by $130.2 million, primarily due to the closing of the PEB Merger. Liquid assets in the form of cash and cash equivalents, time deposits in banks, and investment securities totaled $394.4 million at September 30, 2022. Management believes that our security portfolio is of high quality and the securities would therefore be marketable. Securities purchased during the three and nine months ended September 30, 2022, totaled $1.0 million and $25.7 million, respectively, and securities repayments, maturities and sales in the period were $3.7 million and $9.2 million, respectively. Certificates of deposit scheduled to mature in one year or less at September 30, 2022, totaled $158.9 million. It is management’s policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that most of our maturing certificates of deposit will remain with us.

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

The table below shows the capital ratios under the Basel III capital framework as of the dates indicated:

	At September 30, 2022		At December 31, 2021
	Amount	Ratio	Amount	Ratio
	(As Restated)
	(Dollars in thousands)
Leverage Ratio
BayCom Corp	$280,187	11.34%	$213,787	9.60%
Minimum requirement for "Well Capitalized"	123,570	5.00%	111,349	5.00%
Minimum regulatory requirement	98,856	4.00%	89,079	4.00%

United Business Bank	327,231	12.90%	250,624	10.87%
Minimum requirement for "Well Capitalized"	126,851	5.00%	115,295	5.00%
Minimum regulatory requirement	101,481	4.00%	92,236	4.00%

Common Equity Tier 1 Ratio
BayCom Corp	280,187	13.70%	213,787	12.31%
Minimum requirement for "Well Capitalized"	132,899	6.50%	112,856	6.50%
Minimum regulatory requirement	92,007	4.50%	78,131	4.50%

United Business Bank	327,231	16.16%	250,624	14.60%
Minimum requirement for "Well Capitalized"	131,634	6.50%	111,543	6.50%
Minimum regulatory requirement	91,131	4.50%	77,222	4.50%

Tier 1 Risk-Based Capital Ratio
BayCom Corp	289,672	14.17%	223,272	12.86%
Minimum requirement for "Well Capitalized"	163,568	8.00%	138,900	8.00%
Minimum regulatory requirement	122,676	6.00%	104,175	6.00%

United Business Bank	327,231	16.16%	250,624	14.60%
Minimum requirement for "Well Capitalized"	162,011	8.00%	137,283	8.00%
Minimum regulatory requirement	121,509	6.00%	102,962	6.00%

Total Risk-Based Capital Ratio
BayCom Corp	373,037	18.25%	306,287	17.64%
Minimum requirement for "Well Capitalized"	204,460	10.00%	173,625	10.00%
Minimum regulatory requirement	163,568	8.00%	138,900	8.00%

United Business Bank	345,596	17.07%	268,639	15.65%
Minimum requirement for "Well Capitalized"	202,514	10.00%	171,604	10.00%
Minimum regulatory requirement	162,011	8.00%	137,283	8.00%

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

The Company’s CEO and CFO concluded that based on their evaluation at September 30, 2022, the Company’s disclosure controls and procedures were not effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to BayCom Corp’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms. This conclusion was due to a material weakness in the Company’s internal control over financial reporting described below.

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

At the time of its purchase of the preferred equity securities for investment purposes, the Company inappropriately accounted for them as available for sale debt securities under ASC Topic 320 – Investments-Debt Securities. As such, the changes in the fair value of these securities were not recorded as part of net income but rather as a component of shareholders’ equity (in accumulated other comprehensive income, net of tax). However, as a result of subsequent research and third-party consultation, the Company determined that the securities should instead have been accounted for under ASC Topic 321 – Investments-Equity Securities. The result of this change in classification of the preferred equity securities is that the change in the fair value of the securities for the three and nine months ended September 30, 2022 should have been recorded in noninterest income on the condensed consolidated statements of income. The Company determined that this error constituted a “material weakness” in its internal control over financial reporting.

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

(b)       Changes in Internal Control Over Financial Reporting

There were no changes made to our internal control over financial reporting that occurred during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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