Form 10-K/A
period 2022-12-31
BayCom Corp
filed 2023-07-25
CIK 1730984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

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

EXPLANATORY NOTE REGARDING RESTATEMENT

BayCom, a California corporation, is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“Amended Report”) to reflect a restatement of the consolidated financial statements contained in the Company’s original Annual Report on Form 10-K for that fiscal year filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023 (the “Original Report”).

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

At the time of its purchase of the preferred equity securities for investment purposes, the Company inappropriately accounted for them as available for sale debt securities under Accounting Standards Codification (“ASC”) Topic 320 – Investments-Debt Securities. As such, the changes in the fair value of these securities were not recorded as part of net income but rather as a component of shareholders’ equity (in accumulated other comprehensive income, net of tax). However, as a result of subsequent research and third-party consultation, the Company determined that the securities should instead have been accounted for under ASC Topic 321 – Investments-Equity Securities. The result of this change in classification of the preferred equity securities is that the change in the fair value of the securities should have been recorded in noninterest income on the consolidated statements of income.

As disclosed in the Original Report, the Company recorded the change, net of taxes, in the fair value of preferred equity securities totaling $3.3 million for the year ended December 31, 2022 as part of Other Comprehensive loss, net of taxes, under ASC Topic 320 – Investments-Debt Securities rather than as part of noninterest income under ASC Topic 321 – Investments-Equity Securities. For additional information on the restatement, see Note 2 Restatement of Previously Issued Consolidated Financial Statements in the Notes to Consolidated Financial Statements contained in Part I, Item 8 of this Amended Report.

Items Amended in this Filing

We are filing this Amended Report in order to amend the following items of the Original Report to the extent necessary to reflect the adjustments discussed above and make corresponding revisions to the financial data appearing elsewhere in the Original Report:

•	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Part II, Item 8. Financial Statements and Supplementary Data

•	Part II, Item 9A. Controls and Procedures

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

Control Considerations

In connection with the above, our management has reassessed the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of December 31, 2022, and we have included applicable disclosure in Part II, Item 9A herein, “Controls and Procedures.” As described in Part II, Item 9A of this Amended Report, management identified a material weakness in our internal control over financial reporting, resulting in the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures and our internal control over financial reporting were not effective as of December 31, 2022. Management has taken steps, and is continuing to take steps, to remediate this material weakness, as described under “Remediation Plan and Status” in Part II, Item 9A of this Amended Report.

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

For additional information concerning our loan portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Financial Condition at December 31, 2022 and 2021 — Loans and “Note 5 – Loans” in the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

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

For additional information concerning our deposits, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Financial Condition at December 31, 2022 and 2021 — Deposits” and “Note 12 – Deposits” in the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

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

For additional information concerning our borrowings, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Financial Condition at December 31, 2022 and 2021 — Borrowings” and “Note 13 – Other Borrowings”, “Note 14. Junior Subordinated Deferrable Interest Debentures” and “Note 15 Subordinated Debt” in the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Investments

In addition to loans, we make other investments that conform to our investment policy as set by our Board of Directors. The primary objectives of our investment policy are to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements. Our current investment portfolio consists of obligations of U.S. government agencies or sponsored entities, including mortgage-backed securities, collateralized mortgage obligations, municipal securities, SBA securities, corporate bonds and equity securities. As of December 31, 2022, our investment portfolio totaled $154.0 million, with an average yield of 3.4% and an estimated duration of approximately 6.7 years.

Our investment policy is established by the Board of Directors. The investment policy is reviewed annually by the Bank’s Board of Directors and Asset/Liability Management Committee, who ensure compliance to the policy and also approve any change to the policy. All securities transactions are reported to the Board of Directors on a monthly basis. The overall objectives of the investment policy are to maintain a portfolio of high-quality investments to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low, and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. The policy dictates the criteria for classifying securities as either available for sale or held to maturity. The policy permits investment in various types of liquid assets permissible under applicable regulations, which include U.S. Treasury obligations, U.S. Government agency obligations, some certificates of deposit of insured banks, mortgage backed and mortgage related securities, corporate notes, municipal bonds, and equity securities. Investment in non-investment grade bonds and stripped mortgage-backed securities is not permitted under the policy.

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

As of December 31, 2022, the Bank met the requirements to be “Well Capitalized.” and the capital conservation buffer requirement. For additional information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 20 of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Schedules” contained in this report.

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

Mary Therese (Terry) Curley:  Ms. Curley, age 65, joined the Bank as Executive Vice President, and Director of Labor Service Division in April 2017, in connection with our acquisition of First ULB Corp and its wholly owned subsidiary, United Business Bank, FSB. In 2022 she was also appointed as Chief Credit Officer of the Bank. At her prior bank, Ms. Curley served as EVP/ Chief Credit Officer (2012 – 2017), SVP/Credit Administrator (2009 – 2012), Credit Card Administrator (2008 – 2009), SVP/Regional Sales Manager (2005 – 2009), VP/Branch Manager (2000 – 2005) and Business Development Officer (1995 – 2000). In 1992, Ms. Curley received a B.A. in Political, Legal and Economic Analysis from Mills College, Oakland, in California. In 2005, she earned a graduate certificate from the Pacific Coast Banking School at University of Washington, Seattle.

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

Our net income is also affected by noninterest income and noninterest expenses. Noninterest income consists of, among other things: (i) service charges on loans and deposits; (ii) gain on sale of loans; (iii) gain (loss) on equity securities and (iv) other noninterest income. Our noninterest income decreased $5.2 million during the year ended December 31,

2022, as compared to 2021, primarily attributable to a $4.6 million loss on equity securities due to a mark-to-market downward adjustment on the fair value of equity securities and a $2.0 million decrease in gain on sale of loans. Noninterest expense includes, among other things: (i) salaries and related benefits; (ii) occupancy and equipment expense; (iii) data processing; (iv) FDIC and state assessments; (v) outside and professional services; (vi) amortization of intangibles; and (vii) other general and administrative expenses. Our noninterest expenses increased $10.8 million during the year ended December 31, 2022, as compared to 2021. The increase was primarily attributable to a $6.7 million increase in salaries and employee benefits as a result of an increase in the number of full-time equivalent employees, reflecting our acquisition of PEB in February 2022, coupled with retention incentives and salary adjustments due to upward market pressure on wages in 2022. Noninterest income and noninterest expenses are impacted by the growth of our banking operations and growth in the number of loan and deposit accounts.

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

Comparison of Financial Condition at December 31, 2022 and 2021

Total assets.  Total assets increased $162.6 million, or 6.9%, to $2.5 billion at December 31, 2022 from $2.4 billion at December 31, 2021. The increase was primarily due to loans receivable, net, increasing $355.0 million, or 21.6%, as a result of the PEB Merger and new loan originations, partially offset by loan repayments and sales during the year. In addition, other assets increased $15.7 million or 52.5% and right-of-use assets (“ROU”) increased $4.4 million or 36.6%, partially offset by decreases in cash and cash equivalent of $202.9 million or 53.4% and investment securities available-for-sale of $1.7 million or 1.1%.

Cash and cash equivalents.  Cash and cash equivalents decreased $202.9 million, or 53.4%, to $176.8 million at December 31, 2022 from $379.7 million at December 31, 2021. The decrease primarily was due to $208.7 million decrease in federal funds sold and interest-bearing balances in banks, which was used to fund new loan originations and the managed run-off of higher cost time deposits.

Investment securities available for sale.  Investment debt securities, all of which are classified as available-for-sale, decreased $1.7 million, or 1.1%, to $154.0 million at December 31, 2022 from $155.7 million at December 31, 2021. The decrease primarily was due to a $19.3 million fair value adjustment related to unrealized losses on investment securities available-for-sale and $11.0 million in routine amortization and repayment of investment principal balances and securities called and matured, partially offset by the purchase of $28.9 million of investment securities during the year ended December 31, 2022.

Equity securities.  Equity securities decreased $5.0 million, or 26.7% to $13.8 million at December 31, 2022 from $18.8 million at December 31, 2021. The decrease was primarily due to a $4.6 million loss on equity securities resulting from a mark-to-market downward adjustment on the fair value of equity securities during the year ended December 31, 2022.

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

	Amount Due or Repricing Within:
	One Year		Over One		Over Five		Over
	or Less		to Five Years		to Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

	(Dollars in thousands)
U.S. Government Agencies	$1,505	4.28%	$—	—%	$—	—%	$—	—%	$1,505	4.28%
Municipal securities	1,155	2.20	5,902	2.11	10,888	1.37	3,154	4.27	21,099	2.06
Mortgage-backed securities	23	3.48	5,103	3.03	6,081	1.69	25,992	2.83	37,199	2.67
Collateralized mortgage obligations	2,310	3.23	4,623	3.63	3,658	2.26	17,562	2.04	28,153	2.43
SBA securities	1	4.12	264	5.96	1,044	2.77	3,072	4.76	4,381	4.36
Corporate bonds	—	—	3,000	5.00	73,400	4.28	1,500	5.69	77,900	4.33
Total	$4,994	3.31%	$18,892	3.29%	$95,071	3.68%	$51,280	2.85%	$170,237	3.37%

See “Note 4 – Investment Securities” in the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for additional information on our investment securities.

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

Troubled debt restructured loans.  Troubled debt restructurings, or TDRs, which are accounted for under ASC Topic 310-40, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a below market interest rate, a reduction in principal, or a longer term to maturity. TDR loans at December 31, 2022 totaled $6.3 million, of which $759,000 were accruing and performing according to their restructured terms compared to $2.4 million, of which $805,000 were accruing and performing according to their restructured terms at December 31, 2021. The accruing TDR loans are not considered nonperforming assets as they continue to accrue interest despite being considered impaired due to the restructured status. There was a related allowance for loan losses on the TDR loans of $393,000 and zero at December 31, 2022 and 2021, respectively.

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
$ 86,314

For additional information regarding our deposits, see “Note 12 – Deposits” of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

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

At December 31, 2022 and 2021, the Company had outstanding junior subordinated debt, net of marked-to-market, related to junior subordinated deferrable interest debentures assumed in connection with its previous acquisitions totaling $8.5 million and $8.4 million, respectively. For additional information, see “Note 14 — Junior Subordinated Deferrable Interest Debentures” in the Notes to the Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

At December 31, 2022, the Company had outstanding subordinated debt, net of costs to issue, totaling $63.7 million compared to $63.5 million at December 31, 2021. For additional information, see “Item 1–Business – Sources of Funds”, contained in this Form 10-K. See also, “Note 15 — Subordinated Debt” in the Notes to the Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

We are required to provide collateral for certain local agency deposits. At December 31, 2022 and December 31, 2021, the FHLB of San Francisco had issued a letter of credits on behalf of the Bank totaling $40.6 million and $42.0 million, respectively as collateral for local agency deposits.

Shareholders’ equity.  Shareholders’ equity increased $54.5 million, or 20.8%, to $317.1 million at December 31, 2022 from $262.6 million at December 31, 2021. The increase in shareholders’ equity was primarily due to the issuance of $64.1 million in Company common stock in PEB Merger and $23.7 million of net income, partially offset by the repurchase of $18.0 million of our common stock during 2022 and cash dividends of $2.7 million. In addition, shareholder’s equity was adversely impacted by increased unrealized losses on available for sale securities reflecting the increase in market interest rates during the year, resulting in $13.7 million accumulated other comprehensive loss, net of tax, for the year ended December 31, 2022. During the year ended December 31, 2022, the Company repurchased a total of 905,740 shares of its common stock at a total cost of $19.83 per share. At December 31, 2022, 481,792 shares remain available for future purchases under the current stock repurchase plan. For additional information related to our stock repurchases, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Stock Repurchases” contained in this Form 10-K.

Comparison of Operating Results for the Years Ended December 31, 2022 and 2021

Earnings summary.  We reported net income of $23.7 million for the year ended December 31, 2022, compared to $20.7 million for the year ended December 31, 2021, an increase of $3.0 million, or 14.7%. Net income for the year ended December 31, 2022 reflects a $23.9 million increase in net interest income, offset by a $4.0 million increase in provision for loan losses, a $5.2 million decrease in noninterest income, a $10.8 million increase in noninterest expense and a $919,000 increase in provision for income taxes. Diluted earnings per share were $1.81 for the year ended December 31, 2022, a decrease of $0.09 from diluted earnings per share of $1.90 for the year ended December 31, 2021.

Our efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income before provision for loan losses plus noninterest income, was 64.13% for the year ended December 31, 2022, compared to 65.57% for the year ended December 31, 2021. The improvement in the efficiency ratio during the year ended December 31, 2022 was primarily due the increase net interest income during 2022, partially offset by higher noninterest expense.

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

Interest income on investment securities increased $2.2 million, or 56.3%, to $6.1 million for the year ended December 31, 2022 from $3.9 million for the year ended December 31, 2021. The increase was primarily due to a $58.3 million increase in the average balance of investment securities and a 23 basis point increase in the yield on investment securities to 3.25% for the year ended December 31, 2022 from 3.02% for the year ended December 31, 2021.

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

	Year ended December 31,
	2022			2021			2020
			Annualized			Annualized			Annualized
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Cost	Balance(1)	Interest	Yield/Cost	Balance	Interest	Yield

	(Dollars in thousands)
Interest earning assets
Fed Funds sold and interest-bearing balances in banks	$297,430	$4,025	1.35%	$413,583	$666	0.16%	$246,474	$1,251	0.51%
Investments securities	186,974	6,085	3.25%	128,689	3,892	3.02%	119,015	2,962	2.56%
FHLB Stock	10,484	684	6.52%	8,198	494	6.02%	7,579	340	4.49%
FRB Stock	9,150	549	6.00%	7,629	458	6.00%	7,446	453	6.09%
Total loans	1,978,453	95,722	4.84%	1,623,068	76,099	4.69%	1,662,660	82,186	4.94%
Total interest earning assets	2,482,491	107,065	4.31%	2,181,167	81,609	3.74%	2,043,174	87,192	4.27%
Noninterest earning assets	138,187			140,632			145,342
Total average assets	$2,620,678			$2,321,799			$2,188,516
Interest bearing liabilities
Savings	$125,746	174	0.14%	$119,778	165	0.14%	$107,098	167	0.16%
NOW accounts	340,465	325	0.10%	320,568	287	0.09%	270,318	250	0.09%
Money market	664,993	3,238	0.49%	569,122	2,266	0.40%	529,402	2,721	0.51%
Time deposits	280,011	2,536	0.91%	230,103	2,157	0.94%	276,098	3,816	1.38%
Total deposit accounts	1,411,215	6,273	0.44%	1,239,571	4,875	0.39%	1,182,916	6,954	0.59%
Subordinated debt, net	63,623	3,582	5.63%	63,453	3,582	5.65%	24,938	1,405	5.64%
Junior subordinated debentures, net	8,442	496	5.87%	8,361	345	4.12%	8,280	390	4.71%
Other borrowings	—	—	—%	1,737	—	—%	5,272	150	2.84%
Total interest bearing liabilities	1,483,280	10,351	0.70%	1,313,122	8,802	0.67%	1,221,406	8,899	0.73%
Noninterest bearing deposits	789,825			725,443			670,136
Other noninterest bearing liabilities	30,039			26,652			41,104
Noninterest bearing liabilities	819,864			752,095			711,240
Total average liabilities	2,303,144			2,065,217			1,932,646
Average equity	317,534			256,582			255,869
Total average liabilities and equity	$2,620,678			$2,321,799			$2,188,516
Net interest income		$96,714			$72,807			$78,293

Interest rate spread (2)			3.61%			3.07%			3.54%
Net interest margin (3)			3.90%			3.34%			3.84%
Ratio of average interest earning assets to average interest bearing liabilities			167.36%			166.11%			167.00%
(1)	Average balances are average daily balances.
(2)	Interest rate spread is calculated as the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(3)	Net interest margin is calculated as net interest income divided by total average earning assets.

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

	Year ended December 31,			Year ended December 31,
	2022 compared to 2021			2021 compared to 2020
	Increase/(Decrease)			Increase/(Decrease)
	Attributable to			Attributable to
	Rate	Volume	Total	Rate	Volume	Total

	(Dollars in thousands)			(Dollars in thousands)
Interest earning assets
Fed funds sold and interest bearing balances in banks	$3,546	$(186)	$3,360	$(1,433)	$848	$(585)
Investments securities	430	1,762	2,192	689	241	930
FHLB stock and FRB stock	52	229	281	117	42	159
Total loans	2,960	16,663	19,623	(4,081)	(2,006)	(6,087)
Total interest income	6,988	18,468	25,456	(4,708)	(875)	(5,583)

Interest bearing liabilities
Savings	1	8	9	(22)	20	(2)
NOW accounts	20	18	38	(9)	46	37
Money market accounts	590	382	972	(659)	204	(455)
Time deposits	(90)	468	378	(1,022)	(636)	(1,658)
Total deposit accounts	521	876	1,397	(1,712)	(366)	(2,078)
Subordinated debt, net	—	—	—	(1,405)	3,582	2,177
Junior subordinated debentures, net	148	4	152	(50)	4	(46)
Other borrowings	—	—	—	(150)	—	(150)
Total interest expense	669	880	1,549	(3,317)	3,220	(97)
Net interest income	$6,319	$17,588	$23,907	$(1,391)	$(4,095)	$(5,486)

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

Noninterest income.  Noninterest income decreased $5.2 million, or 45.9%, to $6.1 million for the year ended December 31, 2022 compared to $11.3 million for the year ended December 31, 2021. The decrease in noninterest income was primarily due to a $4.6 million mark-to-market downward adjustment on the fair value on equity securities, a $2.0 million decrease in gain on sale of loans as a result of a decrease in the volume of loans sold and decrease in premiums realized and a $1.3 million decrease in income from our investment in a SBIC fund as a result of declining operating results throughout 2022, partially offset by a $1.7 million bargain purchase gain related to the PEB Merger, a $704,000 increase in service charges and other fees and a $343,000 increase in loan servicing and other loan fees due to higher transaction volumes. During the year ended December 31, 2022, the Company sold $34.0 million of SBA loans (the guaranteed portion), which generated a gain on sale of $2.7 million, compared to the sale of $45.8 million of SBA loans (the guaranteed portion) with a gain on sale of $4.8 million for the year ended December 31, 2021.

The following table presents the key components of noninterest income for the years ended December 31, 2022 and 2021.

	December 31,		Increase	Increase
	2022 (as Restated)	2021	(Decrease)	(Decrease)

	(Dollars in thousands)
Gain on sale of loans	$2,747	$4,795	$(2,048)	(42.7)%
Loss on equity securities	(4,573)	—	(4,573)	N/M
Service charges and other fees	3,107	2,403	704	29.3
Loan servicing and other loan fees	2,176	1,833	343	18.7
Income on investment in SBIC fund	(70)	1,274	(1,344)	(105.5)
Bargain purchase gain	1,665	—	1,665	N/M
Other income and fees	1,048	963	85	8.9
Total noninterest income	$6,100	$11,268	$(5,168)	(45.9)%

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

Income taxes.   Income tax expense increased $919,000, or 14.7%, to $8.7 million for the year ended December 31, 2022 from $7.8 million for the year ended December 31, 2021, reflecting an increase in pre-tax income for the period ended December 31, 2022. The Company’s effective tax rate was 26.8% for the year ended December 31, 2022 compared to 27.3% for 2021. The effective tax rate for the year ended December 31, 2022 was impacted by the non-taxable bargain purchase gain in the first quarter 2022, partially offset by accrual for non-deductible compensation expenses that were not present in 2021.

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

Interest income on investment securities increased $930,000 as a result of a $9.7 million, increase in the average balance of investment securities and 46 basis point increase in the yield on such securities to 3.02% for the year ended December 31, 2021 from 2.56% for the year ended December 31, 2020. Interest income on fed funds sold and interest-bearing balances in banks decreased $585,000 due to a 35 basis point decline in the yield on interest bearing deposits to 0.16% for the year ended December 31, 2021 from 0.51% for the year ended December 31, 2020, partially offset by a $9.7 million increase in the average balance of fed funds sold and interest bearing balances in banks during 2021 compared to 2020.

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

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run off that may occur in the normal course of business. We rely on a number of different sources in order to meet our potential liquidity demands. Our primary sources of funds are deposits, principal and interest payments on loans and investment securities and proceeds from sale of loans. During the years ended December 31, 2022, 2021 and 2020, the Bank sold $34.0 million, $45.8 million and $24.0 million in loans and loan participation interests, respectively. During the years ended December 31, 2022, 2021 and 2020, the Bank received $469.6 million, $490.3 million and $284.4 million in principal repayments, respectively.

While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions, and competition.

During the years ended December 31, 2022 and 2021, deposits increased by $100.2 million, and $146.8 million, respectively, partially offset by a decrease in liquid assets in the form of cash and cash equivalents, time deposit in banks and investment securities to $346.8 million at December 31, 2022 from $557.7 million at December 31, 2021. Management believes that our security portfolio is of high quality and the securities would therefore be marketable. Securities purchased during the years ended December 31, 2022 and 2021, excluding FHLB and FRB stock, totaled $28.9 million and $91.0 million, respectively, and securities repayments, maturities and sales in those periods were $11.1 million, and $28.0 million, respectively. Certificates of deposit scheduled to mature in one year or less at December 31, 2022, totaled $221.4 million. It is management’s policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that most of our maturing certificates of deposit will remain with us.

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

Liquidity management is both a daily and long-term function of the Company’s management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer-term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and U.S. agency securities. We use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. Loan commitments and letters of credit were $97.5 million and $104.1 million, including $5.3 million and $3.2 million of undisbursed construction and development loan commitments, at December 31, 2022 and 2021, respectively. For information regarding our commitments, see “Note 17 - Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10 K.

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

In addition, at December 31, 2022, we had other future obligations and accrued expenses of $33.7 million. As of December 31, 2023, we project that our future commitments will include $17.2 million of operating lease payments. There are $4.1 million of scheduled interest payments due on Notes and junior subordinate debentures in 2023 (excluding any other borrowings that may be made after December 31, 2022). In addition, at December 31, 2022, there were other future obligations and accrued expenses of $26.5 million. For information regarding our operating leases, see “Note 8, Leases” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K. We believe that our liquid assets combined with the available lines of credit provide adequate liquidity to meet our current financial obligations for at least the next 12 months.

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

The table below shows the capital ratios under the Basel III capital framework as of the dates indicated:

					Minimum
			Minimum		Regulatory
			Regulatory		Requirement for
	Actual		Requirement		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(As Restated)	(As Restated)
	(Dollars in thousands)
BayCom Corp
As of December 31, 2022
Tier 1 leverage ratio	$283,431	11.79%	$96,316	4.00%	$120,395	5.00%
Common equity tier 1 capital	283,431	13.68	93,218	4.50	134,648	6.50
Tier 1 capital to risk-weighted assets	292,916	14.14	124,291	6.00	165,721	8.00
Total capital to risk-weighted assets	377,131	18.21	165,721	8.00	207,151	10.00
United Business Bank
As of December 31, 2022
Tier 1 leverage ratio	$336,667	13.64%	$98,722	4.00%	$123,402	5.00%
Common equity tier 1 capital	336,667	16.42	92,245	4.50	133,242	6.50
Tier 1 capital to risk-weighted assets	336,667	16.42	122,993	6.00	163,991	8.00
Total capital to risk-weighted assets	355,882	17.36	163,991	8.00	204,988	10.00

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

For additional information see “Item 1. Business — Supervision and Regulation — United Business Bank — Capital Requirements” and Note 20, “Regulatory Matters” in the Notes to the Consolidated Financial Statements, included in “Item 8. Financial Statements and Supplementary Data”, within this Form 10-K.

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

Restatement of the Financial Statements

As discussed in Note 2 to the consolidated financial statements, the 2022 consolidated financial statements have been restated.

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

/s/ Moss Adams LLP

Sacramento, California

March 30, 2023, except for the effects of the restatement described in Notes 2, 3, 4, 16, 20, 23, 24 and 25, as to which the date is July 25, 2023

We have served as the Company’s auditor since 2018.

BAYCOM CORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2022 and 2021

(In thousands, except for share data)

	December 31,	December 31,
	2022	2021
	(As Restated)
ASSETS
Cash due from banks	$26,980	$21,178
Federal funds sold and interest-bearing balances in banks	149,835	358,509
Cash and cash equivalents	176,815	379,687
Time deposits in banks	2,241	3,585
Investment securities available-for-sale	154,004	155,658
Equity securities	13,757	18,777
Federal Home Loan Bank ("FHLB") stock, at par	10,679	8,385
Federal Reserve Bank ("FRB") stock, at par	9,602	7,650
Loans held for sale	2,380	6,470
Loans, net of allowance for loan losses of $18,900 at December 31, 2022 and $17,700 at December 31, 2021	2,002,224	1,647,190
Premises and equipment, net	13,278	14,370
Other real estate owned ("OREO")	21	21
Core deposit intangible, net	5,201	6,489
Cash surrender value of bank owned life insurance ("BOLI") policies, net	22,193	21,590
Right-of-use assets ("ROU"), net	16,569	12,127
Goodwill	38,838	38,838
Interest receivable and other assets	45,532	29,860
Total assets	$2,513,334	$2,350,697
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest and interest bearing deposits	$2,085,479	$1,985,239
Junior subordinated deferrable interest debentures, net	8,484	8,403
Subordinated debt, net	63,711	63,542
Salary continuation plan	4,840	4,393
Lease liabilities	17,138	12,657
Interest payable and other liabilities	16,533	13,856
Total liabilities	2,196,185	2,088,090
Commitments and contingencies (Note 17)
Shareholders' equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding at both December 31, 2022 and December 31, 2021	—	—
Common stock, no par value; 100,000,000 shares authorized; 12,838,462 and 10,680,386 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	204,301	157,098
Additional paid in capital	287	287
Accumulated other comprehensive (loss) income, net of tax	(11,561)	2,166
Retained earnings	124,122	103,056
Total shareholders’ equity	317,149	262,607
Total liabilities and shareholders’ equity	$2,513,334	$2,350,697

The accompanying notes are an integral part of the consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2022, 2021 and 2020

(In thousands, except for share and per share data)

	2022	2021	2020
	(As Restated)
Interest income:
Loans, including fees	$95,722	$76,099	$82,186
Investment securities	6,085	3,893	2,962
Fed funds sold and interest-bearing balances in banks	4,025	665	1,251
FHLB dividends	684	494	340
FRB dividends	549	458	453
Total interest and dividend income	107,065	81,609	87,192
Interest expense:
Deposits	6,273	4,875	6,954
Subordinated debt	3,582	3,582	1,405
Junior subordinated debt	496	345	540
Total interest expense	10,351	8,802	8,899
Net interest income	96,714	72,807	78,293
Provision for loan losses	4,441	466	10,320
Net interest income after provision for loan losses	92,273	72,341	67,973
Noninterest income:
Gain on sale of loans	2,747	4,795	1,835
Loss on equity securities	(4,573)	—	—
Service charges and other fees	3,107	2,403	2,548
Loan servicing and other loan fees	2,176	1,833	2,465
(Loss) income on investment in Small Business Investment Company (“SBIC”) fund	(70)	1,274	875
Bargain purchase gain	1,665	—	—
Other income and fees	1,048	963	1,052
Total noninterest income	6,100	11,268	8,775
Noninterest expense:
Salaries and employee benefits	40,480	33,761	33,942
Occupancy and equipment	8,384	7,384	7,088
Data processing	6,969	5,565	8,221
Other expense	10,102	8,419	9,268
Total noninterest expense	65,935	55,129	58,519
Income before provision for income taxes	32,438	28,480	18,229
Provision for income taxes	8,708	7,789	4,503
Net income	$23,730	$20,691	$13,726
Earnings per common share:
Basic earnings per common share	$1.81	$1.90	$1.15
Weighted average shares outstanding	13,124,179	10,882,344	11,965,245

Diluted earnings per common share	$1.81	$1.90	$1.15
Weighted average shares outstanding	13,124,179	10,882,344	11,965,245

The accompanying notes are an integral part of the consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31, 2022, 2021 and 2020

(In thousands)

	2022	2021	2020
	(As Restated)
Net income	$23,730	$20,691	$13,726
Other comprehensive (loss) income:
Change in unrealized (loss) gain on available-for-sale securities	(19,275)	(740)	2,024
Deferred tax benefit (expense)	5,548	209	(578)
Other comprehensive (loss) gain income, net of tax	(13,727)	(531)	1,446
Total comprehensive income	$10,003	$20,160	$15,172

The accompanying notes are an integral part of the consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended December 31, 2022, 2021 and 2020

(In thousands, except for share data)

				Accumulated
		Common	Additional	Other		Total
	Number of	Stock	Paid in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Capital	Income/(Loss)	Earnings	Equity
Balance, January 1, 2020	12,444,632	$184,043	$287	$1,251	$68,639	$254,220
Net income					13,726	13,726
Other comprehensive income, net				1,446		1,446
Restricted stock granted	129,066					—
Restricted stock forfeited	(1,432)					—
Stock based compensation		1,456				1,456
Repurchase of shares	(1,276,869)	(18,257)				(18,257)
Balance, December 31, 2020	11,295,397	167,242	287	2,697	82,365	252,591
Net income					20,691	20,691
Other comprehensive loss, net				(531)		(531)
Restricted stock granted	36,415					—
Restricted stock forfeited	(2,692)					—
Stock based compensation		1,407				1,407
Repurchase of shares	(648,734)	(11,551)				(11,551)
Balance, December 31, 2021	10,680,386	157,098	287	2,166	103,056	262,607
Net income					23,730	23,730
Other comprehensive loss, net				(13,727)		(13,727)
Restricted stock granted	33,091					—
Restricted stock forfeited	(1,854)					—
Cash dividends of $0.05 per share					(2,664)	(2,664)
Stock based compensation		1,022				1,022
Issuance of common shares to acquire Pacific Enterprise Bancorp	3,032,579	64,140				64,140
Repurchase of shares	(905,740)	(17,959)				(17,959)
Balance, December 31, 2022 (As Restated)	12,838,462	$204,301	$287	$(11,561)	$124,122	$317,149

The accompanying notes are an integral part of the consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2022, 2021 and 2020

(In thousands)

	2022	2021	2020
	(As Restated)
Cash flows from operating activities:
Net income	$23,730	$20,691	$13,726
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,441	466	10,320
(Decrease) increase in deferred tax assets	(1,712)	117	(2,538)
Accretion on acquired loans	(375)	(1,262)	(5,100)
Gain on sale of loans	(2,747)	(4,795)	(1,835)
Gain on sale of securities	—	(41)	—
Proceeds from sale of loans	42,515	45,846	23,953
Loans originated for sale	(33,957)	(54,577)	(32,635)
Loss on sale of premises, net	—	(12)	(40)
Gain on sale of OREO	—	(15)	(86)
Bargain purchase gain	(1,665)	—	—
Accretion on junior subordinated debentures	81	251	80
Increase in cash surrender value of life insurance policies	(603)	(680)	(666)
Amortization/accretion of premiums/discounts on investment securities, net	592	499	689
Loss on equity securities	4,573	—	—
Depreciation and amortization	1,975	2,043	1,864
Core deposit intangible amortization	2,044	1,813	1,832
Stock based compensation expense	1,022	1,407	1,456
(Decrease) increase in deferred loan origination fees, net	(1,821)	(1,944)	3,396
Increase in interest receivable and other assets	(2,342)	(2,553)	(1,155)
Increase in salary continuation plan, net	447	384	351
Increase (decrease) in interest payable and other liabilities	3,414	2,791	(3,615)
Net cash provided by operating activities	39,612	10,429	9,997
Cash flows from investing activities:
Proceeds from maturities of interest bearing deposits in banks	1,344	4,133	10,061
Purchase of investment securities	(28,878)	(91,024)	(21,195)
Proceeds from the maturities, repayments and calls of investment securities	11,052	27,955	31,215
Proceeds from the sales of investment securities	63	3,026	—
Purchase of Federal Home Loan Bank stock	—	(648)	(398)
Purchase of Federal Reserve Bank stock	(1,010)	(45)	(874)
Increase (decrease) in loans, net	53,789	(2,918)	(82,215)
Proceeds from sale of premises	—	46	660
Proceeds from sale of OREO	—	422	736
Purchase of equipment and leasehold improvements, net	(843)	(1,309)	(3,215)
Net cash received (paid) for acquisitions	18,423	—	(8,432)
Net cash provided by (used in) investing activities	53,940	(60,362)	(73,657)

The accompanying notes are an integral part of the consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

For the years ended December 31, 2022, 2021 and 2020

(In thousands)

	2022	2021	2020
	(As Restated)
Cash flows from financing activities:
(Decrease) increase in noninterest and interest bearing deposits	(30,954)	168,389	111,241
(Decrease) increase in time deposits, net	(245,491)	(21,547)	(92,174)
Repayment of junior subordinated debentures	—	—	(1,575)
Proceeds from issuance of subordinated debt, net	—	—	63,372
Advances from Federal Home Loan Bank	—	—	110,000
Repayment of Federal Home Loan Bank borrowings	—	(5,000)	(105,000)
Increase in other borrowings	—	—	6,000
Repayment of other borrowings	—	—	(6,000)
Repurchase of common stock	(17,959)	(11,551)	(18,257)
Dividends paid on common stock	(2,020)	—	—
Net cash (used in) provided by financing activities	(296,424)	130,291	67,607
(Decrease) increase in cash and cash equivalents	(202,872)	80,358	3,947
Cash and cash equivalents at beginning of period	379,687	299,329	295,382
Cash and cash equivalents at end of period	$176,815	$379,687	$299,329

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$10,246	$9,013	$9,214
Income taxes paid, net	7,648	7,100	8,071
Non-cash investing and financing activities:
Change in unrealized (loss) gain on available-for-sale securities, net of tax	$(13,727)	$(531)	$1,446
Transfer of loans to other real estate owned	—	—	505
Recognition of ROU assets	3,256	645	760
Recognition of lease liability	3,261	652	707
Cash dividends declared on common stock not yet paid	(644)	—	—

Acquisition:
Assets acquired, net of cash received	$440,785	$—	$109,429
Liabilities assumed	380,055	—	120,409
Cash consideration	275	—	13,886
Common stock issued	64,140	—	—

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

The Company has two subsidiary grantor trusts, First ULB Statutory Trust I (“FULB Trust”) and Bethlehem Capital Trust (“BFC Trust”) (collectively, the “Trusts”) which were established in connection with the issuance of trust preferred securities (see Note 14). In accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), the accounts and transactions of the Trusts are not included in the accompanying consolidated financial statements. The Trusts were acquired through acquisitions.

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

The acquired assets and assumed liabilities, both tangible and intangible for all acquisitions were measured at estimated fair values, as required by the acquisition method of accounting for business combinations Financial Accounting Standards Board (“FASB”) ASC 805, Business Combinations. Management made significant estimates and exercised significant judgment in accounting for the acquisition. For additional information, see “Note 3-Acquisitions.”

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

Investment debt securities available-for-sale

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

Investment Equity Securities

Equity securities include marketable preferred stock. These securities are carried at estimated fair value with changes in unrealized holding gains and losses reported as part of non-interest income on the consolidated statement of income. Gains and losses on the sale of equity securities are determined using the specific identification method. The amortization of premiums and accretion of discounts are recognized as adjustments to interest income over the period to maturity.

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

2.RESTATEMENT OF THE CONSOLIDATED FINANCIAL STATEMENTS

On July 18, 2023, the Audit Committee of BayCom Corp (the “Company”) concluded that the Company’s previously issued unaudited interim consolidated financial statements for period ended March 31, 2023 and the consolidated financial statements for the year ended December 31, 2022, as well as for the unaudited interim periods included in that fiscal year (the “Restated Periods”), should no longer be relied upon because of errors related to the accounting for unrealized losses on preferred equity securities that resulted in material misstatements of noninterest income and accumulated other comprehensive income.

At the time of its purchase of the preferred equity securities for investment purposes, the Company inappropriately accounted for them as available-for-sale debt securities under ASC Topic 320 – Investments-Debt Securities. As such, the changes in the fair value of these securities were not recorded as part of net income but rather as a component of shareholders’ equity (in accumulated other comprehensive income, net of tax). However, as a result of subsequent research and third-party consultation, the Company determined that the securities should instead have been accounted for under ASC Topic 321 – Investments-Equity Securities. The result of this change in classification of the preferred equity securities is that the change in the fair value of the securities should have been recorded in noninterest income in the consolidated statements of income.

As disclosed in the Original Report, the Company recorded the change, net of taxes, in the fair value of preferred equity securities totaling $3.3 million for the year ended December 31, 2022 as part of Other Comprehensive loss, net of taxes, under ASC Topic 320 – Investments-Debt Securities rather than as part of noninterest income under ASC Topic 321 – Investments-Equity Securities.

In addition to the below, various footnotes reflect the effects of these restatements, including but not limited to, Note 3, Acquisitions; Note 4, Investment Securities; Note 16, Income Taxes; Note 20, Regulatory Matters and Note 25, Parent Company Only.

The tables below show the effects of the Restatement on the Company’s consolidated balance sheet, consolidated statement of income, consolidated statement of comprehensive income, consolidated statement of changes in shareholders’ equity, and consolidated statement of cash flows for the year ended December 31, 2022 (in thousands, except for per share data):

	December 31, 2022
Consolidated Balance Sheet	(As Previously Reported)	Adjustments	(As Restated)
ASSETS
Cash and due from banks	$26,980	$—	$26,980
Federal funds sold	149,835	—	149,835
Cash and cash equivalents	176,815	—	176,815
Interest bearing deposits in banks	2,241	—	2,241
Investment securities available-for-sale	167,761	(13,757)	154,004
Equity securities	—	13,757	13,757
Federal Home Loan Bank ("FHLB") stock, at par	10,679	—	10,679
Federal Reserve Bank ("FRB") stock, at par	9,602	—	9,602
Loans held for sale	2,380	—	2,380
Loans, net of allowance for loan losses of $18,900 at December 31, 2022 and $17,700 December 31, 2021	2,002,224	—	2,002,224
Premises and equipment, net	13,278	—	13,278
Other real estate owned ("OREO")	21	—	21
Core deposit intangible, net	5,201	—	5,201
Cash surrender value of bank owned life insurance ("BOLI") policies, net	22,193	—	22,193
Right-of-use assets ("ROU"), net	16,569	—	16,569
Goodwill	38,838	—	38,838
Interest receivable and other assets	45,532	—	45,532
Total assets	$2,513,334	$—	$2,513,334
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest and interest bearing deposits	$2,085,479	$—	$2,085,479
Junior subordinated deferrable interest debentures, net	8,484	—	8,484
Subordinated debt, net	63,711	—	63,711
Salary continuation plan	4,840	—	4,840
Lease liabilities	17,138	—	17,138
Interest payable and other liabilities	16,533	—	16,533
Total liabilities	2,196,185	—	2,196,185
Commitments and contingencies (Note 17)
Shareholders' equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding at both December 31, 2022 and December 31, 2021	—	—	—
Common stock, no par value; 100,000,000 shares authorized; 12,838,462 and 10,680,386 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	204,301	—	204,301
Additional paid in capital	287	—	287
Accumulated other comprehensive loss, net of tax	(14,818)	3,257	(11,561)
Retained earnings	127,379	(3,257)	124,122
Total shareholders’ equity	317,149	—	317,149
Total liabilities and shareholders’ equity	$2,513,334	$—	$2,513,334

	Year ended December 31, 2022
Consolidated Statement of Income	(As Previously Reported)	Adjustments	(As Restated)
Interest income:
Loans, including fees	$95,722	$—	$95,722
Investment securities	6,085	—	6,085
Fed funds sold and interest-bearing balances in banks	4,025	—	4,025
FHLB dividends	684	—	684
FRB dividends	549	—	549
Total interest and dividend income	107,065	—	107,065
Interest expense:
Deposits	6,273	—	6,273
Subordinated debt	3,582	—	3,582
Other borrowings	496	—	496
Total interest expense	10,351	—	10,351
Net interest income	96,714	—	96,714
Provision for loan losses	4,441	—	4,441
Net interest income after provision for loan losses	92,273	—	92,273
Noninterest income:
Gain on sale of loans	2,747	—	2,747
Loss on equity securities	—	(4,573)	(4,573)
Service charges and other fees	3,107	—	3,107
Loan servicing and other loan fees	2,176	—	2,176
Gain on sale of premises	—	—	—
Income on investment in Small Business Investment Company (“SBIC”) fund	(70)	—	(70)
Gain on sale of OREO	—	—	—
Bargain purchase gain	1,665	—	1,665
Other income and fees	1,048	—	1,048
Total noninterest income	10,673	(4,573)	6,100
Noninterest expense:
Salaries and employee benefits	40,480	—	40,480
Occupancy and equipment	8,384	—	8,384
Data processing	6,969	—	6,969
Other expense	10,102	—	10,102
Total noninterest expense	65,935	—	65,935
Income before provision for income taxes	37,011	(4,573)	32,438
Provision for income taxes	10,024	(1,316)	8,708
Net income	$26,987	$(3,257)	$23,730
Earnings per common share:
Basic earnings per common share	$2.06	$(0.25)	$1.81
Weighted average shares outstanding	13,124,179	13,124,179	13,124,179

	Year ended ended December 31, 2022
Consolidated Statement of Comprehensive Income	(As Previously Reported)	Adjustments	(As Restated)
Net income	$26,987	$(3,257)	$23,730
Other comprehensive loss:
Change in unrealized loss on available-for-sale securities	(23,848)	4,573	(19,275)
Deferred tax benefit	6,864	(1,316)	5,548
Other comprehensive loss, net of tax	(16,984)	3,257	(13,727)
Total comprehensive income	$10,003	$—	$10,003

	Year ended December 31, 2022
Consolidated Statement of Cash Flow Changes	(As Previously Reported)	Adjustments	(As Restated)
Cash flows from operating activities:
Net income	$26,987	(3,257)	23,730
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in deferred tax assets	(396)	(1,316)	(1,712)
Loss on equity securities	—	4,573	4,573
Net cash provided by operating activities	39,612	—	39,612

Non-cash investing and financing activities:
Change in unrealized loss on available-for-sale securities, net of tax	$(16,984)	$3,257	$(13,727)

3.            ACQUISITIONS

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

The following table presents the net assets acquired and the estimated fair value adjustments, which resulted in goodwill at the acquisition date:

PEB
Acquisition
Date
February 1, 2022
Book value of net assets acquired	$61,469
Fair value adjustments:
Loans, net	5,840
Premises and equipment, net	26
Core deposit intangible	756
Time deposits	(869)
Reserve for unfunded commitments	283
Write-up right-of-use asset	439
Total purchase accounting adjustments	6,475

Tax effect of purchase accounting adjustments at 28.8%	(1,864)
Fair value of assets acquired	66,080
Value of stock issued/cash paid for stock options	64,415
Bargain purchase gain	$(1,665)

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

Unaudited pro forma net interest income, net income and earnings per share are presented below:

	December 31,	December 31,
	2022 (As Restated)	2020
Net interest income	$97,566	$99,278
Net income	20,992	28,104
Basic earnings per share	$1.56	$2.01
Diluted earnings per share	1.56	2.01

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

4.            INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale at the dates indicated are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
December 31, 2022 (As Restated)
U.S. Government Agencies	$1,505	$—	$—	$1,505
Municipal securities	21,099	2	(1,544)	19,557
Mortgage-backed securities	37,199	23	(4,212)	33,010
Collateralized mortgage obligations	28,153	—	(2,729)	25,424
SBA securities	4,381	19	(95)	4,305
Corporate bonds	77,900	156	(7,853)	70,203
Total	$170,237	$200	$(16,433)	$154,004

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
December 31, 2021
U.S. Government Agencies	$1,510	$—	$—	$1,510
Municipal securities	23,646	493	(16)	24,123
Mortgage-backed securities	33,973	1,333	(210)	35,096
Collateralized mortgage obligations	27,228	436	(158)	27,506
SBA securities	6,055	53	(20)	6,088
Corporate bonds	60,650	851	(166)	61,335
Total	$153,062	$3,166	$(570)	$155,658

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

The estimated fair value and gross unrealized losses for securities available-for-sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position at the dates indicated are as follows:

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
December 31, 2022 (As Restated)
Municipal securities	1,147	(8)	16,843	(1,536)	17,990	(1,544)
Mortgage-backed securities	23	—	31,291	(4,212)	31,314	(4,212)
Collateralized mortgage obligations	2,284	(26)	23,140	(2,703)	25,424	(2,729)
SBA securities	—	—	1,416	(95)	1,416	(95)
Corporate bonds	—	—	64,797	(7,853)	64,797	(7,853)
Total	$3,454	$(34)	$137,487	$(16,399)	$140,941	$(16,433)

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
December 31, 2021
Municipal securities	$3,932	$(16)	$—	$—	$3,932	$(16)
Mortgage-backed securities	2,954	(111)	2,133	(99)	5,087	(210)
Collateralized mortgage obligations	9,236	(108)	1,605	(50)	10,841	(158)
SBA securities	134	—	1,058	(20)	1,192	(20)
Corporate bonds	23,084	(166)	—	—	23,084	(166)
Total	$39,340	$(401)	$4,796	$(169)	$44,136	$(570)

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

At December 31, 2022, the Company held 333 investment securities, of which 102 were in an unrealized loss position for more than twelve months and 174 were in an unrealized loss position for less than twelve months. These temporary unrealized losses relate principally to current interest rates for similar types of securities. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

The amortized cost and estimated fair value of securities available-for-sale at the dates indicated by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2022		December 31, 2021
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
	(As Restated)	(As Restated)
Available-for-sale
Due in one year or less	$4,994	$4,960	$862	$865
Due after one through five years	18,892	17,925	23,519	24,173
Due after five years through ten years	95,071	85,482	79,116	79,993
Due after ten years	51,280	45,637	49,565	50,627
Total	$170,237	$154,004	$153,062	$155,658

At December 31, 2022 and 2021, there were no securities pledged.

Equity securities – The Company recognized a net loss of $4.6 million for the year ended December 31, 2022 due to a mark-to-market downward adjustment in fair value of equity securities, compared to none for the year ended December 31, 2021. Equity securities were $13.8 million as of December 31, 2022, compared to $18.8 million as of December 31, 2022.

5.            LOANS

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

6.            ALLOWANCE FOR LOAN LOSSES

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

7.            PREMISES AND EQUIPMENT

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

8.            LEASES

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

9.            OTHER REAL ESTATE OWNED

Other real estate owned as of the dates indicated consisted of the following:

	December 31,	December 31,
	2022	2021
Land	$21	$21
Total	$21	$21

As of December 31, 2022, there were two residential mortgage loans in the process of foreclosure totaling $248,000, compared to two residential mortgage loans in the process of foreclosure totaling $1.0 million at December 31, 2021.

10.            GOODWILL AND INTANGIBLE ASSETS

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

11.         INTEREST RECEIVABLE AND OTHER ASSETS

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

12.          DEPOSITS

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

13.          OTHER BORROWINGS

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

14.          JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

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

15.          SUBORDINATED DEBT

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

16.          INCOME TAXES

Income tax expense for the dates indicated consisted of the following:

	Year Ended December 31,
	2022	2021	2020
	(As Restated)
Current income tax expense:
Federal	$5,990	$5,122	$3,718
State	3,638	2,572	2,487
Total current tax expense	9,628	7,694	6,205
Deferred income tax expense (benefit):
Federal	(402)	(95)	(895)
State	(518)	190	(807)
Total deferred tax expense (benefit)	(920)	95	(1,702)
Total income tax expense	$8,708	$7,789	$4,503

Income tax expense results in effective tax rates that differ from the statutory federal income tax rate for the years indicated as follows:

	December 31, 2022		December 31, 2021		December 31, 2020
	Amount	Rate%	Amount	Rate%	Amount	Rate%
	(As Restated)	(As Restated)
Federal statutory tax rate	$6,812	21.00%	$5,981	21.00%	$3,828	21.00%
State statutory tax rate, net of federal effective tax rate	2,465	7.60	2,182	7.66	1,327	7.28
Tax exempt interest	(94)	(0.29)	(80)	(0.28)	(81)	(0.44)
Bank owned life insurance	(124)	(0.38)	(140)	(0.49)	(137)	(0.75)
Acquisition expenses	94	0.29	—	—	67	0.37
Other	(445)	(1.37)	(154)	(0.54)	(501)	(2.75)
Total income tax expense	$8,708	26.85%	$7,789	27.35%	$4,503	24.71%

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

Deferred tax assets at the dates indicated, included as a component of interest receivable and other assets in the consolidated balance sheets consisted of the following:

	December 31,	December 31,
	2022	2021
	(As Restated)
Deferred tax assets
Net operating loss carryforward	$3,945	$3,262
Salary continuation plan	1,400	1,263
Allowance for loan losses	5,469	5,090
Stock based compensation	355	390
Lease liability	4,959	4,128
Other liabilities	459	401
Unrealized loss on AFS securities	4,682	—
Unrealized loss on equity securities	1,316	—
Other	1,547	1,055
Total deferred tax assets	24,132	15,589
Deferred tax liabilities
Mark to market adjustment	(1,506)	(1,623)
ROU assets	(4,794)	(3,488)
FHLB stock dividend	(248)	(244)
Unrealized gain on AFS securities	—	(875)
Other	(2,072)	(1,360)
Total deferred tax liability	(8,620)	(7,590)
Deferred tax assets, net	$15,512	$7,999

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

17.          COMMITMENTS AND CONTINGENCIES

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

18.          EMPLOYEE BENEFIT PLANS

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

19.          EQUITY INCENTIVE PLANS

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

20.         REGULATORY MATTERS

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

The following is a summary of actual capital amounts and ratios as of the dates indicated, for the Company (assuming it was subject to regulatory capital requirements) and the Bank compared to the requirements for minimum capital adequacy and classification as Well Capitalized:

	As of December 31, 2022		As of December 31, 2021
	Amount	Ratio	Amount	Ratio
	(As Restated)	(As Restated)
	(Dollars in thousands)
Leverage Ratio
BayCom Corp	$283,431	11.79%	$213,787	9.60%
Minimum requirement for "Well Capitalized"	120,193	5.00%	111,349	5.00%
Minimum regulatory requirement	96,154	4.00%	89,079	4.00%

United Business Bank	336,667	13.64%	$250,624	10.87%
Minimum requirement for "Well Capitalized"	123,402	5.00%	115,295	5.00%
Minimum regulatory requirement	98,722	4.00%	92,236	4.00%

Common Equity Tier 1 Ratio
BayCom Corp	283,431	13.68%	$213,787	12.31%
Minimum requirement for "Well Capitalized"	134,648	6.50%	112,856	6.50%
Minimum regulatory requirement	93,218	4.50%	78,131	4.50%

United Business Bank	336,667	16.42%	250,624	14.60%
Minimum requirement for "Well Capitalized"	133,242	6.50%	111,543	6.50%
Minimum regulatory requirement	92,245	4.50%	77,222	4.50%

Tier 1 Risk-Based Capital Ratio
BayCom Corp	292,916	14.14%	223,272	12.86%
Minimum requirement for "Well Capitalized"	165,721	8.00%	138,900	8.00%
Minimum regulatory requirement	124,291	6.00%	104,175	6.00%

United Business Bank	336,667	16.42%	250,624	14.60%
Minimum requirement for "Well Capitalized"	163,991	8.00%	137,283	8.00%
Minimum regulatory requirement	122,993	6.00%	102,962	6.00%

Total Risk-Based Capital Ratio
BayCom Corp	377,131	18.21%	306,287	17.64%
Minimum requirement for “Well Capitalized”	207,151	10.00%	173,625	10.00%
Minimum regulatory requirement	165,721	8.00%	138,900	8.00%

United Business Bank	355,882	17.36%	268,639	15.65%
Minimum requirement for "Well Capitalized"	204,988	10.00%	171,604	10.00%
Minimum regulatory requirement	163,991	8.00%	137,283	8.00%

In addition to the minimum CET1 capital, Tier 1 capital, leverage ratio and total capital ratios, the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.

21.          RELATED PARTY TRANSACTIONS

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

22.          OTHER EXPENSES

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

23.          FAIR VALUE MEASUREMENTS

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

The following assets are measured at fair value on a recurring basis at the dates indicated:

	Total	Level 1	Level 2	Level 3
December 31, 2022
U.S. Government Agencies	$1,505	$—	$1,505	$—
Municipal securities	19,557	—	19,557	—
Mortgage-backed securities	33,010	—	33,010	—
Collateralized mortgage obligations	25,424	—	25,424	—
SBA securities	4,305	—	4,305	—
Corporate bonds	70,203	—	70,203	—
Equity securities	13,757	13,757	—	—
Total	$167,761	$13,757	$154,004	$—

	Total	Level 1	Level 2	Level 3
December 31, 2021
U.S. Government Agencies	$1,914	$—	$1,914	$—
Municipal securities	24,123	—	24,123	—
Mortgage-backed securities	34,692	—	34,692	—
Collateralized mortgage obligations	27,506	—	27,506	—
SBA securities	6,088	—	6,088	—
Corporate bonds	61,335	—	61,335	—
Equity securities	18,777	18,777	—	—
Total	$174,435	$18,777	$155,658	$—

The following assets are measured at fair value on a nonrecurring basis as of the dates indicated:

	Total	Level 1	Level 2	Level 3
December 31, 2022
Performing impaired loans	$759	$—	$—	$759
Nonperforming impaired loans	15,223	—	—	15,223
OREO	21	—	—	21
Total	$16,003	$—	$—	$16,003

	Total	Level 1	Level 2	Level 3
December 31, 2021
Performing impaired loans	$805	$—	$—	$805
Nonperforming impaired loans	6,888	—	—	6,888
OREO	21	—	—	21
Total	$7,714	$—	$—	$7,714

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

24.          FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Investment securities — The fair value of equity securities and debt securities available-for-sale are based on quoted market prices at the reporting date, a Level 1 measurement. If quoted market prices are not available, fair values for debt securities available-for-sale are estimated using quoted market prices for similar securities and indications of value provides by brokers, at the reporting date, a Level 2 measurement.

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

The carrying amounts and fair values of the Company’s financial instruments at the dates indicated are presented below:

	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
December 31, 2022
Financial assets:
Cash and cash equivalents	$176,815	$176,815	$176,815	$—	$—
Time deposits in banks	2,241	2,241	2,241	—	—
Investment securities available-for-sale	154,004	154,004	—	154,004	—
Equity securities	13,757	13,757	13,757	—	—
Investment in FHLB and FRB Stock	20,281	20,281	20,281	—	—
Loans held for sale	2,380	2,380	—	2,380	—
Loans, net	2,002,224	1,940,480	—	—	1,940,480
Accrued interest receivable	7,659	7,659	—	7,659	—
Financial liabilities:
Deposits	2,085,479	2,087,265	—	2,087,265	—
Junior subordinated deferrable interest debentures, net	8,484	7,739	—	—	7,739
Subordinated debt, net	63,711	63,711	—	63,711	—
Accrued interest payable	1,413	1,413	—	1,413	—
Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	97,542	97,227	—	—	97,227

	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
December 31, 2021
Financial assets:
Cash and cash equivalents	$379,687	$379,687	$379,687	$—	$—
Time deposits in banks	3,585	3,585	3,585	—	—
Investment securities available-for-sale	155,658	155,658	—	155,658	—
Equity securities	18,777	18,777	18,777	—	—
Investment in FHLB and FRB Stock	16,035	16,035	16,035	—	—
Loans held for sale	6,470	6,470	—	6,470	—
Loans, net	1,647,190	1,659,811	—	—	1,659,811
Accrued interest receivable	5,929	5,929	—	5,929	—
Financial liabilities:
Deposits	1,985,239	1,986,651	—	1,986,651	—
Junior subordinated deferrable interest debentures, net	8,403	8,612	—	—	8,612
Subordinated debt, net	63,542	63,542	—	63,542	—
Accrued interest payable	1,180	1,180	—	1,180	—
Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	104,139	103,824	—	—	103,824

25.          PARENT COMPANY ONLY

BAYCOM CORP

BALANCE SHEETS

December 31, 2022 and 2021

	2022	2021
	(As Restated)
ASSETS
Cash and due from banks	$3,837	$15,879
Equity securities	13,757	18,777
Investment in bank subsidiary	370,384	299,126
Interest receivable and other assets	3,108	1,845
Total assets	$391,086	$335,627
LIABILITIES AND SHAREHOLDERS' EQUITY
Junior subordinated deferrable interest debentures, net	$8,484	$8,403
Subordinated debt, net	63,711	63,542
Interest payable and other liabilities	1,742	1,075
Total liabilities	73,937	73,020
Shareholders' equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding at both December 31, 2022 and 2021	—	—
Common stock, no par value; 100,000,000 shares authorized; 12,838,462 and 10,680,386 shares issued and outstanding at December 31, 2022 and 2021, respectively	204,301	157,098
Additional paid in capital	287	287
Accumulated other comprehensive income, net of tax	(11,561)	2,166
Retained earnings	124,122	103,056
Total shareholders' equity	317,149	262,607
Total liabilities and shareholders' equity	$391,086	$335,627

BAYCOM CORP

STATEMENTS OF INCOME

For the years ended December 31, 2022, 2021 and 2020

	2022	2021	2020
	(As Restated)
Income:
Interest income	$813	$624	$75
Loss on equity securities	(4,573)	—	—
Earnings from bank subsidiary	29,378	23,071	15,216
Dividends from statutory trusts	8	4	6
Gain on sale of securities	—	41	—
Total income	25,626	23,740	15,297
Expense:
Subordinated debt	3,582	3,582	1,405
Junior subordinate debt	496	344	503
Total Interest expense	4,078	3,926	1,908
Noninterest expense	184	157	363
Total expense	4,262	4,083	2,271
Income before provision for income taxes	21,364	19,657	13,026
Income tax benefit	(2,366)	(1,035)	(700)
Net income	$23,730	$20,692	$13,726

BAYCOM CORP

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2022, 2021 and 2020

	2022	2021	2020
	(As Restated)
Cash flows from operating activities:
Net income	$23,730	$20,692	$13,726
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from bank subsidiary	(29,683)	(23,376)	(15,429)
Dividend from bank subsidiary	10,000	—	18,740
Gain on sale of securities	—	(41)	—
Income tax benefit	(1,050)	(1,035)	(700)
Accretion of premiums/discounts on investment securities	162	40	—
Loss on equity securities	4,573	—	—
Accretion on junior subordinated debentures	250	251	80
Stock-based compensation expense	6	7	7
Increase in deferred tax asset	(189)	—	—
Increase (decrease) in interest receivable and other assets	40	(230)	2,825
Increase in interest payable and other liabilities	24	2	996
Net cash provided by (used in) operating activities	7,863	(3,690)	20,245
Cash flows from investing activities:
Capital contribution to subsidiary	(1,217)	(1,400)	(2,654)
Purchase of equity securities	—	(18,330)	—
Net cash received (paid) for acquisitions	275	—	(13,886)
Net cash used in investing activities	(942)	(19,730)	(16,540)
Cash flows from financing activities:
Repayment of junior subordinated debentures	—	—	(1,575)
Proceeds from issuance of subordinated debt, net	—	—	63,372
Increase in other borrowings	—	—	6,000
Repayment of other borrowings	—	—	(6,000)
Restricted stock issued	1,016	1,400	1,449
Repurchase of common stock	(17,959)	(11,551)	(18,257)
Cash dividends paid on common stock	(2,020)	—	—
Net cash (used in) provided by financing activities	(18,963)	(10,151)	44,989
(Decrease) increase in cash and cash equivalents	(12,042)	(33,571)	48,694
Cash and cash equivalents at beginning of period	15,879	49,450	756
Cash and cash equivalents at end of period	$3,837	$15,879	$49,450

Supplemental disclosure of cash flow information:
Non-cash investing activities:
Change in unrealized (loss) gain on available-for-sale securities, net of tax	—	531	—
Cash dividends declared on common stock not yet paid	644	—	—

Acquisition:
Common stock issued	64,140	—	—

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9(A). Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures:

An evaluation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), was carried out as of December 31, 2022 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that based on their evaluation at December 31, 2022, the Company’s disclosure controls and procedures were not effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms. This conclusion was due to a material weakness in the Company’s internal control over financial reporting noted below.

(b)	Internal Control over Financial Reporting:

Management’s Report on Internal Control Over Financial Reporting

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

At the time of its purchase of the preferred equity securities for investment purposes, the Company inappropriately accounted for them as available for sale debt securities under ASC Topic 320 – Investments-Debt Securities. As such, the changes in the fair value of these securities were not recorded as part of net income but rather as a component of shareholders’ equity (in accumulated other comprehensive income, net of tax). However, as a result of subsequent research and third-party consultation, the Company determined that the securities should instead have been accounted for under ASC Topic 321 – Investments-Equity Securities. The result of this change in classification of the preferred equity securities is that the change in the fair value of the securities should have been recorded in noninterest income on the consolidated statements of income. The Company determined that this error constituted a “material weakness” in its internal control over financial reporting.

Our management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was not effective based on those criteria. This conclusion was due to the material weakness noted above.

Remediation Plan and Status

In response to the material weakness identified above, our management, with the oversight of the audit committee of our board of directors, has begun to dedicate additional resources, including additional employee training and engagement of third-party expertise, toward improving our internal control over financial reporting. We are also in the process of redesigning and enhancing control activities related to investment security classification and review at the acquisition date.

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

(c)   Changes in Internal Controls over Financial Reporting

There were no changes made to our internal control over financial reporting that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm. We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. As a result, for the year ended December 31, 2022, we were not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

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

BAYCOM CORP
Date:	July 25, 2023	By:	/s/ George J. Guarini
George J. Guarini
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ George J. Guarini	Date:	July 25, 2023
George J. Guarini, President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ *	Date:	July 25, 2023
Lloyd W. Kendall, Chairman of the Board and Director

/s/ *	Date:	July 25, 2023
James S. Camp, Director

/s/ *	Date:	July 25, 2023
Harpreet S. Chaudhary, Director

/s/ *	Date:	July 25, 2023
Rocco Davis, Director

/s/ *	Date:	July 25, 2023
Robert G. Laverne, MD, Director

/s/ *	Date:	July 25, 2023
Syvia L. Magid, Director

/s/ Janet L. King	Date:	July 25, 2023
Janet L. King, Senior Executive Vice President, Chief Operating Officer and Director

/s/ Keary L. Colwell	Date:	July 25, 2023
Keary L. Colwell, Senior Executive Vice President, Chief Financial
Officer, Secretary and Director (Principal Financial and Accounting Officer)

*/s/ Keary L. Colwell

Keary L. Colwell, Attorney-in-Fact