Form 10-Q/A
period 2023-03-31
BayCom Corp
filed 2023-07-25
CIK 1730984

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

EXPLANATORY NOTE REGARDING RESTATEMENT

BayCom, a California corporation, is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (“Amended Report”) to reflect a restatement of the consolidated financial statements contained in the Company’s original Quarterly Report on Form 10-Q for that period filed with the Securities and Exchange Commission (“SEC”) on May 15, 2023 (the “Original Report”).

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

As disclosed in the Original Report, the Company recorded the change, net of taxes, in the fair value of preferred equity securities totaling $145,000 for the three months ended March 31, 2023 as part of Other Comprehensive loss, net of taxes, under ASC Topic 320 – Investments-Debt Securities rather than as part of noninterest income under ASC Topic 321 – Investments-Equity Securities. For additional information on the restatement, see Note 3 Restatement of Previously Issued Consolidated Financial Statements in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Amended Report.

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

Control Considerations

In connection with the above, our management has reassessed the effectiveness of our disclosure controls and procedures as of March 31, 2023, and we have included applicable disclosure in Part I, Item 4 herein, “Controls and Procedures.” Management identified a material weakness in our internal control over financial reporting, as described in

Part II, Item 49A of our Annual Report on Form 10K/A for the year ended December 31, 2022, filed with the SEC on July 25, 2023, resulting in the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures were not effective as of March 31, 2023. Management has taken steps, and is continuing to take steps, to remediate this material weakness, as described under “Remediation Plan and Status” in Part I, Item 4 of this Amended Report.

BAYCOM CORP

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

(unaudited)

	March 31,	December 31,
	2023	2022
	(As Restated)	(As Restated)
ASSETS
Cash due from banks	$28,850	$26,980
Federal funds sold and interest-bearing balances in banks	168,688	149,835
Cash and cash equivalents	197,538	176,815
Time deposits in banks	2,241	2,241
Investment securities available-for-sale (AFS)	152,427	154,004
Equity securities	12,834	13,757
Federal Home Loan Bank ("FHLB") stock, at par	10,679	10,679
Federal Reserve Bank ("FRB") stock, at par	9,609	9,602
Loans held for sale	—	2,380
Loans, net of allowance for credit losses of $20,400 at March 31, 2023 and $18,900 at December 31, 2022	2,024,136	2,002,224
Premises and equipment, net	13,008	13,278
Other real estate owned ("OREO")	21	21
Core deposit intangible, net	4,832	5,201
Cash surrender value of bank owned life insurance ("BOLI") policies, net	22,359	22,193
Right-of-use assets ("ROU"), net	15,706	16,569
Goodwill	38,838	38,838
Interest receivable and other assets	43,832	45,532
Total assets	$2,548,060	$2,513,334
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest and interest bearing deposits	$2,127,769	$2,085,479
Junior subordinated deferrable interest debentures, net	8,504	8,484
Subordinated debt, net	63,754	63,711
Salary continuation plan	4,921	4,840
Lease liabilities	16,329	17,138
Interest payable and other liabilities	13,311	16,533
Total liabilities	2,234,588	2,196,185
Commitments and contingencies (Note 19)
Shareholders' equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding at both March 31, 2023 and December 31, 2022	—	—
Common stock, no par value; 100,000,000 shares authorized; 12,443,977 and 12,838,462 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	196,485	204,301
Additional paid in capital	287	287
Accumulated other comprehensive loss, net of tax	(12,858)	(11,561)
Retained earnings	129,558	124,122
Total shareholders’ equity	313,472	317,149
Total liabilities and shareholders’ equity	$2,548,060	$2,513,334

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for share and per share data)

(unaudited)

	Three months ended
	March 31,
	2023	2022
	(As Restated)	(As Restated)
Interest income:
Loans, including fees	$26,255	$22,927
Investment securities	1,640	1,397
Fed funds sold and interest-bearing balances in banks	1,829	211
FHLB dividends	188	149
FRB dividends	144	121
Total interest and dividend income	30,056	24,805
Interest expense:
Deposits	3,700	1,470
Subordinated debt	896	896
Junior subordinated debt	203	86
Total interest expense	4,799	2,452
Net interest income	25,257	22,353
Provision for credit losses	275	7
Net interest income after provision for credit losses	24,982	22,346
Noninterest income:
Gain on sale of loans	412	1,137
Loss on equity securities	(896)	(1,768)
Service charges and other fees	885	630
Loan servicing and other loan fees	410	574
Income on investment in Small Business Investment Company (“SBIC”) fund	489	197
Bargain purchase gain	—	1,665
Other income and fees	261	196
Total noninterest income	1,561	2,631
Noninterest expense:
Salaries and employee benefits	11,036	10,310
Occupancy and equipment	2,027	2,426
Data processing	1,465	2,273
Other expense	2,001	3,312
Total noninterest expense	16,529	18,321
Income before provision for income taxes	10,014	6,656
Provision for income taxes	2,823	1,427
Net income	$7,191	$5,229
Earnings per common share:
Basic earnings per common share	$0.57	$0.41
Weighted average shares outstanding	12,699,476	12,646,981

Diluted earnings per common share	$0.57	$0.41
Weighted average shares outstanding	12,699,476	12,646,981

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(unaudited)

	Three months ended
	March 31,
	2023	2022
	(As Restated)	(As Restated)
Net income	$7,191	$5,229
Other comprehensive loss:
Change in unrealized loss on available-for-sale securities	(1,821)	(7,993)
Deferred tax benefit	524	2,300
Other comprehensive loss, net of tax	(1,297)	(5,693)
Total comprehensive income (loss)	$5,894	$(464)

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except for share and per share data)

(unaudited)

				Accumulated
		Common	Additional	Other		Total
	Number of	Stock	Paid in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Capital	Income/(Loss)	Earnings	Equity
Balance, December 31, 2021	10,680,386	$157,098	$287	$2,166	$103,056	$262,607
Net income					5,229	5,229
Other comprehensive loss, net				(5,693)		(5,693)
Restricted stock granted	22,473					—
Restricted stock forfeited	(532)					—
Issuance of common shares to acquire Pacific Enterprise Bancorp	3,032,579	64,140				64,140
Cash dividends of $0.05 per share					(685)	(685)
Stock based compensation		324				324
Repurchase of shares	(57,177)	(1,268)				(1,268)
Balance, March 31, 2022 (As Restated)	13,677,729	$220,294	$287	$(3,527)	$107,600	$324,654

Balance, December 31, 2022 (As Restated)	12,838,462	$204,301	$287	$(11,561)	$124,122	$317,149
Net income					7,191	7,191
Other comprehensive loss, net				(1,297)		(1,297)
Cumulative change from adoption of ASU 2016-13, net of tax					(491)	(491)
Restricted stock granted	28,392					—
Cash dividends of $0.10 per share					(1,264)	(1,264)
Stock based compensation		250				250
Repurchase of shares	(422,877)	(8,066)				(8,066)
Balance, March 31, 2023 (As Restated)	12,443,977	$196,485	$287	$(12,858)	$129,558	$313,472

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three months ended
	March 31,
	2023	2022
	(As Restated)	(As Restated)
Cash flows from operating activities:
Net income	$7,191	$5,229
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	275	7
Increase in deferred tax assets	1,681	2,309
Accretion on acquired loans	(893)	(231)
Gain on sale of loans	(412)	(1,137)
Proceeds from sale of loans	8,497	10,936
Loans originated for sale	(6,372)	(7,931)
Bargain purchase gain	—	(1,665)
Accretion on junior subordinated debentures	20	20
Increase in cash surrender value of life insurance policies	(166)	(146)
Amortization/accretion of premiums/discounts on investment securities, net	113	137
Loss on equity securities	896	1,768
Depreciation and amortization	453	486
Core deposit intangible amortization	369	495
Stock based compensation expense	250	325
Decrease in deferred loan origination fees, net	(66)	(1,362)
Increase (decrease) in interest receivable and other assets	1,317	(432)
Increase in salary continuation plan, net	81	124
Decrease in interest payable and other liabilities	(5,690)	(6,086)
Net cash provided by operating activities	7,544	2,846
Cash flows from investing activities:
Proceeds from maturities of interest bearing deposits in banks	—	249
Purchase of investment securities	(1,500)	(22,671)
Proceeds from the maturities, repayments and calls of investment securities	1,170	2,475
Proceeds from the sales of investment securities	—	63
(Redemption) purchase of Federal Reserve Bank stock	(7)	45
(Decrease) increase in loans, net	(20,560)	79,031
Proceeds from sale of OREO	—	22
Purchase of equipment and leasehold improvements, net	(148)	(174)
Net cash received for acquisitions	—	18,423
Net cash (used in) provided by investing activities	(21,045)	77,463

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(In thousands)

(unaudited)

	Three months ended
	March 31,
	2023	2022
	(As Restated)	(As Restated)
Cash flows from financing activities:
(Decrease) increase in noninterest and interest bearing deposits	(54,301)	293,572
Increase (decrease) in time deposits, net	96,591	(325,101)
Repurchase of common stock	(8,066)	(1,268)
Net cash provided by (used in) financing activities	34,224	(32,797)
Increase in cash and cash equivalents	20,723	47,512
Cash and cash equivalents at beginning of period	176,815	379,687
Cash and cash equivalents at end of period	$197,538	$427,199

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$5,108	$3,306
Income taxes paid, net	10	6,985

Non-cash operating activities:
Increase in allowance for credit losses upon adoption of ASU 2016-03	$1,545	$—

Non-cash investing and financing activities:
Change in unrealized loss on available-for-sale securities, net of tax	$(1,297)	$(5,693)
Cash dividends declared on common stock not yet paid	(1,264)	(685)

Acquisition:
Assets acquired, net of cash received	$—	$440,785
Liabilities assumed	—	380,055
Cash consideration	—	275
Common stock issued	—	64,140

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

As disclosed in the Original Report, the Company recorded the change, net of taxes, in the fair value of preferred equity securities totaling $145,000 for the three months ended March 31, 2023 as part of Other Comprehensive loss, net of taxes, under ASC Topic 320 – Investments-Debt Securities rather than as part of non-interest income under ASC Topic 321 – Investments-Equity Securities.

In addition to the below, various footnotes reflect the effects of these restatements including, but not limited to, Note 4, Acquisitions and Note 5, Investment Securities.

The tables below show the effects of the restatement on the Company’s condensed consolidated balance sheets, condensed consolidated statements of income, condensed consolidated statements of comprehensive income, condensed consolidated statements of changes in shareholders’ equity, and condensed consolidated statement of cash flows as of and for the quarter ended March 31, 2023 (in thousands, except for per share data):

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

	March 31, 2023
Consolidated Balance Sheet	(As Previously Reported)	Adjustments	(As Restated)
ASSETS
Cash and due from banks	$28,850	$—	$28,850
Federal funds sold	168,688	—	168,688
Cash and cash equivalents	197,538	—	197,538
Interest bearing deposits in banks	2,241	—	2,241
Investment securities available-for-sale	165,261	(12,834)	152,427
Equity securities	—	12,834	12,834
Federal Home Loan Bank ("FHLB") stock, at par	10,679	—	10,679
Federal Reserve Bank ("FRB") stock, at par	9,609	—	9,609
Loans held for sale	—	—	—
Loans, net of allowance for loan losses of $20,400 at March 31, 2023 and $18,900 December 31, 2022	2,024,136	—	2,024,136
Premises and equipment, net	13,008	—	13,008
Other real estate owned ("OREO")	21	—	21
Core deposit intangible, net	4,832	—	4,832
Cash surrender value of bank owned life insurance ("BOLI") policies, net	22,359	—	22,359
Right-of-use assets ("ROU"), net	15,706	—	15,706
Goodwill	38,838	—	38,838
Interest receivable and other assets	43,832	—	43,832
Total assets	$2,548,060	$—	$2,548,060
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest and interest bearing deposits	$2,127,769	$—	$2,127,769
Junior subordinated deferrable interest debentures, net	8,504	—	8,504
Subordinated debt, net	63,754	—	63,754
Salary continuation plan	4,921	—	4,921
Lease liabilities	16,329	—	16,329
Interest payable and other liabilities	13,311	—	13,311
Total liabilities	2,234,588	—	2,234,588
Commitments and contingencies (Note 19)
Shareholders' equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding at both March 31, 2023 and December 31, 2022	—	—	—
Common stock, no par value; 100,000,000 shares authorized; 12,443,977 and 12,838,462 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	196,485	—	196,485
Additional paid in capital	287	—	287
Accumulated other comprehensive loss, net of tax	(15,970)	3,112	(12,858)
Retained earnings	132,670	(3,112)	129,558
Total shareholders’ equity	313,472	—	313,472
Total liabilities and shareholders’ equity	$2,548,060	$—	$2,548,060

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

	Three months ended March 31, 2023
Consolidated Statement of Income	(As Previously Reported)	Adjustments	(As Restated)
Interest income:
Loans, including fees	$26,255	$—	$26,255
Investment securities and interest bearing deposits in banks	1,640	—	1,640
Fed funds sold and interest-bearing balances in banks	1,829		1,829
FHLB dividends	188	—	188
FRB dividends	144	—	144
Total interest and dividend income	30,056	—	30,056
Interest expense:
Deposits	3,700	—	3,700
Subordinated debt	896	—	896
Other borrowings	203	—	203
Total interest expense	4,799	—	4,799
Net interest income	25,257	—	25,257
Provision for loan losses	1,375	(1,100)	275
Net interest income after provision for loan losses	23,882	1,100	24,982
Noninterest income:
Gain on sale of loans	412	—	412
Loss on equity securities	—	(896)	(896)
Service charges and other fees	885	—	885
Loan servicing and other loan fees	410	—	410
Income on investment in Small Business Investment Company (“SBIC”) fund	489	—	489
Other income and fees	261	—	261
Total noninterest income	2,457	(896)	1,561
Noninterest expense:
Salaries and employee benefits	11,036	—	11,036
Occupancy and equipment	2,027	—	2,027
Data processing	1,465	—	1,465
Other expense	2,001	—	2,001
Total noninterest expense	16,529	—	16,529
Income before provision for income taxes	9,810	204	10,014
Provision for income taxes	2,764	59	2,823
Net income	$7,046	$145	$7,191
Earnings per common share:
Basic earnings per common share	$0.55	$0.02	$0.57
Weighted average shares outstanding	12,699,476	12,699,476	12,699,476

Diluted earnings per common share	$0.55	$0.02	$0.57
Weighted average shares outstanding	12,699,476	12,699,476	12,699,476

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

	Three months ended March 31, 2023
Consolidated Statement of Comprehensive Income	(As Previously Reported)	Adjustments	(As Restated)
Net income	$7,046	$145	$7,191
Other comprehensive loss:
Change in unrealized loss on available-for-sale securities	(1,617)	(204)	(1,821)
Deferred tax benefit	465	59	524
Other comprehensive loss, net of tax	(1,152)	(145)	(1,297)
Total comprehensive income	$5,894	$—	$5,894

	Three months ended March 31, 2023
Consolidated Statement of Cash Flow Changes	(As Previously Reported)	Adjustments	(As Restated)
Cash flows from operating activities:
Net income	$7,046	145	7,191
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,375	(1,100)	275
Increase in deferred tax assets	1,622	59	1,681
Loss on equity securities	—	896	896
Net cash provided by operating activities	7,544	—	7,544

Non-cash investing and financing activities:
Change in unrealized loss on available-for-sale securities, net of tax	$(1,152)	$(145)	$(1,297)

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

Unaudited pro forma net interest income, net income and earnings per share for the three months ended March 31, 2023 and 2022 are presented below:

	March 31,	March 31,
	2023 (As Restated)	2022 (As Restated)
Net interest income	$25,257	$23,205
Net income	7,191	1,869
Basic earnings per share	$0.57	$0.14
Diluted earnings per share	0.57	0.14

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

NOTE 5 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale at the dates indicated are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
March 31, 2023 (As Restated)
U.S. Government Agencies	$1,502	$—	$—	$1,502
Municipal securities	21,045	9	(1,192)	19,862
Mortgage-backed securities	34,714	54	(3,647)	31,121
Collateralized mortgage obligations	29,662	—	(2,428)	27,234
SBA securities	4,158	16	(80)	4,094
Corporate bonds	79,400	—	(10,786)	68,614
Total	$170,481	$79	$(18,133)	$152,427

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
December 31, 2022 (As Restated)
U.S. Government Agencies	$1,505	$—	$—	$1,505
Municipal securities	21,099	2	(1,544)	19,557
Mortgage-backed securities	37,199	23	(4,212)	33,010
Collateralized mortgage obligations	28,153	—	(2,729)	25,424
SBA securities	4,381	19	(95)	4,305
Corporate bonds	77,900	156	(7,853)	70,203
Total	$170,237	$200	$(16,433)	$154,004

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

NOTES TO CONDENSED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

The estimated fair value and gross unrealized losses for securities available-for-sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position at the dates indicated are as follows:

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
March 31, 2023 (As Restated)
Municipal securities	1,147	(4)	16,568	(1,188)	17,715	(1,192)
Mortgage-backed securities	8	—	29,475	(3,647)	29,483	(3,647)
Collateralized mortgage obligations	5,354	(68)	21,880	(2,360)	27,234	(2,428)
SBA securities	—	—	1,547	(80)	1,547	(80)
Corporate bonds	—	—	65,613	(10,786)	65,613	(10,786)
Total	$6,509	$(72)	$135,083	$(18,061)	$141,592	$(18,133)

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
December 31, 2022 (As Restated)
Municipal securities	1,147	(8)	16,843	(1,536)	17,990	(1,544)
Mortgage-backed securities	23	—	31,291	(4,212)	31,314	(4,212)
Collateralized mortgage obligations	2,284	(26)	23,140	(2,703)	25,424	(2,729)
SBA securities	—	—	1,416	(95)	1,416	(95)
Corporate bonds	—	—	64,797	(7,853)	64,797	(7,853)
Total	$3,454	$(34)	$137,487	$(16,399)	$140,941	$(16,433)

At March 31, 2023, the Company held 321 investment securities, of which 192 were in an unrealized loss position for more than twelve months and 78 were in an unrealized loss position for less than twelve months.

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

As of March 31, 2023, the Company expects to recover the amortized cost basis of its securities, has no present intent to sell any investment securities with unrealized losses, and it is more likely than not that we will not be required to sell securities with unrealized losses before recovery of their amortized cost and the decline in fair value is largely attributed to changes in interest rates and other market conditions. The issuers of these securities continue to make timely principal and interest payments. No allowances for credit losses have been recognized on investment securities available-for-sale in an unrealized loss position, as management does not believe any of the securities are impaired due to reasons of credit quality at March 31, 2023.

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

	March 31, 2023		December 31, 2022
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Available-for-sale
Due in one year or less	$8,091	$8,019	$4,994	$4,960
Due after one through five years	15,681	14,488	18,892	17,925
Due after five years through ten years	97,675	85,769	95,071	85,482
Due after ten years	49,034	44,151	51,280	45,637
Total	$170,481	$152,427	$170,237	$154,004

Equity Securities – The Company recognized a net loss of $896,000 for the three months ended March 31, 2023, due to a decrease in fair value of equity securities, compared to a net loss of $1.8 million for the three months ended March 31, 2022. Equity securities were $12.8 million and $13.8 million as of March 31, 2023 and December 31, 2022, respectively.

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

The Company closely monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of modification efforts. All loans to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2023 were current in their contractual payments as of March 31, 2023. There were no commitments to lend additional amounts to borrowers with outstanding loans that are classified as TDR loans at March 31, 2023.

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

(unaudited)

NOTE 7 – ALLOWANCE FOR CREDIT LOSSES FOR LOANS

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

NOTE 9 – LEASES

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

The following assets are measured at fair value on a recurring basis as of the dates indicated:

	Total	Level 1	Level 2	Level 3
March 31, 2023
U.S. Government Agencies	$1,502	$—	$1,502	$—
Municipal securities	19,862	—	19,862	—
Mortgage-backed securities	31,121	—	31,121	—
Collateralized mortgage obligations	27,234	—	27,234	—
SBA securities	4,094	—	4,094	—
Corporate bonds	68,614	—	68,614	—
Equity securities	12,834	12,834	—
Total	$165,261	$12,834	$152,427	$—

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

NOTE 18 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of the Company’s financial instruments at the dates indicated are presented below:

	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
March 31, 2023
Financial assets:
Cash and cash equivalents	$197,538	$197,538	$197,538	$—	$—
Time deposits in banks	2,241	2,241	2,241	—	—
Investment securities available-for-sale	154,427	154,427	—	154,427	—
Equity securities	12,834	12,834	12,834	—
Investment in FHLB and FRB Stock	20,288	20,288	—	20,288	—
Loans held for sale	—	—	—	—	—
Loans, net	2,024,136	1,970,297	—	—	1,970,297
Accrued interest receivable	8,101	8,101	—	8,101	—
Financial liabilities:
Deposits	2,127,769	2,129,654	—	2,129,654	—
Junior subordinated deferrable interest debentures, net	8,504	8,486	—	—	8,486
Subordinated debt, net	63,754	63,754	—	63,754	—
Accrued interest payable	1,141	1,141	—	1,141	—
Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	86,393	86,073	—	—	86,073

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

The following table presents a summary of commitments described above as of the dates indicated:

	March 31,	December 31,
	2023	2022
Commitments to extend credit	$85,515	$96,774
Standby letters of credit	878	768
Total commitments	$86,393	$97,542

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

On February 1, 2022, the Company completed its acquisition of PEB, which was headquartered in Irvine, California. Under the terms of the merger agreement, PEB merged with and into BayCom (the “Merger”), with BayCom as the surviving corporation in the Merger. Immediately following the Merger, Pacific Enterprise Bank, a wholly-owned subsidiary of PEB, merged with and into United Business Bank, a wholly-owned subsidiary of BayCom (the “Bank Merger”), with the Bank as the surviving bank in the Bank Merger. For additional information, see “Note 4 – Acquisitions” contained in the Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Information” of Part I this report.

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

Investment securities available-for-sale.  Investment debt securities available-for-sale, decreased $1.6 million, or 1.0%, to $152.4 million at March 31, 2023 from $154.0 million at December 31, 2022. The decrease primarily was due to unrealized losses on investment debt securities available-for-sale of $1.8 million due to fair value adjustments and the routine amortization and repayment of investment principal balances and securities called and matured of $1.2 million, partially offset by the purchase of $1.5 million of investment securities during the three months ended March 31, 2023.

Equity securities. Equity securities decreased $923,000, or 6.7% to $12.8 million at March 31, 2023 from $13.8 million at December 31, 2022, primarily due to a $896,000 mark-to-market downward adjustment recorded during the three months ended March 31, 2023.

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

Shareholders’ equity.  Shareholders’ equity decreased $3.7 million, to $313.5 million at March 31, 2023 from $317.1 million at December 31, 2022. The decrease in shareholders’ equity primarily was due to the repurchase of $8.1 million of Company common stock and $1.3 million of accrued cash dividends payable for the quarter. In addition, shareholder’s equity was impacted by the adoption of CECL in the first quarter of 2023, which as of January 1, 2023, resulted in an after-tax decrease to opening retained earnings of $491,000. In addition, shareholder’s equity was adversely impacted by increased unrealized losses on available for sale securities reflecting the increase in market interest rates during the current quarter, resulting in a $1.3 million increase in accumulated other comprehensive loss, net of tax. During the three months ended March 31, 2023, the Company repurchased a total of 422,877 shares of its common stock at a total cost of $8.1 million, or $19.08 per share, leaving 58,915 shares available for future purchases under the current stock repurchase plan. For additional information see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”.

Comparison of Results of Operations for the Three Months Ended March 31, 2023 and 2022

Earnings summary.  Net income was $7.2 million for the three months ended March 31, 2023, compared to $5.2 million for the three months ended March 31, 2022, an increase of $1.9 million or 37.5%. The increase was the result of a $2.9 million increase in net interest income, a $1.8 million decrease in noninterest expense, partially offset by a $268,000 increase in provision for credit losses, a $1.0 million decrease in noninterest income and a $1.4 million increase in provision for income taxes. Diluted earnings per share were $0.57 for the three months ended March 31, 2023, compared to diluted earnings per share of $0.41 for the three months ended March 31, 2022.

Our efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income before provision for credit losses and noninterest income, was 61.63% for the three months ended March 31, 2023, compared to 73.33% for the three months ended March 31, 2022. The improvement in the efficiency ratio during the three months ended March 31, 2023 compared to the same period in 2022 was due to lower noninterest expenses and higher revenues.

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

Interest income on investment securities increased $243,000, or 17.4%, to $1.6 million for the three months ended March 31, 2023, compared to $1.4 million for the three months ended March 31, 2022, due to a 37 basis point increase in the average yield earned on and a $9.1 million increase in the average balance of investment securities. The average yield on investment securities was 3.15% for the three months ended March 31, 2023 compared to 3.15% for the three months ended March 31, 2022.

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

	Three months ended March 31,
	2023			2022
			Annualized			Annualized
	Average		Average	Average		Average
	Balance(1)	Interest	Yield/Cost	Balance(1)	Interest	Yield/Cost

	(Dollars in thousands)
Interest earning assets
Fed Funds sold and interest bearing balances in banks	$162,796	$1,829	4.56%	$396,631	$211	0.22%
Investments securities	188,974	1,640	3.52%	179,855	1,397	3.15%
FHLB Stock	10,679	188	7.16%	9,889	149	6.13%
FRB Stock	9,606	144	6.08%	8,258	121	5.94%
Total loans	2,032,442	26,255	5.24%	1,899,679	22,927	4.89%
Total interest earning assets	2,404,497	30,056	5.07%	2,494,312	24,805	4.03%
Noninterest earning assets	128,432			144,164
Total average assets	$2,532,929			$2,638,476
Interest bearing liabilities
Savings	$119,597	40	0.14%	$125,701	43	0.14%
NOW accounts	316,307	74	0.10%	354,398	82	0.09%
Money market	603,784	1,737	1.17%	699,895	803	0.47%
Time deposits	325,286	1,849	2.31%	292,116	542	0.75%
Total interest bearing deposit accounts	1,364,974	3,700	1.10%	1,472,110	1,470	0.41%
Subordinated debt, net	63,728	896	5.70%	63,558	896	5.71%
Junior subordinated debentures, net	8,491	193	9.22%	8,411	86	4.16%
Other borrowings	722	10	—	—	—	—
Total interest bearing liabilities	1,437,915	4,799	1.35%	1,544,079	2,452	0.64%
Noninterest bearing deposits	742,037			768,305
Other noninterest bearing liabilities	34,101			20,915
Noninterest bearing liabilities	776,138			789,220
Total average liabilities	2,214,053			2,333,299
Average equity	318,876			305,177
Total average liabilities and equity	$2,532,929			$2,638,476
Net interest income		$25,257			$22,353

Interest rate spread (2)			3.72%			3.39%
Net interest margin (3)			4.26%			3.63%
Ratio of average interest earning assets to average interest bearing liabilities			167.22%			161.54%

(1)	Average balances are computed using average daily balances.
(2)	Interest rate spread is calculated as the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(3)	Net interest margin is calculated as net interest income divided by total average interest earning assets.

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

	Three months ended March 31,
	2023 compared to 2022
	Increase/(Decrease)
	Attributable to
	Rate	Volume	Total

	(Dollars in thousands)
Interest earning assets
Fed funds sold and interest bearing balances in banks	$1,742	$(124)	$1,618
Investments securities	172	71	243
FHLB stock and FRB stock	30	32	62
Total loans	1,726	1,602	3,328
Total interest income	3,670	1,581	5,251

Interest bearing liabilities
Savings	(1)	(2)	(3)
NOW accounts	2	(10)	(8)
Money market accounts	1,044	(110)	934
Time deposits	1,245	62	1,307
Total deposit accounts	2,290	(60)	2,230
Subordinated debt, net	—	—	—
Junior subordinated debentures, net	106	1	107
Other borrowings	—	10	10
Total interest expense	2,396	(49)	2,347
Net interest income	$1,274	$1,630	$2,904

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

Noninterest income.  Noninterest income decreased $1.0 million, or 40.67%, to $1.6 million for the three months ended March 31, 2023 compared to $2.6 million for the three months ended March 31, 2022. The decrease in noninterest income was primarily due to the recognition of $1.6 million in bargain purchase gain in the first quarter of 2022 with no similar activity in the current quarter 2023, a $725,000 decrease in gain on sale of loans due to a decrease in the volume and premiums observed on SBA loans (guaranteed portion) sold, a $896,000 million mark-to-market downward adjustment for equity securities, net, and a $164,000 decrease in income from an investment in a Small Business Investment Company (“SBIC”) fund, partially offset by a $255,000 increase in servicing charges and other fees.

The following table presents the key components of noninterest income for the periods indicated:

	Three months ended March 31,
	2023 (As Restated)	2022 (As Restated)	$ Change	% Change

	(Dollars in thousands)
Gain on sale of loans	$412	$1,137	$(725)	(63.8)%
Loss on equity securities	(896)	(1,768)	872	49.3%
Service charges and other fees	885	630	255	40.5%
Loan servicing and other loan fees	410	574	(164)	(28.6)%
Income on investment in SBIC fund	489	197	292	148.2%
Bargain purchase gain	—	1,665	(1,665)	N/M %
Other income and fees	261	196	65	33.2%
Total noninterest income	$1,561	$2,631	$(1,070)	(40.7)%

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

Income taxes.  The provision for income taxes increased $1.4 million, or 97.8%, to $2.8 million the three months ended March 31, 2023 compared to $1.4 million for the three months ended March 31, 2022. The Company’s effective tax rate was 28.2% for the three months ended March 31, 2023 compared to 23.0% for the three months ended March 31, 2022. The effective tax rate was higher for the first quarter of 2023 compared to the same quarter a year ago due to non-taxable bargain purchase gain in the first quarter of 2022.

Liquidity and Capital Resources

Planning for our normal business liquidity needs, both expected and unexpected, is done on a daily and short-term basis through the cash management function. On a longer-term basis, it is accomplished through the budget and strategic planning functions, with support from internal asset/liability management software model projections.

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run off that may occur in the normal course of business. We rely on a number of different sources in order to meet our potential liquidity demands. Our primary sources of funds are deposits, escrow and custodial deposits, principal and interest payments on loans and investment securities and proceeds from sale of loans. During the three months ended March 31, 2023, the Bank sold $6.4 million in loans and loan participation interests and received $56.3 million in principal loan repayments. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition.

Deposits increased $42.3 million to $2.1 billion and liquid assets, in the form of cash and cash equivalents, time deposit in banks and investment securities, increased $18.2 million to $365.0 million at March 31, 2023 from December 31, 2022. Management believes that our securities portfolio is of high quality and the securities would therefore be marketable. Securities purchased during the three months ended March 31, 2023, totaled $1.5 million and securities repayments, maturities and sales in the period were $1.2 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2023, totaled $307.9 million. It is management’s policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that most of our maturing certificates of deposit will remain with us.

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

The table below shows the capital ratios under the Basel III capital framework as of the dates indicated:

	At March 31, 2023		At December 31, 2022
	Amount	Ratio	Amount	Ratio
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
	(Dollars in thousands)
Leverage Ratio
BayCom Corp	$280,221	11.60%	$283,431	11.79%
Minimum requirement for “Well Capitalized”	120,781	5.00%	120,193	5.00%
Minimum regulatory requirement	96,625	4.00%	96,154	4.00%

United Business Bank	329,130	13.26%	336,667	13.64%
Minimum requirement for “Well Capitalized”	124,071	5.00%	123,402	5.00%
Minimum regulatory requirement	99,257	4.00%	98,722	4.00%

Common Equity Tier 1 Ratio
BayCom Corp	280,221	13.83%	283,431	13.68%
Minimum requirement for “Well Capitalized”	131,662	6.50%	134,648	6.50%
Minimum regulatory requirement	91,151	4.50%	93,218	4.50%

United Business Bank	329,130	16.41%	336,667	16.42%
Minimum requirement for “Well Capitalized”	130,378	6.50%	133,242	6.50%
Minimum regulatory requirement	90,262	4.50%	92,245	4.50%

Tier 1 Risk-Based Capital Ratio
BayCom Corp	289,706	14.30%	292,916	14.14%
Minimum requirement for “Well Capitalized”	162,046	8.00%	165,721	8.00%
Minimum regulatory requirement	121,534	6.00%	124,291	6.00%

United Business Bank	329,130	16.41%	336,667	16.42%
Minimum requirement for “Well Capitalized”	160,465	8.00%	163,991	8.00%
Minimum regulatory requirement	120,349	6.00%	122,993	6.00%

Total Risk-Based Capital Ratio
BayCom Corp	375,426	18.53%	377,131	18.21%
Minimum requirement for “Well Capitalized”	202,557	10.00%	207,151	10.00%
Minimum regulatory requirement	162,046	8.00%	165,721	8.00%

United Business Bank	349,850	17.44%	355,882	17.36%
Minimum requirement for “Well Capitalized”	200,581	10.00%	204,988	10.00%
Minimum regulatory requirement	160,465	8.00%	163,991	8.00%

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

Item 4. Controls and Procedures

(a)       Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of March 31, 2023 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that based on their evaluation at March 31, 2023, the Company’s disclosure controls and procedures were not effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to BayCom Corp’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms. This conclusion was due to a material weakness in the Company’s internal control over financial reporting, which was described in Part II, Item 9A of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2022, and continued to exist as of March 31, 2023.

Previously Disclosed Material Weakness in Internal Control Over Financial Reporting

The Company disclosed in Part II, Item 9A – Controls and Procedures in its Annual Report on Form 10-K/A (“Item 9A”) for the year ended December 31, 2022, that it had identified an error related to the accounting for unrealized losses on preferred equity securities that resulted in material misstatements of noninterest income and accumulated other comprehensive income.

At the time of its purchase of the preferred equity securities for investment purposes, the Company inappropriately accounted for them as available for sale debt securities under ASC Topic 320 – Investments-Debt Securities. As such, the changes in the fair value of these securities were not recorded as part of net income but rather as a component of shareholders’ equity (in accumulated other comprehensive income, net of tax). However, as a result of subsequent research and third-party consultation, the Company determined that the securities should instead have been accounted for under ASC Topic 321 – Investments-Equity Securities. The result of this change in classification of the preferred equity securities is that the change in the fair value of the securities for the quarter ended March 31, 2023 should have been recorded in noninterest income on the consolidated statements of income. The Company determined that this error constituted a “material weakness” in its internal control over financial reporting.

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

(b)       Changes in Internal Control Over Financial Reporting

There were no changes made to our internal control over financial reporting that occurred during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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