Form 10-Q
period 2023-06-30
BayCom Corp
filed 2023-08-14
CIK 1730984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 10, 2023, there were 11,829,339 shares of the registrant’s common stock outstanding.

BAYCOM CORP

QUARTERLY REPORT ON FORM 10-Q

As used throughout this report, the terms “we,” “our,” “us,” “BayCom,” or the “Company” refer to BayCom Corp and its consolidated subsidiary, United Business Bank, which we sometimes refer to as the “Bank,” unless the context otherwise requires.

BAYCOM CORP

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

(unaudited)

	June 30,	December 31,
	2023	2022
		(As Restated)
ASSETS
Cash due from banks	$36,637	$26,980
Federal funds sold and interest-bearing balances in banks	213,562	149,835
Cash and cash equivalents	250,199	176,815
Time deposits in banks	1,992	2,241
Investment securities available-for-sale ("AFS"), at fair value, net of allowance for credit losses of $0 at both June 30, 2023 and December 31, 2022	146,506	154,004
Equity securities	11,912	13,757
Federal Home Loan Bank ("FHLB") stock, at par	11,313	10,679
Federal Reserve Bank ("FRB") stock, at par	9,616	9,602
Loans held for sale	—	2,380
Loans, net of allowance for credit losses of $19,100 at June 30, 2023 and $18,900 at December 31, 2022	1,994,207	2,002,224
Premises and equipment, net	13,039	13,278
Other real estate owned ("OREO")	—	21
Core deposit intangible, net	4,527	5,201
Cash surrender value of bank owned life insurance ("BOLI") policies, net	22,528	22,193
Right-of-use assets ("ROU"), net	15,270	16,569
Goodwill	38,838	38,838
Interest receivable and other assets	47,539	45,532
Total assets	$2,567,486	$2,513,334
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest and interest bearing deposits	$2,147,066	$2,085,479
Junior subordinated deferrable interest debentures, net	8,524	8,484
Subordinated debt, net	63,796	63,711
Salary continuation plan	4,955	4,840
Lease liabilities	15,947	17,138
Interest payable and other liabilities	20,184	16,533
Total liabilities	2,260,472	2,196,185
Commitments and contingencies (Note 18)
Shareholders' equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding at both June 30, 2023 and December 31, 2022	—	—
Common stock, no par value; 100,000,000 shares authorized; 11,900,022 and 12,838,462 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	187,579	204,301
Additional paid in capital	287	287
Accumulated other comprehensive loss, net of tax	(16,420)	(11,561)
Retained earnings	135,568	124,122
Total shareholders’ equity	307,014	317,149
Total liabilities and shareholders’ equity	$2,567,486	$2,513,334

See Notes to Condensed Consolidated Financial Statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for share and per share data)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
		(As Restated)		(As Restated)
Interest income:
Loans, including fees	$26,667	$22,984	$52,922	$45,911
Investment securities	1,693	1,531	3,333	2,928
Fed funds sold and interest-bearing balances in banks	2,560	806	4,389	1,017
FHLB dividends	196	158	384	307
FRB dividends	144	140	288	261
Total interest and dividend income	31,260	25,619	61,316	50,424
Interest expense:
Deposits	5,881	1,453	9,581	2,923
Subordinated debt	895	895	1,791	1,791
Junior subordinated deferrable interest debentures	203	104	406	190
Total interest expense	6,979	2,452	11,778	4,904
Net interest income	24,281	23,167	49,538	45,520
(Reversal of) provision for credit losses	(1,260)	2,623	(985)	2,630
Net interest income after (reversal of) provision for credit losses	25,541	20,544	50,523	42,890
Noninterest income:
Gain on sale of loans	68	299	480	1,436
Loss on equity securities	(917)	(1,841)	(1,813)	(3,609)
Service charges and other fees	882	718	1,767	1,348
Loan servicing and other loan fees	593	607	1,003	1,181
Income on investment in Small Business Investment Company (“SBIC”) fund	225	21	714	218
Bargain purchase gain	—	—	—	1,665
Other income and fees	235	376	496	572
Total noninterest income	1,086	180	2,647	2,811
Noninterest expense:
Salaries and employee benefits	10,745	9,277	21,781	19,587
Occupancy and equipment	1,974	1,920	4,001	4,346
Data processing	1,616	1,666	3,081	3,939
Other expense	2,222	2,347	4,223	5,659
Total noninterest expense	16,557	15,210	33,086	33,531
Income before provision for income taxes	10,070	5,514	20,084	12,170
Provision for income taxes	2,864	1,607	5,687	3,034
Net income	$7,206	$3,907	$14,397	$9,136
Earnings per common share:
Basic earnings per common share	$0.59	$0.29	$1.16	$0.70
Weighted average common shares outstanding	12,228,206	13,575,995	12,462,539	13,114,054

Diluted earnings per common share	$0.59	$0.29	$1.16	$0.70
Weighted average common shares outstanding	12,228,206	13,575,995	12,462,539	13,114,054

See Notes to Condensed Consolidated Financial Statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
		(As Restated)		(As Restated)
Net income	$7,206	$3,907	$14,397	$9,136
Other comprehensive loss:
Change in unrealized loss on available-for-sale securities	(4,999)	(4,372)	(6,823)	(12,365)
Deferred tax benefit	1,437	1,258	1,964	3,558
Other comprehensive loss, net of tax	(3,562)	(3,114)	(4,859)	(8,807)
Total comprehensive income	$3,644	$793	$9,538	$329

See Notes to Condensed Consolidated Financial Statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except for share and per share data)

(unaudited)

				Accumulated
		Common	Additional	Other		Total
	Number of	Stock	Paid in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Capital	Income/(Loss)	Earnings	Equity
Three months ended June 30, 2023
Balance, April 1, 2023 (As Restated)	12,443,977	$196,485	$287	$(12,858)	$129,558	$313,472
Net income					7,206	7,206
Other comprehensive loss, net				(3,562)		(3,562)
Cash dividends of $0.10 per share					(1,196)	(1,196)
Stock based compensation		182				182
Repurchase of shares	(543,955)	(9,088)				(9,088)
Balance, June 30, 2023	11,900,022	$187,579	$287	$(16,420)	$135,568	$307,014

Three months ended June 30, 2022
Balance, April 1, 2022 (As Restated)	13,677,729	$220,294	$287	$(3,527)	$107,600	$324,654
Net income					3,907	3,907
Other comprehensive loss, net				(3,114)		(3,114)
Restricted stock forfeited	(1,322)					—
Cash dividends of $0.05 per share					(677)	(677)
Stock based compensation		233				233
Repurchase of shares	(205,044)	(4,448)				(4,448)
Balance, June 30, 2022 (As Restated)	13,471,363	$216,079	$287	$(6,641)	$110,830	$320,555

See Notes to Condensed Consolidated Financial Statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except for share and per share data)

(unaudited)

				Accumulated
		Common	Additional	Other		Total
	Number of	Stock	Paid in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Capital	Income/(Loss)	Earnings	Equity
Six months ended June 30, 2023
Balance, January 1, 2023 (As Restated)	12,838,462	$204,301	$287	$(11,561)	$124,122	$317,149
Net income					14,397	14,397
Other comprehensive loss, net				(4,859)		(4,859)
Cumulative change from adoption of ASU 2016-13, net of tax					(491)	(491)
Restricted stock granted	28,392					—
Cash dividends of $0.20 per share					(2,460)	(2,460)
Stock based compensation		432				432
Repurchase of shares	(966,832)	(17,154)				(17,154)
Balance, June 30, 2023	11,900,022	$187,579	$287	$(16,420)	$135,568	$307,014

Six months ended June 30, 2022
Balance, January 1, 2022	10,680,386	$157,098	$287	$2,166	$103,056	$262,607
Net income					9,136	9,136
Other comprehensive loss, net				(8,807)		(8,807)
Restricted stock granted	22,473					—
Restricted stock forfeited	(1,854)					—
Issuance of common shares to acquire Pacific Enterprise Bancorp	3,032,579	64,140				64,140
Cash dividends of $0.10 per share					(1,362)	(1,362)
Stock based compensation		557				557
Repurchase of shares	(262,221)	(5,716)				(5,716)
Balance, June 30, 2022 (As Restated)	13,471,363	$216,079	$287	$(6,641)	$110,830	$320,555

See Notes to Condensed Consolidated Financial Statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six months ended
	June 30,
	2023	2022
		(As Restated)
Cash flows from operating activities:
Net income	$14,397	$9,136
Adjustments to reconcile net income to net cash provided by operating activities:
(Reversal of) provision for credit losses	(985)	2,630
(Decrease) increase in deferred tax assets	(1,285)	1,779
Accretion on acquired loans	(853)	(353)
Gain on sale of loans	(480)	(1,436)
Proceeds from sale of loans	9,176	15,161
Loans originated for sale	(6,882)	(13,239)
Loss on sale of OREO	21	—
Bargain purchase gain	—	(1,665)
Accretion on junior subordinated debentures	40	40
Increase in cash surrender value of life insurance policies	(335)	(301)
Amortization/accretion of premiums/discounts on investment securities, net	227	291
Loss on equity securities	1,813	3,609
Depreciation and amortization	883	1,011
Core deposit intangible amortization	674	1,011
Stock based compensation expense	432	557
Decrease in deferred loan origination fees, net	(92)	(1,572)
Net change in interest receivable and other assets	1,956	(853)
Increase in salary continuation plan, net	115	224
Net change in interest payable and other liabilities	967	(4,529)
Net cash provided by operating activities	19,789	11,501
Cash flows from investing activities:
Proceeds from maturities of interest bearing deposits in banks	249	746
Purchase of investment securities	(2,460)	(24,676)
Proceeds from maturities, repayments and calls of investment securities	2,943	5,487
Proceeds from sales of investment securities	—	63
Purchase of Federal Home Loan Bank stock	(634)	—
Purchase of Federal Reserve Bank stock	(14)	(996)
Increase in loans, net	10,513	78,116
Purchase of equipment and leasehold improvements, net	(171)	(340)
Net cash received for acquisitions	—	18,423
Net cash provided by investing activities	10,426	76,823

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(In thousands)

(unaudited)

	Six months ended
	June 30,
	2023	2022
		(As Restated)
Cash flows from financing activities:
Decrease in noninterest and interest bearing deposits in banks, net	(104,187)	(21,705)
Increase (decrease) in time deposits, net	165,774	(85,391)
Repurchase of common stock	(17,154)	(5,716)
Dividends paid on common stock	(1,264)	(685)
Net cash provided by (used in) financing activities	43,169	(113,497)
Increase (decrease) in cash and cash equivalents	73,384	(25,173)
Cash and cash equivalents at beginning of period	176,815	379,687
Cash and cash equivalents at end of period	$250,199	$354,514

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$10,576	$4,946
Income taxes paid, net	7	2,825

Non-cash investing and financing activities:
Change in unrealized loss on available-for-sale securities, net of tax	$(4,859)	$(8,807)
Cash dividends declared on common stock not yet paid	(1,196)	(677)

Acquisition:
Assets acquired, net of cash received	$—	$440,785
Liabilities assumed	—	380,055
Common stock issued	—	64,140

See Notes to Condensed Consolidated Financial Statements.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Tables in thousands, except for share data and per share data)

(unaudited)

NOTE 1 – BASIS OF PRESENTATION

BayCom Corp (the “Company”) is a bank holding company headquartered in Walnut Creek, California. United Business Bank (the “Bank”), the Company’s wholly owned banking subsidiary, is a California state-chartered bank which provides a broad range of financial services primarily to local small and mid-sized businesses, service professionals and individuals. In its 18 years of operation, the Bank has grown to 34 full-service banking branches, with 16 locations in California, two in Washington, five in New Mexico and 11 in Colorado. The condensed consolidated financial statements include the accounts of the Company and the Bank.

All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements include all adjustments of a normal and recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in annual financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2022. Results of operations for interim periods are not necessarily indicative of results for the full year. Certain prior year information has been reclassified to conform to the current year presentation. None of the reclassifications impacted consolidated net income, earnings per share or shareholders’ equity.

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for a public company that qualifies as an “emerging growth company,” or EGC. The Company qualifies as an EGC and will remain an EGC until December 31, 2023, the last day of the Company’s fiscal year following the fifth anniversary of the completion of the Company’s initial public offering, or sooner under certain circumstances (none of which currently apply). As an EGC, we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have taken, and intend to continue to take, advantage of the benefits of this extended transition period. Accordingly, our condensed consolidated financial statements may not be comparable to companies that comply with such new or revised accounting standards.

On February 1, 2022, the Company completed its acquisition of Pacific Enterprise Bancorp (“PEB”) and PEB’s wholly owned subsidiary bank, Pacific Enterprise Bank, headquartered in Irvine, California (“PEB Merger”). See “Note 3 – Acquisitions” for additional information on the PEB Merger.

Restatement of Previously Issued Consolidated Financial Statements

On July 18, 2023, the audit committee of the Company’s board of directors concluded that the Company’s previously issued unaudited interim consolidated financial statements for the period ended March 31, 2023 and the consolidated financial statements for the year ended December 31, 2022, as well as for the unaudited interim periods included in that fiscal year (collectively, “Restated Periods”), should no longer be relied upon because of errors related to the accounting for unrealized losses on preferred equity securities that resulted in material misstatements of noninterest income and accumulated other comprehensive income.

At the time of its purchase of the preferred equity securities for investment purposes, the Company inappropriately accounted for them as available-for-sale debt securities under Accounting Standards Codification (“ASC”) Topic 320 – Investments-Debt Securities. As such, the changes in the fair value of these securities were not recorded as part of net income but rather as a component of shareholders’ equity (in accumulated other comprehensive income, net of tax). However, as a result of subsequent research and third-party consultation, the Company determined

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

that the securities should instead have been accounted for under ASC Topic 321 – Investments-Equity Securities. The result of this change in classification of the preferred equity securities is that the change in the fair value of the securities each quarter should have been recorded in noninterest income on the consolidated statements of income.

On July 25, 2023, the Company filed amendments to its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2023, September 30, 2022, June 30, 2022, and March 31, 2022, and its Form 10-K for the year ended December 31, 2022, (the “Original Reports”) with the Securities and Exchange Commission (“SEC”), to reflect the restatement of the Company’s consolidated financial statements for the Restated Periods (the “Amended Form 10-Qs” and the “Amended Form 10-K,” collectively, the “Amended Reports”).

As disclosed in the Original Reports, the Company recorded the change, net of taxes, in the fair value of preferred equity securities as part of other comprehensive loss, net of taxes, under ASC Topic 320 – Investments-Debt Securities rather than as part of non-interest income under ASC Topic 321 – Investments-Equity Securities. In addition, various footnotes in the Amended Reports reflect the effects of these restatements.

For additional information on the effects of the restatement, see Note 2 Restatement of Consolidated Financial Statements in the Notes to Consolidated Financial Statements contained in the Amended Form 10-K and Note 3. Restatement of the Consolidated Financial Statements in the Notes to Condensed Consolidated Financial Statements contained in each of the Amended Form 10-Qs.

NOTE 2 - ACCOUNTING GUIDANCE NOT YET EFFECTIVE AND ADOPTED ACCOUNTING GUIDANCE

Accounting Guidance Adopted in 2023

On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13 Financial Instruments — Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in certain leases. In addition, ASU 2016-13 made changes to the accounting for available for sale debt securities. One such change requires increases or decreases in credit losses to be presented as an allowance rather than as a write-down on available for sale debt securities, based on management's intent to sell the security or likelihood the Company will be required to sell the security, before recovery of the amortized cost basis. The Company adopted ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for the reporting periods beginning on and after January 1, 2023 are presented under ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable generally accepted accounting principles in the United States (“GAAP”). The Company adopted ASU 2016-13 using the prospective transition approach for financial assets purchased with credit deterioration (PCD) that were previously classified as purchase credit impaired (PCI) and accounted for under ASC 310-30. In accordance with the ASU 2016-13, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. The remaining noncredit discount (based on the adjusted amortized costs basis) will be accreted into interest income at the effective interest rate as of adoption. The Company recognized an increase in the allowance for credit loss on loans totaling $1.5 million (which included a reclassification of the net credit discounts on acquired PCI loans to the allowance for credit losses of $845,000) and an increase to the allowance for credit losses on unfunded commitments of $45,000, as a cumulative effect adjustment from change in accounting policies, with a corresponding after-tax decrease to opening retained earnings of $491,000.

On January 1, 2023, the Company adopted ASU 2022-02 Financial Instruments — Credit Losses: Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the recognition measurement guidance for

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

troubled debt restructured ("TDR") loans, and instead requires an entity to evaluate whether a modification represents a new loan or a continuation of an existing loan in accordance with ASC Topic 310-20, Receivables - Nonrefundable Fees and Other Costs. On a prospective basis, entities are subject to new disclosure requirements covering modifications of receivables to borrowers experiencing financial difficulty. In addition, ASU 2022-02 requires that an entity include in its vintage disclosures the current period-gross loan charge-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. The Company adopted ASU 2022-02 on January 1, 2023 using a prospective transition method, and has thus far observed no material impact to deferred fees and costs and the related timing of net interest income recognition as a result of adoption.

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

In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The objective of the guidance in Topic 848 was to provide temporary relief during the transition period, as noted in the discussion of ASU 2020-04 above, under which the sunset provision was based on an expectation that the LIBOR would cease being published after December 31, 2021. In March 2021, the UK Financial Conduct Authority announced that the intended cessation date of certain tenors of USD LIBOR would be June 30, 2023, which was beyond the original sunset date of Topic 848. Therefore, this amendment deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024.

NOTE 3 – ACQUISITIONS

Acquisition of Pacific Enterprise Bancorp (“PEB”)

On February 1, 2022, the Company completed its acquisition of PEB. As of the acquisition date, PEB merged into the Company and Pacific Enterprise Bank, PEB’s wholly owned bank subsidiary, merged into the Bank. The acquisition expanded the Company’s market share in California with one branch in Irvine. At the effective time of the PEB merger, the Company paid aggregate consideration to PEB shareholders of approximately $64.1 million consisting of 3,032,579 shares of the Company’s common stock and $275,000 in cash. Noninterest income for the three months ended March 31, 2022 included $1.6 million in bargain purchase gain, and included in noninterest expense for that period was $3.1 million of nonrecurring acquisition-related expenses.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

The following table presents the net assets acquired and the estimated fair value adjustments, which resulted in bargain purchase gain at the acquisition date:

PEB
Acquisition
Date
February 1, 2022
Book value of net assets acquired	$61,469
Fair value adjustments:
Loans, net	5,840
Premises and equipment, net	26
Core deposit intangible	756
Time deposits	(869)
Reserve for unfunded commitments	283
Write-up right-of-use asset	439
Total purchase accounting adjustments	6,475

Tax effect of purchase accounting adjustments at 27.9%	(1,864)
Fair value of assets acquired	66,080
Value of stock issued/cash paid for stock options	64,415
Bargain purchase gain	$1,665

Pro Forma Results of Operations

The operating results of the Company for the three and six months ended June 30, 2023 in the condensed consolidated statements of income include the operating results of PEB, since its acquisition date. The following table represents the net interest income, net income, basic and diluted earnings per share, as if the PEB merger was effective January 1, 2022. The unaudited pro forma information in the following table is intended for informational purposes only and is not necessarily indicative of future operating results or operating results that would have occurred had the merger been completed at the beginning of the respective periods. No assumptions have been applied to the pro forma results of operation regarding possible revenue enhancements, expense efficiencies or asset dispositions.

Unaudited pro forma net interest income, net income and earnings per share for the three and six months ended June 30, 2023 and 2022 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022 (As Restated)	2023	2022 (As Restated)
Net interest income	$24,281	$23,167	$49,538	$46,372
Net income	7,206	4,030	14,397	5,899
Basic earnings per share	$0.59	$0.30	$1.16	$0.43
Diluted earnings per share	0.59	0.30	1.16	0.43

These amounts include the third-party acquisition-related expenses, accretion of the discounts on acquired loans and amortization of the fair value mark adjustments on core deposit intangible.

Acquisition expenses

Acquisition expenses are recognized as incurred and continue until all systems are converted and operational functions become fully integrated. No third-party acquisition expenses were recognized in the consolidated statements of

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

income for the three and six months ended June 30, 2023. The Company recognized third-party acquisition expenses for the three and six months ended June 30, 2022, as follows:

	2022
	Three months ended	Six months ended
	June 30,	June 30,
Severance expense	$—	$556
Occupancy expense	—	375
Data processing	—	1,073
Professional fees	—	724
Other expenses	—	347
Total	$—	$3,075

NOTE 4 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale at the dates indicated are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
June 30, 2023
U.S. Government Agencies	$1,502	$—	$—	$1,502
Municipal securities	20,705	3	(1,528)	19,180
Mortgage-backed securities	34,084	18	(4,124)	29,978
Collateralized mortgage obligations	28,994	—	(2,766)	26,228
SBA securities	3,913	14	(92)	3,835
Corporate bonds	80,364	—	(14,581)	65,783
Total	$169,562	$35	$(23,091)	$146,506

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
December 31, 2022 (As Restated)
U.S. Government Agencies	$1,505	$—	$—	$1,505
Municipal securities	21,099	2	(1,544)	19,557
Mortgage-backed securities	37,199	23	(4,212)	33,010
Collateralized mortgage obligations	28,153	—	(2,729)	25,424
SBA securities	4,381	19	(95)	4,305
Corporate bonds	77,900	156	(7,853)	70,203
Total	$170,237	$200	$(16,433)	$154,004

Amortized cost and fair values exclude accrued interest receivable of $1.3 million and $1.2 million at June 30, 2023 and December 31, 2022, respectively, which is included in interest receivable and other assets in the condensed consolidated balance sheets.

During the three and six months ended June 30, 2023, the Company sold no securities available-for-sale. During the three and six months ended June 30, 2022, the Company sold no securities available-for-sale and one security available-for-sale for a minimal realized gain, respectively.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

The estimated fair value and gross unrealized losses for securities available-for-sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position at the dates indicated are as follows:

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
June 30, 2023
Municipal securities	$1,460	$(11)	$17,720	$(1,517)	$19,180	$(1,528)
Mortgage-backed securities	11	—	29,965	(4,124)	29,976	(4,124)
Collateralized mortgage obligations	5,022	(55)	21,206	(2,711)	26,228	(2,766)
SBA securities	—	—	3,835	(92)	3,835	(92)
Corporate bonds	962	(2)	64,821	(14,579)	65,783	(14,581)
Total	$7,455	$(68)	$137,547	$(23,023)	$145,002	$(23,091)

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
December 31, 2022 (As Restated)
Municipal securities	$1,147	$(8)	$16,843	$(1,536)	$17,990	$(1,544)
Mortgage-backed securities	23	—	31,291	(4,212)	31,314	(4,212)
Collateralized mortgage obligations	2,284	(26)	23,140	(2,703)	25,424	(2,729)
SBA securities	—	—	1,416	(95)	1,416	(95)
Corporate bonds	—	—	64,797	(7,853)	64,797	(7,853)
Total	$3,454	$(34)	$137,487	$(16,399)	$140,941	$(16,433)

At June 30, 2023, the Company held 322 securities available-for-sale, of which 297 were in an unrealized loss position for more than twelve months and 17 were in an unrealized loss position for less than twelve months.

The securities that were in an unrealized loss position as of June 30, 2023, were evaluated to determine whether the decline in fair value below the amortized cost basis resulted from a credit loss or other factors. In making this assessment, management considers the length of time and the extent to which fair value is less than amortized cost, the nature of the security, the underlying collateral, and the financial condition and prospects of the issuer, among other factors. This assessment also includes a determination of whether the Company intends to sell the security, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses.

As of June 30, 2023, the Company expects to recover the amortized cost basis of its securities, has no present intent to sell any investment securities with unrealized losses, it is more likely than not that we will not be required to sell securities with unrealized losses before recovery of their amortized cost and the decline in fair value is largely attributed to changes in interest rates and other market conditions. The issuers of these securities continue to make timely principal and interest payments. No allowances for credit losses have been recognized on investment securities available-for-sale in an unrealized loss position, as management does not believe any of the securities are impaired due to reasons of credit quality at June 30, 2023.

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

	June 30, 2023		December 31, 2022
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
			(As Restated)	(As Restated)
Available-for-sale
Due in one year or less	$9,026	$8,958	$4,994	$4,960
Due after one through five years	15,214	14,027	18,892	17,925
Due after five years through ten years	100,054	83,598	95,071	85,482
Due after ten years	45,268	39,923	51,280	45,637
Total	$169,562	$146,506	$170,237	$154,004

Equity Securities – The Company recognized a net loss on equity securities of $917,000 and $1.8 million for the three and six months ended June 30, 2023, and recognized a net loss on equity securities of $1.8 million and $3.6 million for the three and six months ended June 30, 2022, respectively, due to a decrease in fair value of the equity securities. Equity securities were $11.9 million and $13.8 million as of June 30, 2023 and December 31, 2022, respectively.

NOTE 5 – LOANS

The Company’s loan portfolio at the dates indicated is summarized below:

	June 30,	December 31,
	2023	2022
Commercial and industrial (1)	$180,852	$188,538
Construction and land	9,999	13,163
Commercial real estate	1,731,515	1,704,716
Residential	90,015	110,606
Consumer	916	4,183
Total loans	2,013,297	2,021,206
Net deferred loan costs (fees)	10	(82)
Allowance for credit losses (2)	(19,100)	(18,900)
Net loans	$1,994,207	$2,002,224

(1)	During the first quarter of 2023, the Bank continued its participation in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), by processing applications for PPP loan forgiveness. Total loans include $4.9 million and $11.1 million of PPP loans as of June 30, 2023 and December 31, 2022, respectively.
(2)	Allowance for credit losses at June 30, 2023 is estimated under CECL whereas at December 31, 2022, the allowance for loan losses is estimated under the incurred loss methodology.

Net loans exclude accrued interest receivable of $6.1 million and $6.2 million at June 30, 2023 and December 31, 2022, respectively, which is included in interest receivable and other assets in the condensed consolidated balance sheets.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

The Company’s total individually evaluated loans, including nonaccrual loans, modified loans to borrowers experiencing financial difficulty, and accreting purchase credit deteriorated (“PCD”) loans that have experienced post-acquisition declines in cash flows expected to be collected are summarized as follows:

	Commercial	Construction	Commercial
	and industrial	and land	real estate	Residential	Consumer	Total
June 30, 2023
Recorded investment in loans individually evaluated:
With no specific allowance recorded	$—	$—	$10,866	$1,538	$—	$12,404
With a specific allowance recorded	656	—	385	160	—	1,201
Total recorded investment in loans individually evaluated	$656	$—	$11,251	$1,698	$—	$13,605
Specific allowance on loans individually evaluated	$433	$—	$259	$2	$—	$694

December 31, 2022
Recorded investment in loans individually evaluated:
With no specific allowance recorded	$89	$—	$11,706	$1,991	$—	$13,786
With a specific allowance recorded	789	—	259	214	—	1,262
Total recorded investment in loans individually evaluated	$878	$—	$11,965	$2,205	$—	$15,048
Specific allowance on loans individually evaluated	$687	$—	$259	$222	$—	$1,168

From time to time, the Company may extend, restructure, or otherwise modify the terms of existing loans, on a case-by-case basis, to remain competitive and retain certain customers, as well as assist other customers who may be experiencing financial difficulties. Prior to 2023, a modified loan was classified as a troubled debt restructuring (TDR) if the borrower was experiencing financial difficulties and a concession was made at the time of the modification. TDR loans were generally placed on nonaccrual status at the time of restructuring. These loans were returned to accrual status after the borrower demonstrated performance with the modified terms for a sustained period of time (generally six months) and the capacity to continue to perform in accordance with the modified terms of the restructured debt.

Effective January 1, 2023, the Company adopted ASU No. 2022-02, which eliminated the accounting guidance for TDR loans while enhancing disclosure requirements for certain loan modifications by creditors when a borrower is experiencing financial difficulty. The Company adopted ASU No. 2022-02 using the prospective transition method. At the date of adoption, the Company was no longer required to utilize a loan-level discounted cash flow approach for determining the allowance for certain modified loans previously classified as TDR loans. The ACL on a modified loan to a borrower experiencing financial difficulty is measured using the same method as individually evaluated loans. There was no material impact upon adopting this standard as the Company elected to not change how it measured credit losses on TDRs.

During the three and six months ended June 30, 2023, there were no modifications of loans to borrowers experiencing financial difficulty. During the three and six months ended June 30, 2022, there were no loans and four total modifications of loans to borrowers experiencing financial difficulty, consisting of two commercial real estate loans, one residential real estate loan, and one commercial and industrial loan, respectively. The type of modification for the two commercial real estate loans and the one residential real estate loan was a term extension, with no change to the pre-modification and post modification amortized cost balance, which for these three loans totaled $4.1 million. The type of modification for the commercial and industrial loan was a suspension of interest payments with principal payments designated payments-in-kind, with no change to the pre-modification and post modification amortized cost balance of $4.9 million.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

The Company closely monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of modification efforts. There were no commitments to lend additional amounts for modified loans to borrowers experiencing financial difficulty at June 30, 2023.

A summary of modified loans to borrowers experiencing financial difficulty by type of concession and type of loan, as of the dates indicated, is set forth below (number of loans not in thousands):

	Number of	Rate	Term	Rate & term		% of Total
	loans	modification	modification	modification	Total	loans outstanding
June 30, 2023
Commercial and industrial	3	$—	$149	$—	$149	0.08%
Construction and land	—	—	—	—	—	—
Commercial real estate	6	—	5,074	—	5,074	0.29
Residential	1	—	814	—	814	0.90
Consumer	—	—	—	—	—	—
Total	10	$—	$6,037	$—	$6,037	0.30%

	Number of	Rate	Term	Rate & term		% of Total
	loans	modification	modification	modification	Total	loans outstanding
June 30, 2022
Commercial and industrial	3	$—	$2,450	$—	$2,450	1.30%
Construction and land	—	—	—	—	—	—
Commercial real estate	4	—	2,155	—	2,155	0.13
Residential	1	—	125	—	125	0.11
Consumer	—	—	—	—	—	—
Total	8	$—	$4,730	$—	$4,730	0.23%

For the three and six months ended June 30, 2023, the Company recorded no charge-offs for modified loans to borrowers experiencing financial difficulty. During the three and six months ended June 30, 2022, the Company recorded a $2.4 million charge-off related to one modified loan to a borrower experiencing financial difficulty and no charge-offs related to modified loans to borrowers experiencing financial difficulty, respectively. During the three and six months ended June 30, 2023, there were no modified loans to borrowers experiencing financial difficulty for which there was a payment default within the first 12 months of the modification. During the three and six months ended June 30, 2022, there were no modified loans to borrowers experiencing financial difficulty for which there was a payment default within the first 12 months of the modification.

As of June 30, 2023 and December 31, 2022, individually evaluated modified loans to borrowers experiencing financial difficulty had a related allowance of $296,000 and $393,000, respectively. As of June 30, 2023 and December 31, 2022, $774,000 and $759,000 of modified loans to borrowers experiencing financial difficulty were performing in accordance with their modified terms, respectively. Accruing modified loans to borrowers experiencing financial difficulty are included in the loans individually evaluated as part of the calculation of the allowance for credit losses for loans.

Risk Rating System

The Company evaluates and assigns a risk grade to each loan based on certain criteria to assess the credit quality of the loan. The assignment of a risk rating is done for each individual loan. Loans are graded from inception and on a continuing basis until the debt is repaid. Any adverse or beneficial trends will trigger a review of the loan risk rating. Each

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

loan is assigned a risk grade based on its characteristics. Loans with low to average credit risk are assigned a lower risk grade than those with higher credit risk as determined by the individual loan characteristics.

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

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

The following tables present the internally assigned risk grade by class of loans at the dates indicated:

							Revolving
	Term loans - amortized cost by origination year						loans
	2023	2022	2021	2020	2019	Prior	amortized cost	Total
June 30, 2023
Commercial and industrial:
Pass	$18,248	$28,341	$23,701	$30,550	$29,050	$23,918	$20,952	$174,760
Special mention	—	—	—	—	1,034	2,671	1,300	5,005
Substandard	—	—	—	38	191	852	6	1,087
Total commercial and industrial	$18,248	$28,341	$23,701	$30,588	$30,275	$27,441	$22,258	$180,852
YTD gross charge-offs	$—	$—	$1	$—	$—	$282	$—	$283
Construction and land:
Pass	$—	$4,216	$—	$1,575	$152	$3,999	$—	$9,942
Special mention	—	—	—	—	—	57	—	57
Substandard	—	—	—	—	—	—	—	—
Total construction and land	$—	$4,216	$—	$1,575	$152	$4,056	$—	$9,999
Commercial real estate:
Pass	$70,801	$414,327	$386,375	$152,561	$190,842	$434,963	$2,925	$1,652,794
Special mention	—	—	276	8,646	17,024	34,064	—	60,010
Substandard	—	—	—	—	5,184	13,527	—	18,711
Total commercial real estate	$70,801	$414,327	$386,651	$161,207	$213,050	$482,554	$2,925	$1,731,515
Residential:
Pass	$—	$—	$2,469	$4,419	$8,649	$40,467	$32,275	$88,279
Special mention	—	—	—	—	—	16	—	16
Substandard	—	—	—	—	—	1,720	—	1,720
Total residential	$—	$—	$2,469	$4,419	$8,649	$42,203	$32,275	$90,015
YTD gross charge-offs	$—	$—	$—	$—	$—	$172	$3	$175
Consumer:
Pass	$156	$83	$—	$12	$43	$89	$513	$896
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	20	—	—	20
Total consumer	$156	$83	$—	$12	$63	$89	$513	$916
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$3	$3
Total loans outstanding
Risk ratings
Pass	$89,205	$446,967	$412,545	$189,117	$228,736	$503,436	$56,665	$1,926,671
Special mention	—	—	276	8,646	18,058	36,808	1,300	65,088
Substandard	—	—	—	38	5,395	16,099	6	21,538
Doubtful	—	—	—	—	—	—	—	—
Total loans outstanding	$89,205	$446,967	$412,821	$197,801	$252,189	$556,343	$57,971	$2,013,297
YTD gross charge-offs	$—	$—	$1	$—	$—	$454	$6	$461

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

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

The following tables provide an aging of the Company’s loans receivable as of the dates indicated:

								Recorded
			90 Days					investment >
	30–59 Days	60–89 Days	or more	Total			Total loans	90 days and
	past due	past due	past due	past due	Current	PCD loans	receivable	Accruing
June 30, 2023
Commercial and industrial	$459	$4	$517	$980	$179,653	$219	$180,852	$—
Construction and land	—	—	—	—	9,999	—	9,999	—
Commercial real estate	839	1,250	8,020	10,109	1,694,214	27,192	1,731,515	—
Residential	16	164	412	592	88,873	550	90,015	—
Consumer	—	—	—	—	916	—	916	—
Total	$1,314	$1,418	$8,949	$11,681	$1,973,655	$27,961	$2,013,297	$—

								Recorded
			90 Days					investment >
	30–59 Days	60–89 Days	or more	Total			Total loans	90 days and
	past due	past due	past due	past due	Current	PCD loans	receivable	accruing
December 31, 2022
Commercial and industrial	$471	$81	$858	$1,410	$183,111	$4,017	$188,538	$—
Construction and land	—	—	—	—	9,109	4,054	13,163	—
Commercial real estate	1,064	2,213	7,075	10,352	1,674,327	20,037	1,704,716	934
Residential	101	3	847	951	108,976	679	110,606	—
Consumer	—	—	—	—	4,183	—	4,183	—
Total	$1,636	$2,297	$8,780	$12,713	$1,979,706	$28,787	$2,021,206	$934

Nonaccrual loans totaled $12.8 million at June 30, 2023 and $14.3 million at December 31, 2022. Nonaccrual loans guaranteed by a government agency, which reduces the Company’s credit exposure, were $801,000 at June 30, 2023 compared to $839,000 at December 31, 2022. At June 30, 2023, nonaccrual loans included $1.1 million of loans 30-89 days past due and $2.8 million of loans less than 30 days past due. At December 31, 2022, nonaccrual loans included $2.5 million of loans 30-89 days past due and $4.0 million of loans less than 30 days past due. At June 30, 2023, nonaccrual loans 30-89 days past due of $1.1 million was comprised of two loans and the $2.8 million of loans less than 30 days past due was comprised of 15 loans. All these loans were placed on nonaccrual due to concerns over the financial condition of the borrowers. There were no loans that were 90 days or more past due and still accruing at June 30, 2023 compared to one such loan at December 31, 2022, which had a balance of $934,000 as of that date. Interest foregone on nonaccrual loans was approximately $185,000 and $420,000 for the three and six months ended June 30, 2023 compared to $72,700 and $157,000 for the three and six months ended June 30, 2022.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

NOTE 6 – ALLOWANCE FOR CREDIT LOSSES FOR LOANS

The following tables summarize the Company’s allowance for credit losses for loans, reserve for unfunded commitments, and loan balances individually and collectively evaluated by type of loan as of or for the three and six months ended June 30, 2023 and 2022:

	Commercial	Construction	Commercial				Reserve for
	and industrial	and land	real estate	Residential	Consumer	Total	unfunded commitments
Three months ended June 30, 2023
Allowance for credit losses
Beginning balance	$4,470	$314	$14,530	$1,066	$20	$20,400	$320
Charge-offs	(125)	—	—	—	(2)	(127)	—
Recoveries	64	—	2	—	1	67	—
(Reversal of) provision for credit losses	(762)	3	(365)	(107)	(9)	(1,240)	(20)
Ending balance	$3,647	$317	$14,167	$959	$10	$19,100	$300

Six months ended June 30, 2023
Allowance for loan losses:
Beginning balance	$2,885	$68	$14,185	$1,742	$20	$18,900	$315
Impact of CECL adoption	1,366	402	2	(302)	32	1,500	45
Charge-offs	(283)	—	—	(175)	(3)	(461)	—
Recoveries	80	—	2	—	4	86	—
Reversal of credit losses	(401)	(153)	(22)	(306)	(43)	(925)	(60)
Ending balance	$3,647	$317	$14,167	$959	$10	$19,100	$300

June 30, 2023
Allowance for credit losses by methodology:
Loans individually evaluated	$433	$—	$259	$2	$—	$694
Loans collectively evaluated	3,212	317	13,293	948	10	17,780
PCD loans	2	—	615	9	—	626

Loans receivable by methodology:
Individually evaluated	$656	$—	$11,251	$1,698	$—	$13,605
Collectively evaluated	179,977	9,999	1,693,072	87,767	916	1,971,731
PCD loans	219	—	27,192	550	—	27,961
Total loans	$180,852	$9,999	$1,731,515	$90,015	$916	$2,013,297

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

	Commercial	Construction	Commercial
	and industrial	and land	real estate	Residential	Consumer	Total
Three months ended June 30, 2022
Allowance for loan losses
Beginning balance	$3,499	$138	$12,972	$1,073	$18	$17,700
Charge-offs	(2,524)	—	—	—	(3)	(2,527)
Recoveries	4	—	—	—	—	4
Provision for (reversal of) loan losses	1,892	(64)	858	(66)	3	2,623
Ending balance	$2,871	$74	$13,830	$1,007	$18	$17,800

Six months ended June 30, 2022
Allowance for loan losses
Beginning balance	$3,261	$175	$12,709	$1,536	$19	$17,700
Charge-offs	(2,524)	—	(1)	(6)	(6)	(2,537)
Recoveries	7	—	—	—	—	7
Provision for (reversal of) loan losses	2,127	(101)	1,122	(523)	5	2,630
Ending balance	$2,871	$74	$13,830	$1,007	$18	$17,800

June 30, 2022
Allowance for loan losses by methodology:
Loans individually evaluated	$666	$—	$259	$11	$—	$936
Loans collectively evaluated	2,205	74	13,571	996	18	16,864
PCD loans	—	—	—	—	—	—

Loans receivable by methodology:
Individually evaluated	$3,213	$—	$6,109	$1,870	$—	$11,192
Collectively evaluated	253,093	11,928	1,604,909	90,002	3,741	1,963,673
PCD loans	4,358	4,089	20,663	1,360	—	30,470
Total loans	$260,664	$16,017	$1,631,681	$93,232	$3,741	$2,005,335

For the three months ended June 20, 2023, the reversal of the allowance for credit losses was due to a decrease in the quantitative reserve primarily due to improvements in forecasted economic conditions, specifically, national gross domestic product and national unemployment indicators utilized to estimate credit losses over the next four quarters, and to a lesser extent, a decrease in outstanding loan balances, and $60,000 in net charge-offs for the three months ended June 30, 2023. There was no change in the determined risk level for any of the qualitative factors during the three months ended June 30, 2023. The reserve for individually evaluated loans decreased during the three months ended June 30, 2023 as one non-accrual loan, which was fully reserved for, was charged-off during the period.

For the six months ended June 20, 2023, the reversal of the allowance for credit losses was due to a decrease in the quantitative reserve primarily due to improvements in forecasted economic conditions, specifically, national gross domestic product and national unemployment indicators utilized to estimate credit losses over the next four quarters, as compared to those used in estimating the allowance for credit losses on loans at adoption, and to a lesser extent, a decrease in outstanding loan balances, partially offset by replenishment of the reserve from $375,000 in net charge-offs for the six months ended June 30, 2023. There was no change in the determined risk level for each of the qualitative factors during the six months ended June 30, 2023. The reserve for individually evaluated loans decreased during the six months ended June 30, 2023 as six non-accrual loans, which were fully reserved for, were charged-off during the period.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

The following table summarizes the amortized cost basis of individually evaluated collateral-dependent nonaccrual loans by loan and collateral type at June 30, 2023 and December 31, 2022.

			Convalescent			A/R and		Allowance for
	Office	Multifamily	facility	Other	SFR 1-4	Equipment	Total	Credit/Loan Losses
June 30, 2023
Commercial and industrial	$—	$—	$—	$—	$—	$658	$658	$433
Construction and land	—	—	—	—	—	—	—	—
Commercial real estate	251	5,327	2,573	2,327	—	—	10,478	259
Residential	—	—	—	—	1,695	—	1,695	2
Consumer	—	—	—	—	—	—	—	—
Total	$251	$5,327	$2,573	$2,327	$1,695	$658	$12,831	$694

December 31, 2022
Commercial and industrial	$—	$—	$—	$—	$—	$878	$878	$687
Construction and land	—	—	—	—	—	—	—	—
Commercial real estate	389	5,351	3,577	1,889	—	—	11,206	259
Residential	—	—	—	—	2,205	—	2,205	222
Consumer	—	—	—	—	—	—	—	—
Total	$389	$5,351	$3,577	$1,889	$2,205	$878	$14,289	$1,168

The following table shows the amortized cost and allowance for credit losses for loans on nonaccrual status as of June 30, 2023 and the amortized cost and allowance for loan losses for loans on nonaccrual status as of December 31, 2022.

	As of June 30, 2023			As of December 31, 2022
	Non-accrual	Non-accrual		Non-accrual	Non-accrual
	with no allowance	with allowance	Total	with no allowance	with allowance	Total
	for credit losses	for credit losses	nonaccrual	for loan losses	for loan losses	nonaccrual
Commercial and industrial	$—	$658	$658	$—	$878	$878
Construction and land	—	—	—	—	—	—
Commercial real estate	10,093	385	10,478	10,734	472	11,206
Residential	1,535	160	1,695	1,991	214	2,205
Consumer	—	—	—	—	—	—
Total	$11,628	$1,203	$12,831	$12,725	$1,564	$14,289

Interest income recognized on nonaccrual loans was $16,000 and $81,000 for the three and six months ended June 30, 2023, and $18,000 and $33,000 for the three and six months ended June 30, 2022, respectively.

As part of the acquisition of PEB, the Company acquired certain small business loans to borrowers qualified under The California Capital Access Program for Small Business, a state guaranteed loan program sponsored by the California Pollution Control Financing Authority (“CalCAP”). PEB ceased originating loans under this loan program in 2017. Under this loan program, the borrower, CalCAP and the participating lender contributed funds to a loss reserve account that is held in a demand deposit account at the participating lender. The borrower contributions to the loss reserve account are attributed to the participating lender. Losses on qualified loans are charged to this account after approval by CalCAP. Under the program, if a loan defaults, the participating lender has immediate coverage of 100% of the loss. The participating lender must return recoveries from the borrower, less expenses, to the credit loss reserve account. The funds in the loss reserve account are the property of CalCAP; however, in the event that the participating lender leaves the program any excess funds, after all loans have been repaid or unenrolled from the program by the

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

participating lender and provided there are no pending claims for reimbursement, the remaining excess funds are distributed to CalCAP and the participating lender based on their respective contributions to the loss reserve account. Funds contributed by the participating lender to the loss reserve account are treated as a receivable from CalCAP and evaluated for impairment quarterly. As of June 30, 2023, the Company had $25.6 million of loans enrolled in this loan program. The Company had a loss reserve account of $13.7 million as of June 30, 2023.

In addition, as successor to PEB, the Company was approved by CalCAP, in partnership with the California Air Resources Board, to originate loans to California truckers in the On-Road Heavy-Duty Vehicle Air Quality Loan Program. Under this loan program, CalCAP solely contributes funds to a loss reserve account that is held in a demand deposit account at the participating lender. Losses are handled in the same manner as described above. The funds are the property of CalCAP and are payable upon termination of the program. When the loss reserve account balance exceeds the total associated loan balance, the excess is to be remitted to CalCAP. The Company originated $2.5 million of loans under this program during the six months ended June 30, 2023. As of June 30, 2023, the Company had $21.7 million of loans enrolled in this program and a loss reserve account of $6.2 million.

NOTE 7 – PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at the dates indicated:

	June 30,	December 31,
	2023	2022
Premises owned	$11,154	$11,120
Leasehold improvements	2,266	2,259
Furniture, fixtures and equipment	7,355	6,760
Less accumulated depreciation and amortization	(7,736)	(6,861)
Total premises and equipment, net	$13,039	$13,278

Depreciation and amortization included in occupancy and equipment expense totaled $430,000 and $883,000 for the three and six months ended June 30, 2023, and $503,000 and $1.0 million for the three and six months ended June 30, 2022, respectively.

NOTE 8 – LEASES

The Company leased 19 branches under noncancelable operating leases as of June 30, 2023. These leases expire on various dates through 2030. The Company’s leases often have an option to renew one or more times, at the Company’s discretion, following the expiration of the initial term. If at lease inception, the Company considers the exercising of a

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability.

The Company uses the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term.

The below maturity schedule represents the undiscounted lease payments for the five-year period and thereafter as of June 30, 2023:

For remainder of 2023	$1,935
2024	3,997
2025	3,175
2026	2,423
2027	1,936
Thereafter	3,649
Total undiscounted cash flows	17,115
Less: interest	(1,168)
Present value of lease payments	$15,947

The following table presents the weighted average lease term and discount rate at the dates indicated:

	June 30, 2023		June 30, 2022
Weighted-average remaining lease term	5.0	years	4.9	years
Weighted-average discount rate	3.2%		2.4%

Rental expense included in occupancy and equipment expense totaled $1.0 million and $2.0 million for the three and six months ended June 30, 2023, and $893,000 and $2.2 million for the three and six months ended June 30, 2022, respectively.

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

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

Changes in the Company's goodwill during the six months ended June 30, 2023 and year ended December 31, 2022 were as follows:

	At and for the	At and for the
	six months ended	year ended
	June 30, 2023	December 31, 2022
Balance at beginning of period	$38,838	$38,838
Acquired goodwill	—	—
Impairment	—	—
Balance at end of period	$38,838	$38,838

Core Deposit Intangible

Changes in the Company’s core deposit intangible during the six months ended June 30, 2023 and year ended December 31, 2022 were as follows:

	At and for the	At and for the
	six months ended	year ended
	June 30, 2023	December 31, 2022
Balance at beginning of period	$5,201	$6,489
Additions	—	756
Less amortization	(674)	(2,044)
Balance at end of period	$4,527	$5,201

Estimated annual amortization expense at June 30, 2023 was as follows:

For remainder of 2023	$612
2024	1,222
2025	948
2026	455
2027	455
Thereafter	835
Total	$4,527

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

NOTE 10 – INTEREST RECEIVABLE AND OTHER ASSETS

The Company’s interest receivable and other assets at the dates indicated consisted of the following:

	June 30,	December 31,
	2023	2022
Tax assets, net	$19,442	$18,762
Accrued interest receivable	7,560	7,659
Investment in SBIC fund	4,936	4,389
Investment in Community Reinvestment Act fund	2,000	2,000
Prepaid assets	2,284	1,568
Servicing assets	1,717	2,092
Investment in Low Income Housing Tax Credit ("LIHTC") partnerships, net	3,004	2,675
Investment in statutory trusts	501	493
CalCAP reserve receivable	4,023	4,023
Other assets	2,072	1,871
Total	$47,539	$45,532

NOTE 11 – DEPOSITS

The Company’s deposits consisted of the following at the dates indicated:

	June 30,	December 31,
	2023	2022
Demand deposits	$664,096	$773,274
NOW accounts and savings	404,146	441,064
Money market	619,701	577,792
Time deposits	459,123	293,349
Total	$2,147,066	$2,085,479

Included in time deposits are certificates of deposit over $250 thousand totaling $71.5 million and $57.8 million at June 30, 2023 and December 31, 2022, respectively.

NOTE 12 – BORROWINGS

Other borrowings – The Bank has an approved secured borrowing facility with the Federal Home Loan Bank of San Francisco (the “FHLB”) for up to 25% of total assets for a term not to exceed five years under a blanket lien of certain types of loans. At both June 30, 2023 and December 31, 2022, the Company had no FHLB advances outstanding.

The Bank has Federal Funds lines with four corresponding banks. Cumulative available commitments totaled $65.0 million at both June 30, 2023 and December 31, 2022. There were no amounts outstanding under these facilities at June 30, 2023 or December 31, 2022.

Junior subordinated deferrable interest debentures – In connection with its previous acquisitions, the Company assumed junior subordinated deferrable interest debentures, totaling $8.5 million, net of fair value adjustments, with a weighted average interest rate of 8.12% at June 30, 2023, compared to $8.5 million, net of fair value adjustments, with a weighted average rate of 7.34% at December 31, 2022. The junior subordinated deferrable interest debentures mature in 2034, subject to earlier redemption by the Company.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

Subordinated debt – On August 10, 2020, the Company issued and sold $65.0 million aggregate principal amount of 5.25% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “Notes”) at a public offering price equal to 100% of the aggregate principal amount of the Notes. The Notes initially bear a fixed interest rate of 5.25% per year. Commencing on September 15, 2025, the interest rate on the Notes resets quarterly to the three-month Secured Overnight Financing rate plus a spread of 521 basis points (5.21%), payable quarterly in arrears. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year through September 15, 2025 and quarterly thereafter on March 15, June 15, September 15 and December 15 of each year through the maturity date or earlier redemption date. The Company, at its option, may redeem the Notes, in whole or in part, on any interest payment date on or after September 15, 2025, without a premium. At June 30, 2023 and December 31, 2022, the Company had outstanding Notes, net of cost to issue, totaling $63.8 million and $63.7 million, respectively.

NOTE 13 – INTEREST PAYABLE AND OTHER LIABILITIES

The Company’s interest payable and other liabilities at the dates indicated consisted of the following:

	June 30,	December 31,
	2023	2022
Accrued expenses	$7,233	$8,598
Accounts payable	709	452
Reserve for unfunded commitments	300	315
Accrued interest payable	2,686	1,413
Other liabilities	9,256	5,755
Total	$20,184	$16,533

NOTE 14 – OTHER EXPENSES

The Company’s other expenses for the periods indicated consisted of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Professional fees	$445	$576	$892	$1,882
Core deposit premium amortization	305	516	674	1,011
Marketing and promotions	253	237	400	533
Stationery and supplies	85	84	172	176
Insurance (including FDIC premiums)	433	238	634	469
Communication and postage	221	234	450	458
Loan default related expense	86	98	152	137
Director fees	84	115	165	199
Bank service charges	16	58	32	124
Courier expense	189	190	371	365
Other	105	1	281	305
Total	$2,222	$2,347	$4,223	$5,659

The Company expenses marketing and promotion costs as they are incurred. Advertising expense included in marketing and promotions totaled $15,000 and $21,000 for the three and six months ended June 30, 2023, and $21,000 and $42,000 for the three and six months ended June 30, 2022, respectively.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

NOTE 15 – EQUITY INCENTIVE PLANS

Equity Incentive Plans

2017 Omnibus Equity Incentive Plan

The Company’s shareholders approved the Company’s 2017 Omnibus Equity Incentive Plan (“2017 Plan”) in November 2017. The 2017 Plan provides for the awarding by the Company’s Board of Directors of equity incentive awards to employees and non-employee directors. An equity incentive award under the 2017 Plan may be an option, stock appreciation right, restricted stock units, stock award, other stock-based award or performance award. Factors considered by the Board in awarding equity incentives to officers and employees include the performance of the Company, the employee’s or officer’s job performance, the importance of his or her position, and his or her contribution to the organization’s goals for the award period. Generally, awards are restricted and have a vesting period of no longer than ten years. Subject to adjustment as provided in the 2017 Plan, the maximum number of shares of common stock that may be delivered pursuant to awards granted under the 2017 Plan is 450,000. The 2017 Plan provides for an annual restricted stock grant limits to officers, employees and directors. The annual stock grant limit per person for officers and employees is the lesser of 50,000 shares or a value of $2.0 million, and per person for directors, the maximum is 25,000 shares. All unvested restricted shares outstanding vest in the event of a change in control of the Company. Awarded shares of restricted stock vest over (i) a one-year period following the date of grant, in the case of the non-employee directors, and (ii) a three-year or five-year period following the date of grant, with the initial vesting occurring on the one-year anniversary of the date of grant, in the case of the executive officers. As of June 30, 2023, a total of 57,693 shares were available for future issuance under the 2017 Plan.

2014 Omnibus Equity Incentive Plan

In 2014, the Company’s shareholders approved the Company’s 2014 Equity Incentive Plan (the “2014 Plan”). A total of 148,962 equity incentive awards were granted under the 2014 Plan. The awards are shares of restricted stock and have a vesting period of one to five years. No future equity awards will be made from the 2014 Plan.

The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date. Total compensation expense for these plans was $182,000 and $432,000 for the three and six months ended June 30, 2023 and $233,000 and $557,000 for the three and six months ended June 30, 2022, respectively.

As of June 30, 2023, there was $996,000 of total unrecognized compensation cost related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately three years.

The Company has two forms of outstanding common stock: fully vested common stock and unvested restricted stock awards. Holders of restricted stock awards receive non-forfeitable dividends at the same rate as common stockholders and they both share equally in undistributed earnings. Under the two-class method, the difference in earnings per share is not significant for these participating securities.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

The following table provides the restricted stock grant activity for the periods indicated:

	At and for the three and six months ended June 30,
	2023		2022
		Weighted-average		Weighted-average
		grant date		grant date
	Shares	fair value	Shares	fair value
Non-vested at January 1,	97,877	$16.80	139,275	$16.29
Granted	28,392	18.98	22,473	18.79
Vested	(16,979)	19.06	(15,560)	18.34
Forfeited	—	—	(532)	18.79
Non-Vested, at March 31,	109,290	17.01	145,656	16.45
Vested	(30,764)	12.18	(45,997)	16.29
Forfeited	—	—	(1,322)	18.16
Non-Vested, at June 30,	78,526	$18.91	98,337	$16.50

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

We use fair value to measure certain assets and liabilities on a recurring basis, primarily securities available-for-sale. For assets measured at the lower of cost or fair value, the fair value measurement criteria may or may not be met during a reporting period and such measurements are therefore considered “nonrecurring” for purposes of disclosing our fair value measurements. Fair value is used on a nonrecurring basis to adjust carrying values for individually evaluated loans and other real estate owned and to record impairment on certain assets, such as goodwill, core deposit intangible, and other long-lived assets.

In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the lowest level of inputs that is significant to the measurement is used to determine the hierarchy for the entire asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with our quarterly valuation process. There were no transfers between levels during the three and six months ended June 30, 2023 and 2022.

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

The following assets are measured at fair value on a recurring basis as of the dates indicated:

	Total Estimated	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
June 30, 2023
U.S. Government Agencies	$1,502	$—	$1,502	$—
Municipal securities	19,180	—	19,180	—
Mortgage-backed securities	29,976	—	29,976	—
Collateralized mortgage obligations	26,228	—	26,228	—
SBA securities	3,835	—	3,835	—
Corporate bonds	65,785	—	65,785	—
Equity securities	11,912	11,912	—	—
Total	$158,418	$11,912	$146,506	$—

	Total Estimated	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
December 31, 2022
U.S. Government Agencies	$1,505	$—	$1,505	$—
Municipal securities	19,557	—	19,557	—
Mortgage-backed securities	33,010	—	33,010	—
Collateralized mortgage obligations	25,424	—	25,424	—
SBA securities	4,305	—	4,305	—
Corporate bonds	70,203	—	70,203	—
Equity securities	13,757	13,757	—	—
Total	$167,761	$13,757	$154,004	$—

The following assets are measured at fair value on a nonrecurring basis as of the dates indicated:

	Total Estimated	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
June 30, 2023
Individually evaluated	$13,605	—	—	$13,605
OREO	—	—	—	—
Total	$13,605	$—	$—	$13,605

	Total Estimated	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Performing impaired loans (1)	$759	$—	$—	$759
Nonperforming impaired loans	15,223	—	—	15,223
OREO	21	—	—	21
Total	$16,003	$—	$—	$16,003

(1)	At June, 30, 2023, with the adoption of CECL, one performing modified loan to a borrower experiencing financial difficulty was individually evaluated in determining the estimated allowance for credit losses.

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

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of the Company’s financial instruments at the dates indicated are presented below:

	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
June 30, 2023
Financial assets:
Cash and cash equivalents	$250,199	$250,199	$250,199	$—	$—
Time deposits in banks	1,992	1,992	1,992	—	—
Investment securities available-for-sale	146,506	146,506	—	146,506	—
Equity securities	11,912	11,912	11,912	—	—
Investment in FHLB and FRB Stock	20,929	20,929	—	20,929	—
Loans, net	1,994,207	1,918,577	—	—	1,918,577
Accrued interest receivable	7,560	7,560	—	7,560	—
Financial liabilities:
Deposits	2,147,066	2,149,738	—	2,149,738	—
Junior subordinated deferrable interest debentures, net	8,524	8,515	—	—	8,515
Subordinated debt, net	63,796	63,796	—	63,796	—
Accrued interest payable	2,686	2,686	—	2,686	—
Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	87,108	86,808	—	—	86,808

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

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

The following table presents a summary of commitments described above as of the dates indicated:

	June 30,	December 31,
	2023	2022
Commitments to extend credit	$86,187	$96,774
Standby letters of credit	921	768
Total commitments	$87,108	$97,542

Commitments generally have fixed expiration dates or other termination clauses. The actual liquidity needs or the credit risk that the Company will experience will likely be lower than the contractual amount of commitments to extend credit because a significant portion of these commitments are expected to expire without being drawn upon. The commitments are generally variable rate and include unfunded home equity lines of credit, commercial real estate construction loans where disbursement is made over the course of construction, commercial revolving lines of credit, and unsecured personal lines of credit. The Company’s outstanding loan commitments are made using the same underwriting standards as comparable outstanding loans. The reserve associated with these commitments included in interest payable and other liabilities on the consolidated balance sheets was $300,000 at June 30, 2023 and $315,000 at December 31, 2022.

Commercial Real Estate Concentrations

At June 30, 2023 and December 31, 2022, in management’s judgment, a concentration of loans existed in commercial real estate related loans. The Company’s commercial real estate loans are secured by owner-occupied and non-owner occupied commercial real estate and multifamily properties. Although management believes that loans within these concentrations have no more than the normal risk of collectability, a decline in the performance of the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on collectability.

Other Assets

The Company has commitments to fund investments in LIHTC partnerships and an SBIC fund. At June 30, 2023, the remaining commitments to the LIHTC partnerships and the SBIC fund were approximately $1.5 million and $122,000, respectively. At December 31, 2022, the remaining commitments to the LIHTC partnerships and the SBIC fund were approximately $2.1 million and $122,000, respectively.

Deposits

At June 30, 2023, approximately $186.7 million, or 8.66%, of the Company's deposits were derived from its top ten depositors. At December 31, 2022, approximately $215.1 million, or 11.0%, of the Company's deposits were derived from its top ten depositors. As of June 30, 2023 and December 31, 2022, approximately $992.2 million, or 46.2% and $1.1 billion, or 53.3%, of our total deposits were uninsured, respectively. The uninsured amounts are estimates based on the methodologies and assumptions used for United Business Bank’s regulatory reporting requirements.

Local Agency Deposits and Other Advances

In the normal course of business, the Company accepts deposits from local agencies. The Company is required to provide collateral for certain local agency deposits in the states of California, Colorado, New Mexico and Washington. At June 30, 2023 and December 31, 2022, the FHLB issued letters of credit on behalf of the Company totaling $42.6 million and $40.6 million, respectively, as collateral for local agency deposits.

NOTE 19 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the

BAYCOM CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Tables in thousands, except for share and per share data)

(unaudited)

consolidated financial statements except for the matter described below, which constitutes a non-recognized (Type II) subsequent event.

Subsequent to June 30, 2023, the Company determined that a certificate of deposit-secured line of credit loan made to a revocable living trust (the “Trust” or the “Borrower”) with an outstanding balance of approximately $5.0 million as of June 30, 2023 was impaired as a result of the sole trustee and beneficiary of the Trust filing for personal bankruptcy in July 2023.  At June 30, 2023, the loan was performing in accordance with its payment terms and was secured by a $4.0 million certificate of deposit held at the Bank.  An additional $1.0 million in cash collateral securing the loan had previously been released by the Bank into a third-party escrow account at the request of the Borrower to be used as a refundable retainer in connection with a separate transaction by the Borrower.  The loan matured on July 16, 2023. and the Bank received notification that the sole trustee and beneficiary of the Trust filed for personal bankruptcy on July 18, 2023. After receiving this notification, the Bank used the $4.0 million certificate of deposit held at the Bank to offset amounts owed on the loan and contacted the third-party escrow agent for the return of the additional $1.0 million of collateral. The Bank was advised by the escrow agent that the previously escrowed funds had been released by the escrow agent, which was done without the Bank’s consent and contrary to the written escrow instructions.  The Bank plans to initiate legal action against the Borrower, the Borrower’s related parties and the escrow agent to recover the previously escrowed collateral.  As the results of the planned legal action and the Bank’s ability to recover the previously escrowed collateral are uncertain, the Company expects to record a $1.0 million reserve for the unsecured portion of the loan during the third quarter of 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward- looking statements as a result of a wide variety or range of factors including, but not limited to:

●	potential adverse impacts to economic conditions in general and in California, Colorado, New Mexico and Washington specifically, other markets where the Company has lending relationships, or other aspects of the Company’s business operations or financial markets, including, without limitation, as a result of employment levels, labor shortages and the effects of inflation, a potential recession, or slowed economic growth caused by increasing political instability from acts of war including Russia’s invasion of Ukraine, as well as supply chain disruptions;
●	higher inflation and current and future monetary policies of the Federal Reserve in response thereto;
●	expected revenues, cost savings, synergies and other benefits from our recent acquisition of Pacific Enterprise Bancorp (the “PEB Merger”) might not be realized within the expected time frames or at all and costs or difficulties relating to integration matters, including but not limited to client and employee retention, might be greater than expected;
●	the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for credit losses and provision for credit losses;
●	changes in the levels of general interest rates and the relative differences between short and long-term interest rates and loan and deposit interest rates;
●	the possibility that unexpected outflows of uninsured deposits may require us to sell investment securities at a loss;
●	the transition from London Interbank Offered Rate (“LIBOR”) to new interest rate benchmarks;
●	our net interest margin and funding sources;
●	fluctuations in the demand for loans and the number of unsold homes, land and other properties;
●	fluctuations in real estate values in our market areas;
●	secondary market conditions for loans and our ability to sell loans in the secondary market;
●	results of examinations of us by regulatory authorities and the possibility that any such regulatory authority may, among other things, limit our business activities, require us to change our business mix, increase our allowance for credit losses, write-down asset values or increase our capital levels, affect our ability to borrow funds or maintain or increase deposits;
●	risks related to our acquisition strategy, including our ability to identify future suitable acquisition candidates, exposure to potential asset and credit quality risks and unknown or contingent liabilities, the need for capital to finance such transactions, our ability to obtain required regulatory approvals and possible failures in realizing the anticipated benefits from acquisitions;
●	challenges arising from attempts to expand into new geographic markets, products, or services;
●	future goodwill impairment due to changes in our business, market conditions, or other factors;
●	the impact of bank failures or adverse developments at other banks and related negative press about the banking industry in general on investor and depositor sentiment;
●	review of the Company’s accounting, accounting policies and internal control over financial reporting;
●	risks and uncertainties related to the recent restatement of certain of our historical consolidated financial statements;

●	the subsequent discovery of additional adjustments to the Company’s previously issued financial statements;
●	legislative or regulatory changes that adversely affect our business, including changes in banking, securities and tax laws, in regulatory policies and principles, or the interpretation of regulatory capital or other rules, and other governmental initiatives affecting the financial services industry;
●	our ability to attract and retain deposits;
●	our ability to control operating costs and expenses;
●	the use of estimates in determining the fair value of certain of our assets and liabilities, which estimates may prove to be incorrect and result in significant changes in valuation;
●	difficulties in reducing risk associated with the loans and securities on our balance sheet;
●	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;
●	the effectiveness of our risk management framework;
●	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions, which could expose us to litigation or reputational harm;
●	an inability to keep pace with the rate of technological advances;
●	risks associated with dependence on our Chief Executive Officer and senior management team and our ability to attract, motivate and retain qualified personnel;
●	costs and effects of litigation, including settlements and judgments;
●	our ability to implement our business strategies and manage our growth;
●	liquidity issues, including our ability to borrow funds or raise additional capital, if necessary or desired;
●	the loss of our large loan and deposit relationships;
●	increased competitive pressures among financial services companies;
●	changes in consumer spending, borrowing and savings habits;
●	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;
●	our ability to pay dividends on our common stock;
●	the quality and composition of our securities portfolio and the impact of any adverse changes in the securities markets;
●	the inability of key third-party providers to perform their obligations to us;
●	changes in accounting principles, policies or guidelines and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board;
●	the effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, and other external events on our business;
●	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and
●	risks described in other reports filed with or furnished to the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K/A for the year ended December 31, 2022 (“2022 Annual Report”) and this Form 10-Q.

In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur, and you should not put undue reliance on any forward-looking statements. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to us. We do not undertake and specifically disclaim any obligation to revise any forward-looking statements included in this report or the reasons why actual results could differ from those contained in such statements, whether as a result of new information or to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for the remainder of 2023 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of us and could negatively affect our consolidated financial condition and consolidated results of operations as well as our stock price performance.

Executive Overview

General. BayCom is a bank holding company headquartered in Walnut Creek, California. BayCom’s wholly owned banking subsidiary, United Business Bank, provides a broad range of financial services to businesses and business owners as well as individuals through its network of 34 full-service branches, with 16 locations in California, two in Washington, five in New Mexico and 11 in Colorado. The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including the consolidated financial statements and related data, relate primarily to the Bank.

Our principal objective is to continue to increase shareholder value and generate consistent earnings growth by expanding our commercial banking franchise through both strategic acquisitions and organic growth. Since 2010, we have expanded our geographic footprint through 10 strategic acquisitions. We believe our strategy of selectively acquiring and integrating community banks has provided us with economies of scale and improved our overall franchise efficiency. Looking forward, we expect to continue to pursue strategic acquisitions and believe our targeted market areas present us with many and varied acquisition opportunities. We are also focused on continuing to grow organically and believe the metropolitan and community markets in which we operate currently provide meaningful opportunities to expand our commercial client base and increase both interest-earning assets and market share. We believe our geographic footprint, which now includes the San Francisco Bay area, the metropolitan markets of Los Angeles, California, Seattle, Washington, and Denver, Colorado, and community markets including Albuquerque, New Mexico, and Custer, Delta, and Grand counties, Colorado, provides us with access to low cost, stable core deposits that we can use to fund commercial loan growth. We strive to provide an enhanced banking experience for our clients by providing them with a comprehensive suite of sophisticated banking products and services tailored to meet their needs, while delivering the high-quality, relationship-based client service of a community bank. At June 30, 2023, on a consolidated basis, the Company had approximately $2.6 billion in total assets, $2.0 billion in total loans, $2.1 billion in total deposits and $307.0 million in shareholders’ equity.

We continue to focus on growing our commercial loan portfolios through acquisitions as well as organic growth. At June 30, 2023, our $2.0 billion total loan portfolio included $461.5 million, or 22.9%, of acquired loans (all of which were recorded to their estimated fair values at the time of acquisition), and the remaining $1.6 billion, or 77.1%, consisted of loans we originated.

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

Changes in market interest rates, the slope of the yield curve, and interest we earn on interest earning assets or pay on interest bearing liabilities, as well as the volume and types of interest earning assets, interest bearing and noninterest bearing liabilities and shareholders’ equity, usually have the largest impact on changes in our net interest spread, net interest margin and net interest income during a reporting period. Since March 2022 through the quarter ended June 30, 2023, in response to inflation, the Federal Open Market Committee (“FOMC”) of the Board of Governors of the Federal Reserve System (“Federal Reserve”) has increased the target range for the federal funds rate by 500 basis points, including 75 basis points during the first six months of 2023, to a range of 5.00% to 5.25%. Subsequent to June 30, 2023, the FOMC further increased the target range for the federal funds rate by an additional 25 basis points. The increase in the average yield on interest-earning assets during the three and six months ended June 30, 2023 reflects the lagging benefit of variable rate interest-earning assets beginning to reprice higher. We believe our balance sheet is structured to enhance our net interest margin if the FOMC continues to raise the targeted federal funds rate.

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

For investments, the Company evaluates investment available-for-sale debt securities in an unrealized loss position to determine whether the decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors. Such situations may result from either a decline in the financial condition of the issuing entity or in the case of fixed interest rate investments, from rising interest rates. In making this assessment, management considers the length of time and the extent to which fair value is less than amortized cost, the nature of the security, the underlying collateral, and the financial condition and prospects of the issuer, among other factors. This assessment also includes a determination of whether the Company intends to sell the security, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses. If this assessment indicates a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses for available-for-sale securities is recorded for the credit loss, limited by the amount that the fair value is less than the amortized costs basis. Any impairment that has not been recorded through an allowance for credit losses for available-for-sale securities is recognized in other comprehensive income. Changes in the allowance for credit losses for available-for-sale securities are recorded as provision for (or reversal of) credit loss. Losses are charged against the allowance for credit losses for available-for-sale securities, with a corresponding adjustment to the security's amortized cost basis, when management believes the uncollectibility of an available-for-sale security is confirmed or when either criteria regarding intent or requirement to sell is met.

Noninterest expense. Noninterest expense includes, among other things: (i) salaries and related benefits; (ii) occupancy and equipment expense; (iii) data processing; (iv) Federal Deposit Insurance Corporation (“FDIC”) and state assessments; (v) outside and professional services; and (vi) other general and administrative expenses, including amortization of intangible assets. Salaries and related benefits include compensation, employee benefits and employment tax expenses for our personnel. Occupancy and equipment expense includes depreciation expense on our owned properties and equipment, lease expense on our leased properties and other occupancy-related expenses. Data processing expense includes fees paid to our third-party data processing system provider and other data service providers. FDIC and state assessments expense represents the assessments that we pay to the FDIC for deposit insurance and other regulatory costs to various states. Outside and professional fees include legal, accounting, consulting and other outsourcing arrangements.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. In doing so, we have to make estimates and assumptions. Our critical accounting estimates are those estimates that involve a significant level of uncertainty at the time the estimate was made, and changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, that would have a material impact on our financial condition or results of operations. Accordingly, actual results could differ materially from our estimates. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We have reviewed our critical accounting estimates with the audit committee of our Board of Directors. Our critical accounting estimates are described in detail in the Critical Accounting Estimates section of our 2022 Annual Report. There have been no significant changes to our critical accounting estimates since December 31, 2022, except for the following:

On January 1, 2023, the Company adopted ASU 2016-03 Financial Instruments — Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized costs, including loan receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in certain leases. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require increases or decreases in credit losses be presented as an allowance rather than as a write-down on available for sale debt securities, based on management's intent to sell the security or likelihood the Company will be required to sell the security, before recovery of the amortized cost basis.

Allowance for credit loan losses for investment securities available-for-sale. The Company evaluates investment securities available-for-sale in an unrealized loss position to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Impairment may result from either a decline in the financial condition of the issuing entity or in the case of fixed interest rate investments, from rising interest rates. In making this assessment, management considers the length of time and the extent to which fair value is less than amortized cost, the nature of the security, the underlying collateral, and the financial condition and prospects of the issuer, among other factors. This assessment also includes a determination of whether the Company intends to sell the security, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses.

Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Changes in the allowance for available-for-sale securities are recorded as provision for (or reversal of) credit loss. However, if the uncollectibility of an available-for-sale security is confirmed or if the Company intends to sell an impaired available-for-sale debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount is recognized in earnings with a corresponding adjustment to the security's amortized cost basis.

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

Under the CECL methodology, expected credit losses reflect expected losses over the remaining contractual life of an asset, considering the effect of prepayments and available information about the collectability of cash flows, including information about relevant historical experience, current conditions, and reasonable and supportable forecasts of future events and circumstances. Thus, the CECL methodology incorporates a broad range of information in developing credit loss estimates. The CECL methodology could result in significant changes to both the timing and amounts of provision for credit losses and the allowance as compared to historical periods. Loans that are deemed to be uncollectable are charged off and deducted from the allowance. The provision for credit losses and recoveries on loans previously charged off are added to the allowance. Regardless of the determination that a charge-off is appropriate for financial accounting purposes, the Company manages its loan portfolio by continually monitoring, where possible, a borrower's ability to pay through the collection of financial information, delinquency status, borrower discussion and the encouragement to repay in accordance with the original contract or modified terms, if appropriate.

The allowance for credit losses for loans is comprised of an individually evaluated component for loans that no longer share similar risk characteristics with other loans and a pooled loans component for loans that share similar risk characteristics.

A loan with an outstanding balance greater than $100,000 is individually evaluated for expected credit loss when it is probable that we will be unable to collect all amounts due according to the original contractual terms of the loan agreement. We select loans for individual assessment on an ongoing basis using certain criteria such as payment performance, borrower reported and forecasted financial results, and other external factors when appropriate. Loans that do not share the same risk characteristics as pooled loans are evaluated individually for credit loss and generally include all non-accrual loans, collateral dependent loans, and certain troubled debt restructured loans. We measure the current expected credit loss of an individually evaluated loan based upon the fair value of the underlying collateral, adjusted for costs to sell when applicable, or if the loan is not collateral-dependent we utilize the present value of expected future cash flows, discounted at the effective interest rate. A loan for which the terms have been modified resulting in a concession, and where the borrower is experiencing financial difficulties, is considered a modified loan to a borrower experiencing financial difficulty. The ACL on modified loans to borrowers experiencing financial difficulty is measured using the same method as individually evaluated loans. When the value of a concession is measured using the discounted cash flow method, the ACL is determined by discounting the expected future cash flows at the original interest rate of the loan. To the extent a loan balance exceeds the estimated collectable value, a reserve or charge-off is recorded depending upon either the certainty of the estimate of loss or the fair value of the loan’s collateral if the loan is collateral-dependent.

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

In determining the PD for each pooled segment, the Bank utilized regression analyses to identify certain economic drivers that were considered highly correlated to historical Bank or peer loan default experience. The regression models developed correlate macroeconomic variables to historical credit performance based on call report data over a 64 quarter (16-year) period which captures a full economic cycle from 2004 to 2019. We elected to exclude historical data from 2020 - 2021 to assess the quantitative expected credit losses because we believe that period is an outlier and did not represent normal economic behavior considering the Covid-19 pandemic lockdown with changes in macroeconomic variables and the significant levels of government relief programs in place during that period. For all segments, the Company's actual loss history was not statistically relevant, thus the loss history of peers, defined as commercial financial institutions with asset size of one to five billion, domiciled in California, with similar concentrations of lending were utilized to determine loss rates. The peers utilized in the ACL are segment specific. Additionally, management chose the national unemployment rate and U.S. gross domestic product as the primary economic forecast drivers for all segments. A third party provides LGD estimates for each segment based on a banking industry Frye-Jacobs Risk Index approach.

In its loss forecasting framework, the Company incorporates forward-looking information through the use of macroeconomic scenarios applied over the forecasted life of the assets. The quantitative CECL model applies the projected rates based on the economic forecasts for the four quarter (one-year) reasonable and supportable forecast horizon to EAD to estimate defaulted loans. The economic data is updated quarterly, which is based on Federal Reserve Economic Data (“FRED”) forecasts. Historical LGD rates are applied to estimated defaulted loans to determine estimated credit losses. For periods beyond the forecast horizon, the economic factors revert to historical averages on a straight-line basis over an eight-quarter (two-year) period. Subsequent to the reversion period for the remaining contractual life of loans and leases, the PD, LGD, and prepayment rates are based on historical experience during a full economic cycle.

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

Comparison of Financial Condition at June 30, 2023 and December 31, 2022

Total assets.  Total assets increased $54.2 million, or 2.2%, to $2.6 billion at June 30, 2023, from December 31, 2022. The increase primarily was due to cash and cash equivalents, increasing $73.4 million, or 41.5%, partially offset by decreases in loans receivable, net, of $8.0 million or 0.4% and investment securities available for sale of $7.5 million or 4.9%. In addition, interest receivable and other assets increased $2.0 million or 2.2%, equity securities decreased $1.8 million or 13.4%, and loan held for sale decreased $2.4 million or 100.0%.

Cash and cash equivalents.  Cash and cash equivalents increased $73.4 million, or 41.5%, to $250.2 million, at June 30, 2023, from $176.8 million at December 31, 2022. The increase primarily was due to a $63.7 million increase in federal funds sold and interest bearing balances in banks during six months ended June 30, 2023, consistent with management’s strategy to increase liquidity following the recent turmoil in the banking industry resulting from several recent high profile bank failures.

Investment securities available-for-sale.  Investment securities available-for-sale, decreased $7.5 million, or 4.9%, to $146.5 million at June 30, 2023 from $154.0 million at December 31, 2022. The decrease primarily was due to unrealized losses on investment securities available-for-sale of $6.8 million as a result of fair value adjustments and the routine amortization and repayment of investment principal balances and securities called and matured of $2.9 million, partially offset by the purchase of $2.5 million of investment securities during the six months ended June 30, 2023.

Equity securities.  Equity securities decreased $1.8 million, or 13.4% to $11.9 million at June 30, 2023 from $13.8 million at December 31, 2022, primarily due to a $1.8 million mark-to-market downward adjustment recorded during the six months ended June 30, 2023.

Loans receivable, net.  We originate a wide variety of loans with a focus on commercial real estate (“CRE”) loans and commercial and industrial loans. Loans receivable, net decreased $8.0 million, or 0.4%, to $2.0 billion at June 30, 2023 from December 31, 2022. The decrease was due to $65.1 million of loan repayments, including $997,000 in Paycheck Protection Program (“PPP”) loans, and $6.9 million in loan sales, partially offset by $34.3 million of new loan originations.

The following table provides information about our loan portfolio by type of loan, with purchase credit deteriorated (“PCD”) loans presented as a separate balance, at the dates presented.

	June 30,	December 31,
	2023	2022	% Change

	(Dollars in thousands)
Commercial and industrial (1)	$180,633	$184,521	(2.1)%
Real estate:
Residential	89,465	109,927	(18.6)
Multifamily residential	249,232	234,868	6.1
Owner occupied CRE	739,854	641,815	15.3
Non-owner occupied CRE	715,237	807,996	(11.5)
Construction and land	9,999	9,109	9.8
Total real estate	1,803,787	1,803,715	0.0
Consumer	916	4,183	(78.1)
PCD loans	27,961	28,787	(2.9)
Total Loans	2,013,297	2,021,206	(0.4)
Net deferred loan fees	10	(82)	(112.0)
Allowance for credit losses (2)	(19,100)	(18,900)	1.1
Loans, net	$1,994,207	$2,002,224	(0.4)%

(1)	Includes $4.9 million and $11.1 million of PPP loans as of June 30, 2023 and December 31, 2022, respectively.
(2)	Allowance for credit losses at June 30, 2023 is estimated under CECL whereas at December 31, 2022, the allowance for loan losses is estimated under the incurred loss methodology.

The following table shows as of June 30, 2023, the geographic distribution of our loan portfolio by type of loan in dollar amounts and percentages:

	San Francisco Bay				Total in State of
	Area (1)		Other California (2)		California		All Other States (3)		Total
		% of		% of		% of		% of		% of
		Total in		Total in		Total in		Total in		Total in
	Amount	Category	Amount	Category	Amount	Category	Amount	Category	Amount	Category

	(Dollars in thousands)
June 30, 2023
Commercial and industrial	$41,037	9.2%	$81,561	9.4%	$122,598	9.3%	$58,254	8.3%	$180,852	9.0%
Real estate:
Residential	14,568	3.3	42,707	4.9	57,275	4.4	32,740	4.7	90,015	4.5
Multifamily residential	50,452	11.3	100,685	11.6	151,137	11.5	100,859	14.4	251,996	12.5
Owner occupied CRE	244,192	54.8	415,768	47.9	659,960	50.3	100,840	14.4	760,800	37.8
Non-owner occupied CRE	95,128	21.4	219,162	25.3	314,290	23.9	404,429	57.8	718,719	35.7
Construction and land	—	—	7,909	0.9	7,909	0.6	2,090	0.3	9,999	0.5
Total real estate	404,340		786,231		1,190,571		640,958		1,831,529
Consumer	3	0.0%	1	—%	4	—%	912	0.1%	916	0.0%
Total loans	$445,380		$867,793		$1,313,173		$700,124		$2,013,297

December 31, 2022
Commercial and industrial	$54,056	7.8%	$92,546	10.1%	$146,602	9.1%	$41,936	10.2%	$188,538	9.3%
Real estate:
Residential	17,112	2.5	52,081	5.7	$69,193	4.3	41,413	10.1	110,606	5.5
Multifamily residential	58,533	8.4	108,198	11.8	166,731	10.4	70,974	17.3	237,705	11.8
Owner occupied CRE	242,755	35.0	363,210	39.7	605,965	37.6	52,191	12.7	658,156	32.6
Non-owner occupied CRE	321,523	46.3	289,528	31.6	611,051	37.9	197,804	48.1	808,855	40.0
Construction and land	—	—	8,678	0.9	8,678	0.5	4,485	1.1	13,163	0.7
Total real estate	639,923		821,695		1,461,618		366,867		1,828,485
Consumer	391	0.1%	1,672	0.2%	2,063	0.1%	2,120	0.5%	4,183	0.2%
Total loans	$694,370		$915,913		$1,610,283		$410,923		$2,021,206

(1)	Includes Alameda, Contra Costa, Solano, Sonoma, Marin, San Francisco, San Mateo and Santa Clara counties.
(2)	Includes loans located in Sacramento and Northern California counties totaling $99.9 million at June 30, 2023, and loans located in Los Angeles and Orange counties totaling $531.9 million at June 30, 2023. At December 31, 2022, loans in Sacramento and Northern California counties and loans in Los Angeles and Orange counties totaled $507.7 million and $189.6 million, respectively.

(3)	Includes loans located primarily in the states of Colorado, New Mexico and Washington. At June 30, 2023, loans in Colorado, New Mexico and Washington totaled $93.6 million, $47.7 million and $111.7 million, respectively. At December 31, 2022, loans in Colorado, New Mexico and Washington totaled $97.2 million, $51.3 million and $87.4 million, respectively.

Nonperforming assets and loans.  Nonperforming assets generally consists of nonaccrual loans, accruing loans that are 90 days or more past due and other real estate owned (“OREO”). Nonperforming loans generally consist of nonaccrual loans and accruing loans that are 90 days or more past due. Nonperforming assets decreased $2.4 million, or 15.8%, to $12.8 million, or 0.50% of total assets at June 30, 2023 from $15.2 million, or 0.61% of total assets at December 31, 2022. The decrease in nonperforming assets from December 31, 2022 was primarily due to the renewal of one accruing loan 90 days or more past due and in the process of collection totaling $934,000 at December 31, 2022, and the charge-off of five nonaccrual loans totaling $330,000 during the current quarter. There were no accruing loans 90 days or more past due or OREO at June 30, 2023, compared to $934,000 of accruing loans 90 days or more past due and $21,000 of OREO at December 31, 2022.

Nonperforming loans totaled $12.8 million, or 0.64% of total loans, at June 30, 2023, of which $801,000 were guaranteed by governmental agencies, compared to $15.2 million, or 0.75% of total loans, at December 31, 2022, of which $839,000 were guaranteed by governmental agencies. Not included in nonperforming loans at June 30, 2023 and December 31, 2022, were $774,000 and $759,000 of performing (accruing) modified loans to borrowers experiencing financial difficulty, respectively.

At June 30, 2023 and December 31, 2022, nonaccrual loans included $1.1 million and $2.5 million of loans 30-89 days past due, and $2.8 million and $4.0 million of loans less than 30 days past due, respectively. At June 30, 2023, the $2.8 million of loans less than 30 days past due was comprised of 15 loans, all of which were placed on nonaccrual due to concerns over the financial condition of the borrowers. See Note 19 Subsequent Events in the Notes to the Condensed Consolidated Financial Statements.

Subsequent to June 30, 2023, the Company determined that a certificate of deposit-secured line of credit loan made to the Borrower with an outstanding balance of approximately $5.0 million as of June 30, 2023 was impaired as a result of the sole trustee and beneficiary of the Trust filing for bankruptcy in July 2023.  After utilizing the $4.0 million certificate of deposit held at the Bank to offset amounts owed on the loan, the Company expects to place the $1.0 million outstanding balance on nonaccrual and record a $1.0 million reserve for the unsecured portion of the loan during the third quarter of 2023. For additional information on, see Note 19 Subsequent Events in the Notes to the Condensed Consolidated Financial Statements.

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

Loan modifications to borrowers experiencing financial difficulty as of June 30, 2023 totaled $6.0 million, of which $774,000 were accruing and performing according to their modified terms, compared to $6.3 million, of which $759,000 were accruing and performing according to their modified terms, at December 31, 2022. Modified loans that are accruing and performing according to their modified terms are not considered nonperforming loans as they continue to accrue interest despite their modified status. The related allowance for credit losses on individually evaluated modified loans totaled $296,000 and $393,000 at June 30, 2023 and December 31, 2022, respectively.

The following table provides information regarding nonperforming loans, nonperforming assets and modified loans as of the dates indicated:

	June 30,	December 31,
	2023	2022

	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Commercial and industrial	$658	$869
Real estate:
Residential	1,695	2,213
Multifamily residential	5,328	5,351
Owner occupied CRE	5,107	5,491
Non-owner occupied CRE	43	365
Construction and land	—	—
Total real estate	12,173	13,420
Consumer	—	—
Total nonaccrual loans	12,831	14,289
Accruing loans 90 days or more past due	—	934
Total nonperforming loans	12,831	15,223
Real estate owned	—	21
Total nonperforming assets (1)	$12,831	$15,244
Modified loans to borrowers experiencing financial difficulty – performing	774	759
PCD loans	$27,961	$28,787
Nonperforming assets to total assets (1)	0.50%	0.61%
Nonperforming loans to total loans (1)	0.64%	0.75%

(1)	Performing modified loans to borrowers experiencing financial difficulty are neither included in nonperforming loans above nor are they included in the numerators used to calculate these ratios.

Interest foregone on nonaccrual loans was approximately $185,000 and $631,000 for the three and six months ended June 30, 2023 and $72,700 and $157,000 for the three and six month ended June 30, 2022, respectively, none of which was included in interest income.

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

The Company adopted the CECL standard as of December 15, 2022, which resulted in a one-time day one 2023 adjustment to the allowance for credit losses for loans of $1.5 million (which included the reclassification of the net credit discount on acquired PCD loans totaling $845,000) and an allowance for unfunded credit commitments of $45,000, as well as an after-tax decrease to opening retained earnings of $491,000.

At June 30, 2023, the Company’s allowance for credit losses for loans was $19.1 million under the CECL framework, or 0.95% of total loans, compared to an allowance for loan losses of $18.9 million under the allowance for loan losses incurred loss framework, or 0.94% of total loans, at December 31, 2022. In addition to the CECL adjustment on January 1, 2023, a $985,000 reversal of the allowance for credit losses for loans was recorded for the six months ended June 30, 2023, compared to $2.6 million provision for loan losses for the six months ended June 30, 2022. The reversal of the allowance for credit losses for loans primarily resulted from $375,000 in net charge-offs for the six months ended June 30, 2023, coupled with improvements in forecasted economic conditions, specifically, national gross domestic product and national unemployment, indicators utilized to estimate credit losses and, to a lesser extent, a decrease in outstanding loan balances. We recorded net charge-offs of $60,000 and $375,000 for the three and six months ended June 30, 2023, and $2.5 million and $2.5 million for the three and six months ended June 30, 2022, respectively. The calculation of the allowance for credit losses for loans at June 30, 2023 and the allowance for loan losses at December 31, 2022, excludes the balance of PPP loans held in portfolio as of those dates as PPP loans are fully guaranteed by the SBA.

In accordance with acquisition accounting, loans acquired from acquisitions were recorded at their estimated fair value, which resulted in a net discount to the loans’ contractual amounts. Credit discounts are included in the determination of fair value and as a result, no allowance for credit losses for loans is recorded for acquired loans at the acquisition date. However, the allowance for credit loss includes an estimate for credit deterioration of acquired loans that occurs after the date of acquisition, which is included in the credit loss provision in the period that the deterioration occurred. The discount recorded on the acquired loans is not reflected in the allowance for credit losses for loans or related allowance coverage ratios. As of June 30, 2023, acquired loans net of their discount totaled $234.7 million and the remaining net discount on these acquired loans was $331,000, compared to $257.4 million of acquired loans and $522,000 of net discounts at

December 31, 2022. The net discount includes a credit discount based on estimated losses in the acquired loans partially offset by a premium, if any, based market interest rates on the date of acquisition.

The following table presents certain credit ratios at the dates and for the periods indicated and each component of the ratio’s calculations:

	At and for the six months ended June 30,
	2023	2022

	(Dollars in thousands)
Allowance for credit losses on loans as a percentage of total loans outstanding at period end	0.95%	0.89%
Allowance for credit losses on loans	$19,100	$17,800
Total loans outstanding	2,013,307	2,005,004

Nonaccrual loans as a percentage of total loans outstanding at period end	0.64%	0.52%
Total nonaccrual loans	$12,831	$10,405
Total loans outstanding	2,013,307	2,005,004

Allowance for credit losses on loans as a percentage of nonaccrual loans at period end	148.86%	171.07%
Allowance for credit losses on loans	$19,100	$17,800
Total nonaccrual loans	12,831	10,405

Net charge-offs/(recoveries) during period to average loans outstanding:
Commercial and industrial:	0.10%	0.82%
Net charge-offs	$203	$2,517
Average loans outstanding	195,743	305,235
Construction and land:	—%	—%
Net charge-offs	$—	$—
Average loans outstanding	13,609	19,426
Commercial estate:	—%	—%
Net (recoveries)/charge-offs	$(2)	$1
Average loans outstanding	1,723,505	1,530,947
Residential:	0.18%	0.01%
Net charge-offs	$175	$6
Average loans outstanding	95,383	93,075
Consumer:	(0.05)%	0.29%
Net (recoveries)/charge-offs	$(1)	$6
Average loans outstanding	2,185	2,086
Total loans:	0.02%	0.13%
Total net charge-offs	$375	$2,530
Total average loans outstanding	2,030,425	1,950,769

As of June 30, 2023, the Company individually evaluated $13.6 million in loans, inclusive of $12.8 million of nonperforming loans and $774,000 of performing (accruing) modified loans to borrowers experiencing financial difficulty. Of the individually evaluated loans, only $1.2 million had a specific allowance, of $694,000, as of June 30, 2023. As of December 31, 2022, the Company individually evaluated $15.0 million in loans, inclusive of $14.3 million of nonperforming loans and $759,000 of performing (accruing) modified loans to borrowers experiencing financial difficulty. Of the nonperforming loans, only $1.4 million had a specific allowance, of $1.2 million, as of December 31, 2022.

Management considers the allowance for credit losses for loans at June 30, 2023 to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for credit losses for loans or that any increased allowance for credit losses for loans that may be required will not adversely impact our financial condition and results of operations. A further decline in national and local economic conditions as a result of unemployment levels, labor shortages and the effects of inflation, a potential recession, or slowed economic growth caused by increasing political instability from acts of war including Russia’s invasion of Ukraine, as well as supply chain disruptions, among other factors, could result in a material increase in the allowance for credit losses for loans and may adversely affect the Company’s financial condition and results of operations. In addition, the determination of the amount of our allowance for credit losses for loans is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for credit losses based upon their judgment of information available to them at the time of their examination.

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

Total deposits increased $61.6 million, or 3.0%, to $2.1 billion at June 30, 2023 from December 31, 2022. At June 30, 2023, noninterest bearing demand deposits totaled $664.1 million, or 30.9% of total deposits, compared to $773.3 million, or 37.1% of total deposits, at December 31, 2022. At June 30, 2023, uninsured deposits totaled $992.2 million, compared to $1.1 billion at December 31, 2022. The uninsured amounts are estimates based on the methodologies and assumptions used for United Business Bank’s regulatory reporting requirements.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered at the dates indicated.

	June 30,	December 31,
	2023	2022	% Change

	(Dollars in thousands)
Noninterest bearing demand deposits	$664,096	$773,274	(14.1)%
NOW accounts and savings	404,146	441,064	(8.4)
Money market	619,701	577,792	7.3
Time deposits	459,123	293,349	56.5
Total	$2,147,066	$2,085,479	3.0%

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

At June 30, 2023 and December 31, 2022, we had the ability to borrow up to $499.1 million and $473.6 million, respectively, from the FHLB of San Francisco. At both June 30, 2023 and December 31, 2022, there were no FHLB advances or FRB borrowings outstanding.

We may also utilize Fed Funds purchased from correspondent banks as a source of short-term funding. At both June 30, 2023 and December 31, 2022, we had a total of $65.0 million in federal funds line available from third-party financial institutions and no balances outstanding at these dates.

At both June 30, 2023 and December 31, 2022, the Company had outstanding junior subordinated deferrable interest debentures, net of fair value adjustments, assumed in connection with its previous acquisitions totaling $8.5 million.

At June 30, 2023, the Company had outstanding subordinated debt, net of costs to issue, totaling $63.8 million compared to $63.7 million at December 31, 2022.

We are required to provide collateral for certain local agency deposits. At June 30, 2023 and December 31, 2022, the FHLB of San Francisco had issued a letters of credit on behalf of the Bank totaling $42.6 million and $40.6 million, respectively, as collateral for local agency deposits.

Shareholders’ equity. Shareholders’ equity decreased $10.1 million, to $307.0 million at June 30, 2023 from $317.1 million at December 31, 2022. The decrease in shareholders’ equity primarily was due to the repurchase of $17.2 million of Company common stock, accrued cash dividends payable of $2.5 million, and a $4.9 million increase in accumulated other comprehensive loss, net of taxes, partially offset by $14.4 million of net income earned during the first six months of 2023. In addition, shareholder’s equity was negatively impacted by the adoption of CECL in the first quarter of 2023, which as of January 1, 2023, resulted in an after-tax decrease to opening retained earnings of $491,000. During the six months ended June 30, 2023, the Company repurchased a total of 543,955 shares of its common stock at a total cost of $9.1 million, or $16.71 per share, leaving 133,960 shares available for future purchases under the current stock repurchase plan. During the six months ended June 30, 2022, the Company repurchased a total of 262,221 shares of its common stock at a total cost of $5.7 million, or $21.69 per share. For additional information see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2023 and 2022

Earnings summary.  Net income was $7.2 million for the three months ended June 30, 2023, compared to $3.9 million for the three months ended June 30, 2022, an increase of $3.3 million or 84.4%. The increase was the result of a $1.1 million increase in net interest income, a $3.9 million decrease in provision for credit losses and a $906,000 increase in noninterest income, partially offset by a $1.3 million increase in noninterest expense and a $1.3 million increase in provision for income taxes. Diluted earnings per share were $0.59 for the three months ended June 30, 2023, compared to $0.29 for the three months ended June 30, 2022.

Net income was $14.4 million for the six months ended June 30, 2023, compared to $9.1 million for the six months ended June 30, 2022, an increase of $5.3 million, or 57.6%, The increase was primarily the result of a $4.0 million increase in net interest income, a $3.6 million decrease in provision for credit losses, reflecting a $985,000 reversal of the allowance for credit losses for the six months ended June 30, 2023, compared to a $2.6 million provision for credit losses for the same period in 2022, and a $445,000 decrease in noninterest expense, partially offset by a $164,000 decrease in noninterest income and a $2.7 million increase in provision for income taxes.

Our efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income before provision for credit losses and noninterest income, was 65.27% and 63.40% for the three and six months ended June 30, 2023, compared to 65.15% and 69.38% for the three and six months ended June 30, 2022, respectively. The efficiency ratio for the three months ended June 30, 2023 remained relatively unchanged as compared to the same period in 2022. The improvement in the efficiency ratio during the six months ended June 30, 2023 compared to the same period in 2022 primarily was due to higher revenues and, to a lesser extent, lower noninterest expenses.

Interest income.  Interest income for the three months ended June 30, 2023 was $31.3 million, compared to $25.6 million for the three months ended June 30, 2022, an increase of $5.6 million or 22.0%. The increase in interest income between periods reflects increases in interest income in all interest-earning asset categories, with the largest increases from loans and fed funds sold and interest bearing balances in banks. Increased yields earned on interest-earning assets, along with an increase in the average balance of loans, were the primary drivers for the increase in interest income. The increase in interest income was partially offset by lower recognition of deferred loan fee income on the repayment of PPP loans.

Interest income on loans, including fees, increased $3.7 million, or 16.0%, to $26.7 million for the three months ended June 30, 2023, compared to $23.0 million for the three months ended June 30, 2022, primarily due to a 66 basis point increase in the average loan yield and, to a lesser extent, a $31.7 million increase in the average balance of loans. The average yield on loans, including the accretion of the net discount and deferred PPP loan fees recognized for the three months ended June 30, 2023 was 5.28%, compared to 4.62% for the same period in 2022. Interest income on loans for three months ended June 30, 2023 and 2022 included $5,000 and $198,000, respectively, in accretion of the net discount on acquired loans and revenue from PCD loans in excess of discounts. The remaining net discount on acquired loans was $331,000 and $481,000 at June 30, 2023 and June 30, 2022, respectively. Interest income on loans for three months ended June 30, 2023, included $0 fees earned related to PPP loans, compared to $351,000 in fees earned related to PPP loans during the three months ended June 30, 2022. As of June 30, 2023, there was a minimal amount of unrecognized deferred fees and costs. Interest income on loans for the three months ended June 30, 2023 and 2022, included $48,000 and $269,000, respectively, in fees related to prepayment penalties.

Interest income on investment securities increased $162,000, or 10.6%, to $1.7 million for the three months ended June 30, 2023, compared to $1.5 million for the three months ended June 30, 2022, due to a 78 basis point increase in the average yield earned on, partially offset by a $21.6 million decrease in the average balance of, investment securities. The average yield on investment securities was 3.99% for the three months ended June 30, 2023 compared to 3.21% for the three months ended June 30, 2022.

Interest income on federal funds sold and interest-bearing balances in banks increased $1.8 million, or 217.7%, to $2.6 million for the three months ended June 30, 2023, compared to $806,000 for the three months ended June 30, 2022, due to a 430 basis point increase in the average yield earned on federal funds sold and interest-bearing balances in banks, partially offset by a $183.9 million decrease in the average balance of federal funds sold and interest-bearing balances in banks. The average yield on federal funds sold and interest-bearing balances in banks was 5.14% for the three months ended June 30, 2023 compared to 0.84% for the three months ended June 30, 2022. In addition, during the second quarter of 2023, we received $340,000 in cash dividends on our FRB and FHLB stock, up 25.9% from $270,000 in the second quarter of 2022.

Interest income for the six months ended June 30, 2023 was $61.3 million, compared to $50.4 million for the six months ended June 30, 2022, an increase of $10.9 million or 21.6%. The increase in interest income between periods reflects increases in interest income in all interest-earning asset categories, with the largest increases from loans and fed funds sold and interest bearing balances in banks. Increased yields earned on interest-earning assets, along with an increase in the average balance of loans, were the primary drivers for the increase in interest income. The increase in interest income was partially offset by lower recognition of deferred loan fee income on the repayment of PPP loans.

Interest income on loans, including fees, increased $7.0 million, or 15.3%, to $52.9 million for the six months ended June 30, 2023, compared to $45.9 million for the six months ended June 30, 2022, primarily due to a 51 basis point increase in the average loan yield and, to a lesser extent, an $82.0 million increase in the average balance of loans. The average yield on loans, including the accretion of the net discount and deferred PPP loan fees recognized for the six months ended June 30, 2023 was 5.26%, compared to 4.75% for the same period in 2022. Interest income on loans for six months ended June 30, 2023 and 2022 included $102,000 and $1.5 million, respectively, in accretion of the net discount on acquired loans and revenue from PCD loans in excess of discounts. Interest income on loans for six months ended June 30, 2023 and 2022 included $92,000 and $1.7 million in fees earned related to PPP loans, respectively. Interest income on loans for the six months ended June 30, 2023 and 2022, included $317,000 and $722,000, respectively, in fees related to prepayment penalties.

Interest income on investment securities increased $405,000, or 13.8%, to $3.3 million for the six months ended June 30, 2023, compared to $2.9 million for the six months ended June 30, 2022, due to a 76 basis point increase in the average yield earned on, partially offset by a $15.4 million decrease in the average balance of investment securities. The average yield on investment securities available-for-sale was 3.94% for the six months ended June 30, 2023 compared to 3.18% for the six months ended June 30, 2022.

Interest income on federal funds sold and interest-bearing balances in banks increased $3.4 million, or 331.6%, to $4.4 million for the six months ended June 30, 2023, compared to $1.0 million for the six months ended June 30, 2022, due to a 436 basis point increase in the average yield earned on federal funds sold and interest-bearing balances in banks, partially offset by a $208.6 million decrease in the average balance of federal funds sold and interest-bearing balances in banks. The average yield on federal funds sold and interest-bearing balances in banks was 4.88% for the six months ended June 30, 2023 compared to 0.52% for the six months ended June 30, 2022.

Interest expense.  Interest expense increased $4.5 million, or 184.6%, to $7.0 million for the three months ended June 30, 2023, compared to $2.5 million for the three months ended June 30, 2022, reflecting higher funding costs related to increased rates of interest payable on our deposits and junior subordinated debentures. Total average interest-bearing liabilities decreased $56.4 million, or 3.7%, to $1.4 billion for the three months ended June 30, 2023, compared to $1.5 billion for the three months ended June 30, 2022. The average rate paid on interest-bearing liabilities for three months ended June 30, 2023 was 1.82% compared to 0.62% for three months ended June 30, 2022.

Interest expense on deposits increased $4.4 million, or 304.7%, to $5.9 million for the three months ended June 30, 2023 compared to $1.5 million for the three months ended June 30, 2022. The increase primarily was due to an increase in the average cost of deposits, specifically, money market accounts and certificates of deposit. The average rate paid on interest bearing deposits increased by 123 basis points to 1.61% for the three months ended June 30, 2023, compared to 0.38% for the three months ended June 30, 2022. The overall average cost of deposits for the three months ended June 30, 2023 and 2022 was 1.10% and 0.25%, respectively. The average balance of deposits totaled $1.5 billion for both the three months ended June 30, 2023 and the three months ended June 30, 2022, with decreases in the average balances of savings, NOW and money market accounts being offset by an increase in the average balance of certificates of deposit. The average balance of noninterest bearing deposits decreased $111.4 million, or 14.13%, to $677.5 million for the three months ended June 30, 2023 compared to $816.9 million for the same period in 2022.

Interest expense on borrowings increased $100,000, or 9.96%, to $1.1 million for the three months ended June 30, 2023, compared to $999,000 for the three months ended June 30, 2022. The average balance of borrowings increased $251,000 to $72.3 million during the three months ended June 30, 2023, compared to $72.0 million during the three months ended June 30, 2022. The average cost of borrowings increased to 6.09% for the three months ended June 30, 2023, compared to 5.56% for the three months ended June 30, 2022.

Interest expense increased $6.9 million, or 140.2%, to $11.8 million for the six months ended June 30, 2023 compared to $4.9 million for the six months ended June 30, 2022, reflecting higher funding costs related to increased rates of interest payable on our deposits and junior subordinated debentures. Total average interest-bearing liabilities decreased $81.6 million, or 5.5%, to $1.5 billion for the six months ended June 30, 2023, compared to $1.6 billion for the six months ended June 30, 2022. The average rate paid on interest-bearing liabilities for six months ended June 30, 2023 was 1.60% compared to 0.63% for six months ended June 30, 2022.

Interest expense on deposits increased $6.7 million, or 227.8%, to $9.6 million for the six months ended June 30, 2023 compared to $2.9 million for the six months ended June 30, 2022. The increase primarily was due to an increase in the average cost of deposits, specifically, money market accounts and certificates of deposit. The average rate paid on interest bearing deposits increased by 98 basis points to 1.37% for the six months ended June 30, 2023, compared to 0.39% for the six months ended June 30, 2022. The overall average cost of deposits for the six months ended June 30, 2023 and 2022 was 0.91% and 0.26%, respectively. The average balance of deposits totaled $1.4 billion for the six months ended June 30, 2023, compared to $1.5 billion for the same period in 2022, with decreases in the average balances of savings, NOW and money market accounts being offset by an increase in the average balance of certificates of deposit. The average balance of noninterest bearing deposits decreased $64.3 million, or 8.30%, to $709.6 million for the six months ended June 30, 2023 compared to $773.9 million for the same period in 2022.

Interest expense on borrowings increased $216,000, or 10.90%, to $2.2 million for the six months ended June 30, 2023, compared to $2.0 million for the six months ended June 30, 2022. The average balance of borrowings increased $609,000 to $72.6 million during the six months ended June 30, 2023, compared to $72.0 million during the six months ended June 30, 2022. The average cost of borrowings increased to 6.11% for the six months ended June 30, 2023, compared to 5.55% for the six months ended June 30, 2022.

Net interest income and net interest margin. Net interest income increased $1.1 million, or 4.8%, to $24.3 million for the three months ended June 30, 2023, compared to $23.2 million for the three months ended June 30, 2022. The increase in net interest income primarily was due to increases in interest income on loans, cash and cash equivalents and, to a lesser extent, investment securities, including dividends on FRB and FHLB stock, partially offset by higher funding costs related to increased rates of interest payable on our deposits and junior subordinated debentures.

The average yield (annualized) on interest earning assets for the three months ended June 30, 2023 increased to 5.18%, a 121 basis point increase from 3.97% for the three months ended June 30, 2022, while the average cost of interest bearing liabilities was 1.82% and 0.62% for the three months ended June 30, 2023 and 2022, respectively. The average yield (annualized) on interest earning assets for the six months ended June 30, 2023 increased to 5.15%, a 115 basis point increase from 4.00% for the six months ended June 30, 2022, while the average cost of interest bearing liabilities for the six months ended June 30, 2023 increased to 1.60%, or three basis points, from 0.63% for the six months ended June 30, 2022. The increases in average yields on interest-earning assets and average rates paid on interest-bearing liabilities during the three and six months ended June 30, 2023, compare to the same periods in 2022, was due to increases in the target range for federal funds since March 2022, including a 75 basis point increase during the first six months of 2023, to a range of 5.00% to 5.25%.

The annualized net interest margin for the three and six months ended June 30, 2023 was 4.02% and 4.16%, compared to 3.59% and 3.61% for the three and six months ended June 30, 2022, respectively. The increase in net interest margin reflects the increased net interest income resulting from an improved mix of interest-earning assets, including increased balances of higher yielding loans and investment securities available for sale, and a lower average balance of interest earning assets. The average yield on PPP loans for the three and six months ended June 30, 2023 was 1.00% and 3.89%, including the recognition of deferred fees, resulting in no impact and a positive impact of four basis points to the net interest margin during the three and six months ended June 30 2023, respectively, compared to an average yield of 2.55% and 4.35%, including the recognition of deferred fees, resulting in a positive impact of seven basis points and 10 basis points during three and six months ended June 30, 2022, respectively. The impact of PPP loans on net interest margin will change during any period based on the volume of prepayments or amounts forgiven by the SBA as certain criteria are met but will cease completely after the maturity of the loans. Accretion of acquisition accounting discounts on loans and the recognition of revenue from acquired loans in excess of discounts did not affect the net interest margin for the three months ended June 30, 2023 and increased our net interest margin by three basis points during the six months ended June 30, 2023 compared to six and 16 basis points during the three and six months ended June 30, 2022, respectively.

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

	Three months ended June 30,
	2023			2022
			Annualized			Annualized
	Average		Average	Average		Average
	Balance(1)	Interest	Yield/Cost	Balance(1)	Interest	Yield/Cost

	(Dollars in thousands)
Interest earning assets
Fed Funds sold and interest bearing balances in banks	$199,905	$2,560	5.14%	$383,849	$806	0.84%
Investments securities	170,141	1,693	3.99%	191,707	1,531	3.21%
FHLB Stock	13,189	196	5.96%	10,679	158	5.93%
FRB Stock	9,641	144	5.99%	9,153	140	6.15%
Total loans	2,027,505	26,667	5.28%	1,995,803	22,984	4.62%
Total interest earning assets	2,420,381	31,260	5.18%	2,591,191	25,619	3.97%
Noninterest earning assets	140,770			141,604
Total average assets	$2,561,151			$2,732,795
Interest bearing liabilities
Savings	$112,378	37	0.13%	$124,850	43	0.14%
NOW accounts	298,339	68	0.09%	349,467	83	0.10%
Money market	616,426	2,380	1.55%	739,160	768	0.42%
Time deposits	435,405	3,396	3.13%	305,478	559	0.73%
Total interest bearing deposit accounts	1,462,548	5,881	1.61%	1,518,955	1,453	0.38%
Subordinated debt, net	63,770	895	5.63%	63,601	895	5.64%
Junior subordinated debentures, net	8,512	203	9.57%	8,431	104	4.97%
Total interest bearing liabilities	1,534,830	6,979	1.82%	1,590,987	2,452	0.62%
Noninterest bearing deposits	677,500			788,938
Other noninterest bearing liabilities	36,003			27,912
Noninterest bearing liabilities	713,503			816,850
Total average liabilities	2,248,333			2,407,837
Average equity	312,818			324,958
Total average liabilities and equity	$2,561,151			$2,732,795
Net interest income		$24,281			$23,167

Interest rate spread (2)			3.36%			3.35%
Net interest margin (3)			4.02%			3.59%
Ratio of average interest earning assets to average interest bearing liabilities			157.70%			162.87%

(1)	Average balances are computed using average daily balances.
(2)	Interest rate spread is calculated as the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(3)	Net interest margin is calculated as net interest income divided by total average interest earning assets.

	Six months ended June 30,
	2023			2022

	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Cost	Balance(1)	Interest	Yield/Cost

	(Dollars in thousands)
Interest earning assets
Fed Funds sold and interest-bearing balances in banks	$181,455	$4,389	4.88%	$390,047	$1,015	0.52%
Investments securities	170,409	3,333	3.94%	185,814	2,930	3.18%
FHLB Stock	10,931	384	7.09%	10,286	307	6.03%
FRB Stock	9,609	288	6.04%	8,697	261	6.06%
Total loans	2,029,959	52,922	5.26%	1,948,007	45,911	4.75%
Total interest earning assets	2,402,363	61,316	5.15%	2,542,851	50,424	4.00%
Noninterest earning assets	144,767			143,046
Total average assets	$2,547,130			$2,685,897
Interest bearing liabilities
Savings	$115,968	77	0.13%	$125,273	86	0.14%
NOW accounts	307,273	142	0.09%	351,919	166	0.09%
Money market	610,140	4,117	1.36%	719,636	1,571	0.44%
Time deposits	380,650	5,245	2.78%	298,834	1,100	0.74%
Total interest bearing deposit accounts	1,414,031	9,581	1.37%	1,495,662	2,923	0.39%
Subordinated debt, net	63,749	1,791	5.67%	63,579	1,791	5.68%
Junior subordinated debentures, net	8,502	406	9.63%	8,421	190	4.55%
Other borrowings	359	—	—%	—	—	—%
Total interest bearing liabilities	1,486,641	11,778	1.60%	1,567,662	4,904	0.63%
Noninterest bearing deposits	709,590			773,852
Other noninterest bearing liabilities	35,071			29,268
Noninterest bearing liabilities	744,661			803,120
Total average liabilities	2,231,302			2,370,782
Average equity	315,827			315,115
Total average liabilities and equity	$2,547,129			$2,685,897
Net interest income		$49,538			$45,520

Interest rate spread (2)			3.55%			3.37%
Net interest margin (3)			4.16%			3.61%
Ratio of average interest earning assets to average interest bearing liabilities			161.60%			162.21%

(1)	Average balances are computed using average daily balances.
(2)	Interest rate spread is calculated as the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(3)	Net interest margin is calculated as net interest income divided by total average interest earning assets.

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

	Three months ended June 30,			Six months ended June 30,
	2023 compared to 2022			2023 compared to 2022
	Increase/(Decrease)			Increase/(Decrease)
	Attributable to			Attributable to
	Rate	Volume	Total	Rate	Volume	Total

	(Dollars in thousands)			(Dollars in thousands)
Interest earning assets
Fed funds sold and interest bearing balances in banks	$2,140	$(386)	$1,754	$3,917	$(543)	$3,374
Investments securities	334	(172)	162	646	(243)	403
FHLB stock and FRB stock	(3)	45	42	57	47	104
Total loans	3,318	365	3,683	5,080	1,931	7,011
Total interest income	5,789	(148)	5,641	9,700	1,192	10,892

Interest bearing liabilities
Savings	(2)	(4)	(6)	(3)	(6)	(9)
NOW accounts	(3)	(12)	(15)	(3)	(21)	(24)
Money market accounts	1,739	(127)	1,612	2,785	(239)	2,546
Time deposits	2,599	238	2,837	3,844	301	4,145
Total deposit accounts	4,333	95	4,428	6,623	35	6,658
Subordinated debt, net	—	—	—	—	—	—
Junior subordinated debentures, net	98	1	99	214	2	216
Other borrowings	—	—	—	—	—	—
Total interest expense	4,431	96	4,527	6,837	37	6,874
Net interest income	$1,358	$(244)	$1,114	$2,863	$1,155	$4,018

Provision for credit losses. We recorded a $1.3 million and $985,000 reversal of the allowance for credit losses for loans for the three and six months ended June 30, 2023, compared to a $2.6 million provision for loan losses for both the three and six months ended June 30, 2022. The reversal of the allowance for credit losses during the three and six months ended June 30, 2023 was primarily due to improvements in forecasted economic conditions, specifically, national gross domestic product and national unemployment, indicators utilized to estimate credit losses and, to a lesser extent, a decrease in outstanding loan balances and $60,000 and $375,000 in net charge-offs during the three and six months ended June 30, 2023, respectively.

Noninterest income.  Noninterest income increased $906,000, or 503.3%, to $1.1 million for the three months ended June 30, 2023 compared to $180,000 for the three months ended June 30, 2022. The increase in noninterest income was primarily due to a $924,000 improvement in fair value adjustments on equity securities, a $204,000 increase in loan servicing fees and other fees and a $164,000 increase in service charges and other fees, partially offset by a $231,000 decrease in gain on sale of loans due to a decrease in the volume of premiums observed on SBA loans (guaranteed portion) sold and a $141,000 decrease in other income and fees.

Noninterest income decreased $164,000, or 5.8%, to $2.6 million for the six months ended June 30, 2023 compared to $2.8 million for the six months ended June 30, 2022. The decrease in noninterest income was primarily due to a $1.7 million bargain purchase gain in 2022 with no similar activity in 2023, a $956,000 decrease in gain on sale of loans due to a decrease in the volume of premiums observed on SBA loans (guaranteed portion) sold and a $178,000 decrease in loan servicing fees and other fees, partially offset by a $1.8 million improvement in fair value adjustments on equity securities, a $496,000 increase in income on investment in a Small Business Investment Company (“SBIC”) fund and a $419,000 increase in service charges and other fees.

The following table presents the key components of noninterest income for the periods indicated:

	Three months ended June 30,
	2023	2022 (As Restated)	$ Change	% Change

	(Dollars in thousands)
Gain on sale of loans	$68	$299	$(231)	(77.3)%
Loss on equity securities	(917)	(1,841)	924	(50.2)%
Service charges and other fees	882	718	164	22.8%
Loan servicing and other loan fees	593	607	(14)	(2.3)%
Income on investment in SBIC fund	225	21	204	(971.4)%
Other income and fees	235	376	(141)	(37.5)%
Total noninterest income	$1,086	$180	$906	503.3%

	Six months ended June 30,
	2023	2022 (As Restated)	$ Change	% Change

	(Dollars in thousands)
Gain on sale of loans	$480	$1,436	$(956)	(66.6)%
Loss on equity securities	(1,813)	(3,609)	1,796	(49.8)%
Service charges and other fees	1,767	1,348	419	31.1%
Loan servicing and other loan fees	1,003	1,181	(178)	(15.1)%
Income on investment in SBIC fund	714	218	496	227.5%
Bargain purchase gain	—	1,665	(1,665)	N/M %
Other income and fees	496	572	(76)	(13.3)%
Total noninterest income	$2,647	$2,811	$(164)	(5.8)%

N/M - Not meaningful

Noninterest expense. Noninterest expense increased $1.4 million, or 8.9%, to $16.6 million for the three months ended June 30, 2023 compared to $15.2 million for the three months ended June 30, 2022. The increase primarily was due to a $1.5 million increase in salary and employee benefits expense due to a reduction in deferred loan origination expenses and higher salary expenses due to wage increases and increases in full-time equivalent employees and a $54,000 increase in occupancy and equipment expense, partially offset by a $125,000 decrease in other noninterest expense due to lower deposit intangible amortization and a $50,000 decrease in data processing expense due to lower core systems costs.

Noninterest expense for the six months ended June 30, 2023 decreased $445,000, or 1.3%, to $33.1 million compared to $33.5 million in the same period in 2022, primarily due to nonrecurring acquisition-related expenses incurred in the first quarter of 2022 in connection with the PEB Merger with no similar expenses recorded during the first half of 2023 and a decrease in other expenses, partially offset by an increase in salary and employee benefits. During the first half of 2023, compared to the same period in 2022, data processing expenses decreased $858,000, occupancy and equipment expense decreased $345,000, and other expense decreased $1.4 million, partially offset by a $2.2 million increase in salaries and employment benefits expense. Noninterest expense for the six months ended June 30, 2022 included $3.1 million of nonrecurring acquisition-related expenses related to the PEB Merger recorded in the first quarter of 2022, which were comprised of $555,000 in salary and employee benefits, $1.1 million in data processing expenses, $375,000 in occupancy and equipment expense and $1.1 million in other expenses, including $725,000 in professional and legal fees.

The following table details the components of noninterest expense for the periods indicated:

	Three months ended June 30,
	2023	2022	$ Change	% Change

	(Dollars in thousands)
Salaries and related benefits	$10,745	$9,277	$1,468	15.8%
Occupancy and equipment	1,974	1,920	54	2.8%
Data processing	1,616	1,666	(50)	(3.0)%
Other	2,222	2,347	(125)	(5.3)%
Total noninterest expense	$16,557	$15,210	$1,347	8.9%

	Six months ended June 30,
	2023	2022	$ Change	% Change

	(Dollars in thousands)
Salaries and employee benefits	$21,781	$19,587	$2,194	11.2%
Occupancy and equipment	4,001	4,346	(345)	(7.9)%
Data processing	3,081	3,939	(858)	(21.8)%
Other	4,223	5,659	(1,436)	(25.4)%
Total noninterest expense	$33,086	$33,531	$(445)	(1.3)%

Income taxes.  The provision for income taxes increased $1.3 million, or 78.2%, to $2.9 million the three months ended June 30, 2023 compared to $1.6 million for the three months ended June 30, 2022. For the six months ended June 30, 2022, the provision for income taxes increased $2.7 million, or 87.4%, to $5.7 million, compared to $3.0 million for the six months ended June 30, 2022. The Company’s effective tax rate was 28.4% and 28.3% for three and six months ended June 30, 2023 compared to 29.1% and 24.9% for the three and six months ended June 30, 2022. The effective tax rate was lower for the three months ended June 30, 2023, compared to the same period in 2022, due to slightly lower permanent differences. The effective tax rate was higher for the six months ended June 30, 2023, compared to the same period in 2022, due to a non-taxable bargain purchase gain in the first quarter of 2022.

Liquidity and Capital Resources

Planning for our normal business liquidity needs, both expected and unexpected, is done on a daily and short-term basis through the cash management function. On a longer-term basis, it is accomplished through the budget and strategic planning functions, with support from internal asset/liability management software model projections.

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run off that may occur in the normal course of business. We rely on a number of different sources in order to meet our potential liquidity demands. Our primary sources of funds are deposits, escrow and custodial deposits, principal and interest payments on loans and proceeds from sale of loans. During the three months ended June 30, 2023, the Bank sold $6.9 million in loans and loan participation interests and received $65.1 million in principal loan repayments. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition.

Deposits increased $61.6 million to $2.1 billion and liquid assets, in the form of cash and cash equivalents, time deposit in banks and investment securities, increased $65.6 million to $398.7 million at June 30, 2023 from December 31, 2022. Management believes that our securities portfolio is of high quality and the securities would therefore be marketable. Securities purchased during the three and six months ended June 30, 2023, totaled $1.0 million and $2.5 million, respectively, and securities repayments, maturities and sales in those periods were $1.7 million and $2.9 million, respectively. Certificates of deposit scheduled to mature in one year or less at June 30, 2023, totaled $380.0 million. It is management’s policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that most of our maturing certificates of deposit will remain with us.

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of June 30, 2023, the Bank had an available borrowing capacity of $499.1 million with the FHLB of San Francisco, with no borrowings outstanding at that date. The Bank also had, as of that date, federal funds lines with available commitments totaling $65.0 million with four correspondent banks. There were no amounts outstanding under these facilities at June 30, 2023 and December 31, 2022. Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible.

Liquidity management is both a daily and long-term function of the Company’s management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer-term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and U.S. agency securities. We use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. Loan commitments and letters of credit were $87.1 million, including $3.4 million of undisbursed construction and development loan commitments, at June 30, 2023. For information regarding our commitments, see “Note 18 – Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Information” of Part I of this report.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities for the six months ended June 30, 2023 was $18.5 million, compared to $10.8 million provided by operating activities for the six months ended June 30, 2022. During the six months ended June 30, 2023, net cash provided by investing activities was $10.4 million, which consisted primarily of net change in loans receivable, compared to $76.8 million of cash provided by investing activities for the six months ended June 30, 2022. Net cash provided by financing activities for the six months ended June 30, 2023 was $44.4 million, which was comprised primarily of net change in deposits, compared to $112.8 million used in financing activities during the six months ended June 30, 2022. Management believes the capital sources are adequate to meet all reasonably foreseeable short-term and long-term cash requirements. There has not been a material change in our liquidity and capital resources since the information disclosed in our 2022 Annual Report other than set forth above. We are not aware of any reasonably likely material changes in the mix and relative cost of such resources.

BayCom Corp is a separate legal entity from the Bank and must provide for its own liquidity. At June 30, 2023, BayCom Corp had liquid assets of $21.7 million. In addition to its operating expenses, BayCom Corp is responsible for paying to its shareholders any dividends that have been declared, funding stock repurchases, and making payments on its junior subordinated debentures and subordinated notes. BayCom Corp can receive dividends and other capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends and make other capital distributions.

On May 18, 2023, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.10 per share on the Company’s outstanding common stock, payable on July 14, 2023 to shareholders of record as of the close of business on June 16, 2023. The Company expects to continue to pay quarterly cash dividends on its common stock, subject to the Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. Assuming continued payment of the cash dividend at this rate of $0.10 per share, our average total dividend paid each quarter would be approximately $1.2 million based on the number of our outstanding shares at June 30, 2023. The dividends we pay if any, may be limited as more fully discussed under “Business – Supervision and Regulation – BayCom Corp – Dividends” and “– Regulatory Capital Requirements” contained in “Part I. Item 1. Business” of the 2022 Annual Report.

From time to time, our Board of Directors has authorized stock repurchase programs. In general, stock repurchases allow us to proactively manage our capital position and return excess capital to shareholders. Stock repurchases also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. In April 2023, our Board of Directors announced a new stock repurchase program, to commence following completion of the existing stock repurchase program, for the repurchase of up to 619,000 shares, or approximately 5.0% of the Company’s outstanding common stock, over a one year period. Purchases under the Company’s stock repurchase programs may be made through open market purchases, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The repurchase programs may be suspended, terminated, or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The Company’s stock repurchase programs do not obligate the Company to purchase any particular number of shares. As of June 30, 2023, there remained 133,960 shares available for repurchase under the Company’s existing stock repurchase program. For additional information on the Company’s stock repurchases, see “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” contained in Part II of this report.

Regulatory Capital

The Bank, as a state-chartered, federally insured commercial bank, and member of the Board of Governors of the Federal Reserve System, is subject to capital requirements established by the Federal Reserve. The Federal Reserve requires the Bank to maintain capital adequacy that generally parallels the FDIC requirements. The capital adequacy requirements are quantitative measures established by regulation that require the Bank to maintain minimum amounts and ratios of capital. The FDIC requires the Bank to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 Leverage Capital to average assets. Consistent with our goal to operate a sound and profitable organization, our policy is for the Bank to maintain “Well Capitalized” status under the Federal Reserve regulations. Based on capital levels at June 30, 2023 and December 31, 2022, the Bank was considered Well Capitalized.

The table below shows the capital ratios under the Basel III capital framework as of the dates indicated:

	At June 30, 2023		At December 31, 2022
	Amount	Ratio	Amount	Ratio
			(As Restated)	(As Restated)
	(Dollars in thousands)
Leverage Ratio
BayCom Corp	$278,165	11.36%	$283,431	11.79%
Minimum requirement for “Well Capitalized”	122,479	5.00%	120,193	5.00%
Minimum regulatory requirement	97,983	4.00%	96,154	4.00%

United Business Bank	328,276	13.05%	336,667	13.64%
Minimum requirement for “Well Capitalized”	125,729	5.00%	123,402	5.00%
Minimum regulatory requirement	100,583	4.00%	98,722	4.00%

Common Equity Tier 1 Ratio
BayCom Corp	278,165	13.92%	283,431	13.68%
Minimum requirement for “Well Capitalized”	129,918	6.50%	134,648	6.50%
Minimum regulatory requirement	89,943	4.50%	93,218	4.50%

United Business Bank	328,276	16.60%	336,667	16.42%
Minimum requirement for “Well Capitalized”	128,507	6.50%	133,242	6.50%
Minimum regulatory requirement	88,967	4.50%	92,245	4.50%

Tier 1 Risk-Based Capital Ratio
BayCom Corp	287,650	14.39%	292,916	14.14%
Minimum requirement for “Well Capitalized”	159,899	8.00%	165,721	8.00%
Minimum regulatory requirement	119,924	6.00%	124,291	6.00%

United Business Bank	328,276	16.60%	336,667	16.42%
Minimum requirement for “Well Capitalized”	158,163	8.00%	163,991	8.00%
Minimum regulatory requirement	118,622	6.00%	122,993	6.00%

Total Risk-Based Capital Ratio
BayCom Corp	372,050	18.61%	377,131	18.21%
Minimum requirement for “Well Capitalized”	199,874	10.00%	207,151	10.00%
Minimum regulatory requirement	159,899	8.00%	165,721	8.00%

United Business Bank	347,676	17.59%	355,882	17.36%
Minimum requirement for “Well Capitalized”	197,704	10.00%	204,988	10.00%
Minimum regulatory requirement	158,163	8.00%	163,991	8.00%

In addition to the minimum capital ratios, the Bank must maintain a capital conservation buffer consisting of additional Common Equity Tier 1 capital greater than 2.5% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. At June 30, 2023, the Bank’s Common Equity Tier 1 capital exceeded the required capital conservation buffer.

For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company’s subsidiary banks to be Well Capitalized under the prompt corrective action regulations. If the Company was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at June 30, 2023, the Company would have exceeded all regulatory capital requirements.

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

Item 4. Controls and Procedures

(a)       Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), was carried out as of June 30, 2023 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that based on their evaluation at June 30, 2023, the Company’s disclosure controls and procedures were not effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to BayCom Corp’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms. This conclusion was due to a material weakness in the Company’s internal control over financial reporting, which was described in Part II, Item 9A of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2022, and continued to exist as of June 30, 2023.

Notwithstanding the material weaknesses described below, management, based upon the work performed during the restatement and revision process, has concluded that the Company's condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with accounting principles generally accepted in the United States (“GAAP”) for each of the periods presented herein.

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

At the time of its purchase of the preferred equity securities for investment purposes, the Company inappropriately accounted for them as available for sale debt securities under ASC Topic 320 – Investments-Debt Securities. As such, the changes in the fair value of these securities were not recorded as part of net income but rather as a component of shareholders’ equity (in accumulated other comprehensive income, net of tax). However, as a result of subsequent research and third-party consultation, the Company determined that the securities should instead have been accounted for under ASC Topic 321 – Investments-Equity Securities. The result of this change in classification of the preferred equity securities is that the change in the fair value of the securities for the prior periods should have been recorded in noninterest income on the consolidated statements of income. The Company determined that this error constituted a “material weakness” in its internal control over financial reporting.

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

(b)       Changes in Internal Controls

There were no changes made to our internal control over financial reporting that occurred during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(c)Stock Repurchases. The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended June 30, 2023:

			Total number of
	Total	Average	shares purchased	Maximum number of
	number of	price	as part of	shares that September yet be
	shares	paid	publicly announced	purchased under the
	purchased	per share	plans or programs	plans or programs
April 1, 2023 - April 30, 2023	679,607	$16.84	679,607	617,308
May 1, 2023 - May 31, 2023	175,794	16.32	175,794	441,514
June 1, 2023 - June 30, 2023	307,554	16.90	307,554	133,960
	1,162,955	$16.71	1,162,955

On October 24, 2022, the Company announced that its Board of Directors approved a sixth stock repurchase program, which commenced in December 2022 following the expiration of the fifth stock repurchase program, pursuant to which the Company was authorized to repurchase up to five percent of its common stock, or approximately 645,000 shares. In April 2023, the Company’s Board of Directors approved a seventh stock repurchase program, which commenced following completion of the sixth stock repurchase program, for the repurchase of up to 619,000 shares, or approximately 5.0% of the Company’s outstanding common stock, over a one-year period. Purchases under the Company’s stock repurchase programs may be made through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The repurchase programs may be suspended, terminated, or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The Company’s stock repurchase programs do not obligate the Company to purchase any specific number of shares.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Articles of Incorporation of BayCom Corp(1)
3.2	Amended and Restated Bylaws of BayCom Corp(2)
10.1	Amended and Restated Executive Supplemental Compensation Agreement by and between United Business Bank and George J. Guarini, dated June 20, 2023(3)
10.2	Amendment No. 1 to Amended and Restated Joint Beneficiary Agreement by and between United Business Bank and George J. Guarini, dated June 20, 2023(3)
10.3	Amendment No. 1 to Joint Beneficiary Agreement by and between United Business Bank and Keary Colwell, dated June 20, 2023(3)
10.4	Amendment No. 1 to Joint Beneficiary Agreement by and between United Business Bank and Janet King, dated June 20, 2023(3)
31.1 31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets; (2) Condensed Consolidated Statements of Income; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

(1)	Incorporated herein by reference to the Registration Statement on Form S-1 filed with the SEC on April 11, 2018 (File No. 333-224236).
(2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2020 (File No. 001-38483).
(3)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on June 23, 2023 (File No. 001-38483).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BAYCOM CORP
Registrant

Date: August 14, 2023	By:	/s/ George J. Guarini
George J. Guarini
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Keary L. Colwell
Keary L. Colwell
Senior Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)