Form 10-Q
period 2023-09-30
BayCom Corp
filed 2023-11-13
CIK 1730984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 8, 2023, there were 11,551,271 shares of the registrant’s common stock outstanding.

BAYCOM CORP

QUARTERLY REPORT ON FORM 10-Q

As used throughout this report, the terms “we,” “our,” “us,” “BayCom,” or the “Company” refer to BayCom Corp and its consolidated subsidiary, United Business Bank, which we sometimes refer to as the “Bank,” unless the context otherwise requires.

BAYCOM CORP

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

(unaudited)

	September 30,	December 31,
	2023	2022
		(As Restated)
ASSETS
Cash due from banks	$30,444	$26,980
Federal funds sold and interest-bearing balances in banks	271,490	149,835
Cash and cash equivalents	301,934	176,815
Time deposits in banks	1,743	2,241
Investment securities available-for-sale ("AFS"), at fair value, net of allowance for credit losses of $0 at both September 30, 2023 and December 31, 2022	145,845	154,004
Equity securities	11,639	13,757
Federal Home Loan Bank ("FHLB") stock, at par	11,313	10,679
Federal Reserve Bank ("FRB") stock, at par	9,621	9,602
Loans held for sale	1,274	2,380
Loans, net of allowance for credit losses of $19,800 at September 30, 2023 and $18,900 at December 31, 2022	1,949,004	2,002,224
Premises and equipment, net	13,466	13,278
Other real estate owned ("OREO")	—	21
Core deposit intangible, net	4,221	5,201
Cash surrender value of bank owned life insurance ("BOLI") policies, net	22,698	22,193
Right-of-use assets ("ROU"), net	15,220	16,569
Goodwill	38,838	38,838
Interest receivable and other assets	47,570	45,532
Total assets	$2,574,386	$2,513,334
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest and interest bearing deposits	$2,159,444	$2,085,479
Junior subordinated deferrable interest debentures, net	8,544	8,484
Subordinated debt, net	63,839	63,711
Salary continuation plan	4,886	4,840
Lease liabilities	16,017	17,138
Interest payable and other liabilities	14,396	16,533
Total liabilities	2,267,126	2,196,185
Commitments and contingencies (Note 18)
Shareholders' equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding at both September 30, 2023 and December 31, 2022	—	—
Common stock, no par value; 100,000,000 shares authorized; 11,673,830 and 12,838,462 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	183,212	204,301
Additional paid in capital	287	287
Accumulated other comprehensive loss, net of tax	(17,260)	(11,561)
Retained earnings	141,021	124,122
Total shareholders’ equity	307,260	317,149
Total liabilities and shareholders’ equity	$2,574,386	$2,513,334

See Notes to Condensed Consolidated Financial Statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for share and per share data)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
		(As Restated)		(As Restated)
Interest income:
Loans, including fees	$27,229	$24,010	$80,151	$69,921
Investment securities	1,704	1,555	5,037	4,483
Fed funds sold and interest-bearing balances in banks	3,521	1,286	7,910	2,303
FHLB dividends	232	160	616	467
FRB dividends	144	126	432	387
Total interest and dividend income	32,830	27,137	94,146	77,561
Interest expense:
Deposits	6,908	1,387	16,489	4,310
Subordinated debt	896	896	2,687	2,687
Junior subordinated deferrable interest debentures	217	129	623	319
Total interest expense	8,021	2,412	19,799	7,316
Net interest income	24,809	24,725	74,347	70,245
Provision for (reversal of) credit losses	674	1,194	(311)	3,824
Net interest income after provision for (reversal of) credit losses	24,135	23,531	74,658	66,421
Noninterest income:
Gain on sale of loans	28	1,278	508	2,714
Loss on equity securities	(274)	(362)	(2,087)	(3,971)
Service charges and other fees	973	817	2,740	2,165
Loan servicing and other loan fees	431	488	1,434	1,670
Income on investment in Small Business Investment Company (“SBIC”) fund	225	(63)	939	155
Bargain purchase gain	—	—	—	1,665
Other income and fees	271	224	769	796
Total noninterest income	1,654	2,382	4,303	5,194
Noninterest expense:
Salaries and employee benefits	10,284	10,164	32,065	29,751
Occupancy and equipment	2,133	2,043	6,134	6,388
Data processing	1,774	1,562	4,855	5,502
Other expense	2,328	2,327	6,551	7,986
Total noninterest expense	16,519	16,096	49,605	49,627
Income before provision for income taxes	9,270	9,817	29,356	21,988
Provision for income taxes	2,640	2,847	8,327	5,882
Net income	$6,630	$6,970	$21,029	$16,106
Earnings per common share:
Basic earnings per common share	$0.56	$0.52	$1.72	$1.22
Weighted average common shares outstanding	11,812,583	13,307,555	12,243,506	13,179,263

Diluted earnings per common share	$0.56	$0.52	$1.72	$1.22
Weighted average common shares outstanding	11,812,583	13,307,555	12,243,506	13,179,263

See Notes to Condensed Consolidated Financial Statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
		(As Restated)		(As Restated)
Net income	$6,630	$6,970	$21,029	$16,106
Other comprehensive loss:
Change in unrealized loss on available-for-sale securities	(1,178)	(6,835)	(8,001)	(19,200)
Deferred tax benefit	338	1,967	2,302	5,525
Other comprehensive loss, net of tax	(840)	(4,868)	(5,699)	(13,675)
Total comprehensive income	$5,790	$2,102	$15,330	$2,431

See Notes to Condensed Consolidated Financial Statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except for share and per share data)

(unaudited)

				Accumulated
		Common	Additional	Other		Total
	Number of	Stock	Paid in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Capital	Income/(Loss)	Earnings	Equity
Three months ended September 30, 2023
Balance, July 1, 2023	11,900,022	$187,579	$287	$(16,420)	$135,568	$307,014
Net income					6,630	6,630
Other comprehensive loss, net				(840)		(840)
Restricted stock granted	13,457					—
Cash dividends of $0.10 per share					(1,177)	(1,177)
Stock based compensation		153				153
Repurchase of shares	(239,649)	(4,520)				(4,520)
Balance, September 30, 2023	11,673,830	$183,212	$287	$(17,260)	$141,021	$307,260

Three months ended September 30, 2022
Balance, July 1, 2022 (As Restated)	13,471,363	$216,079	$287	$(6,641)	$110,830	$320,555
Net income					6,970	6,970
Other comprehensive loss, net				(4,868)		(4,868)
Restricted stock granted	10,618					—
Cash dividends of $0.05 per share					(658)	(658)
Stock based compensation		232				232
Repurchase of shares	(406,534)	(7,828)				(7,828)
Balance, September 30, 2022 (As Restated)	13,075,447	$208,483	$287	$(11,509)	$117,142	$314,403

See Notes to Condensed Consolidated Financial Statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except for share and per share data)

(unaudited)

				Accumulated
		Common	Additional	Other		Total
	Number of	Stock	Paid in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Capital	Income/(Loss)	Earnings	Equity
Nine months ended September 30, 2023
Balance, January 1, 2023 (As Restated)	12,838,462	$204,301	$287	$(11,561)	$124,122	$317,149
Net income					21,029	21,029
Other comprehensive loss, net				(5,699)		(5,699)
Cumulative change from adoption of ASU 2016-13, net of tax					(491)	(491)
Restricted stock granted	41,849					—
Cash dividends of $0.30 per share					(3,639)	(3,639)
Stock based compensation		585				585
Repurchase of shares	(1,206,481)	(21,674)				(21,674)
Balance, September 30, 2023	11,673,830	$183,212	$287	$(17,260)	$141,021	$307,260

Nine months ended September 30, 2022
Balance, January 1, 2022	10,680,386	$157,098	$287	$2,166	$103,056	$262,607
Net income					16,106	16,106
Other comprehensive loss, net				(13,675)		(13,675)
Restricted stock granted	33,091					—
Restricted stock forfeited	(1,854)					—
Issuance of common shares to acquire Pacific Enterprise Bancorp	3,032,579	64,140				64,140
Cash dividends of $0.15 per share					(2,020)	(2,020)
Stock based compensation		789				789
Repurchase of shares	(668,755)	(13,544)				(13,544)
Balance, September 30, 2022 (As Restated)	13,075,447	$208,483	$287	$(11,509)	$117,142	$314,403

See Notes to Condensed Consolidated Financial Statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine months ended
	September 30,
	2023	2022
		(As Restated)
Cash flows from operating activities:
Net income	$21,029	$16,106
Adjustments to reconcile net income to net cash provided by operating activities:
(Reversal of) provision for credit losses	(311)	3,824
Decrease in deferred tax assets	(1,711)	(1,149)
Accretion on acquired loans	(941)	(417)
Gain on sale of loans	(508)	(2,714)
Proceeds from sale of loans	9,585	41,833
Loans originated for sale	(7,202)	(35,948)
Loss on sale of OREO	21	—
Bargain purchase gain	—	(1,665)
Accretion on junior subordinated debentures	60	61
Increase in cash surrender value of life insurance policies	(505)	(453)
Amortization/accretion of premiums/discounts on investment securities, net	295	452
Loss on equity securities	2,087	3,971
Depreciation and amortization	1,266	1,500
Core deposit intangible amortization	980	1,527
Stock based compensation expense	585	789
Decrease in deferred loan origination fees, net	(156)	(1,645)
Net change in interest receivable and other assets	2,345	(90)
Increase in salary continuation plan, net	46	331
Net change in interest payable and other liabilities	(4,572)	(2,557)
Net cash provided by operating activities	22,393	23,756
Cash flows from investing activities:
Proceeds from maturities of interest bearing deposits in banks	498	1,095
Purchase of investment securities AFS	(6,416)	(25,523)
Purchase of equity securities	—	(156)
Proceeds from maturities, repayments and calls of investment securities AFS	6,310	9,217
Proceeds from sales of investment securities AFS	—	63
Purchase of Federal Home Loan Bank stock	(634)	—
Purchase of Federal Reserve Bank stock	(19)	(1,003)
Increase in loans, net	53,859	81,107
Purchase of equipment and leasehold improvements, net	(703)	(606)
Net cash received for acquisitions	—	18,423
Net cash provided by investing activities	52,895	82,617

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(In thousands)

(unaudited)

	Nine months ended
	September 30,
	2023	2022
		(As Restated)
Cash flows from financing activities:
Decrease in noninterest and interest bearing deposits in banks, net	(64,030)	(19,205)
Increase (decrease) in time deposits, net	137,995	(227,268)
Repurchase of common stock	(21,674)	(13,544)
Dividends paid on common stock	(2,460)	(1,362)
Net cash provided by (used in) financing activities	49,831	(261,379)
Increase (decrease) in cash and cash equivalents	125,119	(155,006)
Cash and cash equivalents at beginning of period	176,815	379,687
Cash and cash equivalents at end of period	$301,934	$224,681

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$18,827	$8,295
Income taxes paid, net	2,885	5,898
Recognition of ROU assets	995	1,425
Recognition of lease liability	982	1,429

Non-cash investing and financing activities:
Change in unrealized loss on available-for-sale securities, net of tax	$(5,699)	$(13,675)
Cash dividends declared on common stock not yet paid	(1,179)	(658)

Acquisition:
Assets acquired, net of cash received	$—	$440,785
Liabilities assumed	—	380,055
Common stock issued	—	64,140

See Notes to Condensed Consolidated Financial Statements.

NOTE 1 – BASIS OF PRESENTATION

BayCom Corp (the “Company”) is a bank holding company headquartered in Walnut Creek, California. United Business Bank (the “Bank”), the Company’s wholly owned banking subsidiary, is a California state-chartered bank which provides a broad range of financial services primarily to local small and mid-sized businesses, service professionals and individuals. In its 18 years of operation, the Bank has grown to 35 full-service banking branches, with 17 locations in California, two in Washington, five in New Mexico and 11 in Colorado. The condensed consolidated financial statements include the accounts of the Company and the Bank.

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

NOTE 2 - ACCOUNTING GUIDANCE NOT YET EFFECTIVE AND ADOPTED ACCOUNTING GUIDANCE

Accounting Guidance Adopted in 2023

On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13 Financial Instruments — Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in certain leases. In addition, ASU 2016-13 made changes to the accounting for available for sale debt securities. One such change requires increases or decreases in credit losses to be presented as an allowance rather than as a write-down on available for sale debt securities, based on management's intent to sell the security or likelihood the Company will be required to sell the security, before recovery of the amortized cost basis. The Company adopted ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for the reporting periods beginning on and after January 1, 2023 are presented under ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable generally accepted accounting principles in the United States (“GAAP”). The Company adopted ASU 2016-13 using the prospective transition approach for financial assets purchased with credit deterioration (PCD) that were previously classified as purchase credit impaired (PCI) and accounted for under ASC 310-30. In accordance with ASU 2016-13, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. The remaining noncredit discount (based on the adjusted amortized costs basis) will be accreted into interest income at the effective interest rate as of adoption. The Company recognized an increase in the allowance for credit loss on loans totaling $1.5 million (which included a reclassification of the net credit discounts on acquired PCI loans to the allowance for credit losses of $845,000) and an increase to the allowance for credit losses on unfunded commitments of $45,000, as a cumulative effect adjustment from change in accounting policies, with a corresponding after-tax decrease to opening retained earnings of $491,000.

On January 1, 2023, the Company adopted ASU 2022-02 Financial Instruments — Credit Losses: Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the recognition measurement guidance for troubled debt restructured ("TDR") loans, and instead requires an entity to evaluate whether a modification represents a new loan or a continuation of an existing loan in accordance with ASC Topic 310-20, Receivables - Nonrefundable Fees and Other Costs. On a prospective basis, entities are subject to new disclosure requirements covering modifications of receivables to borrowers experiencing financial difficulty. In addition, ASU 2022-02 requires that an entity include in its vintage disclosures the current period-gross loan charge-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. The Company adopted ASU 2022-02 on January 1, 2023 using a prospective transition method, and has thus far observed no material impact to deferred fees and costs and the related timing of net interest income recognition as a result of adoption.

See “Critical Accounting Estimates” for additional information on the Company’s allowance for credit losses methodology.

Recent Accounting Guidance Not Yet Effective

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04, Reference Rate Reform (Topic 848). The amendments in this ASU are elective and provide optional guidance for a limited period of time to ease the potential burden of accounting for, or recognizing the effects of, reference rate reform. The amendments in this ASU provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offer Rate (“LIBOR”) or another reference rate discontinued because of reference rate reform. The amendments in this ASU may be elected through December 31, 2024 (as amended by ASU No. 2022-06 discussed below). An entity may elect the amendments in this update for an interim period with adoption methods varying based on transaction type. We have not elected to apply amendments at this time and will assess the applicability of this ASU to us as we continue to monitor guidance for reference rate reform from FASB and its impact on our financial condition and results of operations. The Company does not expect the adoption of ASU 2020-04 to have a material impact on its consolidated financial statements.

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

Pro Forma Results of Operations

The operating results of the Company for the three and nine months ended September 30, 2023 in the condensed consolidated statements of income include the operating results of PEB, since its acquisition date. The following table represents the net interest income, net income, basic and diluted earnings per share, as if the PEB merger was effective January 1, 2022. The unaudited pro forma information in the following table is intended for informational purposes only and is not necessarily indicative of future operating results or operating results that would have occurred had the merger been completed at the beginning of the respective periods. No assumptions have been applied to the pro forma results of operation regarding possible revenue enhancements, expense efficiencies or asset dispositions.

Unaudited pro forma net interest income, net income and earnings per share for the three and nine months ended September 30, 2023 and 2022 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022 (As Restated)	2023	2022 (As Restated)
Net interest income	$24,809	$24,725	$74,347	$71,097
Net income	6,630	6,970	21,029	12,869
Basic earnings per share	$0.56	$0.52	$1.72	$0.95
Diluted earnings per share	0.56	0.52	1.72	0.95

These amounts include the third-party acquisition-related expenses, accretion of the discounts on acquired loans and amortization of the fair value mark adjustments on core deposit intangible.

Acquisition expenses

Acquisition expenses are recognized as incurred and continue until all systems are converted and operational functions become fully integrated. No third-party acquisition expenses were recognized in the consolidated statements of income for the three and nine months ended September 30, 2023. The Company recognized third-party acquisition expenses for the three and nine months ended September 30, 2022, as follows:

	2022
	Three months ended	Nine months ended
	September 30,	September 30,
Severance expense	$—	$556
Occupancy expense	—	375
Data processing	—	1,073
Professional fees	—	724
Other expenses	—	347
Total	$—	$3,075

NOTE 4 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale at the dates indicated are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
September 30, 2023
U.S. Government Agencies	$1,501	$—	$—	$1,501
Municipal securities	20,302	2	(2,119)	18,185
Mortgage-backed securities	33,489	11	(5,074)	28,426
Collateralized mortgage obligations	28,782	—	(3,139)	25,643
SBA securities	5,632	59	(98)	5,593
Corporate bonds	80,373	10	(13,886)	66,497
Total	$170,079	$82	$(24,316)	$145,845

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
December 31, 2022 (As Restated)
U.S. Government Agencies	$1,505	$—	$—	$1,505
Municipal securities	21,099	2	(1,544)	19,557
Mortgage-backed securities	37,199	23	(4,212)	33,010
Collateralized mortgage obligations	28,153	—	(2,729)	25,424
SBA securities	4,381	19	(95)	4,305
Corporate bonds	77,900	156	(7,853)	70,203
Total	$170,237	$200	$(16,433)	$154,004

Amortized cost and fair values exclude accrued interest receivable of $1.4 million and $1.2 million at September 30, 2023 and December 31, 2022, respectively, which is included in interest receivable and other assets in the condensed consolidated balance sheets.

During both the three and nine months ended September 30, 2023, the Company sold no securities available-for-sale. During the three and nine months ended September 30, 2022, the Company sold no securities available-for-sale and one security available-for-sale for a minimal realized gain, respectively.

The estimated fair value and gross unrealized losses for securities available-for-sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position at the dates indicated are as follows:

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
September 30, 2023
Municipal securities	$1,441	$(16)	$15,178	$(2,103)	$16,619	$(2,119)
Mortgage-backed securities	—	—	27,653	(5,074)	27,653	(5,074)
Collateralized mortgage obligations	3,147	(28)	22,496	(3,111)	25,643	(3,139)
SBA securities	—	—	1,604	(98)	1,604	(98)
Corporate bonds	—	—	62,514	(13,886)	62,514	(13,886)
Total	$4,588	$(44)	$129,445	$(24,272)	$134,033	$(24,316)

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
December 31, 2022 (As Restated)
Municipal securities	$1,147	$(8)	$16,843	$(1,536)	$17,990	$(1,544)
Mortgage-backed securities	—	—	31,291	(4,212)	31,291	(4,212)
Collateralized mortgage obligations	2,284	(26)	23,140	(2,703)	25,424	(2,729)
SBA securities	—	—	1,416	(95)	1,416	(95)
Corporate bonds	—	—	64,797	(7,853)	64,797	(7,853)
Total	$3,431	$(34)	$137,487	$(16,399)	$140,918	$(16,433)

At September 30, 2023, the Company held 324 securities available-for-sale, of which 293 were in an unrealized loss position for more than twelve months and 22 were in an unrealized loss position for less than twelve months.

The securities that were in an unrealized loss position as of September 30, 2023, were evaluated to determine whether the decline in fair value below the amortized cost basis resulted from a credit loss or other factors. In making this assessment, management considers the length of time and the extent to which fair value is less than amortized cost, the nature of the security, the underlying collateral, and the financial condition and prospects of the issuer, among other factors. This assessment also includes a determination of whether the Company intends to sell the security, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses.

As of September 30, 2023, the Company expects to recover the amortized cost basis of its securities, has no present intent to sell any investment securities with unrealized losses, it is more likely than not that we will not be required to sell securities with unrealized losses before recovery of their amortized cost and the decline in fair value is largely attributed to changes in interest rates and other market conditions. The issuers of these securities continue to make timely principal and interest payments. No allowances for credit losses have been recognized on investment securities available-for-sale in an unrealized loss position, as management does not believe any of the securities are impaired due to reasons of credit quality at September 30, 2023.

The amortized cost and estimated fair value of securities available-for-sale at the dates indicated by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2023		December 31, 2022
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
			(As Restated)	(As Restated)
Available-for-sale
Due in one year or less	$7,127	$7,094	$4,994	$4,960
Due after one through five years	17,483	16,111	18,892	17,925
Due after five years through ten years	100,031	83,665	95,071	85,482
Due after ten years	45,438	38,975	51,280	45,637
Total	$170,079	$145,845	$170,237	$154,004

Equity Securities – The Company recognized a net loss on equity securities of $274,000 and $2.1 million for the three and nine months ended September 30, 2023, and recognized a net loss on equity securities of $362,000 and $4.0 million for the three and nine months ended September 30, 2022, respectively, due to a decrease in fair value of the equity securities. Equity securities were $11.6 million and $13.8 million as of September 30, 2023 and December 31, 2022, respectively.

NOTE 5 – LOANS

The Company’s loan portfolio at the dates indicated is summarized below:

	September 30,	December 31,
	2023	2022
Commercial and industrial (1)	$170,943	$188,538
Construction and land	8,404	13,163
Commercial real estate	1,701,145	1,704,716
Residential	87,599	110,606
Consumer	639	4,183
Total loans	1,968,730	2,021,206
Net deferred loan costs (fees)	74	(82)
Allowance for credit losses (2)	(19,800)	(18,900)
Net loans	$1,949,004	$2,002,224

(1)	Includes $4.3 million and $11.1 million of U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans as of September 30, 2023 and December 31, 2022, respectively.
(2)	Allowance for credit losses at September 30, 2023 is estimated under CECL whereas at December 31, 2022, the allowance for loan losses is estimated under the incurred loss methodology.

Net loans exclude accrued interest receivable of $6.3 million and $6.2 million at September 30, 2023 and December 31, 2022, respectively, which is included in interest receivable and other assets in the condensed consolidated balance sheets.

The Company’s total individually evaluated loans, including nonaccrual loans, modified loans to borrowers experiencing financial difficulty, and accreting purchase credit deteriorated (“PCD”) loans that have experienced post-acquisition declines in cash flows expected to be collected are summarized as follows:

	Commercial	Construction	Commercial
	and industrial	and land	real estate	Residential	Consumer	Total
September 30, 2023
Recorded investment in loans individually evaluated:
With no specific allowance recorded	$—	$366	$7,802	$1,401	$—	$9,569
With a specific allowance recorded	1,944	—	2,655	153	—	4,752
Total recorded investment in loans individually evaluated	$1,944	$366	$10,457	$1,554	$—	$14,321
Specific allowance on loans individually evaluated	$1,572	$—	$309	$2	$—	$1,883

December 31, 2022
Recorded investment in loans individually evaluated:
With no specific allowance recorded	$89	$—	$11,706	$1,991	$—	$13,786
With a specific allowance recorded	789	—	259	214	—	1,262
Total recorded investment in loans individually evaluated	$878	$—	$11,965	$2,205	$—	$15,048
Specific allowance on loans individually evaluated	$687	$—	$259	$222	$—	$1,168

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

During the three and nine months ended September 30, 2023, there were no modifications of loans to borrowers experiencing financial difficulty. During the three and nine months ended September 30, 2022, there were no loans and four total modifications of loans to borrowers experiencing financial difficulty, consisting of two commercial real estate loans, one residential real estate loan, and one commercial and industrial loan, respectively. The type of modification for the two commercial real estate loans and the one residential real estate loan was a term extension, with no change to the pre-modification and post modification amortized cost balance, which for these three loans totaled $4.1 million. The type of modification for the commercial and industrial loan was a suspension of interest payments with principal payments designated payments-in-kind, with no change to the pre-modification and post modification amortized cost balance of $4.9 million.

The Company closely monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of modification efforts. There were no commitments to lend additional amounts for modified loans to borrowers experiencing financial difficulty at September 30, 2023.

A summary of modified loans to borrowers experiencing financial difficulty by type of concession and type of loan, as of the dates indicated, is set forth below (number of loans not in thousands):

	Number of	Rate	Term	Rate & term		% of Total
	loans	modification	modification	modification	Total	loans outstanding
September 30, 2023
Commercial and industrial	3	$—	$142	$—	$142	0.08%
Construction and land	—	—	—	—	—	—
Commercial real estate	5	—	4,241	—	4,241	0.25
Residential	1	—	803	—	803	0.92
Consumer	—	—	—	—	—	—
Total	9	$—	$5,186	$—	$5,186	0.26%

	Number of	Rate	Term	Rate & term		% of Total
	loans	modification	modification	modification	Total	loans outstanding
September 30, 2022
Commercial and industrial	3	$—	$1,699	$—	$1,699	0.77%
Construction and land	—	—	—	—	—	—
Commercial real estate	6	—	5,345	—	5,345	0.32
Residential	2	—	974	—	974	1.10
Consumer	—	—	—	—	—	—
Total	11	$—	$8,018	$—	$8,018	0.40%

For the three and nine months ended September 30, 2023, the Company recorded no charge-offs for modified loans to borrowers experiencing financial difficulty. During the three and nine months ended September 30, 2022, the Company recorded a $2.4 million charge-off related to one modified loan to a borrower experiencing financial difficulty and no charge-offs related to modified loans to borrowers experiencing financial difficulty, respectively. During the three and nine months ended September 30, 2023 and 2022, there were no modified loans to borrowers experiencing financial difficulty for which there was a payment default within the first 12 months of the modification.

As of September 30, 2023 and December 31, 2022, individually evaluated modified loans to borrowers experiencing financial difficulty had a related allowance of $342,000 and $393,000, respectively. As of September 30, 2023 and December 31, 2022, none and $759,000 of modified loans to borrowers experiencing financial difficulty were performing in accordance with their modified terms, respectively. Accruing modified loans to borrowers experiencing financial difficulty are included in the loans individually evaluated as part of the calculation of the allowance for credit losses for loans.

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

The following tables present the internally assigned risk grade by class of loans at the dates indicated:

							Revolving
	Term loans - amortized cost by origination year						loans
	2023	2022	2021	2020	2019	Prior	amortized cost	Total
September 30, 2023
Commercial and industrial:
Pass	$23,283	$27,432	$21,522	$24,532	$27,434	$18,876	$18,144	$161,223
Special mention	—	—	—	1,375	977	3,302	1,701	7,355
Substandard	—	—	—	192	237	910	1,026	2,365
Total commercial and industrial	$23,283	$27,432	$21,522	$26,099	$28,648	$23,088	$20,871	$170,943
YTD gross charge-offs	$—	$—	$—	$—	$27	$282	$—	$309
Construction and land:
Pass	$448	$5,487	$—	$1,193	$144	$710	$—	$7,982
Special mention	—	—	—	—	—	56	—	56
Substandard	—	—	—	366	—	—	—	366
Total construction and land	$448	$5,487	$—	$1,559	$144	$766	$—	$8,404
Commercial real estate:
Pass	$74,308	$409,040	$378,185	$150,881	$183,877	$400,607	$8,085	$1,604,983
Special mention	—	3,448	4,667	8,582	15,437	38,990	—	71,124
Substandard	—	—	89	—	11,583	13,366	—	25,038
Total commercial real estate	$74,308	$412,488	$382,941	$159,463	$210,897	$452,963	$8,085	$1,701,145
Residential:
Pass	$—	$—	$2,449	$4,370	$8,553	$38,243	$32,406	$86,021
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,578	—	1,578
Total residential	$—	$—	$2,449	$4,370	$8,553	$39,821	$32,406	$87,599
YTD gross charge-offs	$—	$—	$—	$—	$—	$172	$3	$175
Consumer:
Pass	$164	$77	$—	$8	$21	$78	$271	$619
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	20	—	—	20
Total consumer	$164	$77	$—	$8	$41	$78	$271	$639
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$3	$3
Total loans outstanding
Risk ratings
Pass	$98,203	$442,036	$402,156	$180,984	$220,029	$458,514	$58,906	$1,860,828
Special mention	—	3,448	4,667	9,957	16,414	42,348	1,701	78,535
Substandard	—	—	89	558	11,840	15,854	1,026	29,367
Doubtful	—	—	—	—	—	—	—	—
Total loans outstanding	$98,203	$445,484	$406,912	$191,499	$248,283	$516,716	$61,633	$1,968,730
YTD gross charge-offs	$—	$—	$—	$—	$27	$454	$6	$487

							Revolving
	Term loans - amortized cost by origination year						loans
	2022	2021	2020	2019	2018	Prior	amortized cost	Total
December 31, 2022
Commercial and industrial:
Pass	$31,599	$34,584	$35,173	$30,632	$4,731	$25,147	$19,962	$181,828
Special mention	—	—	—	863	1,149	1,866	1,467	5,345
Substandard	—	—	40	166	388	762	9	1,365
Total commercial and industrial	$31,599	$34,584	$35,213	$31,661	$6,268	$27,775	$21,438	$188,538
Construction and land:
Pass	$1,381	$533	$1,586	$557	$4,363	$4,681	$—	$13,101
Special mention	—	—	—	—	62	—	—	62
Substandard	—	—	—	—	—	—	—	—
Total construction and land	$1,381	$533	$1,586	$557	$4,425	$4,681	$—	$13,163
Commercial real estate:
Pass	$409,014	$392,449	$159,744	$201,561	$110,143	$355,795	$992	$1,629,698
Special mention	—	—	3,591	17,210	7,919	29,561	—	58,281
Substandard	—	—	—	5,184	241	11,312	—	16,737
Total commercial real estate	$409,014	$392,449	$163,335	$223,955	$118,303	$396,668	$992	$1,704,716
Residential:
Pass	$423	$4,536	$6,343	$10,229	$14,537	$37,170	$34,889	$108,127
Special mention	—	—	—	244	—	—	3	247
Substandard	—	—	203	—	1,184	845	—	2,232
Total residential	$423	$4,536	$6,546	$10,473	$15,721	$38,015	$34,892	$110,606
Consumer:
Pass	$539	$10	$1,691	$61	$40	$131	$1,690	$4,162
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	21	—	—	—	21
Total consumer	$539	$10	$1,691	$82	$40	$131	$1,690	$4,183
Total loans outstanding
Risk ratings
Pass	$442,956	$432,112	$204,536	$243,040	$133,816	$422,924	$57,532	$1,936,916
Special mention	—	—	3,590	18,317	9,130	31,428	1,470	63,935
Substandard	—	—	243	5,371	1,814	12,918	9	20,355
Doubtful	—	—	—	—	—	—	—	—
Total loans outstanding	$442,956	$432,112	$208,369	$266,728	$144,760	$467,270	$59,011	$2,021,206

The following tables provide an aging of the Company’s loans receivable as of the dates indicated:

								Recorded
			90 Days					investment >
	30–59 Days	60–89 Days	or more	Total			Total loans	90 days and
	past due	past due	past due	past due	Current	PCD loans	receivable	accruing
September 30, 2023
Commercial and industrial	$685	$1,036	$788	$2,509	$168,229	$205	$170,943	$—
Construction and land	72	—	366	438	7,966	—	8,404	—
Commercial real estate	3,057	—	8,013	11,070	1,664,009	26,066	1,701,145	—
Residential	15	—	298	313	86,790	496	87,599	—
Consumer	—	—	—	—	639	—	639	—
Total	$3,829	$1,036	$9,465	$14,330	$1,927,633	$26,767	$1,968,730	$—

								Recorded
			90 Days					investment >
	30–59 Days	60–89 Days	or more	Total			Total loans	90 days and
	past due	past due	past due	past due	Current	PCD loans	receivable	accruing
December 31, 2022
Commercial and industrial	$471	$81	$858	$1,410	$183,111	$4,017	$188,538	$—
Construction and land	—	—	—	—	9,109	4,054	13,163	—
Commercial real estate	1,064	2,213	7,075	10,352	1,674,327	20,037	1,704,716	934
Residential	101	3	847	951	108,976	679	110,606	—
Consumer	—	—	—	—	4,183	—	4,183	—
Total	$1,636	$2,297	$8,780	$12,713	$1,979,706	$28,787	$2,021,206	$934

Nonaccrual loans totaled $14.3 million at both September 30, 2023 and December 31, 2022. Nonaccrual loans guaranteed by a government agency, which reduces the Company’s credit exposure, were $801,000 at September 30, 2023 compared to $839,000 at December 31, 2022. At September 30, 2023, nonaccrual loans included $2.3 million of loans 30-89 days past due and $2.6 million of loans less than 30 days past due. At December 31, 2022, nonaccrual loans included $2.5 million of loans 30-89 days past due and $4.0 million of loans less than 30 days past due. At September 30, 2023, nonaccrual loans 30-89 days past due of $2.3 million was comprised of six loans and the $2.6 million of loans less than 30 days past due was comprised of 15 loans. All these loans were placed on nonaccrual due to concerns over the financial condition of the borrowers. There were no loans that were 90 days or more past due and still accruing at September 30, 2023 compared to one such loan at December 31, 2022, which had a balance of $934,000 as of that date. Interest foregone on nonaccrual loans was approximately $173,000 and $593,000 for the three and nine months ended September 30, 2023 compared to $230,000 and $388,000 for the three and nine months ended September 30, 2022.

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

NOTE 6 – ALLOWANCE FOR CREDIT LOSSES FOR LOANS

The following tables summarize the Company’s allowance for credit losses for loans, reserve for unfunded commitments, and loan balances individually and collectively evaluated by type of loan as of or for the three and nine months ended September 30, 2023 and 2022:

	Commercial	Construction	Commercial				Reserve for
	and industrial	and land	real estate	Residential	Consumer	Total	unfunded commitments
Three months ended September 30, 2023
Allowance for credit losses
Beginning balance	$3,647	$317	$14,167	$959	$10	$19,100	$300
Charge-offs	(27)	—	—	—	—	(27)	—
Recoveries	—	—	—	1	2	3	—
Provision for (reversal of) credit losses	883	(60)	(131)	36	(4)	724	(50)
Ending balance	$4,503	$257	$14,036	$996	$8	$19,800	$250

Nine months ended September 30, 2023
Allowance for loan losses:
Beginning balance	$2,885	$68	$14,185	$1,742	$20	$18,900	$315
Impact of CECL adoption	1,366	402	2	(302)	32	1,500	45
Charge-offs	(309)	—	—	(175)	(3)	(487)	—
Recoveries	80	—	2	1	5	88	—
Provision for (reversal) of credit losses	481	(213)	(153)	(270)	(46)	(201)	(110)
Ending balance	$4,503	$257	$14,036	$996	$8	$19,800	$250

September 30, 2023
Allowance for credit losses:
Loans individually evaluated	$1,572	$—	$309	$2	$—	$1,883
Loans collectively evaluated	2,931	257	13,198	986	8	17,380
PCD loans	—	—	529	8	—	537

Loans receivable:
Individually evaluated	$1,943	$366	$10,448	$1,564	$—	$14,321
Collectively evaluated	168,795	8,038	1,664,631	85,539	639	1,927,642
PCD loans	205	—	26,066	496	—	26,767
Total loans	$170,943	$8,404	$1,701,145	$87,599	$639	$1,968,730

	Commercial	Construction	Commercial
	and industrial	and land	real estate	Residential	Consumer	Total
Three months ended September 30, 2022
Allowance for loan losses
Beginning balance	$2,871	$74	$13,830	$1,007	$18	$17,800
Charge-offs	(1,095)	—	—	—	—	(1,095)
Recoveries	151	—	—	—	—	151
Provision for (reversal of) loan losses	1,029	(12)	13	162	2	1,194
Ending balance	$2,956	$62	$13,843	$1,169	$20	$18,050

Nine months ended September 30, 2022
Allowance for loan losses
Beginning balance	$3,261	$175	$12,709	$1,536	$19	$17,700
Charge-offs	(3,620)	—	(1)	(6)	(6)	(3,633)
Recoveries	159	—	—	—	—	159
Provision for (reversal of) loan losses	3,156	(113)	1,135	(361)	7	3,824
Ending balance	$2,956	$62	$13,843	$1,169	$20	$18,050

September 30, 2022
Allowance for loan losses:
Loans individually evaluated	$725	$—	$259	$14	$—	$998
Loans collectively evaluated	2,231	62	13,584	1,155	20	17,052
PCD loans	—	—	—	—	—	—

Loans receivable:
Individually evaluated	$2,620	$—	$12,382	$2,126	$—	$17,128
Collectively evaluated	212,731	8,171	1,637,087	85,669	4,294	1,947,952
PCD loans	4,163	4,060	20,814	1,107	—	30,144
Total loans	$219,514	$12,231	$1,670,283	$88,902	$4,294	$1,995,224

For the three months ended September 30, 2023, the provision for credit losses was primarily due to a $1.2 million increase in reserves for individually evaluated loans, which included the loan to the Trust discussed below, and an increase in qualitative reserves, partially offset by improvements in forecasted economic conditions, specifically, national gross domestic product and national unemployment, indicators utilized to estimate credit losses and, to a lesser extent, a decrease in outstanding loan balances and $24,000 in net charge-offs during the third quarter of 2023.

During the quarter ended September 30, 2023, the Company determined that a certificate of deposit-secured line of credit loan made to a revocable living trust (the “Trust” or the “Borrower”) with an outstanding balance of approximately $1.0 million as of September 30, 2023 was impaired and placed on nonaccrual as a result of the sole trustee and beneficiary of the Trust filing for personal bankruptcy in July 2023.  At June 30, 2023, the loan had an outstanding balance of $5.0 million and was secured by a $4.0 million certificate of deposit held at the Bank.  An additional $1.0 million in cash collateral securing the loan had previously been released by the Bank into a third-party escrow account at the request of the Borrower to be used as a refundable retainer in connection with a separate transaction by the Borrower.  The loan matured on July 16, 2023, and the Bank received notification that the sole trustee and beneficiary of the Trust filed for personal bankruptcy on July 18, 2023. After receiving this notification, the Bank used the $4.0 million certificate of deposit held at the Bank to offset amounts owed on the loan and contacted the third-party escrow agent for the return of the additional $1.0 million of collateral. The Bank was advised by the escrow agent that the previously escrowed funds had been released by the escrow agent, which was done without the Bank’s consent and contrary to the written escrow instructions.  The Bank has initiated legal action against the Borrower, the Borrower’s related parties and the escrow agent to recover the previously escrowed collateral.  The results of the legal action and the Bank’s ability to recover the previously escrowed collateral are currently uncertain. The loan was fully reserved for at September 30, 2023.

For the nine months ended September 30, 2023, the reversal of the allowance for credit losses was due to a decrease in the quantitative reserve primarily due to improvements in forecasted economic conditions, specifically, national gross domestic product and national unemployment indicators utilized to estimate credit losses over the next four quarters, as compared to those used in estimating the allowance for credit losses on loans at adoption, and to a lesser extent, a decrease in outstanding loan balances, partially offset by an overall increase in reserves of individually evaluated loans and replenishment of the reserve from $399,000 in net charge-offs for the nine months ended September 30, 2023. The reserve for individually evaluated loans increased during the nine months ended September 30, 2023 primarily due to a $1.0 million reserve for the individually evaluated loan to the Trust discussed above, partially offset by a decrease in the specific reserve due to nine nonaccrual loans that were fully reserved for and charged-off during the nine months ended September 30, 2023.

The following table summarizes the amortized cost basis of individually evaluated collateral-dependent nonaccrual loans by loan and collateral type at September 30, 2023 and December 31, 2022.

	Retail and		Convalescent			A/R and		Allowance for
	Office	Multifamily	facility	Other	SFR 1-4	Equipment	Total	Credit/Loan Losses
September 30, 2023
Commercial and industrial	$—	$—	$—	$1,021	$—	$923	$1,944	$1,572
Construction and land	—	—	—	—	366	—	366	—
Commercial real estate	1,048	5,316	2,213	1,880	—	—	10,457	309
Residential	—	—	—	—	1,554	—	1,554	2
Consumer	—	—	—	—	—	—	—	—
Total	$1,048	$5,316	$2,213	$2,901	$1,920	$923	$14,321	$1,883

December 31, 2022
Commercial and industrial	$—	$—	$—	$—	$—	$878	$878	$687
Construction and land	—	—	—	—	—	—	—	—
Commercial real estate	389	5,351	3,577	1,889	—	—	11,206	259
Residential	—	—	—	—	2,205	—	2,205	222
Consumer	—	—	—	—	—	—	—	—
Total	$389	$5,351	$3,577	$1,889	$2,205	$878	$14,289	$1,168

The following table shows the amortized cost and allowance for credit losses for loans on nonaccrual status as of September 30, 2023 and the amortized cost and allowance for loan losses for loans on nonaccrual status as of December 31, 2022.

	As of September 30, 2023			As of December 31, 2022
	Nonaccrual	Nonaccrual		Nonaccrual	Nonaccrual
	with no allowance	with allowance	Total	with no allowance	with allowance	Total
	for credit losses	for credit losses	nonaccrual	for loan losses	for loan losses	nonaccrual
Commercial and industrial	$—	$1,944	$1,944	$—	$878	$878
Construction and land	366	—	366	—	—	—
Commercial real estate	7,793	2,664	10,457	10,734	472	11,206
Residential	1,401	153	1,554	1,991	214	2,205
Consumer	—	—	—	—	—	—
Total	$9,560	$4,761	$14,321	$12,725	$1,564	$14,289

Interest income recognized on nonaccrual loans was $39,000 and $120,000 for the three and nine months ended September 30, 2023, and $52,000 and $84,000 for the three and nine months ended September 30, 2022, respectively.

As part of the acquisition of PEB, the Company acquired certain small business loans to borrowers qualified under The California Capital Access Program for Small Business, a state guaranteed loan program sponsored by the California Pollution Control Financing Authority (“CalCAP”). PEB ceased originating loans under this loan program in 2017. Under this loan program, the borrower, CalCAP and the participating lender contributed funds to a loss reserve account that is held in a demand deposit account at the participating lender. The borrower contributions to the loss reserve account are attributed to the participating lender. Losses on qualified loans are charged to this account after approval by CalCAP. Under the program, if a loan defaults, the participating lender has immediate coverage of 100% of the loss. The participating lender must return recoveries from the borrower, less expenses, to the credit loss reserve account. The funds in the loss reserve account are the property of CalCAP; however, in the event that the participating lender leaves the program any excess funds, after all loans have been repaid or unenrolled from the program by the participating lender and provided there are no pending claims for reimbursement, the remaining excess funds are distributed to CalCAP and the participating lender based on their respective contributions to the loss reserve account. Funds contributed by the participating lender to the loss reserve account are treated as a receivable from CalCAP and evaluated for impairment quarterly. As of September 30, 2023, the Company had $23.2 million of loans enrolled in this loan program. The Company had a loss reserve account of $13.7 million as of September 30, 2023.

In addition, as successor to PEB, the Company was approved by CalCAP, in partnership with the California Air Resources Board, to originate loans to California truckers in the On-Road Heavy-Duty Vehicle Air Quality Loan Program. Under this loan program, CalCAP solely contributes funds to a loss reserve account that is held in a demand deposit account at the participating lender. Losses are handled in the same manner as described above. The funds are the property of CalCAP and are payable upon termination of the program. When the loss reserve account balance exceeds the total associated loan balance, the excess is to be remitted to CalCAP. The Company originated $4.2 million of loans under this program during the nine months ended September 30, 2023. As of September 30, 2023, the Company had $20.3 million of loans enrolled in this program and a loss reserve account of $6.2 million.

NOTE 7 – PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at the dates indicated:

	September 30,	December 31,
	2023	2022
Premises owned	$11,233	$11,120
Leasehold improvements	2,459	2,259
Furniture, fixtures and equipment	7,892	6,760
Less accumulated depreciation and amortization	(8,118)	(6,861)
Total premises and equipment, net	$13,466	$13,278

Depreciation and amortization included in occupancy and equipment expense totaled $390,000 and $1.3 million for the three and nine months ended September 30, 2023 and $489,000 and $1.5 million for the three and nine months ended September 30, 2022, respectively.

NOTE 8 – LEASES

The Company leased 20 branches under noncancelable operating leases as of September 30, 2023. These leases expire on various dates through 2030. The Company’s leases often have an option to renew one or more times, at the Company’s discretion, following the expiration of the initial term. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability.

The Company uses the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term.

The below maturity schedule represents the undiscounted lease payments for the five-year period and thereafter as of September 30, 2023:

For remainder of 2023	$1,041
2024	4,222
2025	3,416
2026	2,670
2027	2,191
Thereafter	3,964
Total undiscounted cash flows	17,504
Less: interest	(1,487)
Present value of lease payments	$16,017

The following table presents the weighted average lease term and discount rate at the dates indicated:

	September 30, 2023		September 30, 2022
Weighted-average remaining lease term	5.0	years	5.5	years
Weighted-average discount rate	3.4%		3.1%

Rental expense included in occupancy and equipment expense totaled $1.0 million and $3.0 million for the three and nine months ended September 30, 2023 and $934,000 and $3.2 million for the three and nine months ended September 30, 2022, respectively.

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

Changes in the Company's goodwill during the nine months ended September 30, 2023 and year ended December 31, 2022 were as follows:

	At and for the	At and for the
	nine months ended	year ended
	September 30, 2023	December 31, 2022
Balance at beginning of period	$38,838	$38,838
Acquired goodwill	—	—
Impairment	—	—
Balance at end of period	$38,838	$38,838

Core Deposit Intangible

Changes in the Company’s core deposit intangible during the nine months ended September 30, 2023 and year ended December 31, 2022 were as follows:

	At and for the	At and for the
	nine months ended	year ended
	September 30, 2023	December 31, 2022
Balance at beginning of period	$5,201	$6,489
Additions	—	756
Less amortization	(980)	(2,044)
Balance at end of period	$4,221	$5,201

Estimated annual amortization expense at September 30, 2023 was as follows:

For remainder of 2023	$306
2024	1,222
2025	948
2026	455
2027	455
Thereafter	835
Total	$4,221

NOTE 10 – INTEREST RECEIVABLE AND OTHER ASSETS

The Company’s interest receivable and other assets at the dates indicated consisted of the following:

	September 30,	December 31,
	2023	2022
Tax assets, net	$20,170	$18,762
Accrued interest receivable	8,515	7,659
Investment in SBIC fund	5,161	4,389
Investment in Community Reinvestment Act fund	2,000	2,000
Prepaid assets	2,227	1,568
Servicing assets	1,493	2,092
Investment in Low Income Housing Tax Credit ("LIHTC") partnerships, net	2,848	2,675
Investment in statutory trusts	506	493
CalCAP reserve receivable	4,023	4,023
Other assets	627	1,871
Total	$47,570	$45,532

NOTE 11 – DEPOSITS

The Company’s deposits consisted of the following at the dates indicated:

	September 30,	December 31,
	2023	2022
Demand deposits	$667,336	$773,274
NOW accounts and savings	394,898	441,064
Money market	665,866	577,792
Time deposits	431,344	293,349
Total	$2,159,444	$2,085,479

Included in time deposits are certificates of deposit over $250 thousand totaling $68.6 million and $57.8 million at September 30, 2023 and December 31, 2022, respectively. At September 30, 2023, uninsured deposits totaled $991.6 million, compared to $1.1 billion at December 31, 2022. The uninsured amounts are estimates based on the methodologies and assumptions used for United Business Bank’s regulatory reporting requirements.

NOTE 12 – BORROWINGS

Other borrowings – The Bank has an approved secured borrowing facility with the Federal Home Loan Bank of San Francisco (the “FHLB”) for up to 25% of total assets for a term not to exceed five years under a blanket lien of certain types of loans. At both September 30, 2023 and December 31, 2022, the Company had no FHLB advances outstanding.

The Bank has Federal Funds lines with four corresponding banks. Cumulative available commitments totaled $65.0 million at both September 30, 2023 and December 31, 2022. There were no amounts outstanding under these facilities at both September 30, 2023 and December 31, 2022.

Junior subordinated deferrable interest debentures – In connection with its previous acquisitions, the Company assumed junior subordinated deferrable interest debentures, totaling $8.5 million, net of fair value adjustments, with a weighted average interest rate of 8.25% at September 30, 2023, compared to $8.5 million, net of fair value adjustments, with a weighted average rate of 7.34% at December 31, 2022. The junior subordinated deferrable interest debentures mature in 2034, subject to earlier redemption by the Company.

Subordinated debt – On August 10, 2020, the Company issued and sold $65.0 million aggregate principal amount of 5.25% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “Notes”) at a public offering price equal to 100% of the aggregate principal amount of the Notes. The Notes initially bear a fixed interest rate of 5.25% per year. Commencing on September 15, 2025, the interest rate on the Notes resets quarterly to the three-month Secured Overnight Financing rate plus a spread of 521 basis points (5.21%), payable quarterly in arrears. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year through September 15, 2025 and quarterly thereafter on March 15, June 15, September 15 and December 15 of each year through the maturity date or earlier redemption date. The Company, at its option, may redeem the Notes, in whole or in part, on any interest payment date on or after September 15, 2025, without a premium. At September 30, 2023 and December 31, 2022, the Company had outstanding Notes, net of cost to issue, totaling $63.8 million and $63.7 million, respectively.

NOTE 13 – INTEREST PAYABLE AND OTHER LIABILITIES

The Company’s interest payable and other liabilities at the dates indicated consisted of the following:

	September 30,	December 31,
	2023	2022
Accrued expenses	$7,047	$8,598
Accounts payable	788	452
Reserve for unfunded commitments	250	315
Accrued interest payable	2,491	1,413
Other liabilities	3,820	5,755
Total	$14,396	$16,533

NOTE 14 – OTHER EXPENSES

The Company’s other expenses for the periods indicated consisted of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Professional fees	$628	$453	$1,520	$2,335
Core deposit premium amortization	305	516	979	1,527
Marketing and promotions	258	235	658	769
Stationery and supplies	82	89	254	266
Insurance (including FDIC premiums)	367	235	1,002	704
Communication and postage	228	232	678	689
Loan default related expense	34	119	187	257
Director fees and expenses	84	83	249	282
Bank service charges	16	21	49	145
Courier expense	207	193	578	558
Other	119	151	397	454
Total	$2,328	$2,327	$6,551	$7,986

The Company expenses marketing and promotion costs as they are incurred. Advertising expense included in marketing and promotions totaled $15,000 and $36,000 for the three and nine months ended September 30, 2023, and $12,000 and $54,000 for the three and nine months ended September 30, 2022, respectively.

NOTE 15 – EQUITY INCENTIVE PLANS

Equity Incentive Plans

2017 Omnibus Equity Incentive Plan

The Company’s shareholders approved the Company’s 2017 Omnibus Equity Incentive Plan (“2017 Plan”) in November 2017. The 2017 Plan provides for the awarding by the Company’s Board of Directors of equity incentive awards to employees and non-employee directors. An equity incentive award under the 2017 Plan may be an option, stock appreciation right, restricted stock units, stock award, other stock-based award or performance award. Factors considered by the Board in awarding equity incentives to officers and employees include the performance of the Company, the employee’s or officer’s job performance, the importance of his or her position, and his or her contribution to the organization’s goals for the award period. Generally, awards have a vesting period of no longer than ten years. Subject to adjustment as provided in the 2017 Plan, the maximum number of shares of common stock that may be delivered pursuant to awards granted under the 2017 Plan is 450,000. The 2017 Plan provides for annual restricted stock grant limits to officers, employees and directors. The annual stock grant limit per person for officers and employees is the lesser of 50,000 shares or a value of $2.0 million, and per person for directors, the maximum is 25,000 shares. All unvested restricted shares outstanding vest in the event of a change in control of the Company. Awarded shares of restricted stock vest over (i) a one-year period following the date of grant, in the case of the non-employee directors, and (ii) a three-year or five-year period following the date of grant, with the initial vesting occurring on the one-year anniversary of the date of grant, in the case of the executive officers. As of September 30, 2023, a total of 44,236 shares were available for future issuance under the 2017 Plan.

2014 Omnibus Equity Incentive Plan

In 2014, the Company’s shareholders approved the Company’s 2014 Equity Incentive Plan (the “2014 Plan”). A total of 148,962 equity incentive awards were granted under the 2014 Plan. The awards are shares of restricted stock and have a vesting period of one to five years. No future equity awards will be made from the 2014 Plan.

The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date. Total compensation expense for unvested restricted stock awards under these plans was $153,000 and $585,000 for the three and nine months ended September 30, 2023 and $232,000 and $789,000 for the three and nine months ended September 30, 2022, respectively.

As of September 30, 2023, there was $996,000 of total unrecognized compensation cost related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately three years.

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

The following table provides the restricted stock grant activity for the periods indicated:

	At and for the three and nine months ended September 30,
	2023		2022
		Weighted-average		Weighted-average
		grant date		grant date
	Shares	fair value	Shares	fair value
Non-vested at January 1,	97,877	$16.80	139,275	$16.29
Granted	28,392	18.98	22,473	18.79
Vested	(16,979)	19.06	(15,560)	18.34
Forfeited	—	—	(532)	18.79
Non-Vested, at March 31,	109,290	17.01	145,656	16.45
Vested	(30,764)	12.18	(45,997)	16.29
Forfeited	—	—	(1,322)	18.16
Non-Vested, at June 30,	78,526	18.91	98,337	16.50
Granted	13,457	16.67	10,618	20.98
Vested	(10,618)	20.98	(11,078)	18.14
Forfeited	—	—	—	—
Non-Vested, at September 30,	81,365	$18.27	97,877	$16.80

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

In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the lowest level of inputs that is significant to the measurement is used to determine the hierarchy for the entire asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with our quarterly valuation process. There were no transfers between levels during the three and nine months ended September 30, 2023 and 2022.

The following assets are measured at fair value on a recurring basis as of the dates indicated:

	Total Estimated	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
September 30, 2023
U.S. Government Agencies	$1,501	$—	$1,501	$—
Municipal securities	18,185	—	18,185	—
Mortgage-backed securities	28,426	—	28,426	—
Collateralized mortgage obligations	25,643	—	25,643	—
SBA securities	5,593	—	5,593	—
Corporate bonds	66,497	—	66,497	—
Equity securities	11,639	11,639	—	—
Total	$157,484	$11,639	$145,845	$—

	Total Estimated	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
December 31, 2022
U.S. Government Agencies	$1,505	$—	$1,505	$—
Municipal securities	19,557	—	19,557	—
Mortgage-backed securities	33,010	—	33,010	—
Collateralized mortgage obligations	25,424	—	25,424	—
SBA securities	4,305	—	4,305	—
Corporate bonds	70,203	—	70,203	—
Equity securities	13,757	13,757	—	—
Total	$167,761	$13,757	$154,004	$—

The following assets are measured at fair value on a nonrecurring basis as of the dates indicated:

	Total Estimated	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
September 30, 2023
Individually evaluated loans (1)	$14,321	—	—	$14,321
OREO	—	—	—	—
Total	$14,321	$—	$—	$14,321

	Total Estimated	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Performing impaired loans (1)	$759	$—	$—	$759
Nonperforming impaired loans	15,223	—	—	15,223
OREO	21	—	—	21
Total	$16,003	$—	$—	$16,003

(1)	For each quarter the loan was outstanding in 2023, with the adoption of CECL, one performing modified loan to a borrower experiencing financial difficulty was individually evaluated in determining the estimated allowance for credit losses.

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

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of the Company’s financial instruments at the dates indicated are presented below:

	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
September 30, 2023
Financial assets:
Cash and cash equivalents	$301,934	$301,934	$301,934	$—	$—
Time deposits in banks	1,743	1,743	1,743	—	—
Investment securities available-for-sale	145,845	145,845	—	145,845	—
Equity securities	11,639	11,639	11,639	—	—
Investment in FHLB and FRB Stock	20,934	20,934	—	20,934	—
Loans held for sale	1,274	1,274	—	1,274	—
Loans, net	1,949,004	1,847,702	—	—	1,847,702
Accrued interest receivable	8,515	8,515	—	8,515	—
Financial liabilities:
Deposits	2,159,444	2,161,763	—	2,161,763	—
Junior subordinated deferrable interest debentures, net	8,544	8,558	—	—	8,558
Subordinated debt, net	63,839	63,839	—	63,839	—
Accrued interest payable	2,491	2,491	—	2,491	—
Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	79,569	79,319	—	—	79,319

	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
December 31, 2022
Financial assets:
Cash and cash equivalents	$176,815	$176,815	$176,815	$—	$—
Time deposits in banks	2,241	2,241	2,241	—	—
Investment securities available-for-sale	154,004	154,004	—	154,004	—
Equity securities	13,757	13,757	13,757	—	—
Investment in FHLB and FRB Stock	20,281	20,281	—	20,281	—
Loans held for sale	2,380	2,380	—	2,380	—
Loans, net	2,002,224	1,940,480	—	—	1,940,480
Accrued interest receivable	7,659	7,659	—	7,659	—
Financial liabilities:
Deposits	2,085,479	2,087,265	—	2,087,265	—
Junior subordinated deferrable interest debentures, net	8,484	7,739	—	—	7,739
Subordinated debt, net	63,711	63,711	—	63,711	—
Accrued interest payable	1,413	1,413	—	1,413	—
Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	97,542	97,227	—	—	97,227

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

The following table presents a summary of commitments described above as of the dates indicated:

	September 30,	December 31,
	2023	2022
Commitments to extend credit	$78,723	$96,774
Standby letters of credit	846	768
Total commitments	$79,569	$97,542

Commitments generally have fixed expiration dates or other termination clauses. The actual liquidity needs or the credit risk that the Company will experience will likely be lower than the contractual amount of commitments to extend credit because a significant portion of these commitments are expected to expire without being drawn upon. The commitments are generally variable rate and include unfunded home equity lines of credit, commercial real estate construction loans where disbursement is made over the course of construction, commercial revolving lines of credit, and unsecured personal lines of credit. The Company’s outstanding loan commitments are made using the same underwriting standards as comparable outstanding loans. The reserve associated with these commitments included in interest payable and other liabilities on the consolidated balance sheets was $250,000 at September 30, 2023 and $315,000 at December 31, 2022.

Commercial Real Estate Concentrations

At September 30, 2023 and December 31, 2022, in management’s judgment, a concentration of loans existed in commercial real estate related loans. The Company’s commercial real estate loans are secured by owner-occupied and non-owner occupied commercial real estate and multifamily properties. Although management believes that loans within these concentrations have no more than the normal risk of collectability, a decline in the performance of the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on collectability.

Other Assets

The Company has commitments to fund investments in LIHTC partnerships and an SBIC fund. At September 30, 2023, the remaining commitments to the LIHTC partnerships and the SBIC fund were approximately $1.5 million and $122,000, respectively. At December 31, 2022, the remaining commitments to the LIHTC partnerships and the SBIC fund were approximately $2.1 million and $122,000, respectively.

Deposits

At September 30, 2023, approximately $227.6 million, or 10.5%, of the Company's deposits were derived from its top ten depositors. At December 31, 2022, approximately $215.1 million, or 11.0%, of the Company's deposits were derived from its top ten depositors. As of September 30, 2023 and December 31, 2022, approximately $991.6 million, or 45.9% and $1.1 billion, or 53.3%, of our total deposits were uninsured, respectively. The uninsured amounts are estimates based on the methodologies and assumptions used for United Business Bank’s regulatory reporting requirements.

Local Agency Deposits and Other Advances

In the normal course of business, the Company accepts deposits from local agencies. The Company is required to provide collateral for certain local agency deposits in the states of California, Colorado, New Mexico and Washington. At September 30, 2023 and December 31, 2022, the FHLB issued letters of credit on behalf of the Company totaling $42.6 million and $40.6 million, respectively, as collateral for local agency deposits.

NOTE 19 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustments to our disclosures in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward- looking statements as a result of a wide variety or range of factors including, but not limited to:

●	potential adverse impacts to economic conditions in general and in California, Colorado, New Mexico and Washington specifically, other markets where the Company has lending relationships, or other aspects of the Company’s business operations or financial markets, including, without limitation, as a result of employment levels, labor shortages and the effects of inflation, a potential recession, or slowed economic growth caused by increasing political instability from acts of war, as well as supply chain disruptions;
●	changes in the interest rate environment, including the recent increases in the Board of Governors of the Federal Reserve System (“Federal Reserve”) benchmark rate and duration at which such increased interest rate levels are maintained, which could adversely affect our revenues and expenses, the values of our assets and obligations, and the availability and cost of capital and liquidity;
●	the impact of continuing high inflation and the current and future monetary policies of the Federal Reserve in response thereto;
●	the effects of any federal government shutdown;
●	expected revenues, cost savings, synergies and other benefits from our recent acquisition of Pacific Enterprise Bancorp (“PEB”) might not be realized within the expected time frames or at all and costs or difficulties relating to integration matters, including but not limited to client and employee retention, might be greater than expected;
●	the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for credit losses and provision for credit losses;
●	changes in the levels of general interest rates and the relative differences between short and long-term interest rates and loan and deposit interest rates;
●	the possibility that unexpected outflows of uninsured deposits may require us to sell investment securities at a loss;
●	our net interest margin and funding sources;
●	fluctuations in the demand for loans and the number of unsold homes, land and other properties;
●	fluctuations in real estate values in our market areas;
●	secondary market conditions for loans and our ability to sell loans in the secondary market;
●	results of examinations of us by regulatory authorities and the possibility that any such regulatory authority may, among other things, limit our business activities, require us to change our business mix, increase our allowance for credit losses, write-down asset values or increase our capital levels, affect our ability to borrow funds or maintain or increase deposits;
●	risks related to our acquisition strategy, including our ability to identify future suitable acquisition candidates, exposure to potential asset and credit quality risks and unknown or contingent liabilities, the need for capital to finance such transactions, our ability to obtain required regulatory approvals and possible failures in realizing the anticipated benefits from acquisitions;
●	challenges arising from attempts to expand into new geographic markets, products, or services;
●	future goodwill impairment due to changes in our business, market conditions, or other factors;

●	the impact of bank failures or adverse developments at other banks and related negative press about the banking industry in general on investor and depositor sentiment;
●	review of the Company’s accounting, accounting policies and internal control over financial reporting;
●	risks and uncertainties related to the recent restatement of certain of our historical consolidated financial statements;
●	the subsequent discovery of additional adjustments to the Company’s previously issued financial statements;
●	legislative or regulatory changes that adversely affect our business, including changes in banking, securities and tax laws, in regulatory policies and principles, or the interpretation of regulatory capital or other rules, and other governmental initiatives affecting the financial services industry;
●	our ability to attract and retain deposits;
●	our ability to control operating costs and expenses;
●	the use of estimates in determining the fair value of certain of our assets and liabilities, which estimates may prove to be incorrect and result in significant changes in valuation;
●	difficulties in reducing risk associated with the loans and securities on our balance sheet;
●	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;
●	the effectiveness of our risk management framework;
●	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions, which could expose us to litigation or reputational harm;
●	an inability to keep pace with the rate of technological advances;
●	risks associated with dependence on our Chief Executive Officer and other members of our senior management team and our ability to attract, motivate and retain qualified personnel;
●	costs and effects of litigation, including settlements and judgments;
●	our ability to implement our business strategies and manage our growth;
●	liquidity issues, including our ability to borrow funds or raise additional capital, if necessary or desired;
●	the loss of our large loan and deposit relationships;
●	increased competitive pressures among financial services companies;
●	changes in consumer spending, borrowing and savings habits;
●	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;
●	our ability to pay dividends on our common stock;
●	the quality and composition of our securities portfolio and the impact of any adverse changes in the securities markets;
●	the inability of key third-party providers to perform their obligations to us;
●	changes in accounting principles, policies or guidelines and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board;
●	the effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, and other external events on our business;
●	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and
●	risks described in other reports filed with or furnished to the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K/A for the year ended December 31, 2022 (“2022 Annual Report”) and this Form 10-Q.

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

Executive Overview

General. BayCom is a bank holding company headquartered in Walnut Creek, California. BayCom’s wholly owned banking subsidiary, United Business Bank, provides a broad range of financial services to businesses and business owners as well as individuals through its network of 35 full-service branches, with 17 locations in California, two in Washington, five in New Mexico and 11 in Colorado. The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including the consolidated financial statements and related data, relate primarily to the Bank.

Our principal objective is to continue to increase shareholder value and generate consistent earnings growth by expanding our commercial banking franchise through both strategic acquisitions and organic growth. Since 2010, we have expanded our geographic footprint through 10 strategic acquisitions. We believe our strategy of selectively acquiring and integrating community banks has provided us with economies of scale and improved our overall franchise efficiency. Looking forward, we expect to continue to pursue strategic acquisitions and believe our targeted market areas present us with many and varied acquisition opportunities. We are also focused on continuing to grow organically and believe the metropolitan and community markets in which we operate currently provide meaningful opportunities to expand our commercial client base and increase both interest-earning assets and market share. We believe our geographic footprint, which now includes the San Francisco Bay area, the metropolitan markets of Los Angeles, California, Seattle, Washington, and Denver, Colorado, and community markets including Albuquerque, New Mexico, and Custer, Delta, and Grand counties, Colorado, provides us with access to low cost, stable core deposits that we can use to fund commercial loan growth. We strive to provide an enhanced banking experience for our clients by providing them with a comprehensive suite of sophisticated banking products and services tailored to meet their needs, while delivering the high-quality, relationship-based client service of a community bank. At September 30, 2023, on a consolidated basis, the Company had approximately $2.6 billion in total assets, $2.0 billion in total loans, $2.2 billion in total deposits and $307.3 million in shareholders’ equity.

We continue to focus on growing our commercial loan portfolios through acquisitions as well as organic growth. At September 30, 2023, our $2.0 billion total loan portfolio included $426.6 million, or 21.7%, of acquired loans (all of which were recorded to their estimated fair values at the time of acquisition), and the remaining $1.5 billion, or 78.3%, consisted of loans we originated.

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

Changes in market interest rates, the slope of the yield curve, and interest we earn on interest earning assets or pay on interest bearing liabilities, as well as the volume and types of interest earning assets, interest bearing and noninterest bearing liabilities and shareholders’ equity, usually have the largest impact on changes in our net interest spread, net interest margin and net interest income during a reporting period. Since March 2022 through the quarter ended September 30, 2023, in response to inflation, the Federal Open Market Committee (“FOMC”) of the Board of Governors of the Federal Reserve System (“Federal Reserve”) has increased the target range for the federal funds rate by 525 basis points, including 100 basis points during the first nine months of 2023, to a range of 5.25% to 5.50%. The increase in the average yield on interest-earning assets during the three and nine months ended September 30, 2023 reflects the lagging benefit of variable rate interest-earning assets beginning to reprice higher. We believe our balance sheet is structured to enhance our net interest margin if the FOMC continues to raise the targeted federal funds rate.

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

A loan with an outstanding balance greater than $100,000 is individually evaluated for expected credit loss when it is probable that we will be unable to collect all amounts due according to the original contractual terms of the loan agreement. We select loans for individual assessment on an ongoing basis using certain criteria such as payment performance, borrower reported and forecasted financial results, and other external factors when appropriate. Loans that do not share the same risk characteristics as pooled loans are evaluated individually for credit loss and generally include all nonaccrual loans, collateral dependent loans, and certain troubled debt restructured loans. We measure the current expected credit loss of an individually evaluated loan based upon the fair value of the underlying collateral, adjusted for costs to sell when applicable, or if the loan is not collateral-dependent we utilize the present value of expected future cash flows, discounted at the effective interest rate. A loan for which the terms have been modified resulting in a concession, and where the borrower is experiencing financial difficulties, is considered a modified loan to a borrower experiencing financial difficulty. The ACL on modified loans to borrowers experiencing financial difficulty is measured using the same method as individually evaluated loans. When the value of a concession is measured using the discounted cash flow method, the ACL is determined by discounting the expected future cash flows at the original interest rate of the loan. To the extent a loan balance exceeds the estimated collectable value, a reserve or charge-off is recorded depending upon either the certainty of the estimate of loss or the fair value of the loan’s collateral if the loan is collateral-dependent.

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

Management considers whether adjustments to the quantitative portion of the ACL are needed for differences in segment-specific risk characteristics or to reflect the extent to which it expects current conditions and reasonable and supportable forecasts of economic conditions to differ from the conditions that existed during the historical period included in the development of PD and LGD. Qualitative internal and external risk factors include, but are not limited to, the following:

●	Changes in the nature and volume of the loan portfolio
●	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans
●	Changes in lending policies and procedures, including changes in underwriting standards and collection
●	Changes in economic and business conditions, and developments that affect the collectability of the portfolio
●	Changes in the experience, ability, and depth of credit management and lending staff
●	Changes in the quality of our systematic loan review processes
●	Changes in the value of underlying collateral, where applicable

●	Changes in concentration of credit
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

Comparison of Financial Condition at September 30, 2023 and December 31, 2022

Total assets.  Total assets increased $61.1 million, or 2.4%, to $2.6 billion at September 30, 2023, from December 31, 2022. The increase primarily was due to cash and cash equivalents increasing $125.1 million, or 70.8%, partially offset by decreases in loans receivable, net, of $53.2 million or 2.7% and investment securities available-for-sale of $8.2 million or 5.3%. In addition, interest receivable and other assets increased $2.0 million or 4.5%, equity securities decreased $2.1 million or 15.4%, and loans held for sale decreased $1.1 million or 46.5%.

Cash and cash equivalents.  Cash and cash equivalents increased $125.1 million, or 70.8%, to $301.9 million, at September 30, 2023, from $176.8 million at December 31, 2022. The increase primarily was due to a $121.7 million increase in federal funds sold and interest bearing balances in banks during the nine months ended September 30, 2023, consistent with management’s strategy to increase liquidity following the recent turmoil in the banking industry resulting from several recent high profile bank failures.

Investment securities available-for-sale.  Investment securities available-for-sale decreased $8.2 million, or 5.3%, to $145.8 million at September 30, 2023 from $154.0 million at December 31, 2022. The decrease primarily was due to unrealized losses on investment securities available-for-sale of $8.0 million as a result of fair value adjustments and the routine amortization and repayment of investment principal balances, and securities called and matured of $6.3 million, partially offset by the purchase of $6.4 million of investment securities during the nine months ended September 30, 2023.

Equity securities.  Equity securities decreased $2.1 million, or 15.4%, to $11.6 million at September 30, 2023 from $13.8 million at December 31, 2022, primarily due to a $2.1 million mark-to-market downward adjustment recorded during the nine months ended September 30, 2023.

Loans receivable, net.  We originate a wide variety of loans with a focus on commercial real estate (“CRE”) loans and commercial and industrial loans. Loans receivable, net decreased $53.2 million, or 2.7%, to $1.9 billion at September 30, 2023 from December 31, 2022. The decrease was due to $180.0 million of loan repayments, including $6.7 million in Paycheck Protection Program (“PPP”) loans, and $7.2 million in loan sales, partially offset by $135.0 million of new loan originations.

The following table provides information about our loan portfolio by type of loan, with purchase credit deteriorated (“PCD”) loans presented as a separate balance, at the dates presented.

	September 30,	December 31,
	2023	2022	% Change

	(Dollars in thousands)
Commercial and industrial (1)	$170,738	$184,521	(7.5)%
Real estate:
Residential	87,103	109,927	(20.8)
Multifamily residential	250,649	234,868	6.7
Owner occupied CRE	514,546	641,815	(19.8)
Non-owner occupied CRE	909,884	807,996	12.6
Construction and land	8,404	9,109	(7.7)
Total real estate	1,770,586	1,803,715	(1.8)
Consumer	639	4,183	(84.7)
PCD loans	26,767	28,787	(7.0)
Total Loans	1,968,730	2,021,206	(2.6)
Net deferred loan fees	74	(82)	(190.7)
Allowance for credit losses (2)	(19,800)	(18,900)	4.8
Loans, net	$1,949,004	$2,002,224	(2.7)%

(1)	Includes $4.3 million and $11.1 million of PPP loans as of September 30, 2023 and December 31, 2022, respectively.
(2)	Allowance for credit losses at September 30, 2023 is estimated under CECL whereas at December 31, 2022, the allowance for loan losses is estimated under the incurred loss methodology.

The following table shows as of September 30, 2023, the geographic distribution of our loan portfolio by type of loan in dollar amounts and percentages:

	San Francisco Bay				Total in State of
	Area (1)		Other California (2)		California		All Other States (3)		Total
		% of		% of		% of		% of		% of
		Total in		Total in		Total in		Total in		Total in
	Amount	Category	Amount	Category	Amount	Category	Amount	Category	Amount	Category

	(Dollars in thousands)
September 30, 2023
Commercial and industrial	$36,516	8.5%	$81,042	9.4%	$117,558	9.1%	$53,385	7.9%	$170,943	8.7%
Real estate:
Residential	14,416	3.3	43,130	5.0	57,546	4.4	30,053	4.5	87,599	4.4
Multifamily residential	48,751	11.3	109,778	12.7	158,529	12.2	94,843	14.1	253,372	12.9
Owner occupied CRE	168,796	39.2	308,752	35.7	477,548	36.9	48,930	7.3	526,478	26.7
Non-owner occupied CRE	162,524	37.7	314,151	36.4	476,675	36.8	444,620	66.0	921,295	46.8
Construction and land	—	—	6,839	0.8	6,839	0.5	1,565	0.2	8,404	0.4
Total real estate	394,487		782,650		1,177,137		620,011		1,797,148
Consumer	4	0.0%	1	—%	5	—%	634	0.1%	639	0.0%
Total loans	$431,007		$863,693		$1,294,700		$674,030		$1,968,730

December 31, 2022
Commercial and industrial	$54,056	7.8%	$92,546	10.1%	$146,602	9.1%	$41,936	10.2%	$188,538	9.3%
Real estate:
Residential	17,112	2.5	52,081	5.7	$69,193	4.3	41,413	10.1	110,606	5.5
Multifamily residential	58,533	8.4	108,198	11.8	166,731	10.4	70,974	17.3	237,705	11.8
Owner occupied CRE	242,755	35.0	363,210	39.7	605,965	37.6	52,191	12.7	658,156	32.6
Non-owner occupied CRE	321,523	46.3	289,528	31.6	611,051	37.9	197,804	48.1	808,855	40.0
Construction and land	—	—	8,678	0.9	8,678	0.5	4,485	1.1	13,163	0.7
Total real estate	639,923		821,695		1,461,618		366,867		1,828,485
Consumer	391	0.1%	1,672	0.2%	2,063	0.1%	2,120	0.5%	4,183	0.2%
Total loans	$694,370		$915,913		$1,610,283		$410,923		$2,021,206

(1)	Includes Alameda, Contra Costa, Solano, Sonoma, Marin, San Francisco, San Mateo and Santa Clara counties.
(2)	Includes loans located in Sacramento and Northern California counties totaling $98.0 million at September 30, 2023, and loans located in Los Angeles and Orange counties totaling $524.5 million at September 30, 2023. At December 31, 2022, loans in Sacramento and Northern California counties and loans in Los Angeles and Orange counties totaled $102.1 million and $539.6 million, respectively.

(3)	Includes loans located primarily in the states of Colorado, New Mexico and Washington. At September 30, 2023, loans in Colorado, New Mexico and Washington totaled $87.9 million, $45.3 million and $104.1 million, respectively. At December 31, 2022, loans in Colorado, New Mexico and Washington totaled $97.2 million, $51.3 million and $87.4 million, respectively.

Nonperforming assets and loans.  Nonperforming assets generally consists of nonaccrual loans, accruing loans that are 90 days or more past due and other real estate owned (“OREO”). Nonperforming loans generally consist of nonaccrual loans and accruing loans that are 90 days or more past due. Nonperforming assets decreased $923,000, or 6.1%, to $14.3 million, or 0.56% of total assets at September 30, 2023 from $15.2 million, or 0.61% of total assets at December 31, 2022. The decrease in nonperforming assets was primarily due to the renewal of one accruing loan 90 days or more past due and in the process of collection totaling $934,000 at December 31, 2022, the charge-off of six nonaccrual loans totaling $356,000 during the nine months ended September 30, 2023, and the payoff during the current quarter of one $774,000 performing (accruing) modified loan to a borrower experiencing financial difficulty, partially offset by three new nonaccrual real estate loans totaling $500,000 and one new commercial nonaccrual loan totaling $1.0 million during the current quarter of 2023. There were no accruing loans 90 days or more past due or OREO at September 30, 2023, compared to $934,000 of accruing loans 90 days or more past due and $21,000 of OREO at December 31, 2022.

Nonperforming loans totaled $14.3 million, or 0.73% of total loans, at September 30, 2023, of which $801,000 were guaranteed by governmental agencies, compared to $15.2 million, or 0.75% of total loans, at December 31, 2022, of which $839,000 were guaranteed by governmental agencies. At September 30, 2023, there were no performing (accruing) modified loans to borrowers experiencing financial difficulty. Not included in nonperforming loans at December 31, 2022, was $759,000 of performing (accruing) modified loans to borrowers experiencing financial difficulty.

At September 30, 2023 and December 31, 2022, nonaccrual loans included $2.3 million and $2.5 million of loans 30-89 days past due, and $2.6 million and $4.0 million of loans less than 30 days past due, respectively. At September 30, 2023, the $2.6 million of nonaccrual loans less than 30 days past due was comprised of 15 loans, all of which were placed on nonaccrual due to concerns over the financial condition of the borrowers.

During the quarter ended September 30, 2023, the Company determined that a certificate of deposit-secured line of credit loan made to a revocable living trust (the “Trust” or the “Borrower”) with an outstanding balance of approximately $1.0 million as of September 30, 2023 was impaired and placed on nonaccrual as a result of the sole trustee and beneficiary of the Trust filing for personal bankruptcy in July 2023.  At June 30, 2023, the loan had an outstanding balance of $5.0 million and was secured by a $4.0 million certificate of deposit held at the Bank.  An additional $1.0 million in cash collateral securing the loan had previously been released by the Bank into a third-party escrow account at the request of the Borrower to be used as a refundable retainer in connection with a separate transaction by the Borrower.  The loan matured on July 16, 2023, and the Bank received notification that the sole trustee and beneficiary of the Trust filed for personal bankruptcy on July 18, 2023. After receiving this notification, the Bank used the $4.0 million certificate of deposit held at the Bank to offset amounts owed on the loan and contacted the third-party escrow agent for the return of the additional $1.0 million of collateral. The Bank was advised by the escrow agent that the previously escrowed funds had been released by the escrow agent, which was done without the Bank’s consent and contrary to the written escrow instructions.  The Bank has initiated legal action against the Borrower, the Borrower’s related parties and the escrow agent to recover the previously escrowed collateral.  The results of the legal action and the Bank’s ability to recover the previously escrowed collateral are currently uncertain. The loan was fully reserved for at September 30, 2023.

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

Loan modifications to borrowers experiencing financial difficulty as of September 30, 2023 totaled $5.2 million, of which none were accruing and performing according to their modified terms, compared to $6.3 million, of which $759,000 were accruing and performing according to their modified terms, at December 31, 2022. Modified loans that are accruing and performing according to their modified terms are not considered nonperforming loans as they continue to accrue interest despite their modified status. The related allowance for credit losses on individually evaluated modified loans totaled $342,000 and $393,000 at September 30, 2023 and December 31, 2022, respectively.

The following table provides information regarding nonperforming loans, nonperforming assets and modified loans as of the dates indicated:

	September 30,	December 31,
	2023	2022

	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Commercial and industrial	$1,944	$869
Real estate:
Residential	1,554	2,213
Multifamily residential	5,315	5,351
Owner occupied CRE	5,023	5,491
Non-owner occupied CRE	119	365
Construction and land	366	—
Total real estate	12,377	13,420
Consumer	—	—
Total nonaccrual loans	14,321	14,289
Accruing loans 90 days or more past due	—	934
Total nonperforming loans	14,321	15,223
Real estate owned	—	21
Total nonperforming assets (1)	$14,321	$15,244
Modified loans to borrowers experiencing financial difficulty – performing	—	759
PCD loans	$26,767	$28,787
Nonperforming assets to total assets (1)	0.56%	0.61%
Nonperforming loans to total loans (1)	0.73%	0.75%

(1)	Performing modified loans to borrowers experiencing financial difficulty are neither included in nonperforming loans above nor are they included in the numerators used to calculate these ratios.

Interest foregone on nonaccrual loans was approximately $173,000 and $593,000 for the three and nine months ended September 30, 2023, and $230,000 and $388,000 for the three and nine month ended September 30, 2022, respectively, none of which was included in interest income.

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

For the specific component, the allowance for credit losses for loans is established for individually evaluated loans. Management evaluates current information and events regarding a borrower’s ability to repay its obligations and considers a loan to be impaired when the ultimate collectability of amounts due, according to the contractual terms of the loan agreement, is in doubt. If an individually evaluated loan is collateral-dependent, the fair value of the collateral, less the estimated cost to sell, is used to determine the amount of impairment. If an individually evaluated loan is not collateral-dependent, the impairment amount is determined using the negative difference, if any, between the estimated discounted cash flows and the loan amount due. For individually evaluated loans, the amount of the impairment can be adjusted, based on current data, until such time as the actual basis is established by acquisition of the collateral or until the basis is collected. Impairment losses are reflected in the allowance for credit losses for loans through a charge to the provision for credit losses. Subsequent recoveries are credited to the allowance for credit losses for loans. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on nonaccrual loans for which the accrual of interest has been discontinued are applied first to principal.

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

The Company adopted the CECL standard as of December 15, 2022, which resulted in a one-time adjustment to the allowance for credit losses for loans of $1.5 million (which included the reclassification of the net credit discount on acquired PCD loans totaling $845,000) and an allowance for unfunded credit commitments of $45,000, as well as an after-tax decrease to opening retained earnings of $491,000 on January 1, 2023.

At September 30, 2023, the Company’s allowance for credit losses for loans was $19.8 million under the CECL framework, or 1.01% of total loans, compared to an allowance for loan losses of $18.9 million under the allowance for loan losses incurred loss framework, or 0.94% of total loans, at December 31, 2022. In addition to the CECL adjustment on January 1, 2023, a $201,000 reversal of the allowance for credit losses for loans was recorded for the nine months ended September 30, 2023, compared to $7,000 provision for loan losses for the nine months ended September 30, 2022. The reversal of the allowance for credit losses for loans primarily resulted from $399,000 in net charge-offs for the nine months ended September 30, 2023, coupled with improvements in forecasted economic conditions, specifically, national gross domestic product and national unemployment, indicators utilized to estimate credit losses and, to a lesser extent, a decrease in outstanding loan balances, partially offset by an overall increase in reserves for individually evaluated loans, and increase in qualitative reserves.

We recorded net charge-offs of $24,000 and $399,000 for the three and nine months ended September 30, 2023, and $944,000 and $3.5 million for the three and nine months ended September 30, 2022, respectively. The calculation of the allowance for credit losses for loans at September 30, 2023 and the allowance for loan losses at December 31, 2022, excludes the balance of PPP loans held in portfolio as of those dates as PPP loans are fully guaranteed by the SBA.

In accordance with acquisition accounting, loans acquired from acquisitions were recorded at their estimated fair value, which resulted in a net discount to the loans’ contractual amounts. Credit discounts are included in the determination of fair value and as a result, no allowance for credit losses for loans is recorded for acquired loans at the acquisition date. However, the allowance for credit loss includes an estimate for credit deterioration of acquired loans that occurs after the date of acquisition, which is included in the credit loss provision in the period that the deterioration occurred. The discount recorded on the acquired loans is not reflected in the allowance for credit losses for loans or related allowance coverage ratios. As of September 30, 2023, acquired loans net of their discount totaled $224.4 million and the remaining net discount on these acquired loans was $419,000, compared to $257.4 million of acquired loans and $522,000 of net discounts at December 31, 2022. The net discount includes a credit discount based on estimated losses in the acquired loans partially offset by a premium, if any, based on market interest rates on the date of acquisition.

The following table presents certain credit ratios at the dates and for the periods indicated and each component of the ratio’s calculations:

	At and for the nine months ended September 30,
	2023	2022

	(Dollars in thousands)
Allowance for credit losses on loans as a percentage of total loans outstanding at period end	1.01%	0.90%
Allowance for credit losses on loans	$19,800	$18,050
Total loans outstanding	1,968,804	1,994,966

Nonaccrual loans as a percentage of total loans outstanding at period end	0.73%	0.82%
Total nonaccrual loans	$14,321	$16,369
Total loans outstanding	1,968,804	1,994,966

Allowance for credit losses on loans as a percentage of nonaccrual loans at period end	138.26%	110.27%
Allowance for credit losses on loans	$19,800	$18,050
Total nonaccrual loans	14,321	16,369

Net charge-offs/(recoveries) during period to average loans outstanding:
Commercial and industrial:	0.12%	1.21%
Net charge-offs	$229	$3,461
Average loans outstanding	190,582	285,935
Construction and land:	—%	—%
Net charge-offs	$—	$—
Average loans outstanding	12,491	18,206
Commercial estate:	—%	—%
Net (recoveries)/charge-offs	$(2)	$1
Average loans outstanding	1,719,547	1,577,751
Residential:	0.19%	0.01%
Net charge-offs	$174	$6
Average loans outstanding	93,087	89,228
Consumer:	(0.06)%	0.29%
Net (recoveries)/charge-offs	$(1)	$6
Average loans outstanding	1,729	2,085
Total loans:	0.02%	0.18%
Total net charge-offs	$400	$3,474
Total average loans outstanding	2,017,436	1,973,205

As of September 30, 2023, the Company individually evaluated $14.3 million in loans, inclusive of $9.6 million of nonperforming loans. Of these individually evaluated loans, $4.8 million had a specific allowance of $1.9 million as of September 30, 2023. As of December 31, 2022, the Company individually evaluated $15.0 million in loans, inclusive of $14.3 million of nonperforming loans and $759,000 of performing (accruing) modified loans to borrowers experiencing financial difficulty. Of these individually evaluated loans, $1.4 million had a specific allowance of $1.2 million as of December 31, 2022.

Management considers the allowance for credit losses for loans at September 30, 2023 to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio.

While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for credit losses for loans or that any increased allowance for credit losses for loans that may be required will not adversely impact our financial condition and results of operations. A further decline in national and local economic conditions as a result of unemployment levels, labor shortages and the effects of inflation, a potential recession, or slowed economic growth caused by increasing political instability from acts of war, as well as supply chain disruptions, among other factors, could result in a material increase in the allowance for credit losses for loans and may adversely affect the Company’s financial condition and results of operations. In addition, the determination of the amount of our allowance for credit losses for loans is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for credit losses based upon their judgment of information available to them at the time of their examination.

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

Total deposits increased $74.0 million, or 3.5%, to $2.2 billion at September 30, 2023 from December 31, 2022. At September 30, 2023, noninterest bearing demand deposits totaled $667.3 million, or 30.9% of total deposits, compared to $773.3 million, or 37.1% of total deposits, at December 31, 2022. At September 30, 2023, uninsured deposits totaled $991.6 million, compared to $1.1 billion at December 31, 2022. The uninsured amounts are estimates based on the methodologies and assumptions used for United Business Bank’s regulatory reporting requirements. We consider our deposit base to be seasoned, stable and well-diversified, and we do not have any significant industry concentrations among our non-insured deposits. We also offer an insured cash sweep product (ICS) that allows customers to insure deposits above FDIC insurance limits. At September 30, 2023, our average deposit account size (excluding public funds), calculated by dividing period-end deposits by the population of accounts with balances, was approximately $59,000. See Note 18 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for information regarding our top ten depositors.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered at the dates indicated.

	September 30,	December 31,
	2023	2022	% Change

	(Dollars in thousands)
Noninterest bearing demand deposits	$667,336	$773,274	(13.7)%
NOW accounts and savings	394,898	441,064	(10.5)
Money market	665,866	577,792	15.2
Time deposits	431,344	293,349	47.0
Total	$2,159,444	$2,085,479	3.5%

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

At September 30, 2023 and December 31, 2022, we had the ability to borrow up to $597.6 million and $473.6 million, respectively, from the FHLB of San Francisco. At both September 30, 2023 and December 31, 2022, there were no FHLB advances outstanding.

We may also utilize Fed Funds purchased from correspondent banks as a source of short-term funding. At both September 30, 2023 and December 31, 2022, we had a total of $65.0 million in federal funds line available from third-party financial institutions and no balances outstanding at these dates.

At both September 30, 2023 and December 31, 2022, the Company had outstanding junior subordinated deferrable interest debentures, net of fair value adjustments, assumed in connection with its previous acquisitions totaling $8.5 million.

At September 30, 2023, the Company had outstanding subordinated debt, net of costs to issue, totaling $63.8 million compared to $63.7 million at December 31, 2022.

We are required to provide collateral for certain local agency deposits. At September 30, 2023 and December 31, 2022, the FHLB of San Francisco had issued a letters of credit on behalf of the Bank totaling $42.6 million and $40.6 million, respectively, as collateral for local agency deposits.

Shareholders’ equity. Shareholders’ equity decreased $9.9, to $307.3 million at September 30, 2023 from $317.1 million at December 31, 2022. The decrease in shareholders’ equity primarily was due to the repurchase of $21.7 million of Company common stock, cash dividends paid or accrued payable totaling $3.6 million, and a $5.7 million increase in accumulated other comprehensive loss, net of taxes, partially offset by $21.0 million of net income earned during the first nine months of 2023. In addition, shareholder’s equity was negatively impacted by the adoption of CECL in the first quarter of 2023, which as of January 1, 2023, resulted in an after-tax decrease to opening retained earnings of $491,000. During the three months ended September 30, 2023, the Company repurchased a total of 239,649 shares of its common stock at a total cost of $4.5 million, or $18.86 per share. During the nine months ended September 30, 2023, the Company repurchased a total of 1,206,481 shares of its common stock at a total cost of $21.7 million, or $17.96 per share. For additional information see Part II, Item 2, “Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.”

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2023 and 2022

Earnings summary.  Net income was $6.6 million for the three months ended September 30, 2023, compared to $7.0 million for the three months ended September 30, 2022, a decrease of $340,000 or 4.9%. The decrease was the result of a $728,000 decrease in noninterest income and a $423,000 increase in noninterest expense, partially offset by a $520,000 decrease in provision for credit losses, a $84,000 increase in net interest income and a $207,000 decrease in provision for income taxes. Diluted earnings per share were $0.56 for the three months ended September 30, 2023, compared to $0.52 for the three months ended September 30, 2022.

Net income was $21.0 million for the nine months ended September 30, 2023, compared to $16.1 million for the nine months ended September 30, 2022, an increase of $4.9 million or 30.6%. The increase was primarily the result of a $4.1 million increase in net interest income, a $4.1 million decrease in provision for credit losses, reflecting a $311,000 reversal of the allowance for credit losses for the nine months ended September 30, 2023, compared to a $3.8 million provision for credit losses for the same period in 2022, partially offset by a $891,000 decrease in noninterest income and a $2.4 million increase in provision for income taxes.

Our efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income before provision for credit losses and noninterest income, was 62.42% and 63.07% for the three and nine months ended September 30, 2023, compared to 59.38% and 65.78% for the three and nine months ended September 30, 2022, respectively. The higher efficiency ratio during the three months ended September 30, 2023 compared to the same period in 2022 was due to lower noninterest income and higher noninterest expenses. The improvement in the efficiency ratio during the nine months ended September 30, 2023 compared to the same period in 2022 was due to higher revenues, while total noninterest expenses remained relatively unchanged.

Interest income.  Interest income for the three months ended September 30, 2023 was $32.8 million, compared to $27.1 million for the three months ended September 30, 2022, an increase of $5.7 million or 21.0%. The increase in interest income between periods reflects increases in interest income in all interest-earning asset categories, with the largest increases from loans, and fed funds sold and interest bearing balances in banks. Increased yields earned on interest-earning assets, along with an increase in the average balance of fed funds sold and interest bearing balances in banks, were the primary drivers for the increase in interest income.

Interest income on loans, including fees, increased $3.2 million, or 13.4%, to $27.2 million for the three months ended September 30, 2023, compared to $24.0 million for the three months ended September 30, 2022, due to a 69 basis point increase in the average loan yield, partially offset by a $24.2 million decrease in the average balance of loans. The average yield on loans, including the accretion of the net discount and deferred PPP loan fees recognized for the three months ended September 30, 2023, was 5.42%, compared to 4.73% for the three months ended September 30, 2022. Interest income on loans for three months ended September 30, 2023 and 2022 included $372,000 and $63,000, respectively, in accretion of the net discount on acquired loans and revenue from PCD loans in excess of discounts. The remaining net discount on acquired loans was $419,000 and $480,000 at September 30, 2023 and September 30, 2022, respectively. Interest income on loans for three months ended September 30, 2023, included minimal fees earned related to PPP loans, compared to $161,000 in fees earned related to PPP loans during the three months ended September 30, 2022. As of September 30, 2023, there was a minimal amount of unrecognized PPP deferred fees and costs. Interest income on loans for the three months ended September 30, 2023 and 2022, included $142,000 and $195,000, respectively, in fees related to prepayment penalties.

Interest income on investment securities increased $149,000, or 9.6%, to $1.7 million for the three months ended September 30, 2023, compared to $1.6 million for the three months ended September 30, 2022, due to a 74 basis point increase in the average yield earned on investment securities, partially offset by a $20.1 million decrease in the average balance of investment securities. The average yield on investment securities was 4.01% for the three months ended September 30, 2023 compared to 3.27% for the three months ended September 30, 2022.

Interest income on federal funds sold and interest-bearing balances in banks increased $2.2 million, or 173.8%, to $3.5 million for the three months ended September 30, 2023, compared to $1.3 million for the three months ended September 30, 2022. The increase was due to a 320 basis point increase in the average yield earned on federal funds sold and, to a lesser extent, a $25.0 million increase in the average balance of federal funds sold and interest-bearing balances in banks. The average yield on federal funds sold and interest-bearing balances in banks was 5.38% for the three months ended September 30, 2023 compared to 2.18% for the three months ended September 30, 2022. In addition, during the third quarter of 2023, we received $376,000 in cash dividends on our FRB and FHLB stock, up 31.9% from $285,000 in the third quarter of 2022.

Interest income for the nine months ended September 30, 2023 was $94.1 million, compared to $77.6 million for the nine months ended September 30, 2022, an increase of $10.2 million or 14.6%. The increase in interest income between periods reflects increases in interest income in all interest-earning asset categories, with the largest increases from loans, and federal funds sold and interest bearing balances in banks. Increased yields earned on interest-earning assets, along with an increase in the average balance of loans, were the primary drivers for the increase in interest income.

Interest income on loans, including fees, increased $10.2 million, or 14.6%, to $80.2 million for the nine months ended September 30, 2023, compared to $69.9 million for the nine months ended September 30, 2022. The increase was primarily due to a 57 basis point increase in the average loan yield and, to a lesser extent, a $46.2 million increase in the average balance of loans. The average yield on loans, including the accretion of the net discount and deferred PPP loan fees recognized for the nine months ended September 30, 2023, was 5.31%, compared to 4.74% for the same period in 2022. Interest income on loans for nine months ended September 30, 2023 and 2022 included $474,000 and $1.5 million, respectively, in accretion of the net discount on acquired loans and revenue from PCD loans in excess of discounts. Interest income on loans for nine months ended September 30, 2023 and 2022 included $92,000 and $1.7 million in fees earned related to PPP loans, respectively. Interest income on loans for the nine months ended September 30, 2023 and 2022, included $458,000 and $916,000, respectively, in fees related to prepayment penalties.

Interest income on investment securities increased $554,000, or 12.4%, to $5.0 million for the nine months ended September 30, 2023, compared to $4.5 million for the nine months ended September 30, 2022, due to a 76 basis point increase in the average yield earned on investment securities, partially offset by a $17.0 million decrease in the average balance of investment securities. The average yield on investment securities available-for-sale was 3.97% for the nine months ended September 30, 2023 compared to 3.21% for the nine months ended September 30, 2022.

Interest income on federal funds sold and interest-bearing balances in banks increased $5.6 million, or 243.5%, to $7.9 million for the nine months ended September 30, 2023, compared to $2.3 million for the nine months ended September 30, 2022, due to a 418 basis point increase in the average yield earned on federal funds sold and interest-bearing balances in banks, partially offset by a $129.8 million decrease in the average balance of federal funds sold and interest-bearing balances in banks. The average yield on federal funds sold and interest-bearing balances in banks was 5.09% for the nine months ended September 30, 2023 compared to 0.91% for the nine months ended September 30, 2022.

Interest expense.  Interest expense increased $5.6 million, or 232.5%, to $8.0 million for the three months ended September 30, 2023, compared to $2.4 million for the three months ended September 30, 2022, reflecting higher funding costs primarily related to increased market rates of interest payable on our deposits. The average rate paid on interest-bearing liabilities for three months ended September 30, 2023 was 2.04% compared to 0.66% for three months ended September 30, 2022.  Total average interest-bearing liabilities increased $116.0 million, or 8.05%, to $1.6 billion for the three months ended September 30, 2023, compared to $1.4 billion for the three months ended September 30, 2022.

Interest expense on deposits increased $5.5 million, or 398.1%, to $6.9 million for the three months ended September 30, 2023 compared to $1.4 million for the three months ended September 30, 2022. The increase primarily was due to an increase in the average cost of deposits, specifically, money market accounts and time deposits. The average rate paid on interest bearing deposits increased by 145 basis points to 1.85% for the three months ended September 30, 2023, compared to 0.40% for the three months ended September 30, 2022. The overall average cost of deposits for the three months ended September 30, 2023 and 2022 was 1.27% and 0.25%, respectively. The average balance of interest-bearing deposits totaled $1.5 billion for the three months ended September 30, 2023, compared to $1.4 billion for the three months ended September 30, 2022. The increase primarily was due to an increase in the average balance of time deposits, partially offset by slight decreases in the average balances of savings, NOW and money market accounts. The average balance of noninterest bearing deposits decreased $127.1 million, or 15.8%, to $674.8 million for the three months ended September 30, 2023 compared to $801.9 million for the same period in 2022.

Interest expense on borrowings increased $88,000, or 8.44%, to $1.1 million for the three months ended September 30, 2023, compared to $1.0 million for the three months ended September 30, 2022, due to a 401 basis point increase in the average rate paid on junior subordinated debentures. The average cost of total borrowings increased to 6.09% for the three months ended September 30, 2023, compared to 5.64% for the three months ended September 30, 2022. The average balance of borrowings increased $341,000 to $72.4 million during the three months ended September 30, 2023, compared to $72.1 million during the three months ended September 30, 2022.

Interest expense increased $12.5 million, or 170.6%, to $19.8 million for the nine months ended September 30, 2023 compared to $7.3 million for the nine months ended September 30, 2022, reflecting higher funding costs related to increased rates of interest payable on our deposits and junior subordinated debentures. The average rate paid on interest bearing liabilities for nine months ended September 30, 2023 was 1.75% compared to 0.64% for nine months ended September 30, 2022. Total average interest-bearing liabilities decreased $14.6 million, or 0.96%, to $1.5 billion for the nine months ended September 30, 2023, compared to $1.5 billion for the nine months ended September 30, 2022.

Interest expense on deposits increased $12.2 million, or 282.6%, to $16.5 million for the nine months ended September 30, 2023 compared to $4.3 million for the nine months ended September 30, 2022. The increase primarily was due to an increase in the average cost of deposits, specifically money market accounts and time deposits. The average rate paid on interest bearing deposits increased by 113 basis points to 1.53% for the nine months ended September 30, 2023, compared to 0.40% for the nine months ended September 30, 2022. The overall average cost of deposits for the nine months ended September 30, 2023 and 2022 was 1.03% and 0.26%, respectively. The average balance of interest-bearing deposits totaled $1.4 billion for the nine months ended September 30, 2023, relatively unchanged compared to the same period in 2022, with decreases in the average balances of savings, NOW and money market accounts being offset by an increase in the average balance of time deposits. The average balance of noninterest bearing deposits decreased $85.4 million, or 10.9%, to $697.9 million for the nine months ended September 30, 2023 compared to $783.3 million for the same period in 2022.

Interest expense on borrowings increased $303,000, or 95.3%, to $3.3 million for the nine months ended September 30, 2023, compared to $3.0 million for the nine months ended September 30, 2022, due to a 472 basis point increase in the average rate paid on junior subordinated debentures. The average cost of total borrowings increased to 6.10% for the nine months ended September 30, 2023, compared to 5.58% for the nine months ended September 30, 2022. The average balance of borrowings increased $518,000 to $72.6 million during the nine months ended September 30, 2023, compared to $72.0 million during the nine months ended September 30, 2022.

Net interest income and net interest margin. Net interest income increased $84,000, or 0.3%, to $24.8 million for the three months ended September 30, 2023, compared to $24.7 million for the three months ended September 30, 2022. The increase in net interest income primarily was due to increases in interest income on loans, federal funds sold and interest-bearing balances in banks and, to a lesser extent, investment securities, including dividends on Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stock, partially offset by higher funding costs related to our deposits and junior subordinated debentures due to higher market rates.

The average yield (annualized) on interest earning assets for the three months ended September 30, 2023 increased to 5.34%, a 96 basis point increase from 4.38% for the three months ended September 30, 2022, while the average cost of interest bearing liabilities was 2.04% and 0.66% for the three months ended September 30, 2023 and 2022, respectively. The average yield (annualized) on interest earning assets for the nine months ended September 30, 2023 increased 109 basis points to 5.21%, from 4.12% for the nine months ended September 30, 2022, while the average cost of interest bearing liabilities for the nine months ended September 30, 2023 increased to 1.75%, or 111 basis points, from 0.64% for the nine months ended September 30, 2022. The increases in average yields on interest-earning assets and average rates paid on interest-bearing liabilities during the three and nine months ended September 30, 2023, compare to the same periods in 2022, were due to increases in the target range for federal funds since March 2022, including a 100 basis point increase during the first nine months of 2023, to a range of 5.25% to 5.50%.

The annualized net interest margin for the three and nine months ended September 30, 2023 was 4.03% and 4.12%, compared to 3.99% and 3.73% for the three and nine months ended September 30, 2022, respectively. The increase in net interest margin reflects the increased net interest income resulting from an improved mix of interest-earning assets, including increased balances of higher yielding loans and investment securities available for sale, and a lower average balance of interest earning assets. The average yield on PPP loans for the three and nine months ended September 30, 2023 was 1.00% and 3.11%, including the recognition of deferred fees, resulting in a negative impact of eight basis points and five basis points to the net interest margin during the three and nine months ended September 30 2023, respectively, compared to an average yield of 2.28% and 3.93%, including the recognition of deferred fees, resulting in a positive impact of three basis points and 10 basis points during three and nine months ended September 30, 2022, respectively. The impact of PPP loans on net interest margin will change during any period based on the volume of prepayments or amounts forgiven by the SBA as certain criteria are met but will cease completely after the maturity of the loans. Accretion of acquisition accounting discounts on loans and the recognition of revenue from acquired loans in excess of discounts increased net interest margin eight basis points during the three months ended September 30, 2023 and increased net interest margin by four basis points during the nine months ended September 30, 2023 compared to one and eight basis points during the three and nine months ended September 30, 2022, respectively.

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

	Three months ended September 30,
	2023			2022
			Annualized			Annualized
	Average		Average	Average		Average
	Balance(1)	Interest	Yield/Cost	Balance(1)	Interest	Yield/Cost

	(Dollars in thousands)
Interest earning assets
Fed Funds sold and interest bearing balances in banks	$259,595	$3,521	5.38%	$234,627	$1,287	2.18%
Investments securities	168,636	1,704	4.01%	188,739	1,555	3.27%
FHLB Stock	11,446	232	8.05%	10,679	160	5.93%
FRB Stock	9,625	144	5.94%	9,592	125	5.19%
Total loans	1,991,553	27,229	5.42%	2,015,790	24,010	4.73%
Total interest earning assets	2,440,855	32,830	5.34%	2,459,427	27,137	4.38%
Noninterest earning assets	141,999			135,399
Total average assets	$2,582,854			$2,594,826
Interest bearing liabilities
Savings	$108,157	36	0.13%	$126,923	44	0.14%
NOW accounts	295,383	68	0.09%	335,037	80	0.10%
Money market	622,992	2,818	1.79%	645,340	750	0.46%
Time deposits	458,643	3,986	3.45%	262,234	513	0.78%
Total interest bearing deposit accounts	1,485,175	6,908	1.85%	1,369,534	1,387	0.40%
Subordinated debt, net	63,812	896	5.56%	63,644	896	5.58%
Junior subordinated debentures, net	8,533	217	10.09%	8,452	129	6.08%
Other borrowings	91	—	—	—	—	—
Total interest bearing liabilities	1,557,611	8,021	2.04%	1,441,630	2,412	0.66%
Noninterest bearing deposits	674,776			801,871
Other noninterest bearing liabilities	40,319			28,941
Noninterest bearing liabilities	715,095			830,812
Total average liabilities	2,272,706			2,272,442
Average equity	310,147			322,384
Total average liabilities and equity	$2,582,853			$2,594,826
Net interest income		$24,809			$24,725

Interest rate spread (2)			3.30%			3.72%
Net interest margin (3)			4.03%			3.99%
Ratio of average interest earning assets to average interest bearing liabilities			156.70%			170.60%

(1)	Average balances are computed using average daily balances.
(2)	Interest rate spread is calculated as the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(3)	Net interest margin is calculated as net interest income divided by total average interest earning assets.

	Nine months ended September 30,
	2023			2022

	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Cost	Balance(1)	Interest	Yield/Cost

	(Dollars in thousands)
Interest earning assets
Fed Funds sold and interest-bearing balances in banks	$207,788	$7,910	5.09%	$337,565	$2,303	0.91%
Investments securities	169,804	5,037	3.97%	186,799	4,483	3.21%
FHLB Stock	11,060	616	7.45%	10,418	467	5.99%
FRB Stock	9,613	432	6.01%	8,998	387	5.75%
Total loans	2,017,017	80,151	5.31%	1,970,850	69,921	4.74%
Total interest earning assets	2,415,282	94,146	5.21%	2,514,630	77,561	4.12%
Noninterest earning assets	143,883			140,575
Total average assets	$2,559,165			$2,655,205
Interest bearing liabilities
Savings	$113,336	113	0.13%	$125,829	130	0.14%
NOW accounts	303,266	210	0.09%	346,230	246	0.09%
Money market	614,471	6,934	1.51%	694,599	2,321	0.45%
Time deposits	406,933	9,232	3.03%	286,500	1,613	0.75%
Total interest bearing deposit accounts	1,438,006	16,489	1.53%	1,453,158	4,310	0.40%
Subordinated debt, net	63,770	2,687	5.63%	63,601	2,687	5.65%
Junior subordinated debentures, net	8,512	623	9.78%	8,431	319	5.06%
Other borrowings	269	—	—%	—	—	—%
Total interest bearing liabilities	1,510,557	19,799	1.75%	1,525,190	7,316	0.64%
Noninterest bearing deposits	697,858			783,293
Other noninterest bearing liabilities	36,840			29,158
Noninterest bearing liabilities	734,698			812,451
Total average liabilities	2,245,255			2,337,641
Average equity	313,912			317,564
Total average liabilities and equity	$2,559,167			$2,655,205
Net interest income		$74,347			$70,245

Interest rate spread (2)			3.46%			3.48%
Net interest margin (3)			4.12%			3.73%
Ratio of average interest earning assets to average interest bearing liabilities			159.89%			164.87%

(1)	Average balances are computed using average daily balances.
(2)	Interest rate spread is calculated as the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(3)	Net interest margin is calculated as net interest income divided by total average interest earning assets.

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

	Three months ended September 30,			Nine months ended September 30,
	2023 compared to 2022			2023 compared to 2022
	Increase/(Decrease)			Increase/(Decrease)
	Attributable to			Attributable to
	Rate	Volume	Total	Rate	Volume	Total

	(Dollars in thousands)			(Dollars in thousands)
Interest earning assets
Fed funds sold and interest bearing balances in banks	$2,097	$137	$2,234	$6,492	$(885)	$5,607
Investments securities	315	(166)	149	962	(408)	554
FHLB stock and FRB stock	80	11	91	139	55	194
Total loans	3,508	(289)	3,219	8,592	1,638	10,230
Total interest income	6,000	(307)	5,693	16,185	400	16,585

Interest bearing liabilities
Savings	(1)	(7)	(8)	(4)	(13)	(17)
NOW accounts	(3)	(9)	(12)	(5)	(31)	(36)
Money market accounts	2,094	(26)	2,068	4,881	(268)	4,613
Time deposits	3,089	384	3,473	6,941	678	7,619
Total deposit accounts	5,179	342	5,521	11,813	366	12,179
Subordinated debt, net	—	—	—	—	—	—
Junior subordinated debentures, net	87	1	88	301	3	304
Other borrowings	—	—	—	—	—	—
Total interest expense	5,266	343	5,609	12,114	369	12,483
Net interest income	$734	$(650)	$84	$4,071	$31	$4,102

Provision for credit losses. We recorded a $674,000 provision for credit losses and a $311,000 reversal of the allowance for credit losses for the three and nine months ended September 30, 2023, compared to a $1.2 million and a $3.8 million provision for loan losses for the three and nine months ended September 30, 2022, respectively. The provision for credit losses for loans in the third quarter of 2023 was primarily due to $1.2 million increase in reserves for individually evaluated loans, which included the loan to the Trust discussed above which was placed on nonaccrual during the quarter, and an increase in qualitative reserves, partially offset by improvements in forecasted economic conditions, specifically, national gross domestic product and national unemployment, indicators utilized to estimate credit losses and, to a lesser extent, a decrease in outstanding loan balances and $24,000 in net charge-offs during the third quarter of 2023. The reversal of the allowance for credit losses primarily resulted from $399,000 in net charge-offs for the nine months ended September 30, 2023, coupled with improvements in forecasted economic conditions, specifically, national gross domestic product and national unemployment, indicators utilized to estimate credit losses and, to a lesser extent, a decrease in outstanding loan balances, partially offset by an overall increase in reserves for individually evaluated loans, and increase in qualitative reserves.

Noninterest income.  Noninterest income decreased $728,000, or 30.6%, to $1.7 million for the three months ended September 30, 2023 compared to $2.4 million for the three months ended September 30, 2022. The decrease was primarily due to a $1.3 million decrease in gain on sale of loans due to a decrease in the volume of and premiums observed on SBA loans (guaranteed portion) sold and a $57,000 decrease in loan servicing fees and other fees, partially offset by a $288,000 increase in income from our investment in a Small Business Investment Company (“SBIC”) fund, a $156,000 increase in service charges and other fees, a $88,000 decrease in loss on equity securities and a $47,000 increase in other income and fees.

Noninterest income decreased $891,000, or 17.2%, to $4.3 million for the nine months ended September 30, 2023 compared to $5.2 million for the nine months ended September 30, 2022. The decrease was primarily due to a $1.7 million bargain purchase gain in 2022 with no similar activity in 2023, a $2.2 million decrease in gain on sale of loans due to a decrease in the volume of premiums observed on SBA loans (guaranteed portion) sold and a $236,000 decrease in loan servicing fees and other fees, partially offset by a $1.9 million improvement in fair value adjustments on equity securities, a $784,000 increase in income on investment in a Small Business Investment Company (“SBIC”) fund and a $575,000 increase in service charges and other fees.

The following table presents the key components of noninterest income for the periods indicated:

	Three months ended September 30,
	2023	2022 (As Restated)	$ Change	% Change

	(Dollars in thousands)
Gain on sale of loans	$28	$1,278	$(1,250)	(97.8)%
Loss on equity securities	(274)	(362)	88	(24.3)%
Service charges and other fees	973	817	156	19.1%
Loan servicing and other loan fees	431	488	(57)	(11.7)%
Income on investment in SBIC fund	225	(63)	288	457.1%
Other income and fees	271	224	47	21.0%
Total noninterest income	$1,654	$2,382	$(728)	(30.6)%

	Nine months ended September 30,
	2023	2022 (As Restated)	$ Change	% Change

	(Dollars in thousands)
Gain on sale of loans	$508	$2,714	$(2,206)	(81.3)%
Loss on equity securities	(2,087)	(3,971)	1,884	(47.4)%
Service charges and other fees	2,740	2,165	575	26.6%
Loan servicing and other loan fees	1,434	1,670	(236)	(14.1)%
Income on investment in SBIC fund	939	155	784	505.8%
Bargain purchase gain	—	1,665	(1,665)	N/M %
Other income and fees	769	796	(27)	(3.4)%
Total noninterest income	$4,303	$5,194	$(891)	(17.2)%

N/M - Not meaningful

Noninterest expense. Noninterest expense increased $423,000, or 2.6%, to $16.5 million for the three months ended September 30, 2023 compared to $16.1 million for the three months ended September 30, 2022. The increase primarily was due to a $212,000 increase in data processing expense due to annual price increases that became effective in the third quarter of 2023 and increased data project expense, a $120,000 increase in salaries and employee benefits expense due to wage increases and an increase in full-time equivalent employees, and a $90,000 increase in occupancy and equipment expense due to higher depreciation and property maintenance expense.

Noninterest expense was $49.6 million for both the nine months ended September 30, 2023 and the nine months ended September 30, 2022. The changes in noninterest expense included a $1.4 million decrease in other noninterest expenses due primarily to $3.1 million in total PEB acquisition-related expenses in 2022 with no similar expenses in 2023, a $647,000 decrease in data processing expense due to $1.1 million in PEB acquisition-related expenses incurred in 2022 with none in 2023 and vendor data processing invoice credits in 2023, partially offset by increased data processing volume and prices, and data processing project expense in 2023 and a $254,000 decrease in occupancy and equipment expense due to $375,000 of PEB acquisition-related expenses incurred in 2022 partially offset by increased depreciation and property maintenance expense, offset by a $2.3 million increase in salaries and employee benefits expense due to wage increase and an increase in full-time equivalent employees.

The following table details the components of noninterest expense for the periods indicated:

	Three months ended September 30,
	2023	2022	$ Change	% Change

	(Dollars in thousands)
Salaries and related benefits	$10,284	$10,164	$120	1.2%
Occupancy and equipment	2,133	2,043	90	4.4%
Data processing	1,774	1,562	212	13.6%
Other	2,328	2,327	1	0.0%
Total noninterest expense	$16,519	$16,096	$423	2.6%

	Nine months ended September 30,
	2023	2022	$ Change	% Change

	(Dollars in thousands)
Salaries and employee benefits	$32,065	$29,751	$2,314	7.8%
Occupancy and equipment	6,134	6,388	(254)	(4.0)%
Data processing	4,855	5,502	(647)	(11.8)%
Other	6,551	7,986	(1,435)	(18.0)%
Total noninterest expense	$49,605	$49,627	$(22)	(0.0)%

Income taxes.  The provision for income taxes decreased $207,000, or 7.3%, to $2.6 million the three months ended September 30, 2023 compared to $2.8 million for the three months ended September 30, 2022 due to lower taxable income. For the nine months ended September 30, 2022, the provision for income taxes increased $2.4 million, or 41.6%, to $8.3 million, compared to $5.9 million for the nine months ended September 30, 2022 due to higher taxable income. The Company’s effective tax rate was 28.5% and 28.4% for three and nine months ended September 30, 2023 compared to 29.0% and 28.3% for the three and nine months ended September 30, 2022. The effective tax rate was lower for the three months ended September 30, 2023, compared to the same period in 2022, due to slightly lower permanent tax differences. The effective tax rate during the nine months ended September 30, 2022, was positively impacted by the non-taxable bargain purchase gain in the first quarter of 2022.

Liquidity and Capital Resources

Planning for our normal business liquidity needs, both expected and unexpected, is done on a daily and short-term basis through the cash management function. On a longer-term basis, it is accomplished through the budget and strategic planning functions, with support from internal asset/liability management software model projections.

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run off that may occur in the normal course of business. We rely on a number of different sources in order to meet our potential liquidity demands. Our primary sources of funds are deposits, escrow and custodial deposits, principal and interest payments on loans and proceeds from sale of loans. During the three months ended September 30, 2023, the Bank sold $300,000 in loans and loan participation interests and received $58.6 million in principal loan repayments. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition.

Deposits increased $61.1 million to $2.2 billion and liquid assets, in the form of cash and cash equivalents, time deposit in banks and investment securities, increased $116.5 million to $449.5 million at September 30, 2023 from December 31, 2022. Management believes that our securities portfolio is of high quality and the securities would therefore be marketable. Securities purchased during the three and nine months ended September 30, 2023, totaled $3.9 million and $6.4 million, respectively, and securities repayments, maturities and sales in those periods were $3.4 million and $6.3 million, respectively. Certificates of deposit scheduled to mature in one year or less at September 30, 2023, totaled $349.9 million. It is management’s policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that most of our maturing certificates of deposit will remain with us.

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of September 30, 2023, the Bank had an available borrowing capacity of $597.6 million with the FHLB of San Francisco, with no borrowings outstanding at that date or at December 31, 2022. The Bank also had, as of that date, federal funds lines with available commitments totaling $65.0 million with four correspondent banks. There were no amounts outstanding under these facilities at September 30, 2023 and December 31, 2022. Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible.

Liquidity management is both a daily and long-term function of the Company’s management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer-term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and U.S. agency securities. We use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. Loan commitments and letters of credit were $79.6 million, including $1.5 million of undisbursed construction and development loan commitments, at September 30, 2023. For information regarding our commitments, see “Note 18 – Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Information” of Part I of this report.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities for the nine months ended September 30, 2023 was $22.4 million, compared to $23.8 million provided by operating activities for the nine months ended September 30, 2022. During the nine months ended September 30, 2023, net cash provided by investing activities was $52.9 million, which consisted primarily of net change in loans receivable, compared to $82.6 million of cash provided by investing activities for the nine months ended September 30, 2022. Net cash provided by financing activities for the nine months ended September 30, 2023 was $49.8 million, which was comprised primarily of net change in deposits, compared to $261.4 million used in financing activities during the nine months ended September 30, 2022. Management believes our capital sources are adequate to meet all reasonably foreseeable short-term and long-term cash requirements. There has not been a material change in our liquidity and capital resources since the information disclosed in our 2022 Annual Report other than set forth above. We are not aware of any reasonably likely material changes in the mix and relative cost of such resources.

BayCom Corp is a separate legal entity from the Bank and must provide for its own liquidity. At September 30, 2023, BayCom Corp had liquid assets of $13.9 million. In addition to its operating expenses, BayCom Corp is responsible for paying to its shareholders any dividends that have been declared, funding stock repurchases, and making payments on its junior subordinated debentures and subordinated notes. BayCom Corp can receive dividends and other capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends and make other capital distributions.

On August 18, 2023, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.10 per share on the Company’s outstanding common stock, payable on October 13, 2023 to shareholders of record as of the close of business on September 15, 2023. The Company expects to continue to pay quarterly cash dividends on its common stock, subject to the Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. Assuming continued payment of the cash dividend at this rate of $0.10 per share, our average total dividend paid each quarter would be approximately $1.2 million based on the number of our outstanding shares at September 30, 2023. The dividends we pay if any, may be limited as more fully discussed under “Business – Supervision and Regulation – BayCom Corp – Dividends” and “– Regulatory Capital Requirements” contained in “Part I. Item 1. Business” of the 2022 Annual Report.

From time to time, our Board of Directors has authorized stock repurchase programs. In general, stock repurchases allow us to proactively manage our capital position and return excess capital to shareholders. Stock repurchases also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. In August 2023, our Board of Directors announced a new stock repurchase program, to commence following completion of the existing stock repurchase program (which was completed during the quarter ended September 30, 2023), for the repurchase of up to 588,000 shares, or approximately 5.0% of the Company’s outstanding common stock, over a one year period. Purchases under the Company’s stock repurchase programs may be made through open market purchases, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The repurchase programs may be suspended, terminated, or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The Company’s stock repurchase programs do not obligate the Company to purchase any particular number of shares. As of September 30, 2023, there remained 482,311 shares available for repurchase under the Company’s existing stock repurchase program. For additional information on the Company’s stock repurchases, see “Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities” contained in Part II of this report.

Regulatory Capital

The Bank, as a state-chartered, federally insured commercial bank, and member of the Board of Governors of the Federal Reserve System, is subject to capital requirements established by the Federal Reserve. The Federal Reserve requires the Bank to maintain levels of capital adequacy that generally parallel the FDIC requirements. The capital adequacy requirements are quantitative measures established by regulation that require the Bank to maintain minimum amounts and ratios of capital. The FDIC requires the Bank to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 Leverage Capital to average assets. Consistent with our goal to operate a sound and profitable organization, our policy is for the Bank to maintain “Well Capitalized” status under the Federal Reserve regulations. Based on capital levels at September 30, 2023 and December 31, 2022, the Bank was considered Well Capitalized at both of those dates.

The table below shows the capital ratios under the Basel III capital framework as of the dates indicated:

	At September 30, 2023		At December 31, 2022
	Amount	Ratio	Amount	Ratio
			(As Restated)	(As Restated)
	(Dollars in thousands)
Leverage Ratio
BayCom Corp	$279,103	11.30%	$283,431	11.79%
Minimum requirement for “Well Capitalized”	123,478	5.00%	120,193	5.00%
Minimum regulatory requirement	98,782	4.00%	96,154	4.00%

United Business Bank	336,437	13.26%	336,667	13.64%
Minimum requirement for “Well Capitalized”	126,900	5.00%	123,402	5.00%
Minimum regulatory requirement	101,520	4.00%	98,722	4.00%

Common Equity Tier 1 Ratio
BayCom Corp	279,103	14.12%	283,431	13.68%
Minimum requirement for “Well Capitalized”	128,512	6.50%	134,648	6.50%
Minimum regulatory requirement	88,970	4.50%	93,218	4.50%

United Business Bank	336,437	17.20%	336,667	16.42%
Minimum requirement for “Well Capitalized”	127,118	6.50%	133,242	6.50%
Minimum regulatory requirement	88,005	4.50%	92,245	4.50%

Tier 1 Risk-Based Capital Ratio
BayCom Corp	288,588	14.60%	292,916	14.14%
Minimum requirement for “Well Capitalized”	158,169	8.00%	165,721	8.00%
Minimum regulatory requirement	118,627	6.00%	124,291	6.00%

United Business Bank	336,437	17.20%	336,667	16.42%
Minimum requirement for “Well Capitalized”	156,453	8.00%	163,991	8.00%
Minimum regulatory requirement	117,340	6.00%	122,993	6.00%

Total Risk-Based Capital Ratio
BayCom Corp	373,638	18.90%	377,131	18.21%
Minimum requirement for “Well Capitalized”	197,711	10.00%	207,151	10.00%
Minimum regulatory requirement	158,169	8.00%	165,721	8.00%

United Business Bank	356,487	18.23%	355,882	17.36%
Minimum requirement for “Well Capitalized”	195,567	10.00%	204,988	10.00%
Minimum regulatory requirement	156,453	8.00%	163,991	8.00%

In addition to the minimum capital ratios, the Bank must maintain a capital conservation buffer consisting of additional Common Equity Tier 1 capital greater than 2.5% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. At September 30, 2023, the Bank’s Common Equity Tier 1 capital exceeded the required capital conservation buffer.

For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company’s subsidiary bank(s) to be Well Capitalized under the prompt corrective action regulations. If the Company were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at September 30, 2023, the Company would have exceeded all regulatory capital requirements.

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

Item 4. Controls and Procedures

(a)       Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), was carried out as of September 30, 2023 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that based on their evaluation at September 30, 2023, the Company’s disclosure controls and procedures were not effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to BayCom Corp’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms. This conclusion was due to a material weakness in the Company’s internal control over financial reporting, which was described in Part II, Item 9A of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2022, and continued to exist as of September 30, 2023.

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

Remediation Plan and Status

In response to the identified material weakness, our management, with the oversight of the audit committee of our board of directors, has dedicated additional resources, including additional employee training and engagement of third-party expertise, toward improving our internal control over financial reporting. We have redesigned and enhanced control activities related to investment security classification and review at the acquisition date. With the purchase of securities towards the end of the third quarter of 2023, we began the process of testing the redesigned and enhanced controls, including independent testing by internal audit.

We believe that with sufficient operation and testing of the redesigned and enhanced controls, these measures will remediate the material weakness we have identified and strengthen our internal control over financial reporting. We are committed to improving our internal control processes and will continue to review, optimize and enhance our financial reporting controls and procedures. We may also take additional measures to address control deficiencies or modify certain of the remediation measures described above. This material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

(b)       Changes in Internal Controls

Except for the enhancements discussed above, there were no changes made to our internal control over financial reporting that occurred during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a)	Not applicable.
(b)	Not applicable.

(c)Stock Repurchases. The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended September 30, 2023:

			Total number of
	Total	Average	shares purchased	Maximum number of
	number of	price	as part of	shares that September yet be
	shares	paid	publicly announced	purchased under the
	purchased	per share	plans or programs	plans or programs
July 1, 2023 - July 31, 2023	84,140	$17.66	84,140	49,820
August 1, 2023 - August 31, 2023⁽¹⁾	37,214	19.62	37,214	600,606
September 1, 2023 - September 30, 2023	118,295	19.48	118,295	482,311
	239,649	$18.86	239,649

(1)	In August 2023, the Company’s Board of Directors approved the Company’s eighth stock repurchase program, which commenced following completion of the seventh stock repurchase program during September 2023, for the repurchase of up to 588,000 shares, or approximately 5.0% of the Company’s outstanding common stock, over a one-year period. Purchases under the Company’s stock repurchase programs may be made through open market purchases, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The repurchase programs may be suspended, terminated, or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The Company’s stock repurchase programs do not obligate the Company to purchase any specific number of shares.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	Not applicable.
(b)	Not applicable.

(c)Trading Plans. During the three months ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets; (2) Condensed Consolidated Statements of Income; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Notes to Condensed Consolidated Financial Statements.

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

BAYCOM CORP
Registrant

Date: November 13, 2023	By:	/s/ George J. Guarini
George J. Guarini
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Keary L. Colwell
Keary L. Colwell
Senior Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)