Form 10-K
period 2023-12-31
BayCom Corp
filed 2024-03-15
CIK 1730984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐
Smaller reporting company	☒	Emerging growth company	☐

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

The aggregate market value of the common stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant’s common stock as quoted on the NASDAQ Global Select Market on June 30, 2023, was $183.8 million (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of March 13, 2024, the registrant had 11,468,982 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held in June 2024 (the “Proxy Statement”) are incorporated by reference into Part III. The Proxy Statement will be filed with the U.S Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Form 10-K relates.

BAYCOM CORP

2023 ANNUAL REPORT ON FORM 10-K

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward- looking statements as a result of a wide variety or range of factors including, but not limited to:

●	potential adverse impacts to economic conditions in our local market areas, other markets where the Company has lending relationships, or other aspects of the Company’s business operations or financial markets, including, without limitation, as a result of employment levels, labor shortages and the effects of inflation, a potential recession or slowed economic growth;

●	changes in the interest rate environment, including the recent past increases in the Board of Governors of the Federal Reserve System (“Federal Reserve”) benchmark rate and duration at which such increased interest rate levels are maintained, which could adversely affect our revenues and expenses, the values of our assets and obligations, and the availability and cost of capital and liquidity;

●	the impact of continuing high inflation and the current and future monetary policies of the Federal Reserve in response thereto;

●	the effects of any federal government shutdown;

●	expected revenues, cost savings, synergies and other benefits from our recent acquisition of Pacific Enterprise Bancorp (“PEB”) might not be realized within the expected time frames or at all and costs or difficulties relating to integration matters, including but not limited to client and employee retention, might be greater than expected;
●	the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for credit losses and provision for credit losses;
●	changes in economic conditions in general and in California, Colorado, New Mexico and Washington specifically, including as a result of employment levels and labor shortages, and the effects of inflation, a potential recession or slowed economic growth caused by increasing oil prices and supply chain disruptions;
●	changes in the levels of general interest rates and the relative differences between short and long-term interest rates, loan and deposit interest rates;
●	our net interest margin and funding sources;
●	fluctuations in the demand for loans and the number of unsold homes, land and other properties;

●	fluctuations in real estate values in our market areas;
●	secondary market conditions for loans and our ability to sell loans in the secondary market;
●	results of examinations of us by regulatory authorities and the possibility that any such regulatory authority may, among other things, limit our business activities, require us to change our business mix, increase our allowance for credit losses, write-down asset values or increase our capital levels, affect our ability to borrow funds or maintain or increase deposits;
●	risks related to our acquisition strategy, including our ability to identify future suitable acquisition candidates, exposure to potential asset and credit quality risks and unknown or contingent liabilities, the need for capital to finance such transactions, our ability to obtain required regulatory approvals and possible failures in realizing the anticipated benefits from acquisitions;
●	challenges arising from attempts to expand into new geographic markets, products, or services;
●	future goodwill impairment due to changes in our business, market conditions, or other factors;
●	legislative or regulatory changes that adversely affect our business including changes in banking, securities and tax law, in regulatory policies and principles, or the interpretation of regulatory capital or other rules,
●	and other governmental initiatives affecting the financial services industry;
●	our ability to attract and retain deposits;
●	our ability to control operating costs and expenses;
●	the use of estimates in determining fair value of certain of our assets and liabilities, which estimates may prove to be incorrect and result in significant changes in valuation;
●	difficulties in reducing risk associated with the loans and securities on our balance sheet;
●	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges;
●	the effectiveness of our risk management framework;
●	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions, which could expose us to litigation or reputational harm;
●	an inability to keep pace with the rate of technological advances;
●	our ability to retain key members of our senior management team and our ability to attract, motivate and retain qualified personnel;
●	costs and effects of litigation, including settlements and judgments;
●	our ability to implement our business strategies and manage our growth;
●	liquidity issues, including our ability to borrow funds or raise additional capital, if necessary;

●	the loss of our large loan and deposit relationships;
●	increased competitive pressures among financial services companies;
●	changes in consumer spending, borrowing and savings habits;
●	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;
●	our ability to pay dividends on our common stock;
●	the quality and composition of our securities portfolio and the impact of any adverse changes in the securities markets;
●	inability of key third-party providers to perform their obligations to us;
●	changes in accounting principles, policies or guidelines and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board;
●	the effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, and other external events on our business;
●	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and
●	other risks described from time to time in our documents filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”), including this Form 10-K.

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

Overview

General.  BayCom is a bank holding company headquartered in Walnut Creek, California. BayCom’s wholly owned banking subsidiary, United Business Bank, provides a broad range of financial services to businesses and business owners as well as individuals through its network of 35 full-service branches, with 16 locations in California, one in Nevada, two in Washington, five in New Mexico and 11 in Colorado. The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this Form 10-K, including consolidated financial statements and related data, relate primarily to the Bank.

Our principal objective is to enhance shareholder value and generate consistent earnings growth by expanding our commercial banking franchise through both strategic acquisitions and organic growth. Since 2010, we have expanded our geographic footprint through ten strategic acquisitions. We believe our strategy of selectively acquiring and integrating community banks has yielded economies of scale and improved our overall franchise efficiency. Looking forward, we expect to continue pursuing strategic acquisitions, believing our targeted market areas present us with many and varied acquisition opportunities. We are also committed to organic growth, leveraging the potential within metropolitan and community markets where we currently operate. These markets offer significant opportunities to expand our commercial client base, increase interest-earning assets, and enhance market share. We believe our geographic footprint, which now includes the San Francisco Bay area, the metropolitan markets of Los Angeles, California, Seattle, Washington, and Denver, Colorado, Las Vegas, Nevada and community markets including Albuquerque, New Mexico, and Custer, Delta, and Grand counties, Colorado, provides us access to low cost, stable core deposits in community markets that we can use to fund commercial loan growth. We strive to provide an enhanced banking experience for our clients by providing them with a comprehensive suite of sophisticated banking products and services tailored to meet their needs, while delivering the high-quality, relationship-based client service of a community bank. As of December 31, 2023, we had, on a consolidated basis, assets of $2.6 billion, loans of $1.9 billion (net of allowances), deposits of $2.1 billion and shareholders’ equity of $312.9 million.

We continue to focus on growing our commercial loan portfolios through both acquisitions and organic growth. At December 31, 2023, our $1.9 billion total loan portfolio included $397.0 million, or 20.6%, of acquired loans (all of which were recorded to their estimated fair values at the time of acquisition), and the remaining $1.5 billion, or 79.4%, consisted of loans we originated.

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

Since 2010, we have implemented our vision of becoming a strategic consolidator of community banks, attracting seasoned bankers and businesspersons who share our entrepreneurial spirit. While not without risk, we believe there are certain advantages arising from mergers and acquisitions. These advantages include, among others, the diversification of our loan portfolio with seasoned loans, the expansion of our market areas and an effective method to augment our growth and risk management infrastructure through the retention of local lending personnel and credit administration personnel to manage the client relationships of the banks being acquired.

We believe we have a successful track record of selectively acquiring, integrating and consolidating community banks. Since 2010, we have completed 10 acquisitions with aggregate total assets of approximately $2.3 billion and total deposits of approximately $1.9 billion. We have sought to integrate the acquired banks into our existing operational platform to create operational efficiencies within the combined operations, all geared towards enhancing shareholder value. Continuing our vision, in August 2023, we opened a de novo branch in Las Vegas, Nevada to expand our geographic footprint and market areas and augment our deposit and loan growth.

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

Our Markets

We target our services to small and medium-sized businesses, professional firms, real estate professionals, nonprofit businesses, labor unions and related nonprofit entities and businesses and individual consumers. As of December 31, 2023, including our principal executive offices, we operate a total of 35 full-service banking branches consisting of branch offices in Northern and Southern California; Nevada, Las Vegas; Denver, Colorado, and Custer, Delta, and Grand

counties, Colorado; Seattle, Washington and Central New Mexico. We believe this diverse geographic footprint provides us with access to low cost, stable core deposits in community markets that we can use to fund commercial loan growth in our metropolitan markets.

We generally lend in markets where we have a physical presence through our branch offices. A majority of our branches are located in the San Francisco Bay Area which includes the counties of Alameda, Contra Costa, Marin, San Francisco, San Joaquin, San Mateo, Santa Clara, Solano, and Sonoma, California. We operate primarily in the San Francisco-Oakland-Hayward, and the San Jose-Sunnyvale-Santa Clara, California Metropolitan Statistical Areas (“MSA”) with additional operations in the Los Angeles-Long Beach-Anaheim, California MSA, with borrowers or properties located in San Francisco Bay Area comprising 21.9%, Northern California comprising 5.0% and Southern California comprising 26.3% of our loan portfolio as of December 31, 2023. In addition, deposits located in California comprised 61.4% of total deposits as of December 31, 2023.

With a population of approximately 4.6 million, the San Francisco-Oakland-Hayward MSA represents the third most populous area in California and the thirteenth largest in the United States. In addition to its current size, the market also demonstrates key characteristics we believe provide the opportunity for additional growth, with a median household income of $128,151 versus a national average of $74,755, and the third highest population density in the nation.

The San Jose-Sunnyvale-Santa Clara MSA also demonstrates key characteristics that provide us growth opportunities, including a population of approximately 1.9 million and a median household income of $148,900.

The Los Angeles-Long Beach-Anaheim, California MSA, with approximately 13 million residents, is the largest MSA in California, the second largest MSA in the United States, and one of the most significant business markets in the world. The economic base of the area is heavily dependent on small and medium-sized businesses, providing us with a market rich in potential customers. We believe the market’s median household income of $87,743, large concentration of small and medium-sized businesses, and its highest population density in the nation position the area as an attractive market in which to expand operations.

We serve the Seattle-Tacoma-Bellevue MSA, which includes King County (which includes the city of Seattle), through two branch offices. We serve the Albuquerque MSA, in Central New Mexico the most populous city in the state of New Mexico through five branch offices we acquired from FULB and BFC, in 2017 and 2018, respectively. We serve the Denver MSA and the Colorado communities in Custer, Delta, and Grand counties through eleven branch offices. In August 2023, we opened a branch in Las Vegas, Nevada to expand our geographic footprint and market areas and augment our deposit and loan growth.

As of December 31, 2023, borrowers or properties located outside of California in the states of Colorado, New Mexico and Washington comprised 4.5%, 2.3% and 5.4% of our loan portfolio, respectively. As of December 31, 2023, deposits located outside of California in the states of Colorado, New Mexico and Washington comprised 15.6%, 9.6% and 7.7% of total deposits, respectively.

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

We may periodically purchase whole loans and loan participation interests or participate in syndicates originating new loans, including shared national credits, primarily during periods of reduced loan demand in our primary market areas and at times to support our Community Reinvestment Act lending activities. Any such purchases or loan participations are made generally consistent with our underwriting standards; however, the loans may be located outside of our normal lending areas. During the years ended December 31, 2023 and 2022, we purchased $137.9 million and $134.5 million, respectively, of loans and loan participation interests, principally commercial and industrial loans and multifamily real estate loans.

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

At December 31, 2023, we had net loans of $1.9 billion, representing 74.7% of our total assets. For additional information concerning our loan portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Financial Condition at December 31, 2023 and 2022 — Loans”, contained in this Form 10-K.

Concentrations of Credit Risk.  The largest portion of our loan portfolio represents lending conducted with businesses and individuals in Northern California, including the San Francisco Bay Area and Southern California. Our loan portfolio consists primarily of commercial real estate loans (including multifamily) and construction loans, which totaled $1.7 billion and constituted 87.1% of total loans as of December 31, 2023. Commercial and industrial loans totaled $162.9 million and constituted 8.4% of total loans as of December 31, 2023. Our commercial real estate loans are generally secured by first liens on real property. The commercial and industrial loans are typically secured by general business assets, accounts receivable inventory and/or the corporate guaranty of the borrower and personal guaranty of its principals. The geographic concentration of our loans subjects our business to the general economic conditions within California, Colorado, Nevada, New Mexico, and Washington. The risks created by such concentrations have been considered by management in the determination of the adequacy of the allowance for credit losses.

Comprehensive risk management practices and appropriate capital levels are essential elements of a sound commercial real estate lending program. A concentration in commercial real estate adds a dimension of risk that compounds the risk inherent in individual loans. In line with Interagency bank guidance on commercial real estate concentrations, our approach underscores sound risk management practices. These practices encompass diligent oversight by both the board and management, effective portfolio management, the utilization of advanced management information systems, thorough market analysis, portfolio stress testing, and sensitivity analysis. Furthermore, we adhere to stringent credit underwriting standards and credit risk review functions.

Large Credit Relationships.  As of December 31, 2023, the aggregate amount of loans to our 10 and 25 largest borrowers (including related entities) amounted to approximately $178.4 million, or 9.3% of total loans, and $312.3 million, or 16.2% of total loans, respectively. The table below shows our five largest borrowing relationships as of December 31, 2023 in descending order. Each of the loans in these borrowing relationships is currently performing in accordance with the loan repayment terms as of December 31, 2023.

		Loan Collateral
	Number of	CRE Owner	CRE Non-Owner	One-to-Four		Total
Borrower Type	loans	Occupied	Occupied	Family	Total	Commitment

	(Dollars in thousands)
Church	1	$26,845	$—	$—	$26,845	$26,845
Real estate investor	1	—	—	25,700	25,700	27,000
Commercial real estate investor	1	—	23,271	—	23,271	23,271
Commercial real estate investor	1	—	19,000	—	19,000	19,000
Commercial real estate investor	1	—	17,211	—	17,211	18,700
Total	5	$26,845	$59,482	$25,700	$112,027	$114,816

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

The Bank’s lending and credit policies require management to regularly review the Bank’s loan portfolio so that the Bank can monitor the quality of its assets. If during the ordinary course of business, management becomes aware that a borrower may not be able to meet the contractual payment obligations under a loan, then such policies require that the loan be supervised more closely with consideration given to, among other things, placing the loan on nonaccrual status, requiring additional allowance for credit losses, and (if appropriate) charging-off all or a part of the loan. Potential problem loans are those loans that are currently accruing interest, but which we are monitoring because the financial information of the borrower causes us concern as to their ability to comply with their loan repayment terms. We attempt to identify potential problem loans early in an effort to seek aggressive resolution of these situations before the loans become a loss, record any necessary charge-offs promptly and maintain adequate allowance levels for probable loan losses inherent in the loan portfolio. Results of loan reviews by consultants as well as examination of the loan portfolio by state and federal regulators are also considered by management and the board in determining the level of the allowance for credit losses.

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

Lending Limits.  Our lending activities are subject to a variety of lending limits imposed by federal and state law. In general, we are subject to a legal lending limit on loans to a single borrower based on the Bank’s capital level. The dollar amounts of our lending limit increases or decreases as the Bank’s capital increases or decreases. We can sell participations in larger loans to other financial institutions, which allows us to manage the risk involved in these loans and to meet the lending needs of our clients’ requiring extensions of credit in excess of these limits. We have strict policies and procedures in place for the establishment of limits with respect to specific products and businesses and evaluating exceptions to the internal limits for individual relationships. Exceptions to our policies are allowed only with the prior approval of the Board of Directors and if the borrower exhibits financial strength or sufficient, measurable compensating factors exist after consideration of the loan-to-value ratio, borrower’s financial condition, net worth, credit history, earnings capacity, installment obligations, and current payment history. At December 31, 2023, our authorized legal lending limit for loans to one borrower was $52.6 million for unsecured loans (or 15% of total risk-based capital) and $87.6 million (or 25% of total risk-based capital) for specific secured loans. Currently, we maintain an in-house limit of $11.6 million for unsecured loans and $19.3 million for secured loans. At December 31, 2023, there were six loans to an aggregate of six individuals or entities or related interests that exceeded these internal limits.

Loan Types.  We provide a variety of loans to meet our clients’ needs. The real estate portion of our loan portfolio is comprised of the following: mortgage loans secured typically by commercial and multifamily properties; construction and land loans; and mortgages and revolving lines of credit secured by equity in residential properties. At December 31, 2023, we held $1.8 billion in loans secured by real estate, representing 91.5% of total loans receivable, and a total of $33.2 million in undisbursed real estate related commitments. The types of loans contained in our portfolio are, as follows:

Commercial Real Estate Loans.  Our commercial real estate loans include loans secured by office buildings, retail facilities, hotels, gas stations, convalescent facilities, industrial use buildings, restaurants, multifamily properties and agricultural real estate. At December 31, 2023, our commercial real estate loan portfolio totaled $1.7 billion, or 86.6% of total loans.

Our commercial real estate loans may be owner-occupied or non-owner occupied. As of December 31, 2023, our commercial real estate loans, excluding loans secured by multifamily properties, consisted of $508.8 million of owner-occupied commercial real estate loans, or 26.4% of the total loan portfolio, and $910.2 million of non-owner occupied commercial real estate loans, or 47.2% of the total loan portfolio.

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

The Company also offers commercial real estate loans as a SBA “preferred lender” under the SBA’s 504 loan program in conjunction with junior lien financing from a Certified Development Company ("CDC"). Preferred lender status is the highest designation awarded to lenders by the SBA, and accordingly, grants such lenders full lending authority to approve SBA loans. The SBA 504 loan program is an economic development-financing program providing long-term, low down payment loans to businesses. Typically, a SBA 504 project includes a loan secured from a private-sector lender, such as the Bank, with a senior lien, a loan secured from a CDC (funded by a 100% SBA-guaranteed debenture) with a junior lien covering up to 40% of the total cost, and a contribution of at least 10% equity from the borrower. The CDC is a non-profit corporation established to contribute to the economic development of its community by working together with the SBA and private sector lenders such as the Bank, to provide financing to small businesses. SBA debenture limits are $5.0 million for regular SBA 504 loans and $5.5 million for those SBA 504 loans that meet a public policy goal. The Company generally offers SBA 504 loans within a range of $600,000 to $5.0 million. At December 31, 2023, our commercial real estate loan portfolio included $114.5 million of loans originated under the SBA’s 504 loan program.

The Company also offers commercial real estate loans under the SBA 7(a) loan program, which is described further under “Commercial and Industrial Loans’ below. The Bank sells, from time to time, the guaranteed portion its SBA 7(a) loans in the secondary market. The Bank bases its SBA 7(a) loan sales on the level of its SBA 7(a) loan originations, the premiums available in the secondary market for the sale of such loans, and general liquidity considerations of the Bank. During 2023, the Bank originated $13.3 million in commercial real estate SBA 7(a) loans. During 2023, the Bank sold $4.6 million of the guaranteed portion of its commercial real estate SBA 7(a) loans, for which it recognized a gain of $313,000. At December 31, 2023, the Bank had $83.3 million of commercial real estate SBA 7(a) loans where the guaranteed portion totaling $62.5 million has not been sold.

Payments on loans secured by such properties are often dependent on the successful operation (in the case of owner-occupied real estate) or management (in the case of non-owner occupied real estate) of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy, to a greater extent than other types of loans. Commercial real estate loans are underwritten primarily using a cash flow analysis and secondarily as loans secured by real estate. In underwriting commercial real estate loans, we seek to minimize risks in a variety of ways, including considering the property’s age, condition, operating history, future operating projections, current and projected market rental rates, vacancy rates, location and physical condition. The underwriting analysis also may include credit verification, reviews of appraisals, environmental hazards or reports, the borrower’s liquidity and leverage, management experience of the owners or principals, economic condition, industry trends and any guarantees, including SBA loan guarantees. We generally require personal guarantees from the principal owners of the property supported by a review by our management of the principal owners’ personal financial statements. We attempt to limit our risk by analyzing the borrowers’ cash flow and collateral value on an ongoing basis and by an annual review of rent rolls and financial statements. The loan-to-value ratio as established by an independent appraisal typically will not exceed 80% at loan origination and is lower in most cases. At December 31, 2023, the average loan size in our commercial real estate portfolio was approximately $1.2 million with an estimated weighted average loan-to-value ratio of 46.9%.

Agriculture is a major industry in the Central Valley of California, one of our lending markets. We make agricultural real estate secured loans to borrowers with a strong capital base, sufficient management depth, proven ability to operate through agricultural cycles, reliable cash flows and adequate financial reporting. Generally, our agricultural real estate secured loans amortize over periods of 20 years or less and the typical loan-to-value ratio will not exceed 80% at loan origination, although actual loan-to-value ratios are typically lower. Payments on agricultural real estate secured loans depend, to a large degree, on the results of operations of the related farm entity. The repayment is also subject to other economic and weather conditions, as well as market prices for agricultural products, which can be highly volatile. Among the more common risks involved in agricultural lending, are weather conditions, disease, water availability and water distribution rights, which can be mitigated through multi-peril crop insurance. Commodity prices also present a risk, which may be managed by using set price contracts. As part of our underwriting, the borrower is required to obtain multi-peril crop insurance. Normally, in making agricultural real estate secured loans, our required beginning and projected operating margins provide for reasonable reserves to offset unexpected yield and price deficiencies. We also consider the borrower’s management succession, life insurance and business continuation plan when evaluating agricultural real estate secured loans. At December 31, 2023, our agricultural real estate secured loans, totaled $15.3 million, or 0.8% of total loans.

The following table presents a breakdown of our commercial real estate loan portfolio at the dates indicated:

	December 31, 2023		December 31, 2022
		% of Total		% of Total
	Amount	in Category	Amount	in Category
	(Dollars in thousands)		(Dollars in thousands)
Retail	$311,474	18.7%	$416,294	24.4%
Multifamily residential	246,994	14.8	240,441	14.1
Hotel/motel	210,622	12.6	236,551	13.9
Office	195,586	11.7	210,748	12.4
Gas station	155,944	9.3	147,984	8.7
Industrial	150,109	9.0	148,710	8.7
Restaurants	145,563	8.7	80,337	4.7
Automotive shops/car wash	93,197	5.6	70,401	4.1
Church	45,469	2.7	49,116	2.9
Convalescent facility	40,989	2.5	43,733	2.6
Agriculture real estate	15,262	0.9	17,240	1.0
Other	57,376	3.4	43,161	2.4
Total commercial real estate loans	$1,668,585	100.0%	$1,704,716	100.0%

We currently target individual commercial real estate loans between $1.0 million and $5.0 million. As of December 31, 2023, our largest commercial real estate loan had a net outstanding balance of $26.8 million and was secured by a church located in San Diego, California. Our second largest commercial real estate loan had a net outstanding balance of $23.3 million and was secured by retail shopping center located in Sacramento, California. Both of these loans were performing according to their respective loan repayment terms as of December 31, 2023.

Construction and Land Loans. We make loans to finance the construction of residential and non-residential properties. Construction loans include loans for owner-occupied one-to-four family homes and commercial projects (such as multifamily housing, industrial, office and retail centers). These loans generally are collateralized by first liens on real estate and typically have a term of less than one-year floating interest rates and commitment fees. Construction loans are typically made to builders/developers that have an established record of successful project completion and loan repayment. We conduct periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans, based on the percentage of completion. Underwriting guidelines for our construction loans are similar to those described above for our commercial real estate lending. Our construction loans have terms that typically range from six months to two years, depending on factors such as the type and size of the development and the financial strength of the borrower/guarantor. Construction loans are typically structured with an interest-only period during the construction phase. Construction loans are underwritten to either mature, or transition to a traditional amortizing loan at the completion of the construction phase. The loan-to-value ratio on our construction loans, as established by independent appraisal, typically will not exceed 80% at loan origination, and is lower in most cases. At December 31, 2023, we had $9.6 million in construction and land loans outstanding, representing 0.5% of total loans, with $133,000 in undisbursed commitments. The average loan size in our construction and land loan portfolio was approximately $319,000 at December 31, 2023, with an estimated weighted average loan-to-value ratio of 60.8%.

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

One-to-Four Family Residential Loans.  We do not originate owner-occupied one-to-four family residential real estate loans. Our one-to-four family real estate loans were either acquired through our mergers with other financial institutions or by purchases of whole loan pools with servicing retained. Generally, these loans were originated to meet the requirements of Fannie Mae, Freddie Mac, Federal Housing Administration, U.S. Department of Veterans Affairs and jumbo loans for sale in the secondary market to investors. Our one-to-four family loans do not allow for interest-only payments, nor negative amortization of principal, and carry allowable prepayment restrictions. At December 31, 2023, our one-to-four family loan portfolio, including home equity loans and lines of credit, totaled $86.0 million or 4.5% of total loans. As of December 31, 2023, the one-to-family loan portfolio included one loan to a real estate investor, which had a net outstanding balance of $25.7 million, and was secured by a multi-unit residential property complex located in Atwater, California. This loan was performing in accordance to their loan repayment terms as of December 31, 2023.

We originate a limited amount of home equity loans and home equity lines of credit. Home equity loans and home equity lines of credit generally have a loan-to-value ratio of up 80% at the time origination when combined with the first mortgage. The majority of these loans are secured by a first or second mortgage on residential property. Home equity lines of credit allow for a ten-year draw period, with a ten-year repayment period, and the interest rate is generally tied to the prime rate as published by the Wall Street Journal and may include a margin. Home equity loans generally have ten-year maturities based on a 30-year amortization. We retain a valid lien on the real estate, obtain a title insurance policy that insures the property is free from encumbrances and require hazard insurance. At December 31, 2023, home equity loans and lines of credit totaled $5.9 million, or 0.4% of total loans, of which $96,000 were secured by junior liens. Unfunded commitments on home equity lines of credit at December 31, 2023, totaled $6.9 million.

Commercial and Industrial Loans.  We make commercial and industrial loans, including commercial lines of credit, working capital loans, term loans, equipment financing, acquisition, expansion and development loans, SBA loans, letters of credit and other loan products, primarily in our target markets, which are underwritten based on the borrower’s ability to service the debt from operating income. We take as collateral, a lien on general business assets, including, among other things, real estate, accounts receivable, inventory and equipment, and generally obtain a personal guaranty of the borrower or principal. Our operating lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans are typically reviewed annually. The terms of our commercial and industrial loans vary by purpose and by type of underlying collateral. We typically make equipment loans for a term of five years or less at fixed or adjustable rates, with the loan fully amortized over the term. Loans to support working capital typically have terms not exceeding one year and are usually secured by accounts receivable, inventory and personal guarantees of the principals of the business. The interest rates charged on loans vary with the degree of risk and loan amount and are further subject to competitive pressures, money market rates, the availability of funds and government regulations. For loans secured by accounts receivable and inventory, principal is typically repaid as the assets securing the loan are converted into cash (monitored on a monthly or more frequent basis as determined necessary in the underwriting process), and for loans secured with other types of collateral, principal is typically due at maturity. Terms greater than five years may be appropriate in some circumstances based upon the useful life of the underlying asset being financed or if some form of credit enhancement, such as an SBA guarantee, is obtained.

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

The Bank has sold, and may in the future sell, the guaranteed portion of certain of its SBA 7(a) loans in the secondary market. The Bank bases its SBA 7(a) loan sales on the level of its SBA 7(a) loan originations, the premiums available in the secondary market for the sale of such loans, and general liquidity considerations of the Bank. During 2023, the Bank originated $7.5 million in commercial and industrial SBA 7(a) loans. During 2023, the Bank sold $2.6 million of the guaranteed portion of its commercial and industrial SBA 7(a) loans, for which it recognized a gain of $161,000. At December 31, 2023, the Bank had $14.2 million of commercial and industrial SBA 7(a) loans where the guaranteed portion totaling $10.6 million has not been sold.

Commercial and industrial loans also include loans originated under the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), which expired on May 31, 2021. The Bank, as a qualified SBA lender, was authorized to originate loans under PPP to provide near-term relief to help small businesses impacted by COVID-19 sustain operations. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower's PPP loan, including any accrued interest, is eligible to be forgiven and repaid by the SBA if the borrower meets the PPP conditions. At December 31, 2023, there were 30 PPP loans outstanding totaling $3.8 million.

We also make agricultural operating loans, including loans to finance the purchase of machinery, equipment and breeding stock; seasonal crop operating loans used to fund the borrower’s crop production operating expenses; and operating and revolving loans used to purchase livestock for resale and related livestock production expense. We typically originate agricultural operating loans based on the borrower’s ability to make repayment from the cash flow of the borrower’s agricultural business. As a result, the availability of funds for the repayment of agricultural operating loans may be substantially dependent on the success of the business itself and the general economic environment. As of December 31, 2023, we had agricultural operating loans of $3.4 million or 0.2% of total loans.

As part of the PEB merger, the Company acquired certain small business loans to borrowers qualified under the California Capital Access Program for Small Business, a state guaranteed loan program sponsored by the California Pollution Control Financing Authority (“CalCAP”). PEB ceased originating loans under this loan program in 2017. Under this loan program, the borrower, CalCAP and the participating lender contributed funds to a loss reserve account that is held in a demand deposit account at the participating lender. The borrower contributions to the loss reserve account are attributed to the participating lender. Losses on qualified loans are charged to this account after approval by CalCAP. Under the program, if a loan defaults, the participating lender has immediate coverage of 100% of the loss. The participating lender must return recoveries from the borrower, less expenses, to the loan loss reserve account. The funds in the loss reserve account are the property of CalCAP, however, in the event that the participating lender leaves the program any excess funds, after all loans have been repaid or unenrolled from the program by the participating lender and provided there are no pending claims for reimbursement, are distributed to CalCAP and the participating lender based on their respective contributions to the loss reserve account. Funds contributed by the participating lender to the loss reserve account are treated as a receivable from CalCAP and evaluated for impairment quarterly. As of December 31, 2023, we had loans enrolled in this program totaling $19.4 million or 1.0% of total loans.

In addition, as successor to PEB, the Company was approved by the CalCAP, in partnership with the California Air Resources Board, to originate loans to California truckers in the On-Road Heavy-Duty Vehicle Air Quality Loan Program. Under this loan program, CalCAP solely contributes funds to a loss reserve account that is held in a demand deposit account at the participating lender. Losses are handled in the same manner as described above. The funds are the property of CalCAP and are payable upon termination of the program. When the loss reserve account balance exceeds the total associated loan balance, the excess is to be remitted to CalCAP. As of December 31, 2023, we had loans enrolled in this program totaling $17.7 million or 0.9% of total loans.

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

Consumer Loans.  We make consumer loans as an accommodation to our clients on a case-by-case basis acknowledging their importance in meeting individual needs, even though they constitute a minor portion of our overall loan portfolio. These loans cater to personal and household purposes, and include both secured and unsecured term loans. Consumer loans are underwritten based on the individual borrower’s income, current debt level, past credit history and the value of any available collateral. The terms of consumer loans vary considerably based upon the loan type, nature of collateral and size of the loan.

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

Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans. As of December 31, 2023, consumer loans totaled $738,000 or 0.04% of total loans.

For additional information concerning our loan portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Financial Condition at December 31, 2023 and 2022 — Loans and “Note 4 – Loans” in the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Sources of Funds

Deposits.  Our lending and investing activities are primarily funded by deposits, and we offer a variety of deposit accounts with a wide range of interest rates and terms including demand, savings, money market and time deposits with the goal of attracting a wide variety of clients. We solicit these accounts from individuals, small to medium sized businesses, trade unions and their related businesses, associations, organizations and government authorities. Our transaction accounts and time certificates are tailored to the principal market area at rates competitive with those offered in the area. We employ client acquisition strategies to generate new account and deposit growth, such as client referral incentives, search engine optimization, targeted direct mail and email campaigns, in addition to conventional marketing initiatives and advertising. Our goal is to cross-sell our deposit products to our loan clients. While we do not actively solicit wholesale deposits for funding purposes and do not partner with deposit brokers, we do participate in the Certificate of Deposit Account Registry Service (“CDARS”) and the Insured Cash Sweep (“ICS”) money market product services via IntraFi Network (formerly known as Promontory Interfinancial Network) an as option for our clients to place funds. Most reciprocal deposits are treated as core, non-brokered deposits up to the lesser of $5 billion or 20% of liabilities for a well-capitalized bank, such as the Bank. We also participate in the ICS “One-Way Sell” program, pursuant to which we buy cost effective wholesale funding on customizable terms.

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

To facilitate full Federal Deposit Insurance Corporation (“FDIC”) insurance coverage for large depositors up to $50.0 million, we participate in CDARS and ICS programs, distributing excess balances across participating banks. In return, those participating financial institutions place their excess client deposits with us in a reciprocal amount. We also participate in the ICS One-Way Sell program, which allows us to buy cost effective wholesale funding on customizable terms. At December 31, 2023, we had $210.8 million and $124.2 million in reciprocal CDARS and ICS deposits, respectively. At December 31, 2022, we had $78.2 million and $13.2 million in one-way off-balance sheet CDARS and ICS deposits, respectively.

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

For additional information concerning our deposits, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Financial Condition at December 31, 2023 and 2022 — Deposits” and “Note 11 – Deposits” in the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Borrowings. While deposits serve as the primary source of funds for our lending, investment activities, and general business needs, we also use borrowings to supplement our supply of lendable funds, meet deposit withdrawal requirements, and to leverage our capital position more efficiently. The Federal Home Loan Bank of San Francisco (the “FHLB”) is our primary borrowing source, providing credit to member financial institutions like ours. As a FHLB member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of that stock and certain of its mortgage loans and securities, provided that certain credit worthiness standards have been met. Limitations on the amount of advances are based on the financial condition of the member institution, the adequacy of collateral pledged to secure the credit, and FHLB stock ownership requirements. The Bank has an approved secured borrowing facility with the FHLB for up to 25% of total assets for a term not to exceed five years, secured by a blanket lien on certain types of loans. At December 31, 2023, there were no FHLB advances outstanding, and the Bank had $576.9 million of available credit capacity with the FHLB based on pledged collateral. In addition, the Bank maintained a short-term borrowing line of credit with the Federal Reserve Bank (“FRB”) of San Francisco secured by loans originated under the SBA PPP as collateral. This line was closed during 2023, with no FRB borrowings outstanding at December 31, 2023.

The Bank also has uncommitted Federal Funds lines with four corresponding banks, with aggregate available commitments totaling $65.0 million at December 31, 2023. There are no amounts outstanding under these facilities at December 31, 2023. The Bank did not participate in the Federal Reserve Bank of San Francisco Bank Term Funding Program.

On August 6, 2020, the Company issued and sold $65.0 million aggregate principal amount of 5.25% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “Notes”) at a public offering price equal to 100% of the aggregate principal amount of the Notes. The offering of the Notes closed on August 10, 2020. The Notes initially bears a fixed interest rate of 5.25% per year. Commencing on September 15, 2025, the interest rate on the Notes resets quarterly to the three-month Secured Overnight Financing rate (“SOFR”) plus a spread of 521 basis points (5.21%), payable quarterly in arrears. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year through September 15, 2025 and quarterly thereafter on March 15, June 15, September 15 and December 15 of each year through the maturity date or early redemption date. The Company, at its option, may redeem the Notes, in whole or in part, on any interest payment date on or after September 15, 2025, without a premium. At December 31, 2023, we had outstanding subordinate debt, net of costs to issue, totaling $63.9 million.

In connection with its previous acquisitions, the Company acquired junior subordinated deferrable interest debentures issued in connection with the sale of trust preferred securities by two statutory business trusts with stated maturity terms of 30 years. At December 31, 2023, we had outstanding junior subordinated deferrable interest debentures, net of mark-to-market adjustments, totaling $8.6 million.

For additional information concerning our borrowings, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Financial Condition at December 31, 2023 and 2022 — Borrowings” and “Note 12 – Other Borrowings”, “Note 13. Junior Subordinated Deferrable Interest Debentures” and “Note 14 Subordinated Debt” in the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Investments

In addition to loans, we make other investments that conform to our investment policy as set by our Board of Directors. The primary objectives of our investment policy are to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements. Our current investment portfolio consists of obligations of U.S. government agencies or sponsored entities, including mortgage-backed securities, collateralized mortgage obligations, municipal securities, SBA securities and corporate bonds. As of December 31, 2023, our investment portfolio totaled $163.2 million, with an average yield of 3.9% and an estimated duration of approximately 6.9 years.

Our investment policy is established by the Board of Directors, subject to an annual review by both the Bank’s Board of Directors and Asset/Liability Management Committee.  This review is intended to ensure ongoing compliance to the policy and allows for approval of any needed policy changes. All securities transactions are reported to the Board of Directors monthly. The overall objectives of the investment policy are to maintain a portfolio of high-quality investments, provide liquidity when loan demand is high, support earnings when loan demand is low, and maximize earnings while effectively managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. The policy dictates the criteria for classifying securities as either available for sale or held to maturity. The policy permits investment in various types of liquid assets permissible under applicable regulations, which include U.S. Treasury obligations, U.S. Government agency obligations, some certificates of deposit of insured banks, mortgage backed and mortgage related securities, corporate notes, municipal bonds, and equity securities. Investment in non-investment grade bonds and stripped mortgage-backed securities is not permitted under the policy. This investment policy serves as a guideline to ensure prudent investment decisions that align with the Bank’s overall financial objectives and risk management principles.

For additional information concerning our investments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Financial Condition at December 31, 2023 and 2022 — Securities” contained in this Form 10-K.

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

United Business Bank

General.  As a state-chartered, federally insured commercial bank, the Bank is subject to extensive regulation and must comply with various statutory and regulatory requirements, including prescribed minimum capital standards. The Bank is regularly examined by the Federal Reserve and the DFPI and must file periodic reports concerning its activities and financial condition with these banking regulators. The Bank’s relationship with depositors and borrowers is also regulated to a great extent by both federal and state law, especially in such matters as the ownership of deposit accounts and the form and content of mortgage and other loan documents.

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

State Regulation and Supervision.  As a California-chartered commercial bank with branches in the States of California, Nevada, Colorado, New Mexico and Washington, the Bank is subject not only to the applicable provisions of California law and regulations, but is also subject to applicable Colorado, Nevada, New Mexico and Washington law and regulations. These state laws and regulations govern the Bank’s ability to take deposits and pay interest thereon, make loans on or invest in residential and other real estate, make consumer loans, invest in securities, offer various banking services to its clients and establish branch offices.

Deposit Insurance.  Through the Deposit Insurance Fund (“DIF”), the FDIC insures deposit accounts in the Bank up to $250,000 per separately insured deposit ownership right or category. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.

Under the FDIC’s rules, the assessment base for a bank is equal to its total average consolidated assets less average tangible equity capital. Currently, the FDIC’s base assessment rates are 5 to 32 basis points and are subject to certain adjustments. For institutions with less than $10 billion in assets, rates are determined based on supervisory ratings and certain financial ratios. No institution may pay a dividend if it is in default on its federal deposit insurance assessment.

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

Any significant increases in insurance assessments may have an adverse effect on the operating expenses and results of operations of the Company. The Bank paid $1.1 million and $680,000 in FDIC assessments for the year ended December 31, 2023 and 2022, respectively.

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

Capital Requirements.  Federally insured financial institutions, such as the Bank, are required to maintain a minimum level of regulatory capital. Consolidated regulatory capital requirements identical to those applicable to subsidiary banks generally apply to bank holding companies. However, the Federal Reserve Board has provided a “Small Bank Holding Company” exception to its consolidated capital requirements, and bank holding companies with less than $3.0 billion of consolidated assets are not subject to the consolidated holding company capital requirements unless otherwise directed by the Federal Reserve Board. The Federal Reserve expects holding company subsidiary banks to be Well Capitalized under the prompt corrective action regulations, discussed below.

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

In addition to the minimum CET1, Tier 1, leverage ratio and total capital ratios, the capital regulations require a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.

To be considered “well capitalized,” a depository institution must have a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10%, a CET1 capital ratio of at least 6.5% and a leverage ratio of at least 5%, and not be subject to an individualized order, directive or agreement under which its primary federal banking regulator requires it to maintain a specific capital level. As of December 31, 2023, the Bank met the requirements to be “well capitalized” and met the fully phased-in capital conservation buffer requirement.

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

As of December 31, 2023, the Bank met the requirements to be “Well Capitalized.” and the capital conservation buffer requirement. For additional information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and “Note 19 — Regulatory Matters” of the

Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Schedules” contained in this report.

Commercial Real Estate Lending Concentrations.  The federal banking agencies have issued guidance on sound risk management practices for concentrations in commercial real estate lending. The particular focus is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is not to limit a bank’s commercial real estate lending but to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance directs the federal bank regulatory agencies to focus their supervisory resources on institutions that may have significant commercial real estate loan concentration risk. A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to commercial real estate concentration risk:

●	Total reported loans for construction, land development and other land represent 100% or more of the bank’s total regulatory capital; or
●	Total commercial real estate loans (as defined in the guidance) represent 300% or more of the bank’s total regulatory capital, and the outstanding balance of the bank’s commercial real estate loan portfolio has increased by 50% or more during the prior 36 months.

The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy. As of December 31, 2023, the Bank’s aggregate recorded loan balances for construction, land development and land loans were 3.2% of total regulatory capital. In addition, at December 31, 2023, the Bank’s commercial real estate loans as calculated in accordance with regulatory guidance were 327.3% of total regulatory capital. The Bank believes that the guidelines are applicable to it, as it has a relatively high concentration in commercial real estate loans. The Bank and its Board of Directors have discussed the guidelines and believe that the Bank’s underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are sufficient to address the guidelines.

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

Federal Reserve System.  The Bank is a member of the Federal Reserve Bank of San Francisco. The Federal Reserve requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. The Federal Reserve reduced reserve requirement ratios to zero percent effective on March 26, 2020.

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

On October 24, 2023, the federal banking agencies, including the Federal Reserve issued a final rule designed to strengthen and modernize regulations implementing the CRA. The changes are designed to encourage banks to expand access to credit, investment and banking services in low- and moderate-income communities, adapt to changes in the banking industry including mobile and internet banking, provide greater clarity and consistency in the application of the CRA regulations and tailor CRA evaluations and data collection to bank size and type. The Bank cannot predict the impact the changes to the CRA will have on its operations at this time.

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

Further, cybersecurity and data privacy laws and regulations pose potential risks to and may lead to increased risk management costs for the Bank. Specifically, the California Consumer Privacy Act of 2018 (the “CCPA”), effective since January 1, 2020, grants California residents certain rights including the ability to request information disclosure, deletion of personal information, opt-out from the sale of personal information, and protection against discriminatory practices for exercising these rights. Significantly, the CCPA introduces a private right of action for data security breaches, exposing the Bank to potential statutory damages and the likelihood of class actions. While the Bank enjoys certain exemptions under the CCPA, these exemptions do not provide immunity from the private right of action concerning data security breaches. The CCPA, including any amendments thereto or regulations implemented thereunder, as well as other similar state data privacy laws and regulations, may require the implementation of [additional] regulatory compliance and risk management controls by the Bank. Noteworthy is the approval of the CCPA regulations by the California Office of Administrative Law in August 2020, with immediate effect. Furthermore, the California Privacy Rights Act (the “CPRA”), endorsed by California voters in November 2020, introduces substantial amendments to the CCPA. These include the establishment of the California Privacy Protection Agency, an augmentation of the law's coverage, and an expansion of individual rights concerning personal information, its use, collection, and disclosure by covered businesses. To comply with the CCPA, CPRA, and other state data privacy laws, the Bank may need to implement significant changes in technology infrastructure and processes. These developments may impact our operations and require ongoing vigilance to ensure compliance with evolving privacy requirements.

Non-compliance with federal, or similar state privacy and cybersecurity laws and regulations could lead to substantial regulatory imposed fines and penalties, damages from private causes of action and/or reputational harm.

In July 2023, the SEC adopted rules requiring registrants to disclose material cybersecurity incidents they experience and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy, and governance. The new rules require registrants to disclose on in a Current Report on Form 8-K any cybersecurity incident they determine to be material and to describe the material aspects of the incident's nature, scope, and timing, as well as its material impact or reasonably likely material impact on the registrant. For information regarding the Company’s cybersecurity risk management, strategy, and governance, see “Item 1C. Cybersecurity” in Part I this Form 10-K.

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

Incentive Compensation. The Dodd-Frank Act required federal bank regulators and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements that encourage inappropriate risks by providing an executive officer, employee, director or principal stockholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. These regulations apply to institutions having at least $1 billion in total assets. In addition, regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies have not finalized regulations proposed in April 2016. If adopted, the proposed regulations could place limits on the manner in which we structure our executive compensation.

The Federal Reserve reviews, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations. The Federal Reserve tailors its reviews for each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives are included in reports of examination. Deficiencies, if any, are incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

BayCom Corp

General.  The Company, as sole shareholder of the Bank, is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the under the BHCA, and the regulations of the Federal Reserve. We are required to file quarterly reports with the Federal Reserve and to provide additional information as the Federal Reserve may require. The Federal Reserve may examine us or any of our subsidiaries, and charge us for the cost of the examination. The Federal Reserve also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices. The Company is also required to file certain reports with, and otherwise comply with the rules and regulations of the SEC.

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

Competition

The financial services industry is highly competitive as we compete for loans, deposits and client relationships in our market. We compete for loans, deposits, and financial services in all our principal markets. We compete directly with other bank and nonbank institutions, including credit unions located within our markets, internet-based banks and “FinTech” companies that rely on technology to provide financial services, out of market banks and bank holding companies that advertise in or otherwise serve our markets, along with money market and mutual funds, brokerage houses, mortgage companies, insurance companies and other commercial entities that offer financial services products. Competition involves efforts to retain current clients, make new loans and obtain new deposits, increase the scope and sophistication of services offered and offer competitive interest rates paid on deposits and charged on loans.

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

Many of our competitors enjoy competitive advantages, including greater financial resources, a wider geographic presence, more accessible branch office locations, the ability to offer additional services, more favorable pricing alternatives, and lower origination and operating costs. Some of our competitors have been in business for a long time and have an established client base and name recognition. Despite these challenges, we believe that our competitive pricing, emphasis on personalized service, and active community involvement enable us to effectively compete in the communities in which we operate.

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

Employees and Human Capital

As of December 31, 2023, we had approximately 358 full-time equivalent employees, with approximately 71% identifying as female and 29% as male, and women holding 66% of the Company’s management roles: reflecting our commitment to gender diversity in leadership. The average tenure of employees was 5.5 years as of December 31, 2023, signifying a stable and experienced team. The ethnicity of our workforce was 36% White, 32% Asian, 24% Hispanic/Latino, 4% Black, 2% Two or More Races, and 2% Other. The following chart depicts the percentage of self-identified females and minorities in our workforce at December 31, 2023, by job classification as defined by the Equal Employment Opportunity Commission (“EEOC”):

			Distribution by EEOC
Job Classification	Female	Minority⁽¹⁾	Job Classification
Executive / Senior level officers	50%	44%	4%
Mid-level officers and managers	68	63	39
Professionals	49	66	16
Administrative support	85	67	41
Total	71%	64%	100%

____________________

(1) Includes employees self-disclosed as Asian, Black, Native Hawaiian or Other Pacific Islander, or Two or More Races.

At December 31, 2023, three of BayCom’s nine Board members identified as female and two directors, one male and one female, identified as underrepresented minorities (including one who identified as a member of two or more races).  Under the Nasdaq rules, an “underrepresented minority” is an individual who self-identifies in one or more of the following groups: Black or African American, Hispanic or Latinx, Asian, Native American or Alaska Native, Native Hawaiian or Pacific Islander or Two or More Races or Ethnicities.

None of our employees are represented by any collective bargaining unit or are a party to a collective bargaining agreement, and management considers its relationship with employees to be good. We believe our ability to attract and retain employees is a key to the Bank’s success. Reflecting our commitment, our compensation philosophy includes market-competitive total rewards programs. Alongside competitive base wages, these programs encompass annual bonus opportunities, a Company-matched 401(k) Plan, comprehensive healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules, and employee assistance programs.

Our dedication to employee growth and development is evident through ongoing performance discussions, internally developed training initiatives, tailored corporate training engagements, and educational reimbursement programs.

Further, recognizing that the success of our business is intricately linked to the well-being of our people, we prioritize their health, safety, and wellness. Our flexible health and welfare programs provide employees and their families with tools and resources to enhance or maintain their physical and mental well-being. We emphasize choice, enabling customization of benefits to meet individual and family needs.

Central to our talent strategy is a dual approach—developing talent internally while supplementing with external hires. This strategy fosters loyalty and commitment within our existing employee base, contributing to business growth, product innovation, and enhanced client relationships. Simultaneously, incorporating external perspectives supports a continuous improvement mindset, ensuring our workforce remains dynamic and innovative.

Information About our Executive Officers

Officers are elected annually to serve for a one-year term. There are no arrangements or understandings between the officers and any other person pursuant to which he or she was or is to be selected as an officer.

George J. Guarini:  Mr. Guarini, age 70, is currently the President and Chief Executive Officer of BayCom and United Business Bank (formerly known as Bay Commercial Bank). Prior to opening the Bank in 2004, Mr. Guarini was the Senior Vice President and Senior Lending Officer of Summit Bank, a community bank headquartered in Oakland, California. In addition to serving as the Senior Vice President and Senior Lending Officer of Summit Bank from 2000 to 2003, Mr. Guarini served as the Summit Bank’s acting president between August 2001 and August 2002. From 1994 to 1999, Mr. Guarini enjoyed a career with Imperial Capital based in Glendale, California, where he began as Senior Vice President and was charged with resolving significant loan portfolio weaknesses. In 1995, following a successful initial public offering by ITLA Capital Corporation, parent of Imperial Capital Bank, he was appointed as Bank’s Chief Lending Officer. In 1997, Mr. Guarini served as the founding Chief Executive Officer of ITLA Funding Corporation, a wholly owned subsidiary of ITLA Capital Corporation. Prior to joining Imperial Capital Bank, Mr. Guarini held the position of Senior Vice President for California Republic Bank from 1991 to 1994. Mr. Guarini earned his Bachelor of Arts degree in Economics from Rutgers University. Mr. Guarini’s qualifications to serve as a member of our Board of Directors include more than 30 years of experience in the banking industry, holding key executive and senior level management positions with national and regional financial institutions.

Janet L. King:  Ms. King, age 61, is the Senior Executive Vice President and Chief Operating Officer of BayCom. Ms. King has served as the Chief Operating Officer of United Business Bank (formerly known as Bay Commercial Bank) since its inception in 2004. Ms. King is a member of the executive management team and has over 30 years of banking experience. Prior to joining the Bank, Ms. King was employed by Circle Bank in Novato, California from 1999 – 2004 where she served as the Chief Branch Administrative Officer and was a member of the executive management team. She was responsible for all aspects of operations, including Branch Development, Human Resources, Information Technology and Compliance. Prior to this, Ms. King was the Vice President of Operations for Valencia Bank & Trust in Valencia, California from 1987 – 1998 where she was responsible for Branch Development, Centralized Operations, Information Technology and Deposit Compliance. Ms. King earned her B.S. degree in Business Administration from the University of Phoenix.

Keary L. Colwell:  Ms. Colwell, age 64, is the Senior Executive Vice President, Chief Financial Officer and Corporate Secretary of BayCom. Ms. Colwell has served as the Chief Financial Officer and Corporate Secretary of United Business Bank (formerly known as Bay Commercial Bank) since inception in 2004 and is presently also the Bank’s Chief Administrative Officer. Ms. Colwell is a member of the executive management team and is responsible for all aspects of accounting and finance functions including financial reporting, asset liability management, and budget and financial planning. She also oversees the Bank’s risk management process. She has over 29 years in banking and finance. Prior to joining the Bank, Ms. Colwell was employed by The San Francisco Company and Bank of San Francisco, where she served as the Executive Vice President and Chief Financial Officer from 1996 through the sale of the company in 2001. Ms. Colwell served as the Vice President/Senior Financial Management of First Nationwide Bank from 1988 – 1992. Prior to joining First Nationwide Bank, Ms. Colwell was the Vice President and Controller at Independence Savings and Loan Association. Colwell worked in public accounting after graduating from college. She obtained her Certified Public Accountant license in 1984. Ms. Colwell holds a B.S. degree from California State University, Chico.

Mary Therese (Terry) Curley:  Ms. Curley, age 66, joined the Bank as Executive Vice President, and Director of Labor Service Division in April 2017, in connection with our acquisition of First ULB Corp and its wholly owned subsidiary, United Business Bank, FSB. In 2022 she assumed the additional role of Chief Credit Officer of the Bank.  Ms. Curley’s extensive banking career includes servings as EVP/ Chief Credit Officer (2012 – 2017), SVP/Credit Administrator (2009 – 2012), Credit Card Administrator (2008 – 2009), SVP/Regional Sales Manager (2005 – 2009), VP/Branch Manager (2000 – 2005) and Business Development Officer (1995 – 2000) at her previous bank. In 1992, Ms. Curley received a B.A. in Political, Legal and Economic Analysis from Mills College, Oakland, in California. In 2005, she earned a graduate certificate from the Pacific Coast Banking School at University of Washington, Seattle.

Rick Pak:  Mr. Pak, age 53, has been in the banking industry for over 30 years and has served the Bank as its Executive Vice President and Chief Lending Officer since January 2019. He joined the Bank in September 2016 as Senior Vice President and SBA Manager and was promoted to Executive Vice President and Chief Lending Officer in January 2019. As a member of the executive management team, he is responsible for overall organic loan growth in Commercial Real Estate, Commercial and Industrial lending, United States Department of Agriculture (“USDA”) and various government guaranteed programs including the SBA 7(a), SBA 504, Agricultural and Northern California FDC program. He has worked in many aspects of banking including retail management, consumer mortgage, commercial middle market, and government guaranteed programs. He has also worked at financial institutions of distinct sizes, including Wells Fargo, Bank of America, Citibank, Bank of the West, credit unions, and community banks that served the SBA community including Open Bank, Wilshire State Bank and Nara Bank. Mr. Pak holds a B.A. degree from Bethany University, Scotts Valley and earned a graduate certificate from the Pacific Coast Banking School at University of Washington, Seattle.

Izabella Zhu Mitchell:  Ms. Mitchell, age 45, joined the Bank as Chief Risk Officer and a member of the executive management team in September 2013. Ms. Mitchell is responsible for enabling effective and efficient risk governance with forward looking enterprise risk management approaches as the Bank pursues growth strategies while maintaining safety and soundness. She also oversees regulatory relations, internal audit, and community development. Prior to joining the Bank, Ms. Mitchell was a Senior Financial Institutions Examiner and a founding and inaugural member of the Examiner Council at the California Department of Business Oversight. She has served as Examiner-in-Charge of various large banks, troubled financial institutions, and trust departments. Prior to that, Ms. Mitchell was a financial advisor at Morgan Stanley. Ms. Mitchell earned a Master’s degree in Public Administration in International Development from the Kennedy School at Harvard University and a Bachelor’s degree in International Economics from Peking University. Ms. Mitchell is also a Certified Fiduciary Investment Risk Specialist, and certified in Risk and Information Systems Control by ISACA.

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

We provide banking and financial services primarily to businesses and individuals in the states of California, Colorado, Nevada, New Mexico, and Washington. All our branches and most of our deposit clients are located in these five states. A return of recessionary conditions or adverse economic conditions in the markets we serve may reduce our rate of growth, affect our customers’ ability to repay loans and adversely impact our business, financial condition, and results of operations. Further, because a high concentration of our client base is in the San Francisco Bay area, the deterioration of businesses in this market, or one or more businesses with a large employee base in this market, could have a material adverse effect on our business, financial condition and results of operations. General economic conditions, including inflation, unemployment and money supply fluctuations, also may adversely affect our profitability. Weakness in the global economy and global supply chain issues have adversely affected many businesses operating in our markets that are dependent upon international trade. Changes in agreements or relationships between the United States and other countries may further affect these businesses. In addition, adverse weather conditions as well as decreases in market prices for agricultural products grown in our markets can adversely affect agricultural businesses in our markets.

A downturn in economic conditions in the market areas we serve, in particular the San Francisco Bay Area, Southern California, Denver, Colorado, Seattle, Washington, Central New Mexico and the agricultural region of the California Central Valley, whether due to inflation, recessionary trends, geopolitical conflicts, adverse weather, or other factors, could have a material adverse effect on our business, financial condition, and results of operations, including but not limited to:

●	Reduced demand for our products and services, potentially leading to a decline in our overall loans or assets.
●	Elevated levels of loan delinquencies, problematic assets, and foreclosures.
●	An increase in our allowance for credit losses on loans.
●	Depreciation in collateral values linked to our loans, thereby diminishing borrowing capacities and asset values tied to existing loans.
●	Reduced net worth and liquidity of loan guarantors, possibly impairing their ability to meet commitments to us.
●	Reduction in our low-cost or noninterest-bearing deposits.

A decline in local or regional economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse. Many of the loans in our portfolio are secured by real estate or fixtures attached to real estate. Any deterioration in the real estate markets associated with the collateral securing mortgage loans could significantly impact borrowers' repayment capabilities and the value of collateral. Real estate values are affected by various other factors, including economic conditions, regulatory changes, and natural disasters such as earthquakes, floods, fires and mudslides. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values, our financial condition and profitability could be adversely affected.

External economic factors, such as changes in monetary policy and inflation and deflation, may have an adverse effect on our business, financial condition and results of operations.

Our financial condition and results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve. Actions by monetary and fiscal authorities, including the Federal Reserve, could lead to inflation, deflation, or other economic phenomena that could adversely affect our financial performance. Inflation has risen sharply since the end of 2021 and throughout 2022 at levels not seen for over 40 years. Inflationary pressures, while easing recently, remained elevated throughout the first half of 2023. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economies of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business clients to repay their loans may deteriorate quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to the Company to increase, which could adversely affect our results of operations and financial condition. Virtually all of our assets and liabilities are monetary in nature. As a result, interest rates tend to have a more significant impact on our performance than general levels of inflation or deflation. Interest rates do not necessarily move in the same direction or by the same magnitude as the prices of goods and services.

Risks Related to Our Lending Activities

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition and could result in further losses in the future.

Nonperforming assets adversely affect our earnings in various ways. We do not record interest income on nonaccrual loans or foreclosed assets, and nonaccrual loans and foreclosed assets increase our loan administration costs. Upon foreclosure or similar proceedings, we record the repossessed asset at the estimated fair value, less costs to sell, which may result in a write-down or loss. A significant increase in the level of nonperforming assets from current levels would also increase our risk profile and may impact the capital levels our regulators believe are appropriate in light of the increased risk profile. While we attempt to reduce problem assets through collection efforts, asset sales and workouts and restructurings, decreases in the value of the underlying collateral, or in the borrower’s performance or financial condition, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets can require significant commitments of time from management, diverting their attention from other aspects of our operations.

Many of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.

At December 31, 2023, we had $1.8 billion of commercial loans, consisting of $1.7 billion of commercial real estate and construction and land loans, representing 87.1% of total loans, and $162.9 million of commercial and industrial loans, representing 8.4% of total loans, where real estate is not the primary source of collateral. The $1.7 billion of commercial real estate loans includes $249.5 million of multifamily loans and $9.6 million of commercial construction and land loans.

Commercial loans typically involve higher principal amounts than other types of loans, with some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan. Because payments on such loans are often dependent on the cash flow of the commercial venture and the successful operation or development of the property/business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Repayments of loans secured by non-owner occupied properties rely heavily on tenant rent payments, and any downturn in the real estate market or economic conditions heightens our risk. In addition, many of our commercial real estate loans are not fully amortizing and require large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or nonpayment. Meanwhile, our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  A borrower’s cash flow may prove to be unpredictable, and collateral securing these loans may fluctuate in value.  Most often, this collateral includes accounts receivable, inventory, equipment or real estate.  In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its clients.  Other collateral securing commercial business loans may depreciate over time, may be difficult to appraise, may be illiquid and may fluctuate in value based on the success of the business. An increase in specific reserves and charge offs related to our commercial and industrial loan portfolio could have a material adverse effect on our business, financial condition, results of operations and future prospects.

In recent years, commercial real estate markets have been experiencing substantial growth, and increased competitive pressures have contributed significantly to historically low capitalization rates and rising property values. Further, commercial real estate markets have been particularly impacted by the economic disruption resulting from the COVID-19 pandemic. The COVID-19 pandemic has also been a catalyst for the evolution of various remote work options which could impact the long-term performance of some types of properties within our commercial real estate portfolio. Accordingly, the federal banking regulatory agencies have expressed concerns about weaknesses in the current commercial real estate market. Failures in our risk management policies, procedures and controls could adversely affect our ability to manage this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which could have a material adverse effect on our business, financial condition and results of operations.

Construction loans are based upon estimates of costs and values associated with the complete project. These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.

Construction and land development loans totaled $9.6 million, or 0.5% of total loans as of December 31, 2023, of which $1.6 million were commercial real estate construction loans and $8.0 million were residential real estate construction loans. These loans involve additional risks because funds are advanced based on the project’s uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to accurately evaluate the total funds required to complete a project and the related loan-to-value ratio. Higher than anticipated building costs may cause actual results to vary significantly from those estimated. Further, this type of lending often involves larger loan principal amounts and might be concentrated among a limited number of builders. A downturn in the commercial real estate market could increase delinquencies, defaults, foreclosures, and significantly impair the value of our collateral, hindering our ability to sell the collateral upon foreclosure. Dealing with builders who have multiple loans with us exposes us to heightened risks where adverse developments in one credit relationship could substantially increase our risk exposure. During the term of some of our construction loans, borrowers are not required to make payments as accumulated interest is added to the principal through an interest reserve. Therefore, repayment is contingent, in part, on the project's success and the borrower's ability to sell or lease the property, rather than solely on the borrower's repayment capacity. Overstating the completed project's value, a decline in market values, or rental rate drops might leave us with insufficient security for loan repayment post-construction. Monitoring the building process involves additional costs, including on-site inspections and cost comparisons.

Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold, complicating the handling of problem construction loans. If we foreclose on a defaulted construction loan prior to or at project completion, we might not recover the entire unpaid balance, accrued interest, and foreclosure and holding costs. Further, additional funding may be needed to complete the project and we may have to hold the property for an unspecified period of time while we attempt to dispose of it.

Our construction loans include those with a sales contract or permanent loan in place for the finished homes and those for which purchasers for the finished homes may not be identified either during or following the construction period, known as speculative construction loans. Speculative construction loans pose additional risks, especially regarding finding end-purchasers for finished projects. We also offer loans on land under development or held for future construction. These loans carry additional risks due to longer development periods, vulnerability to real estate value declines, economic fluctuations delaying projects, political changes affecting land use, and the collateral's illiquid nature. During this extended financing-to-completion period, the collateral often generates no cash flow.

Our business may be adversely affected by credit risk associated with residential property.

At December 31, 2023, $86.0 million, or 4.5% of total loans, was secured by first liens on one-to-four family residential real estate. In addition, at December 31, 2023, our home equity loans and lines of credit totaled $5.9 million. A portion of our one-to-four family residential real estate loan portfolio consists of jumbo loans that do not conform to secondary market mortgage requirements, and therefore are not immediately sellable to Fannie Mae or Freddie Mac because such loans exceed the maximum balance allowable for sale. Jumbo one-to-four family residential loans may expose us to increased risk because of their larger balances and because they cannot be immediately sold to government sponsored enterprises.

In addition, one-to-four family residential loans are generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values resulting from a downturn in the housing market in our market areas may reduce the value of the real estate collateral securing these types of loans and increase our risk of loss if borrowers default on their loans. Recessionary conditions or declines in the volume of real estate sales and/or the sales prices coupled with elevated unemployment rates may result in higher than expected loan delinquencies or problem assets, and a decline in demand for our products and services. These potential negative events may cause us to incur losses and adversely affect our business, financial condition and results of operations.

Agricultural lending and volatility in government regulations may adversely affect our financial condition and results of operations.

At December 31, 2023, agricultural loans, including agricultural real estate and operating loans, were $15.3 million, or 0.8% of total loans. Agricultural lending involves a greater degree of risk and typically involves higher principal amounts than other types of loans. Repayment is dependent upon the successful operation of the business, which is greatly dependent on many things outside the control of either us or the borrowers. These factors include adverse weather conditions that prevent the planting of a crops or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies, tariffs and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired and the Bank may be unable to collect all principal and interest contractually due. Consequently, agricultural loans may involve a greater degree of risk than other types of loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment (some of which is highly specialized with a limited or no market for resale), or assets such as livestock or crops. In such cases, any repossessed collateral for a defaulted agricultural operating loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation or because the assessed value of the collateral exceeds the eventual realization value.

The success of our SBA lending program is dependent upon the continued availability of SBA loan programs, our status as a preferred lender under the SBA loan programs and our ability to comply with applicable SBA lending requirements.

As an SBA Preferred Lender, we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose other restrictions, including revocation of the lender’s Preferred Lender status. If we lose our status as a Preferred Lender, we may be unable to compete effectively with other SBA Preferred Lenders, which could have a material adverse effect on our financial results.

Any changes to the SBA program, including changes to the level of guaranty provided by the federal government on SBA loans or changes to the level of funds appropriated by the federal government to the various SBA programs, may also have an adverse effect on our business, results of operations and financial condition.

Historically, we have sold the guaranteed portion of our SBA 7(a) loans in the secondary market. These sales have resulted in gains or premiums on the sale of the loans and have created a stream of future servicing income. For the year ended December 31, 2023, we sold a total of $7.2 million in SBA loans (guaranteed portion) for a net gain of $508,000. There can be no assurance that we will be able to continue originating these loans, that a secondary market will continue to exist or that we will continue to realize premiums upon the sale of the guaranteed portion of these loans. When we sell the guaranteed portion of our SBA 7(a) loans, we incur credit risk on the retained, non-guaranteed portion of the loans.

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

To achieve our desired loan portfolio growth, we have sought and may continue seeking opportunities to originate or purchase loans outside of our market area, whether individually, through participations, or in bulk or “pools.”  Prior to purchase, we perform certain due diligence procedures and may re-underwrite these loans to our underwriting standards. Although we anticipate acquiring loans with customary limited indemnities, this approach exposes us to heightened risks, particularly when acquiring loans in unfamiliar geographic areas or of a type where our management lacks substantial prior experience. Monitoring such loans also may pose greater challenges for us. Further, when determining the purchase price for these loans, management will make certain assumptions about, among other things, whether and when borrowers will prepay their loans, real estate market conditions, and our ability to successfully manage loan collections and, if necessary, dispose of acquired real estate through foreclosure.

To the extent that our underlying assumptions prove inaccurate or undergo unexpected changes, such as an unanticipated decline in the real estate market, the purchase price paid these loans could exceed the actual value, resulting in a lower yield or a loss of some or all of the loan principal. For instance, purchasing loan "pools" at a premium and experiencing earlier-than-expected loan prepayments would yield lower interest income than initially projected. Our success in growing our loan portfolio through loan purchases depends on our ability to price the loans properly and relies on the economic conditions in the geographic areas where the underlying properties or collateral for the acquired loans are located. Inaccurate estimates or declines in economic conditions or real estate values in the markets where we purchase loans could significantly adversely affect the level of our nonperforming loans and our results of operations.

Our allowance for credit losses may prove to be insufficient to absorb losses in our loan portfolio.

As with most financial institutions, we maintain an allowance for credit losses on loans to reserve for estimated potential losses on loans from defaults, which represents management's best estimate of expected credit losses inherent in the loan portfolio. Determining the appropriate level of the allowance for credit losses on loans involves estimating future losses at the time a loan is originated or acquired, incorporating a broad range of information and potential future economic scenarios. The determination of the appropriate level of the allowance for credit losses on loans inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for credit losses on loans, we review loans and our historical loss and delinquency experience and evaluate economic conditions. Management also recognizes that significant new growth in loan portfolios, new loan products, and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform consistent with a historical or projected manner and will increase the risk that our allowance for credit losses on loans may be insufficient to absorb credit losses without significant additional provisions. If our assumptions are incorrect, our allowance for credit losses on loans may not be sufficient to cover actual losses, requiring additional provisions for credit losses on loans to replenish the allowance for credit losses on loans. Deterioration in economic conditions, new information regarding existing loans, identification of additional problem loans or relationships, and other factors, both within and outside of our control, may increase our loan charge-offs and/or otherwise require an increase in our provision for credit losses on loans. In addition, bank regulatory agencies periodically review our allowance for credit losses on loans.  Based on their assessment, they and may require increased provisions or loan charge-offs.  Any increase in the provision for credit losses on loans negatively affects net income and could materially impact our financial condition, results of operations, and capital.

Risks Related to Market and Interest Rate Changes

Our profitability is vulnerable to interest rate fluctuations.Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, and particularly the Federal Reserve. During 2023, in response to continued inflationary pressures, the Federal Open Market Committee (“FOMC”) of the Federal Reserve Board increased the target range for the federal funds rate 100 basis points to a range of 5.25% to 5.50%. A sustained and substantial change in market interest rates could significantly impact our financial condition, liquidity, and results of operations. Furthermore, fluctuations in interest rates could adversely affect the valuation of our assets and liabilities, ultimately affecting our earnings.

We principally manage interest rate risk by managing the volume and mix of our earning assets and funding liabilities. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but could also affect (i) our ability to originate and/or sell loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, which could negatively impact shareholders’ equity, and our ability to realize gains from the sale of such assets, (iii) our ability to obtain and retain deposits in competition with other available investment alternatives, (iv) the ability of our borrowers to repay adjustable or variable rate loans, and (v) the average duration of our investment securities portfolio and other interest-earning assets. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially affected.

A sustained increase in market interest rates could adversely affect our earnings. A significant portion of our loans have fixed interest rates and longer terms than our deposits and borrowings.

As is the case with many banks, we attempt to increase our proportion of deposits comprising either no or relatively low-interest-bearing accounts, which has been challenging over the last couple of years. At December 31, 2023, our deposit composition included $372.4 million in certificates of deposit maturing within one year and $1.7 billion in noninterest-bearing, NOW checking, savings, and money market accounts. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. Our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans and other investments.

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations. Also, our interest rate risk modeling techniques and assumptions likely will not fully predict or capture the impact of actual interest rate changes on our balance sheet or projected operating results. For further discussion of how changes in interest rates could impact us, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Sensitivity and Market Risk,” of this Form 10-K for a discussion of interest rate risk modeling and the inherent risks in modeling assumptions.

We may incur losses on our securities portfolio as a result of increases in interest rates.

Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by, or other adverse events affecting, the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material effect on our business, financial condition and results of operations. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security to assess the probability of receiving all contractual principal and interest payments on the security. There can be no assurance that the declines in market value will not result in other-than-temporary impairments of these assets and lead to accounting charges that could have a material adverse effect on our business, financial condition and results of operations. For the year ended December 31, 2023, we did not incur any other-than-temporary impairments on our securities portfolio.

Risks Related to our Merger and Acquisition Strategy

Our strategy of pursuing acquisitions exposes us to financial, execution, compliance and operational risks that could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

A substantial part of our historical growth has been a result of acquisitions of other financial institutions, a strategy we plan to continue by evaluating and selectively acquiring entities that align with our client base and desired markets. However, the acquisition market is fiercely competitive, and we may encounter challenges in identifying suitable candidates that meet our acquisition standards and strategy. Our ability to compete relies on our financial resources, including cash reserves, liquidity, and the market price of our common stock.  Increased competition may also drive up acquisition costs, which fluctuate with market conditions. There have been instances in the past where we were unable to  secure acquisitions at acceptable prices, and we anticipate similar challenges in the future. Furthermore, identifying attractive acquisition opportunities often involves meeting various conditions, such as obtaining regulatory approvals, a process that can be burdensome, time-consuming and unpredictable. Sustaining our historical growth rate may be difficult if we are unable to identify and acquire suitable acquisition targets. We have completed ten full bank acquisitions since 2010, which has enhanced our growth rate over the years.

Our pursuit of acquisitions may disrupt our business, and any equity that we issue as merger consideration may have the effect of diluting the value of your investment. Our acquisition activities strategy involves a number of significant risks, including:

•	Diverting management attention and resources toward identifying, evaluating, and negotiating potential acquisitions, potentially detracting from our existing business operations.
•	Reliance on estimates and judgments, which could be inaccurate, in evaluating credit, operational, management, and market risks of the target company or the assets and liabilities we aim to acquire.
•	Exposure to potential asset quality and credit risks.
•	Higher than expected deposit attrition;
•	Potential exposure to unknown or contingent liabilities from acquired banks and businesses, including regulatory and compliance issues.
•	The risk of not realizing expected revenue increases, cost savings, geographic or product expansions, or other projected acquisition benefits.
•	Costs and time required to integrate operations and personnel from the combined businesses.
•	Inconsistencies in standards, procedures, and policies that may adversely affect client and employee relationships;
•	Potential increase in operating expenses relative to operating income from the new operations.
•	Short-term adverse effects on our financial results, such as increases in general and administrative expenses initially, which potentially adversely affects our efficiency ratio.
•	Challenges related to the conversion and integration of financial and client data.

•

Borrowing funds or alternative financing methods, such as issuing common or convertible preferred stock, that may increase leverage, diminish liquidity, and result in dilution for existing shareholders.

•	Risks of impairment to goodwill, which would require a charge to earnings.

Any of the foregoing could have a material adverse effect on our business, financial condition, and results of operations.

Any expansion into new markets or new lines of business might not be successful.

As part of our strategic plan, we may consider expansion into new geographic markets. Such expansion might take the form of de novo branches or the acquisition of existing banks or branches. There are substantial risks associated with such efforts, including risks that (i) revenues from such activities might not be sufficient to offset the development, compliance, and other implementation costs, (ii) competing products and services and shifting market preferences might affect the profitability of such activities, and (iii) our internal controls might be inadequate to manage the risks associated with new activities. Furthermore, our unfamiliarity with new markets or lines of business might adversely affect the success of such actions. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also affect the ultimate implementation of a new line of business or offerings of new products, product enhancements or services. If any such expansions into new geographic or product markets are not successful, there could be an adverse effect on our financial condition and results of operations.

Risks Related to Accounting Matters

We may experience future goodwill impairment, which could reduce our earnings.

We performed our test for goodwill impairment at December 31, 2023 and the test concluded that recorded goodwill was not impaired. Our test of goodwill for potential impairment is based on a qualitative assessment by management that takes into consideration macroeconomic conditions, industry and market conditions, cost or margin factors, financial performance and share price. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. If our judgment were incorrect, or if events or circumstances change, and an impairment of goodwill was deemed to exist, we would be required to write down our goodwill, resulting in a charge against operations, which may materially adversely affect our results of operations.

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

Certain accounting policies, most notably the allowance for credit losses, are critical to presenting the Company’s financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. For more information, refer to “Critical Accounting Estimates” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

We are subject to an extensive body of accounting rules and best practices. Periodic changes to such rules may change the treatment and recognition of critical financial line items and affect our profitability.

Our business operations are significantly influenced by the extensive body of accounting regulations in the United States. Regulatory bodies periodically issue new guidance, altering accounting rules and reporting requirements, which can substantially affect the preparation and reporting of our financial statements. These changes might necessitate retrospective application, potentially leading to restatements of prior period financial statements. One such significant change from 2022 was the implementation of the CECL model, which we adopted on January 1, 2023.  Under the CECL model, financial assets carried at amortized cost, such as loans and held-to-maturity debt securities, are presented at the net amount expected to be collected. This forward-looking approach in estimating expected credit losses contrasts starkly with the former GAAP's "incurred loss" model, delaying recognition until a loss is probable. CECL mandates considering historical experience, current conditions, and reasonable forecasts affecting collectability, leading to periodic adjustments of financial asset values. However, this forward-looking methodology, reliant on macroeconomic variables, introduces the potential for increased earnings volatility due to unexpected changes in these indicators between periods. An additional consequence of CECL is an accounting asymmetry between loan-related income, recognized periodically based on the effective interest method, and credit losses, recognized upfront at origination. This asymmetry might create the perception of reduced profitability during loan expansion periods due to the immediate recognition of expected credit losses. Conversely, periods with stable or declining loan levels might seem relatively more profitable as income accrues gradually for loans where losses had been previously recognized.

As a result of the change in methodology from the incurred loss method to the CECL model, on January 1, 2023, the Company recognized an increase in the allowance for credit loss on loans totaling $1.5 million and an increase to the allowance for credit losses on unfunded commitments of $45,000, as a cumulative effect adjustment from change in accounting policies, with a corresponding after-tax decrease to opening retained earnings of $491,000.

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

Our security measures may not protect us from system failures or interruptions. We have established policies and procedures to prevent or limit the impact of system breaches, failures and interruptions. In addition, we outsource certain aspects of our data processing and other operational functions to certain third-party providers. While we select third-party vendors carefully, we do not control their actions. If our third-party providers encounter difficulties including those resulting from breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher transaction volumes, cyber-attacks or security breaches or if we otherwise have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected, and our ability to deliver products and services to our clients and otherwise conduct business operations could be adversely impacted. Replacing these third-party vendors could also entail significant delay and expense. Threats to information security also exist in the processing of client information through various other vendors and their personnel. We cannot assure you that such breaches, failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely.

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

The financial services market is undergoing rapid technological changes, and if we are unable to stay current with those changes, we will not be able to effectively compete.

The financial services market, including banking services, is undergoing rapid changes with frequent introductions of new technology-driven products and services. Our future success will depend, in part, on our ability to keep pace with technological changes and to use technology to satisfy and grow customer demand for our products and services and to create additional efficiencies in our operations. We expect that we will need to make substantial investments in our technology and information systems to compete effectively and to stay current with technological changes. Some of our competitors have substantially greater resources to invest in technological improvements and will be able to invest more heavily in developing and adopting new technologies, which may put us at a competitive disadvantage. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. As a result, our ability to effectively compete to retain or acquire new business may be impaired, and our business, financial condition or results of operations may be adversely affected.

Risks Related to Regulatory and Compliance Matters

The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.

The FDIC, the Federal Reserve and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending, should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development and other land represent 100.0% or more of total capital, or (ii) total reported commercial real estate loans (as defined in the guidance) represent 300.0% or more of total capital. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. We have concluded that we have a concentration in commercial real estate lending under the foregoing standards because our balance in commercial real estate loans at December 31, 2023 represents more than 300% of total capital. Owner-occupied commercial real estate totaled 110.2% of total capital, while non-owner occupied commercial real estate totals an additional 253.3% of total capital. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

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

As of December 31, 2023, our ten largest depositors, none of which include brokered deposits, accounted for $246.0 million in deposits, or approximately 11.5% of total deposits. Several of our large depositors are locals of labor unions or have business, family, or other relationships with each other, which creates a risk that any one client’s withdrawal of its deposits could lead to a loss of other deposits from clients within the relationship. At December 31, 2023, $658.3 million, or 30.9%, of our total deposits were comprised of deposits from labor unions, representing 714 different local unions with an average deposit balance per local union of approximately $814,000. At December 31, 2023, 22 labor unions had aggregate deposits of $10.0 million or more, totaling $399.7 million, or 18.7% of our total deposits.

Given our use of these high average balance deposits as a source of funds, the inability to retain these funds could have an adverse effect on our liquidity. In addition, these deposits are primarily demand deposit accounts or short-term deposits and therefore may be more sensitive to changes in interest rates. If we are forced to pay higher rates on these deposits to retain the funds, or if we are unable to retain the funds and are forced to turn to borrowings and other funding sources for our lending and investment activities, the interest expense associated with such borrowings or other funding sources may be higher than the rates we are paying on these deposits, which could adversely affect our net margin and net income. We may also be forced, as a result of any material withdrawal of deposits, to rely more heavily on other; potentially more expensive and less stable funding sources. Consequently, the occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

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

Accordingly, we cannot make assurances that we will be able to raise additional capital or issue additional debt if needed on terms that are acceptable to us, or at all. If we cannot raise additional capital or issue additional debt when needed, our ability to further expand our operations could be materially impaired and our financial condition and liquidity could be materially and adversely affected. In addition, any additional capital we obtain may dilute the interests of existing holders of our common stock. Further, if we are unable to raise additional capital when required by our bank regulators, we may be subject to adverse regulatory action.

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

We are led by a management team with substantial experience in the markets we serve and the financial products that we offer. Our operating strategy focuses on providing products and services through long-term relationship managers. Accordingly, our success depends in large part on the performance of our key personnel, as well as on our ability to attract, motivate and retain highly qualified senior and middle management. Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business plan may be lengthy. We may not be successful in retaining our key employees and the unexpected loss of services of one or more of our key personnel could have a material adverse effect on our business because of their skills, knowledge of our market and financial products, years of industry experience, long-term client relationships and the difficulty of promptly finding qualified replacement personnel. If the services of any of our key personnel should become unavailable for any reason, we may not be able to identify and hire qualified persons on terms acceptable to us, which could have an adverse effect on our business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Cybersecurity is one of the cornerstones of our strategic business plan and the driving force behind our digital transformation journey. As a financial institution, we confront a spectrum of cyber threats, ranging from common attacks like ransomware to sophisticated, organized assaults by nation-state actors. These risks extend to our customers, shareholders, suppliers, and partners, emphasizing the critical need for a robust cybersecurity stance. In light of these challenges, maintaining resilience in our cybersecurity posture is not just a priority but a fundamental necessity to safeguard our operations, performance, and maintaining customer confidence in our banking services.

The Board of Directors oversees management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk appetite with our strategic objectives. Our enterprise risk management program is designed to identify, measure, monitor and control all significant risks across various aspects of the Company. Cybersecurity risk management processes are integrated into this program, given the increasing reliance on technology and potential of cyber threats. Our Director of Information Technology leads our cybersecurity program, reporting directly to the Chief Operating Officer (“COO”) and provides reports and updates to the Audit Committee, the Enterprise Risk Committee and the Chief Risk Officer (“CRO”) quarterly or more frequently as required.

Our objective for managing cybersecurity risk is to maintain appropriate layers of safeguards to protect information systems from possible threats and to avoid or minimize the impacts of external threat events or other efforts to penetrate, disrupt or misuse our systems or information. Our Information Security Program aligns with industry frameworks, such as the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, Federal Financial Institutions Examination Council (FFIEC) Information Technology Examination Handbooks, and the FFIEC Cybersecurity Assessment Tool, and is periodically reviewed and updated at least annually or more frequently upon significant changes to our operating environment. Our Information Security Program is led by our Information Security Officer in conjunction with our Director of Information Technology.

We maintain an Incident Response Plan (“IRP”) that provides a documented framework for responding to actual or potential cybersecurity incidents. The IRP is coordinated through the Director of Information Technology, COO, CRO, and key members of management and addresses roles, responsibilities, and communication and contract strategies in the event of a compromise, including analysis of reportable events in accordance with applicable legal and compliance requirements.

We rely on a series of processes to identify threats, hazards, and other risks to our information assets. We employ a variety of preventative and detective tools from our Managed Security Services provider designed to monitor, detect, block, and provide alerts regarding suspicious and unauthorized activity and to report on suspected advanced persistent threats. In addition to regular risk assessments, we rely on independent assessments, audits, and cybersecurity feeds from vendors, including directly into patch and vulnerability management tools. We engage cybersecurity experts and third-party specialists to perform regular assessments of our infrastructure, software systems and network architecture. We also leverage internal and external auditors and independent external partners to periodically review our processes, systems, and controls, including with respect to our information security program, to assess their design and operating effectiveness. We have regular and ongoing security education and training for employees and recovery and resilience tests. The Bank also retains third-party experts to conduct intrusion and penetration testing on an annual basis. All risk and security assessments results are shared with the Board of Directors.

Our assets are classified and protected based on the results of our risk assessment practices, which assess a variety of critical factors, including the type of data stored, system availability needs, confidentiality requirements, recovery time objectives, transactional processing, the number of users, and the volume and magnitude of transactions. Our Information Technology teams meet to ensure that risks are timely identified, patch and vulnerability requirements are monitored, and the necessary changes are implemented.

Our Information Technology Governance ensures alignment between the Bank's technological strategy and business goals. We strive for efficient utilization of IT resources while effectively managing IT risks within the Bank's risk appetite. Additionally, our robust Vendor Management Program ensures proper oversight during the onboarding of new products, projects, and third-party vendors.

Identified Cybersecurity Risks

Federal regulators have issued multiple statements and guidance regarding cybersecurity and that financial institutions need to design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised client credentials, including security measures to reliably authenticate clients accessing internet-based services of the financial institution. In addition, a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the timely recovery, resumption and maintenance of the institution’s operations in the event of a cyber-attack. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to a cyber-attack. If a financial institution fails to observe the regulatory guidance, they could be subject to various regulatory sanctions, including financial penalties.

State regulators have also been increasingly active in implementing cybersecurity standards and regulations. Recently, several states have adopted laws and/or regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many such states have also recently implemented or modified their data breach notification and data privacy requirements. We expect this trend of state-level activity in those areas to continue, and we continue to monitor relevant legislative and regulatory developments.

In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations to store and transmit sensitive data. We employ a layered, defensive approach that leverages people, processes, and technology to manage and maintain cybersecurity controls. We employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of our defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date we have not detected a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, our systems and those of our clients and third-party service providers are under constant threat and there can be no assurance that our cybersecurity risk management program will be fully effective in protecting the confidentiality, integrity and availability of our information systems and our solutions. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our clients. See Item 1A. Risk Factors for a further discussion of risks related to cybersecurity. See “Risks Related to Cybersecurity, Third Parties and Technology” under “Item 1A. Risk Factors” in this Form 10-K for a further discussion of risks related to cybersecurity.

Management and Board Oversight of Cybersecurity Risks

Our Cybersecurity Program is managed by the Director of Information Technology who leads our Information Technology team responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. The Director of Information Technology provides periodic reports to the executive risk management committee and the board-level risk committees of the Company and the Bank and the Chief Executive Officer and other members of our senior management, as well as the cross-functional management team that oversees the information security and information technology programs. These reports address key cybersecurity topics, including the implementation and operation of preventative controls and the detection, mitigation, and remediation of cybersecurity incidents. The Chief Operating Officer, Chief Risk Officer, and board-level risk committees of the Bank provide comprehensive reports to the full Board of Directors regarding pertinent cybersecurity risk management topics.

Our Director of Information Technology has more than 20 years’ experience in financial services, substantial relevant expertise and formal training in the areas of information security and cybersecurity risk management and is accountable for managing our enterprise information technology department and developing and implementing our cybersecurity and information security programs. These qualifications, certifications, and experience include a degree from the University of California, Santa Barbara with focus on Business Administration coursework, Certified Information Systems Security Professional from ISC2 Organization.

Item 2. Properties

Our principal executive offices are located at 500 Ygnacio Valley Road, Suite 200, Walnut Creek, California 94596. Including our principal executive offices, we operate a total of 35 full-service banking branches consisting of branch offices in Northern and Southern California; Las Vegas, Nevada; Denver, Colorado and Custer, Delta, and Grand counties, Colorado; Seattle, Washington and Central New Mexico at December 31, 2023. At December 31, 2023, we owned 15 of our banking branches and leased the remaining 20 branches, which leases expire on various dates through 2030. At December 31, 2023, all our leases have an option to renew with renewal periods between three and 12 years. Many of our branches are equipped with automated teller machines and drive through facilities. We believe our existing facilities adequately meet our operational needs for the foreseeable future.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General.  Our common stock is listed on the NASDAQ Global Select Market under the symbol “BCML.” At December 31, 2023, we had approximately 783 shareholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms).

On February 22, 2024, the Company announced that its Board of Directors declared a quarterly cash dividend of $.10 per share on the Company's outstanding common stock. The cash dividend will be payable on April 12, 2024 to shareholders of record as of the close of business on March 8, 2024.

BayCom commenced paying dividends in 2022. The Company’s cash dividend payout policy is reviewed regularly by management and the Board of Directors. Any dividends declared and paid in the future would depend upon a number of factors, including capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. Management’s current projections indicate an expectation that the regular quarterly cash dividends will continue for the foreseeable future. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Our future payment of dividends may depend, in part, upon receipt of dividends from the Bank, which are restricted by federal regulations.

Stock Repurchases.  The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended December 31, 2023:

			Total number of shares	Maximum number of
			purchased as part of	shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
	shares purchased	paid per share	plans or programs	plans or programs(1)

October 1, 2023 - October 31, 2023	119,543	$19.91	119,543	362,768
November 1, 2023 - November 30, 2023	3,016	20.01	3,016	359,752
December 1, 2023 - December 31, 2023	—	—	—	359,752
	122,559	$19.91	122,559
(1)On August 2023, the Company announced that its Board of Directors approved its eighth stock repurchase program, which commenced in August 2023 following the expiration of the seventh stock repurchase program, authorizing the Company to repurchase up to five percent of the BayCom’s common stock, or approximately 588,000 shares. The existing stock repurchase program will expire on October 24, 2024, unless sooner completed. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares.

During the year ended December 31, 2023, the Company purchased a total of 1,329,040 shares of the Company’s common stock at an average price of $18.14 per share, compared to 905,740 shares at an average price of $19.83 per share during the year ended December 31, 2022.

Equity Compensation Plan Information.  The equity compensation plan information presented under subparagraph (d) in Part III, Item 11 of this Form 10-K is incorporated herein by reference.

Item 6. [Reserved]

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

History and Overview

BayCom is a bank holding company headquartered in Walnut Creek, California. The Company’s wholly owned banking subsidiary, United Business Bank, provides a broad range of financial services primarily to businesses and business owners, as well as individuals, through its network of 35 full-service branches at December 31, 2023, with 16 locations in California, one in Nevada, two in Washington, five in New Mexico and 11 in Colorado.

Our principal objective is to enhance shareholder value and generate consistent earnings growth by expanding our commercial banking franchise through both strategic acquisitions and organic growth. Since 2010, we have expanded our geographic footprint through ten strategic acquisitions, which includes our most recent acquisition of PEB which closed in February 2022. We believe our strategy of selectively acquiring and integrating community banks has yielded economies of scale and improved our overall franchise efficiency. Looking forward, we expect to continue pursuing strategic acquisitions, believing our targeted market areas present us with many and varied acquisition opportunities. We are also committed to organic growth, leveraging the potential within metropolitan and community markets where we currently operate. These markets offer significant opportunities to expand our commercial client base, increase interest-earning assets, and enhance market share. We believe our geographic footprint, which now includes the San Francisco Bay area, the metropolitan markets of Los Angeles, California, Seattle, Washington, Denver, Colorado, and Las Vegas, Nevada, and community markets including Albuquerque, New Mexico, and Custer, Delta and Grand counties, Colorado, provides us access to low cost, stable core deposits in community markets that we can use to fund commercial loan growth. We strive to provide an enhanced banking experience for our clients by providing them with a comprehensive suite of sophisticated banking products and services tailored to meet their needs, while delivering the high-quality, relationship-based client service of a community bank. At December 31, 2023, the Company, on a consolidated basis, had assets of $2.6 billion, loans receivable, net of $1.9 billion, deposits of $2.1 billion and shareholders’ equity of $312.9 million.

We continue to focus on growing our commercial loan portfolios through both acquisitions and organic growth. At December 31, 2023, our $1.9 billion total loan portfolio included $397.0 million, or 20.6%, of acquired loans (all of which were recorded to their estimated fair values at the time of acquisition), and the remaining $1.5 billion, or 79.4%, consisted of loans we originated.

The profitability of our operations depends primarily on our net interest income after provision for credit losses, which is the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities less the provision for credit losses. Changes in market interest rates, the slope of the yield curve, and interest we earn on interest earning assets or pay on interest bearing liabilities, as well as the volume and types of interest earning assets, interest bearing and noninterest bearing liabilities and shareholders’ equity, usually have the largest impact on changes in our net interest spread, net interest margin and net interest income during a reporting period.

During 2023, in response to inflationary pressures, the FOMC of the Federal Reserve increased the target range for the federal funds rate 100 basis points to a range of 5.25% to 5.50% as of December 31, 2023. The substantial increase in interest rates during 2023 had a more significant impact on our interest-earning assets than on our interest-bearing liabilities, resulting in an increase in our net interest margin to 4.05% for the year ended December 31, 2023, compared to 3.90% for the previous year. This is primarily the result of increased yields on average interest-earning assets, which reflects variable-rate interest-earning assets beginning to reprice higher, outpacing rising costs on average interest-bearing liabilities. We believe our balance sheet is well-positioned to improve our net interest margin if interest rates continue to rise. Conversely, a decline in interest rates would likely negatively impact our net interest income.

The provision for credit losses is dependent on changes in our loan portfolio and management’s assessment of the collectability of our loan portfolio, as well as prevailing economic and market conditions. We recorded a $2.0 million provision for credit losses for the year ended December 31, 2023, primarily due to a $3.3 million increase in reserves for individually evaluated loans, $550,000 of net loan charge-offs during the year and an additional reserve taken on a loan to a borrower who declared bankruptcy during the year. The increase in specific reserves included one commercial real estate loan and one multifamily loan. Based on updated appraisals received during the fourth quarter of 2023, the underlying collateral values of these loans experienced declines due to property specific factors and conditions. The change in the provision was partially offset by a decrease in the quantitative reserve primarily due to improvements in forecasted economic conditions, specifically, national gross domestic product and national unemployment indicators utilized to estimate credit losses over the next four quarters, as compared to those used in estimating the allowance for credit losses on loans at adoption, and to a lesser extent a decrease in outstanding loan balances. There was an adjustment to the determined risk level for the effect of other external factors such as legal and regulatory requirements on the level of estimated credit losses in the portfolio qualitative factor during the year ended December 31, 2023.

Our net income is also affected by noninterest income and noninterest expenses. Noninterest income consists of, among other things: (i) service charges on loans and deposits; (ii) gain on sale of loans; and (iii) gain (loss) on equity securities and (iv) other noninterest income. Our noninterest income increased $877,000 during the year ended December 31, 2023, as compared to 2022, primarily attributable to a decrease in loss on equity securities of $3.4 million, partially offset by a decrease in gain on sale of loans of $2.2 million. Noninterest expense includes, among other things: (i) salaries and related benefits; (ii) occupancy and equipment expense; (iii) data processing; (iv) FDIC and state assessments; (v) outside and professional services; (vi) amortization of intangibles; and (vii) other general and administrative expenses. Our noninterest expenses decreased $1.3 million during the year ended December 31, 2023, as compared to 2022. The decrease was primarily attributable to a $1.2 million decrease in other expense as a result of an decrease in professional fees and core deposit premium amortization. Noninterest income and noninterest expenses are impacted by the growth of our banking operations and growth in the number of loan and deposit accounts.

Business Strategy

Our strategy is to continue to make strategic acquisitions of financial institutions within the Western United States, grow organically and preserve our strong asset quality through disciplined lending practices. We seek to achieve these results by focusing on the following:

●	Strategic Consolidation of Community Banks. We believe our strategy of selectively acquiring and integrating community banks has provided us with economies of scale and improved our overall franchise efficiency. We expect to continue to pursue strategic acquisitions of financial institutions and believe our target market areas present us with numerous acquisition opportunities as many of these financial institutions will continue to be burdened and challenged by new and more complex banking regulations, resource constraints, competitive limitations, rising technological and other business costs, management succession issues and liquidity concerns. In addition, we believe that the breadth of our operating experience and successful track record of integrating prior acquisitions increases the potential acquisition opportunities available to us. We will continue to employ a disciplined approach to our acquisition strategy and only seek to identify and partner with financial institutions that possess attractive market share, low-cost deposit funding and compelling noninterest income generating businesses. Our disciplined approach to acquisitions, consolidations and integrations, includes the following: (i) selectively acquiring community banking franchises only at appropriate valuations, after taking into account risks that we perceive with respect to the targeted bank; (ii) completing comprehensive due diligence and developing an appropriate plan to address any non-acquired credit problems of the targeted institution; (iii) identifying an achievable cost savings estimate; (iv) executing definitive acquisition agreements that we believe provide adequate protections to us; (v) installing our credit procedures, audit and risk management policies and procedures, and compliance standards upon consummation of the acquisition; (vi) collaborating with the target’s management team to execute on synergies and cost saving opportunities related to the acquisition; and (vii) involving a broader management team across multiple departments in order to help ensure the successful integration of all business functions. We believe this approach allows us to realize the benefits of our acquisition and consolidation strategy. We also expect to continue to manage our branch network in order to ensure effective coverage for clients while minimizing any geographic overlap and driving corporate efficiency.
●	Enhance the Performance of the Banks We Acquire. We strive to successfully integrate the banks we acquire into our existing operational platform and enhance shareholder value through the creation of efficiencies within the combined operations. We seek to realize operating efficiencies from our recently completed acquisitions by utilizing technology to streamline our operations. We continue to centralize the back-office functions of our acquired banks as well as realize cost savings using third-party vendors and technology to take advantage of economies of scale as we continue to grow. We intend to focus on initiatives that we believe will provide opportunities to enhance earnings, including the continued rationalization of our retail banking footprint through the evaluation of possible branch consolidations or opportunities to sell branches.
●	Focus on Lending Growth in Our Metropolitan Markets While Increasing Deposits in Our Community Markets. Our banking footprint has given us experience operating in small communities and large cities. We believe that our presence in smaller communities gives us a relatively stable source of low-cost core deposits, while our more metropolitan markets represent strong long term growth opportunities to expand our commercial client base and increase our current market share through organic growth. In acquiring United Business Bank, FSB in 2017, we acquired a large deposit base from the local and regional unionized labor community. As of December 31, 2023, our top ten depositors, which included nine labor unions accounted for roughly 11.5% of our total deposits. At that date, nearly 30.3% of our deposit base was comprised of noninterest bearing demand deposit accounts, significantly lowering our aggregate cost of funds.
●	Our Team of Seasoned Bankers Represents an Important Driver of our Organic Growth by Expanding Banking Relationships with Current and Potential Clients. We expect to continue to make opportunistic hires of talented and entrepreneurial bankers, to further augment our growth. Our bankers are incentivized to increase the size of their loan and deposit portfolios and generate fee income while maintaining strong credit quality. We also seek to cross sell our various banking products, including our deposit products, to our commercial loan clients, which provides a basis for expanding our banking relationships as well as a stable, low-cost deposit base. We believe we have built a scalable platform that will support our recent growth as well as efficiently and effectively manage our anticipated growth in the future, both organically and through acquisitions.
●	Preserve Our Asset Quality Through Disciplined Lending Practices. Our approach to credit management uses well defined policies and procedures, disciplined underwriting criteria and ongoing risk management. We believe we are a competitive and effective commercial lender, supplementing ongoing and active loan servicing with early-stage credit review provided by our bankers. This approach has allowed us to maintain loan growth with a diversified portfolio of assets. We believe our credit culture supports accountability amongst our bankers, who maintain an ability to expand our client base as well as make sound decisions for our Company. At December 31, 2023, our ratio of nonperforming assets to total assets was 0.51% and our ratio of nonperforming loans to total loans was 0.67%. Over the 19 years since our inception, which timeframe includes a U.S. recession and a global pandemic, we have cumulative net charge-offs of $10.9 million. We believe our success in managing asset quality is illustrated by our aggregate net charge-off history.

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

On January 1, 2023, the Company adopted ASU 2016-03 Financial Instruments — Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with the CECL methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized costs, including loan receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in certain leases. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require increases or decreases in credit losses be presented as an allowance rather than as a write-

down on available for sale debt securities, based on management's intent to sell the security or likelihood the Company will be required to sell the security, before recovery of the amortized cost basis.

See Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a summary of significant accounting policies and the effect on our financial statements.

Allowance for credit losses for loans. The allowance for credit losses represents management’s estimate of current expected credit losses over the life of a financial asset carried at amortized cost at an appropriate level based upon management’s evaluation of the adequacy of collectively and individually evaluated loss reserves. The Company’s method for assessing the appropriateness of the allowance for credit losses includes specific allowances for individually analyzed loans, pooled loans component which includes both quantitative and qualitative factors, and reserve for unfunded loan commitments.

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

All loans with an outstanding balance of $100,000 or more greater are individually evaluated for expected credit loss when it is probable that we will be unable to collect all amounts due according to the original contractual terms of the loan agreement. We select loans for individual assessment on an ongoing basis using certain criteria such as payment performance, borrower reported and forecasted financial results, and other external factors when appropriate. Loans that do not share the same risk characteristics as pooled loans are evaluated individually for credit loss and generally include all nonaccrual loans, collateral dependent loans, and certain modified loans to borrowers experiencing financial difficulties. We measure the current expected credit loss of an individually evaluated loan based upon the fair value of the underlying collateral, adjusted for costs to sell when applicable, or if the loan is not collateral-dependent we utilize the present value of expected future cash flows, discounted at the effective interest rate. A loan for which the terms have been modified resulting in a concession, and where the borrower is experiencing financial difficulties, is considered a modified loan to a borrower experiencing financial difficulty. The allowance for credit losses on modified loans to borrowers experiencing financial difficulty is measured using the same method as individually evaluated loans. When the value of a concession is measured using the discounted cash flow method, the allowance for credit losses is determined by discounting the expected future cash flows at the original interest rate of the loan. To the extent a loan balance exceeds the estimated collectable value, a reserve or charge-off is recorded depending upon either the certainty of the estimate of loss or the fair value of the loan’s collateral if the loan is collateral-dependent. By definition, any loan that management has placed on non-accrual is required to be individually evaluated, however, not all individually evaluated loans need to be placed on non-accrual.

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

The CECL model utilizes a discounted cash flow ("DCF") method to measure the expected credit losses on loans collectively evaluated that are sub-segmented by loan pools with similar credit risk characteristics, which generally correspond to federal regulatory reporting codes (i.e, Call Report codes), with PCD assets pooled separately by similar loan pools to evaluate and measure the allowance for credit losses:

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

In determining the PD for each pooled segment, the Bank utilized regression analyses to identify certain economic drivers that were considered highly correlated to historical Bank or peer loan default experience. The regression models developed correlate macroeconomic variables to historical credit performance based on call report data over a 64 quarter (16-year) period which captures a full economic cycle from 2004 to 2019. We elected to exclude historical data from 2020 - 2021 to assess the quantitative expected credit losses because we believe that period is an outlier and did not represent normal economic behavior considering the COVID-19 pandemic lockdown with changes in macroeconomic variables and the significant levels of government relief programs in place during that period. For all segments, the Company's actual loss history was not statistically relevant, thus the loss history of peers, defined as commercial financial institutions with asset size of one to five billion, domiciled in California, with similar concentrations of lending were utilized to determine loss rates. The peers utilized in the allowance for credit losses are segment specific. Additionally, management chose the national unemployment rate and U.S. gross domestic product as the primary economic forecast drivers for all segments. A third party provides LGD estimates for each segment based on a banking industry Frye-Jacobs Risk Index approach.

In its loss forecasting framework, the Company incorporates forward-looking information using macroeconomic scenarios applied over the forecasted life of the assets. The quantitative CECL model applies the projected rates based on the economic forecasts for the four quarter (one-year) reasonable and supportable forecast horizon to EAD to estimate defaulted loans. The economic data is updated quarterly, which is based on Federal Reserve Economic Data (“FRED”) forecasts. Historical LGD rates are applied to estimated defaulted loans to determine estimated credit losses. For periods beyond the forecast horizon, the economic factors revert to historical averages on a straight-line basis over an eight-quarter (two-year) period. Subsequent to the reversion period for the remaining contractual life of loans and leases, the PD, LGD, and prepayment rates are based on historical experience during a full economic cycle.

Management considers whether adjustments to the quantitative portion of the allowance for credit losses are needed for differences in segment-specific risk characteristics or to reflect the extent to which it expects current conditions and reasonable and supportable forecasts of economic conditions to differ from the conditions that existed during the historical period included in the development of PD and LGD. Qualitative internal and external risk factors include, but are not limited to, the following:

●	Changes in the nature and volume of the loan portfolio.
●	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans.
●	Changes in lending policies and procedures, including changes in underwriting standards and collection.

●	Changes in economic and business conditions, and developments that affect the collectability of the portfolio.
●	Changes in the experience, ability, and depth of credit management and lending staff.
●	Changes in the quality of our systematic loan review processes.
●	Changes in the value of underlying collateral, where applicable.
●	Changes in concentration of credit.
●The effect of other external factors such as legal and regulatory requirements on the level of estimated credit losses in the portfolio.

The estimated credit losses associated with unfunded loan commitments are calculated using the same models and methodologies noted above and incorporate utilization assumptions at the estimated time of default. While the provision for credit losses associated with unfunded loan commitments is included in "provision for credit losses" on the consolidated statement of income, the allowance for credit losses for unfunded loan commitments is maintained on the consolidated balance sheet in "Interest payable and other liabilities".

Comparison of Financial Condition at December 31, 2023 and 2022

Total assets.  Total assets increased $38.6 million, or 1.5%, to $2.6 billion at December 31, 2023 from $2.5 billion at December 31, 2022. The increase was primarily due to cash and cash equivalents increasing $130.7 million, or 73.9%, and investment securities available-for-sale increasing $9.1 million, or 5.9%, partially offset by a decrease in loans receivable, net of $96.4 million or 4.8%.

Cash and cash equivalents.  Cash and cash equivalents increased $130.7 million, or 73.9%, to $307.5 million at December 31, 2023 from $176.8 million at December 31, 2022. The increase primarily was due to $139.8 million increase in federal funds sold and interest-bearing balances in banks, due to net change in loans and the managed run-off of higher cost time deposits.

Investment securities.  Investment securities, all of which are classified as available-for-sale, increased $9.1 million, or 5.9%, to $163.2 million at December 31, 2023 from $154.0 million at December 31, 2022. The increase primarily was due to purchase of $25.3 million of investment securities during the year ended December 31, 2023, partially offset by $11.6 million in routine amortization and repayment of investment principal balances and securities called and matured, and a $4.3 million fair value adjustment related to unrealized losses on investment securities available-for-sale.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our available for sale investment securities as of December 31, 2023. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average yields were calculated by multiplying each carrying value by its yield and dividing the sum of these results by the total carrying values. Yields on tax-exempt investments are not calculated on a fully tax equivalent basis.

	Amount Due or Repricing Within:
	One Year		Over One		Over Five		Over
	or Less		to Five Years		to Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

	(Dollars in thousands)
Municipal securities	$2,512	2.34%	$6,962	1.49%	$11,458	2.86%	$978	3.77%	$21,910	2.41%
Mortgage-backed securities	1,399	2.55	3,430	3.19	10,332	2.44	25,887	3.93	41,048	3.45
Collateralized mortgage obligations	1,503	2.26	2,207	3.99	2,556	2.60	28,753	3.73	35,019	3.60
SBA securities	—	—	310	6.96	2,434	5.07	2,536	6.60	5,280	5.91
Corporate bonds	983	9.55	3,000	5.00	75,650	4.38	750	3.37	80,383	4.46
Total	$6,397	3.48%	$15,909	2.97%	$102,430	3.99%	$58,904	3.94%	$183,640	3.87%

See “Note 3 – Investment Securities” in the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for additional information on our investment securities.

Equity securities. Equity securities decreased $1.2 million, or 8.5% to $12.6 million at December 31, 2023 from $13.8 million at December 31, 2022. The decrease was primarily due to a $1.1 million loss on equity securities resulting from an adjustment to the fair value of equity securities during the year ended December 31, 2023.

Loans, net.  We originate a wide variety of loans with a focus on commercial real estate (“CRE”) loans and commercial and industrial loans. Loans receivable, net of allowance for credit losses, decreased $96.4 million, or 4.8%, to $1.9 billion at December 31, 2023, from $2.0 billion at December 31, 2022. The decrease was primarily due to $196.7 million of loan repayments, including $7.3 million in PPP loans, and $7.2 million in loan sales, partially offset by $110.6 million of new loan originations and purchases. Loan originations in 2023 were concentrated in California markets, primarily Los Angeles, Irvine/Southern California, San Francisco Bay Area and Sacramento/Northern California with commercial and multifamily real estate secured loans accounting for the majority of the originations.

The following table provides information about our loan portfolio by type of loan, with PCD loans presented as a separate balance, at the dates presented.

	As of December 31,
	2023		2022
		Percent		Percent
		of		of
	Amount	Total	Amount	Total

	(Dollars in thousands)
Commercial and industrial (1)	$162,691	8.4%	$184,521	9.1%
Real estate:
Residential	85,555	4.4	109,927	5.4
Multifamily residential	246,840	12.8	234,868	11.6
Owner occupied CRE	497,360	25.8	641,815	31.8
Non-owner occupied CRE	899,332	46.8	807,996	40.0
Construction and land	9,534	0.5	9,109	0.5
Total real estate	1,738,621	90.3	1,803,715	89.3
Consumer	738	0.0	4,183	0.2
PCD loans	25,723	1.3	28,787	1.4
Total Loans	1,927,773	100.0%	2,021,206	100.0%
Net deferred loan fees	56		(82)
Allowance for credit losses (2)	(22,000)		(18,900)
Loans, net	$1,905,829		$2,002,224

(1)	Includes $3.8 million and $11.1 million of PPP loans as of December 31, 2023 and 2022, respectively.
(2)	Allowance for credit losses at December 31, 2023 is estimated under CECL whereas at December 31, 2022 the allowance for loan losses is estimated under the incurred loss methodology.

The following table presents at December 31, 2023, the geographic distribution of our loan portfolio in dollar amounts and percentages.

	San Francisco Bay				Total in State of
	Area(1)		Other California(2)		California		All Other States(3)		Total
		% of		% of		% of		% of		% of
		Total in		Total in		Total in		Total in		Total in
	Amount	Category	Amount	Category	Amount	Category	Amount	Category	Amount	Category

	(Dollars in thousands)
Commercial and industrial	$35,954	8.5%	$75,549	9.0%	$111,503	8.8%	$51,386	7.7%	$162,889	8.4%
Real estate:
Residential	13,876	3.3%	43,157	5.1%	57,033	4.5%	28,969	4.3%	86,002	4.5%
Multifamily residential	46,129	10.9%	109,214	13.0%	155,343	12.3%	94,180	14.1%	249,523	12.9%
Owner occupied CRE	168,977	40.1%	292,880	34.9%	461,857	36.6%	47,296	7.1%	509,153	26.4%
Non-owner occupied CRE	156,411	37.1%	312,362	37.2%	468,773	37.2%	441,136	66.2%	909,909	47.2%
Construction and land	—	—%	7,217	0.9%	7,217	0.6%	2,342	0.4%	9,559	0.5%
Total real estate	385,393		764,830		1,150,223		613,923		1,764,146
Consumer	4	0.0%	1	0.0%	5	0.0%	733	0.1%	738	0.0%
Total loans	$421,351		$840,380		$1,261,731		$666,042		$1,927,773

(1)   Includes Alameda, Contra Costa, Solano, Sonoma, Marin, San Francisco, San Joaquin, San Mateo and Santa Clara counties.

(2) Includes loans located in Sacramento and Northern California counties totaling $95.6 million and loans located in Los Angeles and Orange counties totaling $506.6 million.

(3)   Includes loans located in the states of Colorado, New Mexico, Washington and other states. At December 31, 2023, loans in Colorado, New Mexico and Washington totaled $87.1 million, $43.9 million and $103.8 million, respectively.

The following table provides information about our loan portfolio segregated by legacy and acquired loans with a remaining discount, net of their discounts at the dates presented.

	As of December 31,
	2023			2022
	Non-			Non-
	Acquired	Acquired	Total	Acquired	Acquired	Total

	(Dollars in thousands)
Commercial and industrial	$143,637	$19,054	$162,691	$156,363	$28,158	$184,521
Real estate:
Residential	82,462	3,093	85,555	101,077	8,850	109,927
Multifamily residential	244,767	2,073	246,840	234,610	258	234,868
Owner-occupied CRE	381,965	115,395	497,360	488,904	152,911	641,815
Non-owner occupied CRE	849,100	50,232	899,332	770,021	37,975	807,996
Construction and land	9,534	—	9,534	5,739	3,370	9,109
Total real estate	1,567,828	170,793	1,738,621	1,600,351	203,364	1,803,715
Consumer	738	—	738	4,183	—	4,183
PCD loans	(55)	25,778	25,723	2,930	25,857	28,787
Total Loans	1,712,148	215,625	1,927,773	1,763,827	257,379	2,021,206
Deferred loan fees and costs, net	56	—	56	(82)	—	(82)
Allowance for credit losses	(22,000)	—	(22,000)	(18,900)	—	(18,900)
Loans, net	$1,690,204	$215,625	$1,905,829	$1,744,845	$257,379	$2,002,224

The following table sets forth contractual maturity and repricing information for our loan portfolio at December 31, 2023. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. PCD loans are reported at their contractual interest rate. The schedule does not reflect the effects of possible prepayments or enforcement of due on sale clauses.

		Maturing	Maturing
	Maturing	After One	After Five	Maturing
	Within	to Five	to Fifteen	After Fifteen
	One Year	Years	Years	Years	Total

	(Dollars in thousands)
Commercial and industrial	$27,674	$55,683	$78,726	$608	$162,691
Real estate:
Residential	1,417	32,519	22,797	28,822	85,555
Multifamily residential	4,663	47,760	104,610	89,807	246,840
Owner-occupied CRE	13,757	130,656	251,960	100,987	497,360
Non-owner occupied CRE	38,941	171,597	663,152	25,642	899,332
Construction and land	1,778	192	7,564	—	9,534
Total real estate	60,556	382,724	1,050,083	245,258	1,738,621
Consumer and other	604	130	4	—	738
PCD loans	1,631	11,042	4,166	8,884	25,723
Total loans	$90,465	$449,579	$1,132,979	$254,750	$1,927,773

The following table sets forth the amounts of loans due after December 31, 2024, with fixed or adjustable rates:

		Floating or
	Fixed	Adjustable
	Rate	Rate	Total

	(Dollars in thousands)
Commercial and industrial	$88,840	$46,177	$135,017
Real estate:
Residential	21,813	62,325	84,138
Commercial Real Estate	438,153	1,148,018	1,586,171
Construction and land	283	7,473	7,756
Total real estate	460,249	1,217,816	1,678,065
Consumer and other	134	—	134
PCD loans	2,933	21,159	24,092
Total loans	$552,156	$1,285,152	$1,837,308

The following table sets forth the originations, purchases, sales and repayments of loans as of the dates indicated.

	Years ended December 31,
	2023	2022	2021

	(Dollars in thousands)
Loans originated
Commercial and industrial	$10,243	$16,461	$108,275
Real estate:
Residential	256	1,202	6,855
Multifamily residential	11,169	46,215	30,795
Owner occupied CRE	39,664	142,819	82,457
Non-owner occupied CRE	31,546	220,139	288,096
Construction and land	1,217	1,381	4,309
Total real estate	83,852	411,756	412,512
Consumer	—	518	24
Total loans originated	94,095	428,735	520,811
Loans purchased or acquired through acquisitions
Loans acquired through acquisitions, net	—	412,851	—
Other loans purchased	16,519	14,082	11,950
Loans sold
Commercial and Industrial	(2,614)	(5,604)	(12,471)
Owner occupied CRE	(4,587)	(28,353)	(32,880)
Non-owner occupied CRE	—	—	(495)
Other
Principal repayments	(199,088)	(469,567)	(467,531)
Transfer to real estate owned	—	—	—
Increase in allowance for credit losses and other items, net	(3,100)	(1,200)	(200)
Net increase in loans receivable and loans held for sale	$(98,775)	$350,944	$19,184

Acquired loans. Acquired PCD loans are loans acquired from a business combination with evidence of more than insignificant credit deterioration and are accounted for under ASC Topic 326. Acquired non-PCD loans represent loans acquired from a business combination without more than insignificant evidence of credit deterioration and are accounted for under ASC Topic 310-20.

As of December 31, 2023 acquired non-PCD loans totaled $187.7 million with a remaining net premium of $2.1 million, compared to $228.7 million with a remaining net premium of $2.3 million as of December 31, 2022. The net premium for acquired non-PCD loans includes both a credit discount based on estimated losses in the acquired loans partially offset by any premium, based on market interest rates on the date of acquisition.

As of December 31, 2023 acquired PCD loans totaled $27.5 million with a remaining net non-credit discount of $1.8 million, compared to $31.1 million with a remaining net non-credit discount of $2.0 million as of December 31, 2022.

Nonperforming assets and nonaccrual loans.  Nonperforming assets generally consist of nonaccrual loans, accruing loans more than 90 days delinquent and other real estate owned (“OREO”). Nonperforming assets decreased $2.3 million to $13.0 million, or 0.67% of total loans, at December 31, 2023 compared to $15.2 million, or 0.75% of total loans, at December 31, 202.

The decrease in nonperforming assets was primarily due to the renewal of one accruing loan 90 days or more past due and in the process of collection totaling $934,000 at December 31, 2022.  Additionally, during the year ended December 31 2023, we charged-off seven nonaccrual loans totaling $484,000 and received pay-offs of one $774,000 performing (accruing) modified loan to a borrower experiencing financial difficulty and three nonaccrual loans, consisting of two loans to one borrower totaling $1.2 million and a third loan totaling $247,000.  These decreases were partially offset by 12 previously performing loans totaling $2.2 million being placed on nonaccrual status during the year, consisting of three real estate loans totaling $530,000, one commercial loan totaling $1.0 million discussed below, and eight commercial loans totaling $640,000. At December 31, 2023 and 2022, $740,000 and $839,000 of the Company’s nonperforming loans were guaranteed by governmental agencies, respectively. There was no OREO at December 31, 2023, compared to $21,000 of OREO at December 31, 2022.

During the quarter ended September 30, 2023, the Company determined that a certificate of deposit-secured line of credit loan made to a revocable living trust (the “Trust” or the “Borrower”) with an outstanding balance of approximately $1.0 million as of December 31, 2023 was placed on nonaccrual as a result of the sole trustee and beneficiary of the Trust filing for personal bankruptcy in July 2023.  At June 30, 2023, the loan had an outstanding balance of $5.0 million and was secured by a $4.0 million certificate of deposit held at the Bank.  An additional $1.0 million in cash collateral securing the loan had previously been released by the Bank into a third-party escrow account at the request of the Borrower to be used as a refundable retainer in connection with a separate transaction by the Borrower.  The loan matured on July 16, 2023, and the Bank received notification that the sole trustee and beneficiary of the Trust filed for personal bankruptcy on July 18, 2023. After receiving this notification, the Bank used the $4.0 million certificate of deposit held at the Bank to offset amounts owed on the loan and contacted the third-party escrow agent for the return of the additional $1.0 million of collateral. The Bank was advised by the escrow agent that the previously escrowed funds had been released by the escrow agent, which was done without the Bank’s consent and contrary to the written escrow instructions.  The Bank has initiated legal action against the Borrower, the Borrower’s related parties and the escrow agent to recover the previously escrowed collateral.  The results of the legal action and the Bank’s ability to recover the previously escrowed collateral are currently uncertain. The loan was fully reserved for at December 31, 2023.

 Accruing loans past due 30 to 89 days totaled $4.8 million at December 31, 2023, compared to $3.9 million at December 31, 2022. At December 31, 2023 and December 31, 2022, nonaccrual loans included $927,000 and $2.5 million of loans 30-89 days past due, and $2.1 million and $4.0 million of loans less than 30 days past due, respectively. At December 31, 2023, the $2.1 million of loans less than 30 days past due was comprised of 16 loans all of which were placed on nonaccrual due to concerns over the financial condition of the borrowers.

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

Loans may be acquired at a premium or discount to par value, in which case the premium is amortized (subtracted from) or accreted (added to) interest income over the remaining life of the loan. Generally, as time goes on, the effects of loan discount accretion and loan premium amortization decrease as the purchased loans mature or pay off early. Upon the early pay off-of a loan, any remaining (unaccreted) discount or (unamortized) premium is immediately taken into interest income; as loan payoffs may vary significantly from quarter to quarter, so may the impact of discount accretion and premium amortization on interest income.

Modified loans to borrowers experiencing financial difficulty. Occasionally, the Company offers modifications of loans to borrowers experiencing financial difficulty by providing principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions or any combination of these. When principal forgiveness is provided, the amount of the forgiveness is charged-off against the allowance for credit losses for loans. Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses for loans is adjusted by the same amount.

Loan modifications to borrowers experiencing financial difficulty as of December 31, 2023 totaled $4.3 million, of which none were accruing, compared to $6.3 million, of which $759,000 were accruing and performing according to their modified terms, at December 31, 2022. Modified loans that are accruing and performing according to their modified terms are not considered nonperforming loans. The related allowance for credit losses on individually evaluated modified loans totaled $1.3 million and $393,000 at December 31, 2023 and December 31, 2022, respectively.

The following table sets forth the nonperforming loans, nonperforming assets and modified loans to borrowers experiencing financial difficulty as of the dates indicated:

	December 31,	December 31,
	2023	2022

	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Commercial and industrial	$2,072	$869
Real estate:
Residential	1,496	2,213
Multifamily residential	5,305	5,351
Owner occupied CRE	3,573	5,491
Non-owner occupied CRE	165	365
Construction and land	366	—
Total real estate	10,905	13,420
Consumer	—	—
Total nonaccrual loans	12,977	14,289
Accruing loans 90 days or more past due	—	934
Total nonperforming loans	12,977	15,223
Real estate owned	—	21
Total nonperforming assets (1)	$12,977	$15,244
Modified loans to borrowers experiencing financial difficulty – performing	$—	$759
PCD loans	$25,723	$28,787
Nonperforming assets to total assets (1)	0.51%	0.61%
Nonperforming loans to total loans (1)	0.67%	0.75%
(1)	Performing modified loans to borrowers experiencing financial difficulty are neither included in nonperforming loans above nor are they included in the numerators used to calculate these ratios. PCD loans are considered performing and are not included in nonperforming assets in the table above.

At December 31, 2023 and December 31, 2022, we had no PCD loans that were 90 days past due and still accruing.

Allowance for credit losses.  The allowance for credit losses is determined by us on a quarterly basis, although we are engaged in monitoring the appropriate level of the allowance on a more frequent basis. We assess the allowance for credit losses based on three categories: (i) originated loans, (ii) acquired non-credit-deteriorated loans, and (iii) acquired or purchased credit deteriorated loans. The allowance for credit losses reflects management’s estimate of current expected credit losses inherent in the loan portfolios. The computation includes elements of judgment and high levels of subjectivity. Based on the current conditions of the loan portfolio, management believes that the $22.0 million allowance for credit losses at December 31, 2023 is adequate to absorb probable losses inherent in the Company’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The Company adopted the CECL standard on January 1, 2023, which resulted in a one-time adjustment to the allowance for credit losses for loans of $1.5 million (which included the reclassification of the net credit discount on acquired PCD loans totaling $845,000) and an allowance for unfunded loan commitments of $45,000, as well as an after-tax decrease to opening retained earnings of $491,000 on January 1, 2023.

At December 31, 2023, the Company’s allowance for credit losses for loans was $22.0 million under the CECL framework, or 1.14% of total loans, compared to an allowance for loan losses of $18.9 million under the allowance for loan losses incurred loss framework, or 0.94% of total loans, at December 31, 2022. In addition to the CECL adjustment on January 1, 2023, a $2.2 million provision for credit losses for loans was recorded for the year ended December 31, 2023, compared to a $4.4 million provision for loan losses for the year ended December 31, 2022. The provision for credit losses for the year ended December 31, 2023 was primarily due to a $3.3 million increase in reserves for individually evaluated loans, $550,000 of net loan charge-offs during the year, and an additional reserve taken on a loan to a Trust, a discussed above. The increase in specific reserves included one commercial real estate loan and one multifamily loan. Based on updated appraisals received during the fourth quarter of 2023, the underlying collateral values of these loans experienced declines due to property specific factors and conditions. The change in the provision was partially offset by a decrease in the quantitative reserve primarily due to improvements in forecasted economic conditions, specifically, national gross domestic product and national unemployment indicators utilized to estimate credit losses over the next four quarters, as compared to those used in estimating the allowance for credit losses on loans at adoption, and to a lesser extent a decrease in outstanding loan balances. There was an adjustment to the determined risk level for the effect of other external factors such as legal and regulatory requirements on the level of estimated credit losses in the portfolio qualitative factor during the year ended December 31, 2023.

We recorded net charge-offs of $550,000 for the year ended December 31, 2023 compared to $3.2 million for the year ended December 31, 2022. The calculation of the allowance for credit losses for loans at December 31, 2023 and the allowance for loan losses at December 31, 2022, excludes the balance of PPP loans held in portfolio as of those dates as PPP loans are fully guaranteed by the SBA.

The following table shows certain credit ratios at and for the periods indicated and each component of the ratio’s calculations.

The following table shows certain credit ratios at and for the periods indicated and each component of the ratio’s calculations.
	Year ended December 31,
	2023	2022	2021

	(Dollars in thousands)
Allowance for credit losses on loans as a percentage of total loans outstanding at period end	1.14%	0.94%	1.06%
Allowance for credit losses on loans	$22,000	$18,900	$17,700
Total loans outstanding	1,927,829	2,021,124	1,664,890

Nonaccrual loans as a percentage of total loans outstanding at period end	0.67%	0.71%	0.41%
Total nonaccrual loans	$12,977	$14,289	$6,888
Total loans outstanding	1,927,829	2,021,124	1,664,890

Allowance for credit losses on loans as a percentage of nonaccrual loans at period end	169.53%	132.27%	256.97%
Allowance for credit losses on loans	$22,000	$18,900	$17,700
Total nonaccrual loans	12,977	14,289	6,888

Net charge-offs/(recoveries) during period to average loans outstanding:
Commercial and industrial:	0.21%	1.20%	0.09%
Net charge-offs	$378	$3,234	$221
Average loans outstanding	183,834	270,245	260,000
Construction and land:	—%	—%	(0.02)%
Net recoveries	$—	$—	$(4)
Average loans outstanding	11,436	17,314	17,728
Commercial estate:	—%	—%	—%
Net (recoveries)/charge-offs	$(2)	$1	$44
Average loans outstanding	1,711,194	1,603,897	1,254,627
Residential:	0.19%	—%	—%
Net charge-offs	$174	$—	$—
Average loans outstanding	91,572	86,891	115,639
Consumer:	—%	0.27%	0.21%
Net charge-offs	$—	$6	$5
Average loans outstanding	1,490	2,240	2,371
Total loans:	0.03%	0.16%	0.02%
Total net charge-offs	$550	$3,241	$266
Total average loans outstanding	1,999,526	1,980,587	1,650,365

The following table shows the allocation of the allowance for credit losses at the indicated dates.

	As of December 31,
	2023			2022
			Percent of			Percent of
			Loans in			Loans in
		Allowance	Category		Allowance	Category
	Loan	by Loan	to Total	Loan	by Loan	to Total
	Balance	Category	Loans	Balance	Category	Loans

	(Dollars in thousands)
Commercial and industrial	$162,691	$4,216	8.4%	$184,521	$2,885	13.8%
Real estate:
Residential	85,555	979	4.4	109,927	1,742	7.0
Multifamily residential	246,840	5,431	12.8	234,868	1,124	12.4
Owner-occupied CRE	497,360	4,561	25.8	641,815	4,999	23.6
Non-owner occupied CRE	899,332	6,506	46.7	807,996	8,062	41.3
Construction and land	9,534	298	0.5	9,109	68	0.8
Total real estate	1,738,621	17,775	90.3	1,803,715	15,995	85.2
Consumer	738	9	0.0	4,183	20	0.3
PCD loans	25,723	—	1.3	28,787	—	0.7
Total Loans	$1,927,773	$22,000	100.0%	$2,021,206	$18,900	100.0%

As of December 31, 2023, the Company individually evaluated $13.0 million of loans, all of which were on nonaccrual status. Of these individually evaluated loans, $9.7 million had a specific allowance of $4.4 million as of

December 31, 2023. As of December 31, 2022, the Company individually evaluated $15.0 million in loans, inclusive of $14.3 million of nonaccrual loans and $759,000 of performing (accruing) modified loans to borrowers experiencing financial difficulty. Of these individually evaluated loans, $1.4 million had a specific allowance of $1.2 million as of December 31, 2022.

Management considers the allowance for credit losses for loans at December 31, 2023 to be adequate to cover future expected losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for credit losses for loans or that any increased allowance for credit losses for loans that may be required will not adversely impact our financial condition and results of operations. A further decline in national and local economic conditions as a result of unemployment levels, labor shortages and the effects of inflation, a potential recession, or slowed economic growth caused by increasing political instability from acts of war, as well as supply chain disruptions, among other factors, could result in a material increase in the allowance for credit losses for loans and may adversely affect the Company’s financial condition and results of operations. In addition, the determination of the amount of our allowance for credit losses for loans is subject to review by bank regulators as part of the routine examination process, which may result in additions to our allowance for credit losses based upon their judgment of information available to them at the time of their examination

Right-of-use assets and lease liabilities.  The Company recognizes operating leases on the Consolidated Balance Sheet as ROU assets and lease liabilities based on the value of the discounted future lease payments. ROU assets decreased $2.6 million, or 15.9%, to $13.9 million at December 31, 2023 from $16.6 million at December 31, 2022. Lease liabilities decreased $2.4 million, or 13.9%, to $14.8 million at December 31, 2023 from $17.2 million at December 31, 2022. The decrease in right-of-use assets and lease liabilities was due to normal amortization and depreciation expenses associated with these assets.

Premises and Equipment.  Premises and equipment increased $456,000, or 3.4%, to $13.7 million at December 31, 2023 from $13.3 million at December 31, 2022. This increase in premises and equipment was driven by purchases of equipment during the year, partially offset by normal amortization and depreciation expenses associated with these assets.

Deposits.  Deposits are our primary source of funding and consists of core deposits from the communities served by our branch and office locations. We offer a variety of deposit accounts with a competitive range of interest rates and terms to both consumers and businesses. Deposits include interest bearing and noninterest bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts. These accounts earn interest at rates established by management based on competitive market factors, management’s desire to increase certain product types or maturities, and in keeping with our asset/liability, liquidity and profitability objectives. Competitive products, competitive pricing and high touch client service are important to attracting and retaining these deposits. Total deposits increased $47.3 million, or 2.3%, to $2.1 billion at December 31, 2023 compared to the year ended December 31, 2022. Noninterest bearing deposits totaled $646.3 million, or 30.3% of total deposits, at December 31, 2023 compared to $773.3 million, or 37.1% of total deposits, at December 31, 2022. During the year ended December 31, 2023, there was a shift in interest rate sensitive clients moving a portion of their non-operating deposit balances from lower costing deposits, including noninterest-bearing deposits, into higher costing money market and time deposits.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered at the dates indicated.

	December 31,
	2023		2022		2021
		Percent		Percent		Percent
		of Total		of Total		of Total
	Amount	Deposits	Amount	Deposits	Amount	Deposits

	(Dollars in thousands)
Demand deposits	$646,278	30.3%	$773,274	37.1%	$710,137	35.8%
NOW accounts	283,089	13.3	319,042	15.3	359,015	18.1
Savings	102,073	4.8	122,022	5.9	125,832	6.3
Money market	624,066	29.3	577,792	27.7	568,094	28.6
Time deposits	477,244	22.4	293,349	14.1	222,161	11.2
Total	$2,132,750	100.0%	$2,085,479	100.0%	$1,985,239	100.0%

The following table shows a summary of our average deposit amounts and average rates paid during the years indicated:

	December 31,
	2023		2022		2021
		Weighted		Weighted		Weighted
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

	(Dollars in thousands)
NOW accounts	$299,836	0.09%	$340,465	0.10%	$320,568	0.09%
Savings	110,936	0.13	125,746	0.14	119,778	0.14
Money market	622,500	1.64	664,993	0.49	569,122	0.40
Time deposits	415,343	3.22	280,011	0.91	230,103	0.94
Total interest bearing deposits	1,448,615	1.66	1,411,215	0.44	1,239,571	0.39
Noninterest bearing deposits	687,319	—	789,825	—	725,443	—
Total deposits	$2,135,934	1.13%	$2,201,040	0.29%	$1,965,014	0.25%

The following table shows time deposits by maturity and rate as of December 31, 2023.

Time deposits

(Dollars in thousands)
Maturities:
Due in three months or less	$120,898
Due in over three months through six months	127,447
Due in over six months through 12 months	124,025
Total due within 12 months	372,370
Due in over 12 months through 24 months	90,532
Due in over 24 months	14342
Total due over 12 months	104,874
Total	$477,244

As of December 31, 2023 and 2022, approximately $1.0 billion, or 45.4% of total deposits and $1.1 billion, or 53.3% of total deposits respectively, were uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for United Business Bank’s regulatory reporting requirements.

The following table sets forth the portion of our time deposits that are in excess of the FDIC insurance limit, by remaining time until maturity, as of December 31, 2023.

(Dollars in thousands)

Less than 3 months	$14,164
Over 3 through 6 months	17,770
Over 6 through 12 months	17,813
Over 12 months	41,680
Total	$91,427

For additional information regarding our deposits, see “Note 11 – Deposits” of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Borrowings.  Although deposits are our primary source of funds, we may from time to time utilize borrowings as a cost-effective source of funds when they can be invested at a positive interest rate spread, for additional capacity to fund loan demand, or to meet our asset/liability management goals. We are a member of and may obtain advances from the FHLB of San Francisco, which is part of the Federal Home Loan Bank System. The eleven regional Federal Home Loan Banks provide a central credit facility for their member institutions. These advances are provided upon the security of certain of our mortgage loans and mortgage-backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2023 and 2022, we had the ability to borrow from the FHLB up to $576.9 million and $473.6 million, respectively. At both December 31, 2023 and 2022, there were no FHLB advances outstanding. In addition, the Bank maintained a short-term borrowing line of credit with the FRB of San Francisco based on PPP loans pledged as collateral. This line was closed during 2023, with no FRB borrowings outstanding at December 31, 2023. The Bank did not participate in the FRB of San Francisco Bank Term Funding Program.

The Bank also has uncommitted Federal Funds lines with four corresponding banks. Cumulative available commitments totaled $65.0 million at both December 31, 2023 and December 31, 2022. There are no amounts outstanding under these facilities at both December 31, 2023 and 2022.

At December 31, 2023 and 2022, the Company had outstanding junior subordinated debt, net of marked-to-market, related to junior subordinated deferrable interest debentures assumed in connection with its previous acquisitions totaling $8.6 million and $8.5 million, respectively. For additional information, see “Note 13 — Junior Subordinated Deferrable Interest Debentures” in the Notes to the Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

At December 31, 2023, the Company had outstanding subordinated debt, net of costs to issue, totaling $63.9 million compared to $63.7 million at December 31, 2022. For additional information, see “Item 1–Business – Sources of Funds”, contained in this Form 10-K. See also, “Note 14 — Subordinated Debt” in the Notes to the Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

We are required to provide collateral for certain local agency deposits. At both December 31, 2023 and December 31, 2022, the FHLB of San Francisco had issued a letter of credits on behalf of the Bank totaling $40.6 million as collateral for local agency deposits.

Shareholders’ equity.  Shareholders’ equity decreased $4.3 million, or 1.3%, to $312.9 million at December 31, 2023 from $317.1 million at December 31, 2022. The decrease in shareholders’ equity was primarily due to the repurchase of $24.1 million of our common stock during 2023 and cash dividends of $4.8 million, partially offset by $27.4 million of net income. In addition, shareholder’s equity was adversely impacted by increased unrealized losses on available for sale securities reflecting the increase in market interest rates during the year, resulting in a $3.0 million increase in accumulated other comprehensive loss, net of tax for the year ended December 31, 2023.

During the year ended December 31, 2023, the Company repurchased a total of 1,329,040 shares of its common stock at a total cost of $18.14 per share. At December 31, 2023, 359,752 shares remain available for future purchases under the current stock repurchase plan. For additional information related to our stock repurchases, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Stock Repurchases” contained in this Form 10-K.

Comparison of Operating Results for the Years Ended December 31, 2023 and 2022

Earnings summary.  We reported net income of $27.4 million for the year ended December 31, 2023, compared to $23.7 million for the year ended December 31, 2022, an increase of $3.7 million, or 15.6%. Net income for the year ended December 31, 2023 reflects a $1.2 million increase in net interest income, a $2.4 million decrease in provision for credit losses, an $876,000 increase in noninterest income and a $1.3 million decrease in noninterest expenses, partially offset by a $2.0 million increase in provision for income taxes. Diluted earnings per share were $2.27 for the year ended December 31, 2023, an increase of $0.46 from diluted earnings per share of $1.81 for the year ended December 31, 2022.

Our efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income before provision for credit losses and noninterest income, was 61.69% for the year ended December 31, 2023, compared to 64.13% for the year ended December 31, 2022. The improvement in the efficiency ratio during the year ended December 31, 2023 was primarily due to higher revenues, coupled with a slight decrease in total noninterest expenses.

Interest income.  Interest income for the year ended December 31, 2023 was $126.3 million, compared to $107.1 million for the year ended December 31, 2022, an increase of $19.3 million or 18.0%. The increase in interest income between periods reflects increases in interest income in all interest-earning asset categories, with the largest increases from loans, and fed funds sold and interest bearing balances in banks. Increased yields earned on interest-earning assets, along with an increase in the average balance of fed funds sold and interest bearing balances in banks, were the primary drivers for the increase in interest income.

Interest income on loans, including fees increased $10.6 million, or 14.6%, to $106.3 million for the year ended December 31, 2023, compared to $95.7 million for the year ended December 31, 2022. The increase was primarily due to a 48 basis point increase in the average loan yield and, to a lesser extent, a $20.7 million increase in the average balance of loans. The average yield earned on loans, including the accretion of the net discount and deferred PPP loan fees recognized for the year ended December 31, 2023 was 5.32%, compared to 4.84% for the year ended December 31, 2022. Interest income included $92,000 in fees earned related to PPP loans during the year ended December 31, 2023, compared to $2.0 million in same period a year ago. As of December 31, 2023, there was a minimal amount of unrecognized PPP deferred fees and costs. Interest income on loans for the year ended December 31, 2023 and 2022, included $486,000 and $1.3 million respectively, in fees related to prepayment penalties. Interest income on loans for the year ended December 31, 2023 and December 31, 2022 included $44,000 in amortization and $2.3 million in accretion respectively, of the net discount on acquired loans and revenue from PCD loans in excess of discounts. The remaining net discount on these acquired loans was $395,000 and $522,000 at December 31, 2023 and 2022, respectively.

Interest income on investment securities, excluding FRB and FHLB stock, increased $908,000, or 14.9%, to $7.0 million for the year ended December 31, 2023 from $6.1 million for the year ended December 31, 2022. The increase was due to an 80 basis point increase in the yield on investment securities to 4.05% for the year ended December 31, 2023 from 3.25% for the year ended December 31, 2022, partially offset by a $14.4 million decrease in the average balance of investment securities. Dividends on FHLB and FRB stock totaled $1.4 million and $1.2 million for the years ended December 31, 2023 and 2022, respectively.

Interest income on fed funds sold and interest-bearing balances in banks increased $7.6 million, or 187.9% to $11.6 million for the year ended December 31, 2023 from $4.0 million for the year ended December 31, 2022. The increase was due to a 385 basis point increase in the yield on fed funds sold and interest-bearing balance in banks to 5.20% for the year ended December 31, 2023 from 1.35% for the year ended December 31, 2022, partially offset by a $74.6 million decrease in the average balance of federal funds sold and interest-bearing balances in banks for the year ended December 31, 2023 compared to the same period in 2022.

Interest expense. Interest expense increased $18.1 million, or 175.0%, to $28.5 million for the year ended December 31, 2023 from $10.4 million for the year ended December 31, 2022, reflecting higher funding costs related to increased rates of interest payable on our money market and time deposits and junior subordinated debentures. The average rate paid on interest bearing liabilities for the year ended December 31, 2023 was 1.87% compared to 0.70% for year ended December 31, 2022. The total average balance of interest-bearing liabilities increased $37.9 million, or 2.55%, to

$1.5 billion for the year ended December 31, 2023, from the year ended December 31, 2022, primarily due to an increase in interest-bearing time deposits.

Interest expense on deposits increased $17.8 million, or 283.2%, to $24.0 million for the year ended December 31, 2023 from $6.3 million for the year ended December 31, 2022, primarily due to increases in the average rate paid on money market and accounts and time deposits, and an increase in the average balance of time deposits. The average rate paid on interest bearing deposits increased to 1.66% for the year ended December 31, 2023, from 0.44% for the year ended December 31, 2022, with the average rate paid on money market deposits increasing 115 basis points to 1.64% during 2023 compared to 0.49% during 2022, and the average rate paid on time deposits increasing 231 basis points to 3.22% during 2023 compared to 0.91% during 2022. The overall average cost of deposits, which includes noninterest-bearing deposits, for the year ended December 31, 2023 increased to 1.13%, compared to 0.29% for the year ended December 31, 2022. The average balance of noninterest bearing deposits decreased $102.5 million, or 13.0%, to $687.3 million for the year ended December 31, 2023 compared to $789.8 million for the year ended December 31, 2022. The increase in the cost of interest bearing deposits between the years was driven by market and competitive factors following increases in the target Fed Funds Rate.

Interest expense on borrowing, which consisted solely of subordinated debt and junior subordinated debentures, increased $345,000, or 8.5%, to $4.4 million for the year ended December 31, 2023, from $4.1 million for the year ended December 31, 2022 due to higher overall interest rates. The average balance of borrowings outstanding increased $451,000 to $72.5 million for the year ended December 31, 2023, compared to $72.1 million for the year ended December 31, 2022. The average cost of borrowings increased 45 basis points to 6.10% for the year ended December 31, 2023, from 5.66% for the year ended December 31, 2022.

Net interest income and net interest margin.  Net interest income increased $1.2 million, or 1.2%, to $97.9 million for the year ended December 31, 2023 compared to $96.7 million for the year ended December 31, 2022. The increase in net interest income primarily was due to increases in interest income on loans, federal funds sold and interest-bearing balances in banks and, to a lesser extent, investment securities, including dividends on FRB and FHLB stock, partially offset by higher funding costs related to our deposits and junior subordinated debentures due to higher market rates.

Net interest margin for the year ended December 31, 2023 was 4.05%, a 15 basis point increase from 3.90% for the year ended December 31, 2022. The increase in net interest margin reflects the increased net interest income resulting from variable-rate interest-earning assets beginning to reprice higher, outpacing rising costs on average interest-bearing liabilities, and a lower average balance of interest earning assets.

The average yield on PPP loans for the year ended December 31, 2023 was 2.71%, including the recognition of deferred fees, resulting in a negative impact of one basis points to the net interest margin during the year ended December 31, 2023, compared to an average yield of 4.88%, including the recognition of deferred fees, resulting in a positive impact of eight basis points during the year ended December 31, 2022, respectively. The impact of PPP loans on net interest margin in the future is expected to be negligeable, given that a significant portion of these loans in the portfolio have been repaid.  Accretion of acquisition accounting discounts on loans and the recognition of revenue from PCD loans in excess of discounts increased our net interest margin by three basis points and 11 basis points for the years ended December 31, 2023 and 2022, respectively.

The average yield on interest earning assets for the year ended December 31, 2023 was 5.23%, a 92 basis point increase from 4.31% for the year ended December 31, 2022, primarily due to higher market interest rates, while the average cost of interest bearing liabilities for the year ended December 31, 2022 was 1.87%, a 117 basis point increase from 0.70% for the year ended December 31, 2022.

Average Balances, Interest and Average Yields/Cost.  The following table presents, for the periods indicated, information about (i) average balances, the total dollar amount of interest income from interest earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest bearing liabilities and the resultant average yields; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin. Yields have been calculated on a pre-tax basis. Loan yields include the effect of amortization or accretion of deferred loan fees/costs and purchase accounting premiums/ discounts to interest and fees on loans. Non-accrual loans are included in the average balance.

	Year ended December 31,
	2023			2022			2021

	(Dollars in thousands)
			Annualized			Annualized			Annualized
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Cost	Balance(1)	Interest	Yield/Cost	Balance	Interest	Yield

	(Dollars in thousands)
Interest earning assets
Fed Funds sold and interest-bearing balances in banks	$222,785	$11,589	5.20%	$297,430	$4,025	1.35%	$413,583	$666	0.16%
Investments securities	172,615	6,993	4.05%	186,974	6,085	3.25%	128,689	3,892	3.02%
FHLB Stock	11,124	862	7.75%	10,484	684	6.52%	8,198	494	6.02%
FRB Stock	9,615	577	6.00%	9,150	549	6.00%	7,629	458	6.00%
Total loans	1,999,172	106,316	5.32%	1,978,453	95,722	4.84%	1,623,068	76,099	4.69%
Total interest earning assets	2,415,311	126,337	5.23%	2,482,491	107,065	4.31%	2,181,167	81,609	3.74%
Noninterest earning assets	142,160			138,187			140,632
Total average assets	$2,557,471			$2,620,678			$2,321,799
Interest bearing liabilities
Savings	$110,936	147	0.13%	$125,746	174	0.14%	$119,778	165	0.14%
NOW accounts	299,836	279	0.09%	340,465	325	0.10%	320,568	287	0.09%
Money market	622,500	10,238	1.64%	664,993	3,238	0.49%	569,122	2,266	0.40%
Time deposits	415,343	13,376	3.22%	280,011	2,536	0.91%	230,103	2,157	0.94%
Total interest bearing deposit accounts	1,448,615	24,040	1.66%	1,411,215	6,273	0.44%	1,239,571	4,875	0.39%
Subordinated debt, net	63,792	3,582	5.62%	63,623	3,582	5.63%	63,453	3,582	5.65%
Junior subordinated debentures, net	8,522	841	9.87%	8,442	496	5.87%	8,361	345	4.12%
Other borrowings	201	—	—%	—	—	—%	1,737	—	—%
Total interest bearing liabilities	1,521,130	28,463	1.87%	1,483,280	10,351	0.70%	1,313,122	8,802	0.67%
Noninterest bearing deposits	687,319			789,825			725,443
Other noninterest bearing liabilities	36,127			30,039			26,652
Noninterest bearing liabilities	723,446			819,864			752,095
Total average liabilities	2,244,576			2,303,144			2,065,217
Average equity	312,895			317,534			256,582
Total average liabilities and equity	$2,557,471			$2,620,678			$2,321,799
Net interest income		$97,874			$96,714			$72,807

Interest rate spread (2)			3.36%			3.61%			3.07%
Net interest margin (3)			4.05%			3.90%			3.34%
Ratio of average interest earning assets to average interest bearing liabilities			158.78%			167.36%			166.11%
(1)	Average balances are average daily balances.
(2)	Interest rate spread is calculated as the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(3)	Net interest margin is calculated as net interest income divided by total average earning assets.

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

	Year ended December 31,			Year ended December 31,
	2023 compared to 2022			2022 compared to 2021
	Increase/(Decrease)			Increase/(Decrease)
	Attributable to			Attributable to
	Rate	Volume	Total	Rate	Volume	Total

	(Dollars in thousands)			(Dollars in thousands)
Interest earning assets
Fed funds sold and interest bearing balances in banks	$8,574	$(1,010)	$7,564	$3,546	$(186)	$3,360
Investments securities	1,375	(467)	908	430	1,762	2,192
FHLB stock and FRB stock	137	69	206	52	229	281
Total loans	9,592	1,002	10,594	2,960	16,663	19,623
Total interest income	19,678	(406)	19,272	6,988	18,468	25,456

Interest bearing liabilities
Savings	(6)	(21)	(27)	1	8	9
NOW accounts	(7)	(39)	(46)	20	18	38
Money market accounts	7,207	(207)	7,000	590	382	972
Time deposits	9,614	1,226	10,840	(90)	468	378
Total deposit accounts	16,808	959	17,767	521	876	1,397
Subordinated debt, net	—	—	—	—	—	—
Junior subordinated debentures, net	340	5	345	148	4	152
Other borrowings	—	—	—	—	—	—
Total interest expense	17,148	964	18,112	669	880	1,549
Net interest income	$2,530	$(1,370)	$1,160	$6,319	$17,588	$23,907

Provision for credit losses.  We recorded a $2.0 million provision for credit losses for the year ended December 31, 2023, compared to a $4.4 million provision for loan losses for the year ended December 31, 2022, respectively. As previously discussed, for the year ended December 31, 2023, the provision for credit losses was primarily due to a $3.3 million increase in reserves for individually evaluated loans, $550,000 of net loan charge-offs during the year and an additional reserve taken on a loan to a Trust. The increase in specific reserves included one commercial real estate loan and one multifamily loan. Based on updated appraisals received during the fourth quarter of 2023, the underlying collateral values of these loans experienced declines due to property specific factors and conditions. The change in the provision was partially offset by a decrease in the quantitative reserve primarily due to improvements in forecasted economic conditions, specifically, national gross domestic product and national unemployment indicators utilized to estimate credit losses over the next four quarters, as compared to those used in estimating the allowance for credit losses on loans at adoption, and to a lesser extent a decrease in outstanding loan balances. There was an adjustment to the determined risk level for the effect of other external factors such as legal and regulatory requirements on the level of estimated credit losses in the portfolio qualitative factor during the year ended December 31, 2023.

We recorded net charge-offs of $550,000 for the year ended December 31, 2023 compared to $3.2 million for the year ended December 31, 2022.

Noninterest income.  Noninterest income increased $877,000, or 14.4%, to $7.0 million for the year ended December 31, 2023 compared to $6.1 million for the year ended December 31, 2022. The increase was primarily due to a $3.4 million decrease in loss on equity securities and a $1.2 million increase in income on investment in a SBIC fund, partially offset by a $2.2 million decrease in gain on sale of loans as a result of a decrease in the volume of loans sold.  In addition, we recorded a $1.7 million bargain purchase gain related to the PEB merger in 2022, which did not recur in 2023. During the year ended December 31, 2023, the Company sold $7.2 million of SBA loans (the guaranteed portion), which generated a gain on sale of $508,000, compared to the sale of $34.0 million of SBA loans (the guaranteed portion) with a gain on sale of $2.7 million for the year ended December 31, 2022.

The following table presents the key components of noninterest income for the years ended December 31, 2023 and 2022.

	December 31,
	2023	2022 (As Restated)	$ Change	% Change

	(Dollars in thousands)
Gain on sale of loans	$508	$2,747	$(2,239)	(81.5)%
Loss on equity securities	(1,141)	(4,573)	3,432	(75.0)%
Service charges and other fees	3,570	3,107	463	14.9%
Loan servicing and other loan fees	1,879	2,176	(297)	(13.6)%
Income on investment in SBIC fund	1,097	(70)	1,167	(1,667.1)%
Bargain purchase gain	—	1,665	(1,665)	N/M %
Other income and fees	1,064	1,048	16	1.5%
Total noninterest income	$6,977	$6,100	$877	14.4%
N/M - Not meaningful

Noninterest expense.  Noninterest expense decreased $1.3 million, or 1.9%, to $64.7 million for the year ended December 31, 2023 compared to $65.9 million for the year ended December 31, 2022. The changes in noninterest expense included a $1.2 million decrease in other noninterest expenses due primarily to $3.1 million in PEB acquisition-related expenses in 2022 with no similar expenses in 2023, and a $347,000 decrease in data processing expense due to $1.1 million in PEB acquisition-related expenses incurred in 2022 (absent in 2023) and vendor data processing invoice credits in 2023, partially offset by increased data processing volume, annual price increases, and data processing project expense in 2023.  There was also a $226,000 decrease in occupancy and equipment expense due to $375,000 of PEB acquisition-related expenses incurred in 2022 (absent in 2023), partially offset by increased depreciation and property maintenance expense.  Salaries and employee benefits increased $521,000 due to annual wage increases and an increase in full-time equivalent employees, partially offset by decreased incentive compensation expenses due to lower financial and operational performance of the Company.

The following table presents the key components of noninterest expense for the periods indicated:

	Year ended December 31,
	2023	2022	$ Change	% Change

	(Dollars in thousands)
Salaries and employee benefits	$41,001	$40,480	$521	1.3%
Occupancy and equipment	8,158	8,384	(226)	(2.7)%
Data processing	6,622	6,969	(347)	(5.0)%
Other	8,897	10,102	(1,205)	(11.9)%
Total noninterest expense	$64,678	$65,935	$(1,257)	(1.9)%

Income taxes.   Income tax expense increased $2.0 million, or 23.3%, to $10.7 million for the year ended December 31, 2023 from $8.7 million for the year ended December 31, 2022, reflecting an increase in pre-tax income for the period ended December 31, 2023. The Company’s effective tax rate was 28.1% for the year ended December 31, 2023 compared to 26.8% for 2022. The effective tax rate for the year ended December 31, 2022 was positively impacted by the non-taxable bargain purchase gain in 2022.

Comparison of Operating Results for the Years Ended December 31, 2022 and 2021

For a discussion of the Company’s 2022 results compared to 2021, refer to Part I, Item 7 of our Annual Report on Form 10-K/A for the year ended December 31, 2022, which was filed with the SEC on July 25, 2023.

Liquidity and Capital Resources

Planning for our normal business liquidity needs, both expected and unexpected, is done on a daily and short term basis through the cash management function. On a longer term basis, it is accomplished through the budget and strategic planning functions, with support from internal asset/liability management software model projections.

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. We rely on several different sources to meet our potential liquidity demands. Our primary sources of funds are deposits, principal and interest payments on loans and proceeds from sale of loans. During the years ended December 31, 2023, 2022 and 2021, the Bank sold $9.6 million, $42.5 million and $45.8 million in loans and loan participation interests, and received $196.7 million, $469.6 million and $490.3 million in principal repayments, respectively.

While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions, and competition.

During the years ended December 31, 2023 and 2022, deposits increased by $47.3 million and $100.2 million, respectively.  Liquid assets in the form of cash and cash equivalents, time deposit in banks and investment securities available-for-sale increased to $471.9 million at December 31, 2023 from $333.1 million at December 31, 2022. Further, Management believes that our security portfolio is of high quality, ensuring marketability. Securities purchased during the years ended December 31, 2023 and 2022, excluding FHLB and FRB stock, totaled $25.3 million and $28.9 million, while securities repayments, maturities and sales in those periods were $11.6 million, and $11.1 million, respectively. Certificates of deposit scheduled to mature in one year or less at December 31, 2023, totaled $372.2 million. It is management’s policy to manage deposit rates that are competitive with other local financial institutions and, as a result of this strategy, we believe that a significant portion of our maturing certificates of deposit will be retained.

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of December 31, 2023, the Bank had an available borrowing capacity of $576.9 million with the FHLB of San Francisco, with no borrowings outstanding at that date. The Bank also had Federal Funds lines with available commitments totaling $65.0 million with four correspondent banks. There were no amounts outstanding under these facilities at both December 31, 2023 and 2022. Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible.

Liquidity management is both a daily and long-term function of the Company’s management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer-term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and U.S. agency securities. We use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. Loan commitments and letters of credit were $77.4 million and $97.5 million, including $133,000 and $5.3 million of undisbursed construction and development loan commitments, at December 31, 2023 and 2022, respectively. For information regarding our commitments, see “Note 16 - Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10 K.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $30.8 million and $39.6 million for the years ended December 31, 2023 and 2022, respectively. During the year ended December 31, 2023 and December 31, 2022, net cash provided by investing activities, which consisted primarily of net change in loans receivable and purchases, sales and maturities of investment securities, was $80.4 million and $53.9 million, respectively. Financing activities, comprised primarily of net change in deposit, provided net cash of $19.5 million during the year ended December 31, 2023, compared to $296.4 million of net cash used in financing activities for the year ended December 31, 2022.

We incur capital expenditures on an ongoing basis to expand and improve our product offerings, enhance and modernize our technology infrastructure, and to introduce new technology-based products to compete effectively in our markets. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, current and projected demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations. The Bank utilizes funds to acquire, upgrade, and maintain its equipment, IT infrastructure and operating locations, with the investment intended to provide longer-term utility to the Company’s business. Based on current capital allocation objectives, there are no projects scheduled for capital investments in premises, IT infrastructure and equipment during the year ending December 31, 2024 that would materially impact liquidity. We also have purchase obligations, generally with remaining terms of less than three years and contracts with various vendors to provide services, including information processing, for periods generally ranging from one to five years, for which our financial obligations are dependent upon acceptable performance by the vendor.

In addition, at December 31, 2023, we had other future obligations and accrued expenses of $33.7 million. As of December 31, 2023, we project that our future commitments will include $14.8 million of operating lease payments. There are $4.2 million of scheduled interest payments due on Notes and junior subordinate debentures in 2023 (excluding any other borrowings that may be made after December 31, 2023). In addition, at December 31, 2023, there were other future obligations and accrued expenses of $14.7 million. For information regarding our operating leases, see “Note 7, Leases” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K. We believe that our liquid assets combined with the available lines of credit provide adequate liquidity to meet our current financial obligations for at least the next 12 months.

BayCom Corp is a separate legal entity from the Bank and must provide for its own liquidity. At December 31, 2023, the Company, on an unconsolidated basis, had liquid assets of $13.0 million. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders, funds paid out for Company stock repurchases, and payments on trust-preferred securities and the Notes held at the Company level. The Company has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends.

During 2023, the Company declared $4.8 million of cash dividends on its common stock, of with $1.2 million remained to be paid on January 12, 2024. The Company expects to continue to pay quarterly cash dividends on its common stock, subject to the Board of Director’s discretion to modify or terminate this practice at any time and for any reason without prior notice. On February 22, 2024, the Company declared a quarterly cash dividend of $0.10 per share on the Company’s outstanding common stock payable on April 12, 2024 to shareholders of record as of the close of business on March 8, 2024. Assuming continued payment during 2024 at this rate of $0.10 per share, our average total dividend paid each quarter would be approximately $1.2 million based on the number of our current outstanding shares at December 31, 2023. The dividends, if any, we may pay may be limited as more fully discussed under “Business – Supervision and Regulation – BayCom Corp – Dividends” and “– Regulatory Capital Requirements” contained in “Part I. Item 1. Business” of this Form 10-K.

From time to time, our Board of Directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans may also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. In April 2023, the Company’s Board of Directors approved its seventh stock repurchase program, which was completed in August 2023, authorizing the Company to repurchase up to five percent of the Company’s common stock, or approximately 619,000 shares. In August 2023, the Company’s Board of Directors approved its eighth stock repurchase program, authorizing the Company to repurchase up to five percent of the Company’s common stock, or approximately 588,000 shares, of which 359,752 shares remained available for repurchase at December 31, 2023. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares. See "Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Form 10-K for additional information relating to stock.

Regulatory capital. The Bank, as a state-chartered, federally insured commercial bank, and member of the Federal Reserve is subject to the capital requirements established by the Federal Reserve. The Federal Reserve requires the Bank to maintain capital adequacy that generally parallels the FDIC requirements. The capital adequacy requirements are quantitative measures established by regulation that require the Bank to maintain minimum amounts and ratios of capital. The FDIC requires the Bank to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 Leverage Capital to average assets. Consistent with our goal to operate a sound and profitable organization, our policy is for the Bank to maintain “Well Capitalized” status under the Federal Reserve regulations. Based on capital levels at December 31, 2023 and 2022, the Bank was considered to be Well Capitalized.

The table below shows the capital ratios under the Basel III capital framework as of the dates indicated:

					Minimum
			Minimum		Regulatory
			Regulatory		Requirement for
	Actual		Requirement		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
BayCom Corp
As of December 31, 2023
Tier 1 leverage ratio	$282,402	11.56%	$97,708	4.00%	$122,135	5.00%
Common equity tier 1 capital	282,402	14.41	88,200	4.50	127,400	6.50
Tier 1 capital to risk-weighted assets	291,887	14.89	117,600	6.00	156,800	8.00
Total capital to risk-weighted assets	379,112	19.34	156,800	8.00	196,000	10.00
United Business Bank
As of December 31, 2023
Tier 1 leverage ratio	$328,303	13.08%	$100,383	4.00%	$125,479	5.00%
Common equity tier 1 capital	328,303	16.94	87,222	4.50	125,987	6.50
Tier 1 capital to risk-weighted assets	328,303	16.94	116,296	6.00	155,062	8.00
Total capital to risk-weighted assets	350,528	18.08	155,062	8.00	193,827	10.00

In addition to the minimum capital ratios, the Bank must maintain a capital conservation buffer consisting of additional Common Equity Tier 1 capital greater than 2.5% above the required minimum levels to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. At December 31, 2023, the Bank’s Common Equity Tier 1 capital exceeded the required capital conservation buffer.

For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company’s subsidiary banks to be Well Capitalized under the prompt corrective action regulations. If the Company were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at December 31, 2023, the Company would have exceeded all regulatory capital requirements.

For additional information see “Item 1. Business — Supervision and Regulation — United Business Bank — Capital Requirements” and Note 19, “Regulatory Matters” in the Notes to the Consolidated Financial Statements, included in “Item 8. Financial Statements and Supplementary Data”, within this Form 10-K.

Item 7A Quantitative and Qualitative Disclosures About Market Risk

Market Risk.  Market risk represents the risk of loss due to changes in market values of assets and liabilities. We incur market risk in the normal course of business through exposures to market interest rates, equity prices, and credit spreads. We have identified two primary sources of market risk: interest rate risk and price risk.

Interest Rate Risk.  Interest rate risk is the risk to earnings and value arising from changes in market interest rates. Interest rate risk arises from timing differences in the repricing and maturities of interest earning assets and interest bearing liabilities (reprice risk), changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers’ ability to prepay residential mortgage loans at any time and depositors’ ability to redeem certificates of deposit before maturity (option risk), changes in the shape of the yield curve where interest rates increase or decrease in a nonparallel fashion (yield curve risk), and changes in spread relationships between different yield curves, such as U.S. Treasuries and SOFR (basis risk).

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

	Net Interest Income Sensitivity Immediate Changes in Rates (1)
	-300	-200	-100	+100	+200	+300

			(Dollars in thousands)
December 31, 2023
Dollar change	$(24,515)	$(13,747)	$(4,176)	$(2,007)	$(2,449)	$(3,424)
Percent change	(12)%	(6)%	(2)%	(1)%	(1)%	(2)%
December 31, 2022
Dollar change	$(36,258)	$(24,298)	$(32,425)	$(1,395)	$(2,544)	$(4,176)
Percent change	(16)%	(11)%	(14)%	(1)%	(1)%	(2)%
(1)	This data does not reflect any actions that we may undertake in response to changes in interest rates such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on net interest income, if any.

As with any method used to assess interest rate risk, there are inherent limitations in the methodology described above. The model operates on the assumption that interest rate changes occur as instantaneous parallel shifts in the yield curve. However, in reality, rate adjustments seldom happen instantly. The simplifying assumption that short-term and long-term rates change uniformly may not accurately represent historical rate patterns, which often exhibit non-parallel yield curve shifts. Moreover, the model assumes that assets and liabilities with similar maturity or repricing periods will respond uniformly to rate changes. In practice, certain financial instruments may react in anticipation of market rate changes, while others may lag behind. Additionally, the methodology does not fully consider the impact of annual and lifetime restrictions on rate changes for specific assets, such as adjustable-rate loans. Actual loan prepayments and early withdrawals from certificates may significantly differ from the assumptions made in the model when interest rates change. Lastly, the methodology does not evaluate the potential impact of higher rates on the ability of adjustable-rate loan borrowers to manage their debt. The Company takes all these factors into account when monitoring its exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

BAYCOM CORP AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

BayCom Corp

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of BayCom Corp and Subsidiary (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

Change in Accounting Principle

As discussed in Notes 1 and 5 to the consolidated financial statements, the Company has changed its method of accounting for credit losses due to the adoption of Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Allowance for Credit Losses for Loans and Leases

As described in Notes 1 and 5 to the consolidated financial statements, the Company adopted Accounting Standards Update No. 2016-13 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as of January 1, 2023, using the modified retrospective method. Upon adoption, the Company recorded a decrease to retained earnings of $491,000, net of taxes, for the cumulative effect of adopting Topic 326. The Company’s allowance for credit losses was $22 million as of December 31, 2023, and is estimated using relevant information, from both internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts.

We identified the elections and key assumptions involved in the adoption of Topic 326, as well as the estimation of qualitative internal and external risk factors and the application of forecasted economic conditions within the calculation of the allowance for credit losses as a critical audit matter. The principal considerations for our determination of the allowance for credit losses as a critical audit matter is the subjectivity and significant judgment required by management in the determination of these elections and key assumptions. Auditing management’s judgements regarding the reasonable and supportable forecast and qualitative internal and external risk factors involved significant audit effort, including a high degree of subjectivity and judgment when performing the audit procedures and evaluating the results of those procedures.

The primary procedures we performed to address this critical audit matter included:

●	Testing the design, implementation and operating effectiveness of controls relating to management’s initial adoption of Topic 326 and the calculation of the allowance for credit losses on loans, including controls related to model development and validation and the evaluation of the qualitative internal and external risk factors.

●	Evaluating the appropriateness of the Company’s elections and key assumptions involved in the adoption of Topic 326.

●	Evaluating the reasonableness of the significant assumptions used by management as well as the relevance and reliability of the data used by management related to the qualitative internal and external risk factors.

●	Evaluating the reasonableness of the significant assumptions used by management as well as the relevance and reliability of the data used by management related to the forecasted economic conditions.

●	Tested the mathematical accuracy of the allowance for credit losses by reperforming or independently calculating significant elements of the estimate, as well as testing completeness and accuracy of the underlying data and model inputs used in the calculation.

/s/ Moss Adams LLP

Sacramento, California

March 15, 2024

We have served as the Company’s auditor since 2018.

Error! Hyperlink reference not valid.BAYCOM CORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2023 and 2022

(In thousands, except for share data)

	December 31,	December 31,
	2023	2022
		(As Restated)
ASSETS
Cash due from banks	$17,901	$26,980
Federal funds sold and interest-bearing balances in banks	289,638	149,835
Cash and cash equivalents	307,539	176,815
Time deposits in banks	1,245	2,241
Investment securities available-for-sale ("AFS"), at fair value, net of allowance for credit losses of $0 at both December 31, 2023 and December 31, 2022	163,152	154,004
Equity securities	12,585	13,757
Federal Home Loan Bank ("FHLB") stock, at par	11,313	10,679
Federal Reserve Bank ("FRB") stock, at par	9,626	9,602
Loans held for sale	—	2,380
Loans, net of allowance for credit losses of $22,000 at December 31, 2023 and $18,900 at December 31, 2022	1,905,829	2,002,224
Premises and equipment, net	13,734	13,278
Other real estate owned ("OREO")	—	21
Core deposit intangible, net	3,915	5,201
Cash surrender value of bank owned life insurance ("BOLI") policies, net	22,867	22,193
Right-of-use assets ("ROU"), net	13,939	16,569
Goodwill	38,838	38,838
Interest receivable and other assets	47,378	45,532
Total assets	$2,551,960	$2,513,334
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest and interest bearing deposits	$2,132,750	$2,085,479
Junior subordinated deferrable interest debentures, net	8,565	8,484
Subordinated debt, net	63,881	63,711
Salary continuation plan	4,552	4,840
Lease liabilities	14,752	17,138
Interest payable and other liabilities	14,591	16,533
Total liabilities	2,239,091	2,196,185
Commitments and contingencies (Note 16)
Shareholders' equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding at both December 31, 2023 and December 31, 2022	—	—
Common stock, no par value; 100,000,000 shares authorized; 11,551,271 and 12,838,462 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	180,913	204,301
Additional paid in capital	287	287
Accumulated other comprehensive loss, net of tax	(14,592)	(11,561)
Retained earnings	146,261	124,122
Total shareholders’ equity	312,869	317,149
Total liabilities and shareholders’ equity	$2,551,960	$2,513,334

The accompanying notes are an integral part of the consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2023, 2022 and 2021

(In thousands, except for share and per share data)

	2023	2022	2021
		(As Restated)
Interest income:
Loans, including fees	$106,316	$95,722	$76,099
Investment securities	6,993	6,085	3,893
Fed funds sold and interest-bearing balances in banks	11,589	4,025	665
FHLB dividends	862	684	494
FRB dividends	577	549	458
Total interest and dividend income	126,337	107,065	81,609
Interest expense:
Deposits	24,040	6,273	4,875
Subordinated debt	3,582	3,582	3,582
Junior subordinated deferrable interest debentures	841	496	345
Total interest expense	28,463	10,351	8,802
Net interest income	97,874	96,714	72,807
Provision for credit losses	2,015	4,441	466
Net interest income after provision for credit losses	95,859	92,273	72,341
Noninterest income:
Gain on sale of loans	508	2,747	4,795
Loss on equity securities	(1,141)	(4,573)	—
Service charges and other fees	3,570	3,107	2,403
Loan servicing and other loan fees	1,879	2,176	1,833
Income (loss) on investment in Small Business Investment Company (“SBIC”) fund	1,097	(70)	1,274
Bargain purchase gain	—	1,665	—
Other income and fees	1,064	1,048	963
Total noninterest income	6,977	6,100	11,268
Noninterest expense:
Salaries and employee benefits	41,001	40,480	33,761
Occupancy and equipment	8,158	8,384	7,384
Data processing	6,622	6,969	5,565
Other expense	8,897	10,102	8,419
Total noninterest expense	64,678	65,935	55,129
Income before provision for income taxes	38,158	32,438	28,480
Provision for income taxes	10,733	8,708	7,789
Net income	$27,425	$23,730	$20,691
Earnings per common share:
Basic earnings per common share	$2.27	$1.81	$1.90
Weighted average common shares outstanding	12,074,198	13,124,179	10,882,344

Diluted earnings per common share	$2.27	$1.81	$1.90
Weighted average common shares outstanding	12,074,198	13,124,179	10,882,344

The accompanying notes are an integral part of the consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31, 2023, 2022 and 2021

(In thousands)

	2023	2022	2021
		(As Restated)
Net income	$27,425	$23,730	$20,691
Other comprehensive loss:
Change in unrealized loss on available-for-sale securities	(4,255)	(19,275)	(740)
Deferred tax benefit	1,224	5,548	209
Other comprehensive loss, net of tax	(3,031)	(13,727)	(531)
Total comprehensive income	$24,394	$10,003	$20,160

The accompanying notes are an integral part of the consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended December 31, 2023, 2022 and 2021

(In thousands, except for share data)

				Accumulated
		Common	Additional	Other		Total
	Number of	Stock	Paid in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Capital	Income/(Loss)	Earnings	Equity
Balance, January 1, 2021	11,295,397	$167,242	$287	$2,697	$82,365	$252,591
Net income					20,691	20,691
Other comprehensive loss, net				(531)		(531)
Restricted stock granted	36,415					—
Restricted stock forfeited	(2,692)					—
Stock based compensation		1,407				1,407
Repurchase of shares	(648,734)	(11,551)				(11,551)
Balance, December 31, 2021	10,680,386	$157,098	$287	$2,166	$103,056	$262,607
Net income					23,730	23,730
Other comprehensive loss, net				(13,727)		(13,727)
Restricted stock granted	33,091					—
Restricted stock forfeited	(1,854)					—
Issuance of common shares to acquire Pacific Enterprise Bancorp	3,032,579	64,140				64,140
Cash dividends of $0.20 per share					(2,664)	(2,664)
Stock based compensation		1,022				1,022
Repurchase of shares	(905,740)	(17,959)				(17,959)
Balance, December 31, 2022 (As Restated)	12,838,462	$204,301	$287	$(11,561)	$124,122	$317,149
Net income					27,425	27,425
Other comprehensive loss, net				(3,031)		(3,031)
Cumulative change from adoption of ASU 2016-13, net of tax					(491)	(491)
Restricted stock granted	41,849					—
Cash dividends of $0.40 per share					(4,795)	(4,795)
Stock based compensation		726				726
Repurchase of shares	(1,329,040)	(24,114)				(24,114)
Balance, December 31, 2023	11,551,271	$180,913	$287	$(14,592)	$146,261	$312,869

The accompanying notes are an integral part of the consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2023, 2022 and 2021

(In thousands)

	Year ended
	December 31,
	2023	2022	2021
		(As Restated)
Cash flows from operating activities:
Net income	$27,425	$23,730	$20,691
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,015	4,441	466
Deferred tax expense (benefit)	1	(1,712)	117
Accretion on acquired loans	(876)	(375)	(1,262)
Gain on sale of loans	(508)	(2,747)	(4,795)
Gain on sale of securities	—	—	(41)
Proceeds from sale of loans	9,585	42,515	45,846
Loans originated for sale	(7,202)	(33,957)	(54,577)
Loss on sale of premises, net	—	—	(12)
Loss (gain) on sale of OREO	21	—	(15)
Bargain purchase gain	—	(1,665)	—
Accretion on junior subordinated debentures	81	81	251
Increase in cash surrender value of life insurance policies	(674)	(603)	(680)
Amortization/accretion of premiums/discounts on investment securities, net	340	592	499
Loss on equity securities	1,141	4,573	—
Depreciation and amortization	1,677	1,975	2,043
Core deposit intangible amortization	1,286	2,044	1,813
Stock based compensation expense	726	1,022	1,407
Decrease in deferred loan origination fees, net	(138)	(1,821)	(1,944)
Net change in interest receivable and other assets	1,753	(2,342)	(2,553)
(Decrease) increase in salary continuation plan, net	(288)	447	384
Net change in interest payable and other liabilities	(5,563)	3,414	2,791
Net cash provided by operating activities	30,802	39,612	10,429
Cash flows from investing activities:
Proceeds from maturities of interest bearing deposits in banks	996	1,344	4,133
Purchase of investment securities AFS	(25,267)	(28,878)	(91,024)
Proceeds from maturities, repayments and calls of investment securities AFS	11,555	11,052	27,955
Proceeds from sales of investment securities AFS	—	63	3,026
Purchase of FHLB stock	(634)	—	(648)
Purchase of FRB stock	(24)	(1,010)	(45)
Decrease (increase) in loans, net	95,899	53,789	(2,918)
Proceeds from sale of premises	—	—	46
Proceeds from sale of OREO	—	—	422
Purchase of equipment and leasehold improvements, net	(2,123)	(843)	(1,309)
Net cash received for acquisitions	—	18,423	—
Net cash provided by (used in) investing activities	80,402	53,940	(60,362)

The accompanying notes are an integral part of the consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

For the years ended December 31, 2023, 2022 and 2021

(In thousands)

	Year ended
	December 31,
	2023	2022	2021
		(As Restated)
Cash flows from financing activities:
(Decrease) increase in noninterest and interest bearing deposits in banks, net	(136,624)	(30,954)	168,389
Increase (decrease) in time deposits, net	183,895	(245,491)	(21,547)
Repayment of Federal Home Loan Bank borrowings	—	—	(5,000)
Repurchase of common stock	(24,114)	(17,959)	(11,551)
Dividends paid on common stock	(3,637)	(2,020)	—
Net cash provided by (used in) financing activities	19,520	(296,424)	130,291
Increase (decrease) in cash and cash equivalents	130,724	(202,872)	80,358
Cash and cash equivalents at beginning of period	176,815	379,687	299,329
Cash and cash equivalents at end of period	$307,539	$176,815	$379,687

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$26,961	$10,246	$9,013
Income taxes paid, net	12,151	7,648	7,100
Recognition of ROU assets	644	3,256	645
Recognition of lease liability	638	3,261	652

Non-cash investing and financing activities:
Change in unrealized loss on available-for-sale securities, net of tax	$(3,031)	$(13,727)	$(531)
Cash dividends declared on common stock not yet paid	(1,158)	(644)	—

Acquisition:
Assets acquired, net of cash received	$—	$440,785	$—
Liabilities assumed	—	380,055	—
Common stock issued	—	64,140	—

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

The Bank, formerly known as Bay Commercial Bank, opened for business on July 20, 2004. The Bank provides a broad range of financial services primarily to local small and mid-sized businesses, service professionals and individuals through its 35 full-service banking branches. The main office is located in Walnut Creek, California and branch offices are located in Oakland, Castro Valley, Mountain View, Stockton, Pleasanton, Livermore, San Jose, Long Beach, Sacramento, San Francisco, Buena Park, Los Angeles, Garden Grove, Waterloo, Irvine, California, and Las Vegas, Nevada, and Seattle, Washington (2), New Mexico (5) and Colorado (11). The Company is subject to regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve”). The Bank is subject to regulation by the California Department of Financial Protection and Innovation (“DFPI”), which until September 29, 2020 was known as the California Department of Business Oversight, and as a state-member bank, by the Federal Reserve.

The Company has two subsidiary grantor trusts, First ULB Statutory Trust I (“FULB Trust”) and Bethlehem Capital Trust (“BFC Trust”) (collectively, the “Grantor Trusts”) which were established in connection with the issuance of trust preferred securities (see Note 13). In accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), the accounts and transactions of the Trusts are not included in the accompanying consolidated financial statements. The Grantor Trusts were acquired through acquisitions.

The following is a summary of the significant accounting and reporting policies used in preparing the consolidated financial statements.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. The accounting and reporting policies of the Company conform to U.S. GAAP, general practice, and regulatory guidance within the banking industry.  All material intercompany transactions and accounts have been eliminated in consolidation. For financial reporting purposes, the Grantor Trusts are accounted for under the equity method and are included in other assets on the consolidated balance sheets. The junior subordinated debentures issued and guaranteed by the Company and held by the Grantor Trusts are reflected as liabilities on the Company’s consolidated balance sheets.

The accounting preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates reflected in the consolidated financial statements include the allowance for credit losses on loans. Actual results could differ from these estimates. Amounts presented in the consolidated financial statements and footnote tables are rounded and presented to the nearest thousands of dollars except per share amounts. If the amounts are above $1.0 million, they are rounded one decimal point, and if they are above $1.0 billion, they are rounded two decimal points.

Business Combinations

We apply the acquisition method of accounting for business combinations. Under the acquisition method, the acquiring entity in a business combination recognizes all the identifiable assets acquired and liabilities assumed at their acquisition date fair values. Management utilizes prevailing valuation techniques appropriate for the asset or liability being measured in determining these fair values. Any excess of the purchase price over amounts allocated to assets acquired, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. Where amounts allocated to assets acquired and liabilities assumed is greater than the purchase price, a bargain purchase gain is recognized. Acquisition related costs are expensed as incurred unless they are directly attributable to the issuance of the Company’s common stock in a business combination. The acquired assets and assumed liabilities, both tangible and intangible for all acquisitions were measured at estimated fair values, as required by the acquisition method of accounting for business combinations Financial Accounting Standards Board (“FASB”) ASC 805, Business Combinations. Management made significant estimates and exercised significant judgment in accounting for the acquisition.

On February 1, 2022, the Company acquired all of the assets and assumed all of the liabilities of Pacific Enterprise Bancorp (“PEB”) and its wholly owned subsidiary, Pacific Enterprise Bank, under a Merger and Plan of Reorganization dated September 7, 2021. For additional information, see “Note 2-Acquisitions.”

Cash and Cash Equivalents

Cash equivalents are defined as short-term, highly liquid investments both readily convertible into known amounts of cash and so near maturity that there is insignificant risk of change in value because of changes in interest rates. Generally, only investments with original maturities of three months or less at the time of purchase qualify as cash equivalents. Cash and cash equivalents include cash and due from banks and federal funds sold. Generally, banks are required to maintain noninterest bearing cash reserves equal to a percentage of certain deposits. For the years ended December 31, 2023 and 2022, $166.3 million and $176.8 million in reserve balances were required, respectively.

As of December 31, 2023 and 2022, the Company had cash deposits at other financial institutions in excess of Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company places these deposits with major financial institutions and management monitors the financial condition of these institutions and believes the risk of loss to be minimal. At both December 31, 2023 and December 31, 2022, the Company did not hold interest bearing money market accounts in these financial institutions.

Interest Bearing Time Deposits in Banks

The Company invests in certificates of time deposits with other banks. At December 31, 2023 and 2022, the certificates of time deposits with other banks totaled $1.2 million and $2.2 million, with a yield of 2.64% and 2.77%, respectively. These deposits do not exceed FDIC limits and mature between one and three years.

Investment Debt Securities Available-for-Sale

Investment debt securities AFS include bonds, notes, mortgage-backed securities, and debentures not classified as held-to-maturity securities. These securities are carried at estimated fair value with unrealized holding gains and losses, net of tax impact, if any, reported as a net amount in a separate component of shareholders’ equity, accumulated other comprehensive income (loss), until realized. Gains and losses on the sale of AFS debt securities are determined using the specific identification method. The amortization of premiums and accretion of discounts are recognized as adjustments to interest income over the period to maturity.

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

Allowance for Credit Losses for Investment Debt Securities Available-For-Sale

Prior to the adoption of ASU 2016-13, declines in the fair value of securities below their cost deemed to be other-than-temporary impairment ("OTTI") were reflected in operations as realized losses. Upon adoption of ASU 2016-13, for investment debt securities available-for-sale in a loss position, the Company evaluates whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Impairment may result from either a decline in the financial condition of the issuing entity or in the case of fixed interest rate investments, from rising interest rates. In making this assessment, management considers the length of time and the extent to which fair value is less than amortized cost, the nature of the security, the underlying collateral, and the financial condition and prospects of the issuer, among other factors. This assessment also includes a determination of whether the Company intends to sell the security, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses.

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

Loans

Loans are stated at the principal amount outstanding, net of the allowance for credit losses, net deferred fees, and unearned discounts, if any. The Company holds loans receivable primarily for investment purposes. The Company purchases and sells interests in certain loans referred to as participations. The participations are sold without recourse.

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

Loans Purchased and Acquired

From time to time, the Company may purchase whole-loans including multi-family residential, single-family residential and commercial and industrial loans both inside and outside its markets, to augment our loan portfolio. The purchase decision is usually based on several factors, including current loan origination volumes, market interest rates, excess liquidity, our continuous efforts to meet the credit needs of certain borrowers under the Community Reinvestment Act (“CRA”), as well as other asset/liability management strategies. All of the purchased loans are selected using the Bank’s normal underwriting criteria at the time of purchase, or in some cases guaranteed by third parties. Discounts or premiums on purchased loans are accreted or amortized to interest income using the effective interest method or straight-line method over the remaining period to contractual maturity.

The Company adopted ASC 326 using the prospective transition approach for financial assets purchased with credit deterioration (“PCD”) that were previously classified as purchase credit impaired (“PCI”) and accounted for under ASC 310-30. In accordance with the Standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. The remaining noncredit discount (based on the adjusted amortized costs basis) will be accreted into interest income at the effective interest rate as of adoption. An allowance for credit losses is established as of the acquisition date or upon the adoption of CECL for loans previously classified as acquired impaired, as PCD loans are no longer recorded net of a credit-related acquisition adjustment.

Acquired PCD loans

The Company has purchased loans, some of which have experienced more than insignificant credit deterioration since origination. PCD assets are assets acquired at a discount that is due, in part, to credit quality deterioration since origination which may be determined through observation of missed payments, downgrade in risk rating, deterioration of a borrower's financial trends or other observable factors including subjectivity utilized by management. PCD assets are initially recorded at fair value, by taking the sum of the present value of expected future cash flows and an allowance for credit losses, at acquisition. The allowance for credit losses for PCD assets is recorded through a gross-up of reserves on the consolidated balance sheets. An allowance for credit losses is determined using the same methodology as other loans held for investment. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent to acquisition, the allowance for credit losses for PCD loans will generally follow the same forward-looking estimation, provision, and charge-off process as non-PCD acquired and originated loans. Subsequent changes to the allowance for credit losses are recorded through credit loss expense.

Acquired non-PCD loans

Acquired non-PCD loans under business combinations are accounted for under ASC Subtopic 310-20, Receivables Nonrefundable Fees and Other Costs ("ASC 310-20"). The difference between the fair value and unpaid principal balance of the loan at the acquisition date is amortized or accreted to interest income over the life of the loan. While credit discounts are included in the determination of the fair value from non-PCD loans, since these discounts are expected to be accreted over the life of the loans, they cannot be used to offset the allowance for credit losses that must be recorded at the acquisition date. As a result, an allowance for credit losses is determined at the acquisition date using the same methodology as other loans held for investment and is recognized as a provision for credit losses in the consolidated statement of operations. Any subsequent deterioration (improvement) in credit quality is recognized by recording a provision for (recapture of) credit losses.

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

Salaries, employee benefits and other expenses totaling $663,000 and $2.2 million were deferred as loan origination costs for the years ended December 31, 2023 and 2022, respectively.

Allowance for Credit Losses on Loans

The Company measures credit losses under ASU 2016-03 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaced the incurred loss methodology, and is referred to as the current expected credit loss, or CECL, methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized costs, including loan receivables. Allowance for credit losses at December 31, 2023 is estimated under CECL whereas at December 31, 2022, the allowance for loan losses is estimated under the incurred loss methodology.

The allowance for credit losses is the combination of the allowance for credit losses for loans and the reserve for unfunded loan commitments. The allowance for credit losses for loans is reported as a reduction of the amortized cost basis of loans, while the reserve for unfunded loan commitments is included within "Interest payable and other liabilities" on the consolidated balance sheets. The amortized cost basis of loans does not include accrued interest receivable, which is included in "Interest receivable and other assets" on the consolidated balance sheets. The "Provision for credit losses" on the consolidated statements of income (loss) is a combination of the provision for credit losses for loans, unfunded loan commitments, and investment securities available-for-sale.

The allowance for credit losses on loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes uncollectibility of loan is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off. Periodically, the Company charges current earnings with provisions for estimated probable losses of loans receivable. Regardless of the determination that a charge-off is appropriate for financial accounting purposes, the Company manages its loan portfolio by continually monitoring, where possible, a borrower's ability to pay through the collection of financial information, delinquency status, borrower discussion and the encouragement to repay in accordance with the original contract or modified terms, if appropriate.

Management estimates the allowance using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. The CECL model utilizes a discounted cash flow ("DCF") method to measure the expected credit losses on loans collectively evaluated that are sub-segmented by loan pools with similar credit risk characteristics, which generally correspond to federal regulatory reporting codes (i.e., Call Report codes), with PCD assets pooled separately by similar loan pools to evaluate and measure the allowance for credit losses. In its loss forecasting framework, the Company incorporates forward-looking information through the use Federal Reserve Economic Data, more specifically macroeconomic forecasts such as national unemployment rates and national gross domestic product.

A loan may be considered to be placed on nonaccrual when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as nonaccrual.

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not included in the collective evaluation. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral, adjusted for undiscounted selling costs as appropriate. When the discounted cash flow method is used to determine the allowance for credit losses, management does not adjust the effective interest rate used to discount expected cash flows to incorporate expected prepayments, or the loan’s obtainable market price.

Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a loan modification will be executed with an individual borrower, or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

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

The Company evaluates and assigns a risk grade to each loan based on certain criteria to assess the credit quality of each loan. The assignment of a risk rating is done for each individual loan. Loans are graded from inception and on a continuing basis until the debt is repaid. Any adverse or beneficial trends will trigger a review of the loan risk rating. Each loan is assigned a risk grade based on its characteristics. Loans with low to average credit risk are assigned a lower risk grade than those with higher credit risk as determined by the individual loan characteristics. See Note 5 of the Notes to Consolidated Financial Statements for loan risk rating definitions.

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

For additional information regarding CECL, see “Critical Accounting Estimates” in “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reserve for Unfunded Commitments

The reserve for unfunded commitments is established through a provision for credit losses-unfunded commitments, the changes of which are recorded in provision for credit losses and the reserve amount is included within "Interest payable and other liabilities" on the consolidated balance sheets. The reserve for unfunded commitments is an amount that Management believes will be adequate to absorb probable losses inherent in existing commitments, including unused portions of revolving lines of credit and other loans, standby letters of credit, and unused deposit account overdraft privileges. The reserve for unfunded commitments is based on evaluations of the collectability, and prior loss experience of unfunded commitments. The evaluations take into consideration such factors as changes in the nature and size of the loan portfolio, overall loan portfolio quality, loan concentrations, specific problem loans and related unfunded commitments, and current economic conditions that may affect the borrower’s or depositor’s ability to pay.

Modifications for Financial Difficulty

The adoption of ASU 2022-02 on January 1, 2023 eliminated the recognition and measurement of trouble debt restructuring (“TDRs”) and enhanced the disclosures for modifications to loans related to borrowers experiencing financial difficulties.

Modified loans and leases are reviewed to determine if the modification was done for borrowers experiencing financial difficulty. The concessions may be granted in various forms, including a reduction in the stated interest rate, reduction in the loan balance or accrued interest, extension of the maturity date, or a combination of these. The Company measures any loss on the modified loan to a borrower experiencing financial difficulty in accordance with the guidance concerning individually evaluated loans set forth above. Additionally, modified loans to borrowers experiencing financial difficulties are generally placed on nonaccrual status at the time of restructuring. These loans are returned to accrual status after the borrower demonstrates performance with the modified terms for a sustained period of time (generally six months) and has the capacity to continue to perform in accordance with the modified terms of the restructured debt.

Other Real Estate Owned

OREO acquired through, or in lieu of, foreclosure is held-for-sale and initially recorded at fair value, less selling expenses. At transfer, any write-downs to fair value are charged to the allowance for credit losses. Costs to hold OREO are expensed when incurred. After transfer, the Company obtains updated appraisals or market valuation analyses on all OREO, and is able to update information collected at time of transfer. If the periodic valuation indicates a decline in the fair value below recorded carrying value, an additional write-down or valuation allowance for OREO losses is established as a charge to earnings. Fair value is based on current market conditions, appraisals, and estimated sales values of similar properties. Operating expenses of such properties, net of related income, are included in other expenses.

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

The operating lease right of use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term, and the operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized on the lease commencement date based on the present value of lease payments over the lease term. Some of the Company's lease agreements include options to renew at the Company's discretion. The extensions are not reasonably certain to be exercised, therefore they were not considered in the calculation of the ROU asset and lease liability. No significant judgments or assumptions were involved in developing the estimated operating lease liabilities as the Company’s operating lease liabilities largely represent future rental expenses associated with operating leases and the borrowing rates are based on publicly available interest rates.

Goodwill, Core Deposit Intangible and Long-Lived Assets

Goodwill is determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquire, over the fair value of the net assets acquired and the liabilities assumed as of the acquisition date. is reviewed for impairment annually, or between annual assessments if a triggering event occurs or circumstances change that would more likely than not result in the fair value of a reporting unit below its carrying amount. We make a qualitative assessment whether it is more likely than not that the fair value of a reporting unit where goodwill is assigned is less than its carrying amount. Such indicators may include, among others: a significant adverse change in legal factors or in the general business climate; significant decline in the Company’s stock price and market capitalization; unanticipated competition; and an adverse action or assessment by a regulator. Any adverse changes in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our financial condition and results of operations. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Core deposit intangible represents the estimated future benefit of deposits related to an acquisition and is booked separately from the related deposits and amortized over an estimated useful life of three to ten years. The Company performed its annual impairment analysis and determined no impairment existed as of December 31, 2023.

Bank Owned Life Insurance

BOLI policies are maintained on certain key current officers. BOLI is recorded on the consolidated balance sheets at the amount that can be realized based on cash surrender value.

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

Servicing Assets and Liabilities

In connection with the sale of the Company’s SBA loans, the Company recognizes servicing assets when servicing rights are retained. The gain or loss on sale of loans depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. All servicing assets and liabilities are initially measured at fair value. The Company initially recognizes and measures at fair value servicing rights obtained by SBA loan sales. The Company subsequently measures these servicing assets by using the amortization method, which amortizes servicing assets in proportion to, and over the period of, estimated net servicing income. The amortization of the servicing assets is analyzed periodically for impairment, and is adjusted to reflect changes in prepayment rates and other estimates. The servicing asset and the related amortization are netted against other non-operating income in the consolidated statement of income. Gain or loss on sale of loans is included in noninterest income.

Loans serviced for others totaled $216.6 million and $272.8 million as of December 31, 2023 and 2022, respectively. Servicing assets, included in interest receivable and other assets in the consolidated statements of financial condition, totaled $1.3 million and $2.1 million as of December 31, 2023 and 2022, respectively. There were no servicing liabilities, included in interest payable and other liabilities on the consolidated balance sheets at both December 31, 2023 and December 31, 2022.

Loans Held for Sale

Periodically, the Company sells loans and retains the servicing rights. The gain or loss on sale of loans depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer.

The portions of the SBA loans that are guaranteed by the SBA are classified by management as loans held for sale since the Company intends to sell these loans. Loans held for sale are recorded at their lower aggregate cost or estimated fair value. During 2023, the Company sold $7.2 million of SBA loans (guaranteed portion) in the secondary market, all of which settled by end of year 2023. During 2022, the Company sold $34.0 million of SBA loans (guaranteed portion) the secondary market, all of which settled by end of year 2022.

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

Income Taxes

The Company and the Bank file a United States consolidated federal income tax return and file state income tax returns, most notably in California, Colorado and New Mexico. Income taxes are accounted for using the asset and liability method. Under such method, deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis (temporary differences). Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in the period of change. A valuation allowance is established to reduce the deferred tax asset to the level at which it is “more likely than not” that the tax asset or benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss carry forwards depends on having sufficient taxable income of an appropriate character within the carry forward periods. The determination, recognition, and measurement of deferred tax assets and the requirement for a related valuation allowance is based on estimated future taxable income.

The Company recognizes that the tax effects from an uncertain tax position can be recognized in the financial statements only if, based on its merits, the position is more likely than not to be sustained on audit by the taxing authorities. Accrued interest and penalties related to unrecognized tax benefits in tax expense.

Revenue Recognition

The Company records revenue from contracts with clients in accordance with ASC Topic 606, “Revenue from Contracts with Clients” (“Topic 606”). Under Topic 606, the Company must identify the contract with a client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the Company satisfies a performance obligation.

Most of our revenue-generating transactions are not subject to Topic 606, including revenue generated from financial instruments, such as our loans and investment securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of the new guidance. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with clients, and therefore, does not experience significant contract balances. As of December 31, 2023 and December 31, 2022, the Company did not have any significant contract balances. The following are descriptions of revenues within the scope of ASC 606.

Deposit fees and service charges

The Company earns fees from its deposit clients for account maintenance, transaction-based and overdraft services. Account maintenance fees consist primarily of account fees and analyzed account fees charged on deposit accounts monthly. The performance obligation is satisfied and the fees are recognized monthly as the service period is completed. Transaction-based fees on deposit accounts are charged to deposit clients for specific services provided to the client, such as non-sufficient funds fees, overdraft fees, and wire fees. The performance obligation is completed as the transaction occurs and the fees are recognized at the time each specific service is provided to the client.

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

Stock Based Compensation

Restricted Equity Grants

The Company granted restricted stock to directors and employees in 2023 and 2022. The grant-date fair value of the award is amortized on the straight-line basis over the requisite service period, which is generally the vesting period, as compensation expense in salaries and benefits for employees and other noninterest expense for directors.

Earnings per Share

Earnings per share (“EPS”) is computed using the two-class method. Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding any participating securities. Participating securities include unvested restricted shares. Unvested restricted shares are considered participating securities because holders of these securities receive non-forfeitable dividends at the same rate as the holders of the Company’s common stock. Diluted EPS is computed by dividing net income available to common stockholders adjusted for reallocation of undistributed earnings of unvested restricted shares by the weighted average number of common shares determined for the basic EPS plus the dilutive effect of common stock equivalents using the treasury stock method based on the average market price for the period. Therefore, under the two-class method the difference in EPS is not significant for these participating securities.

Repurchase of Common Stock

In April 2023, the Company’s Board of Directors approved the Company’s seventh stock repurchase program, which was completed in August 2023, authorizing the repurchase of up to 619,000 shares, or approximately 5.0%, of the Company’s outstanding common stock over a one year period. In August 2023, the Company’s Board of Directors approved the Company’s eighth stock repurchase program, authorizing the repurchase of up to 588,000 shares, or approximately 5.0%, of the Company’s outstanding common stock over a one year period. Under the repurchase programs, the Company was authorized to repurchase its common stock through open market purchases, privately-negotiated transactions, or pursuant to any trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in compliance with Rule 10b-18 of the Exchange Act. The stock repurchase program does not obligate the Company to acquire any specific number of shares in any period, and may be expanded, extended, modified or discontinued at any time. As of December 31, 2023, 359,752 shares of Company common stock remained available for future purchases under the August 2023 stock repurchase plan.

Comprehensive Income (Loss)

Comprehensive income (loss) includes disclosure of other comprehensive income or loss that historically has not been recognized in the calculation of net income or loss. Unrealized gains and losses on the Company’s available-for-sale investment debt securities are included in other comprehensive income or loss. Total comprehensive income or loss and the components of accumulated other comprehensive income are presented as a separate statement of comprehensive income.

Loss Contingencies and Legal Claims

In the normal course of business, the Company may be subject to claims and lawsuits. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits, if any, will not have a material adverse effect on the financial position of the Company.

Recent Accounting Guidance Adopted in 2023

On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13 Financial Instruments — Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in certain leases. In addition, ASU 2016-13 made changes to the accounting for available for sale debt securities. One such change requires increases or decreases in credit losses to be presented as an allowance rather than as a write-down on available for sale debt securities, based on management's intent to sell the security or likelihood the Company will be required to sell the security, before recovery of the amortized cost basis. The Company adopted ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for the reporting periods beginning on and after January 1, 2023 are presented under ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable generally accepted accounting principles in the United States (“GAAP”). The Company adopted ASU 2016-13 using the prospective transition approach for financial assets PCD that were previously classified as purchase credit impaired (“PCI”) and accounted for under ASC 310-30. In accordance with ASU 2016-13, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. The remaining noncredit discount (based on the adjusted amortized costs basis) will be accreted into interest income at the effective interest rate as of adoption. The Company recognized an increase in the allowance for credit loss on loans totaling $1.5 million (which included a reclassification of the net credit discounts on acquired PCI loans to the allowance for credit losses of $845,000) and an increase to the allowance for credit losses on unfunded commitments of $45,000, as a cumulative effect adjustment from change in accounting policies, with a corresponding after-tax decrease to opening retained earnings of $491,000.

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

Pro Forma Results of Operations (Unaudited)

The operating results of the Company in the consolidated statements of income include the operating results of PEB since its acquisition date. The following table presents the net interest income, net income, basic and diluted earnings per share as if the merger with PEB was effective January 1, 2022, for the year in which the acquisition was closed. The unaudited pro forma information in the following table is intended for informational purposes only and is not necessarily indicative of future operating results or operating results that would have occurred had the PEB merger been completed at the beginning of the year. No assumptions have been applied to the pro forma results of operation regarding possible revenue enhancements, expense efficiencies or asset dispositions.

Unaudited pro forma net interest income, net income and earnings per share are presented below:

	December 31,
	2023	2022 (As Restated)
Net interest income	$97,874	$97,566
Net income	27,425	20,992
Basic earnings per share	$2.27	$1.56
Diluted earnings per share	2.27	1.56

These amounts include the acquisition-related third party expenses, accretion of the discounts on acquired loans and amortization of the fair value mark adjustments on core deposit intangible.

Acquisition Expenses

Acquisition expenses are recognized as incurred and continue until all systems are converted and operational functions become fully integrated. No acquisition expenses were incurred in 2023 and 2021. The Company incurred third-party acquisition expenses in the consolidated statements of income for the year ended December 31, 2022, as follows:

December 31, 2022
PEB
Severance expense	$556
Occupancy expense	375
Data processing	1,073
Professional fees	724
Other expenses	347
Total	$3,075

3.            INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as AFS at the dates indicated are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
December 31, 2023
Municipal securities	$21,910	$75	$(1,158)	$20,827
Mortgage-backed securities	41,048	194	(3,641)	37,601
Collateralized mortgage obligations	35,019	256	(2,299)	32,976
SBA securities	5,280	49	(77)	5,252
Corporate bonds	80,383	7	(13,894)	66,496
Total	$183,640	$581	$(21,069)	$163,152

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
December 31, 2022 (As Restated)
U.S. Government Agencies	$1,505	$—	$—	$1,505
Municipal securities	21,099	2	(1,544)	19,557
Mortgage-backed securities	37,199	23	(4,212)	33,010
Collateralized mortgage obligations	28,153	—	(2,729)	25,424
SBA securities	4,381	19	(95)	4,305
Corporate bonds	77,900	156	(7,853)	70,203
Total	$170,237	$200	$(16,433)	$154,004

Amortized cost and fair values exclude accrued interest receivable of $1.2 million at both December 31, 2023 and 2022, which is included in interest receivable and other assets in the consolidated balance sheets.

For the year ended December 31, 2023, the Company sold no securities AFS, sold one security AFS for a minimal net realized gain for the year ended December 31, 2022 and sold $3.0 million in securities AFS for net realized gains of $41,000 for the year ended December 31, 2021.

The amortized cost and estimated fair value of securities AFS at the dates indicated by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2023		December 31, 2022
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
			(As Restated)	(As Restated)
Securities AFS
Due in one year or less	$6,397	$6,338	$4,994	$4,960
Due after one through five years	15,909	14,206	18,892	17,925
Due after five years through ten years	102,430	87,867	95,071	85,482
Due after ten years	58,904	54,741	51,280	45,637
Total	$183,640	$163,152	$170,237	$154,004

At December 31, 2023 and 2022, there were no securities pledged.

The estimated fair value and gross unrealized losses for securities AFS aggregated by the length of time that individual securities have been in a continuous unrealized loss position at the dates indicated are as follows:

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
December 31, 2023
Municipal securities	$2,483	$(28)	$13,975	$(1,130)	$16,458	$(1,158)
Mortgage-backed securities	1,369	(30)	26,435	(3,611)	27,804	(3,641)
Collateralized mortgage obligations	1,496	(8)	20,713	(2,291)	22,209	(2,299)
SBA securities	—	—	1,610	(77)	1,610	(77)
Corporate bonds	—	—	65,505	(13,894)	65,505	(13,894)
Total	$5,348	$(66)	$128,238	$(21,003)	$133,586	$(21,069)

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
December 31, 2022 (As Restated)
Municipal securities	$1,147	$(8)	$16,843	$(1,536)	$17,990	$(1,544)
Mortgage-backed securities	—	—	31,291	(4,212)	31,291	(4,212)
Collateralized mortgage obligations	2,284	(26)	23,140	(2,703)	25,424	(2,729)
SBA securities	—	—	1,416	(95)	1,416	(95)
Corporate bonds	—	—	64,797	(7,853)	64,797	(7,853)
Total	$3,431	$(34)	$137,487	$(16,399)	$140,918	$(16,433)

At December 31, 2023, the Company held 334 investment securities, of which 297 were in an unrealized loss position for more than twelve months and 22 were in an unrealized loss position for less than twelve months. At December 31, 2022, the Company held 333 investment securities, of which 102 were in an unrealized loss position for more than twelve months and 174 were in an unrealized loss position for less than twelve months. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

Allowance for credit losses on investment debt securities available-for-sale

The securities that were in an unrealized loss position as of December 31, 2023, were evaluated to determine whether the decline in fair value below the amortized cost basis resulted from a credit loss or changes in required yields by investors in these types of securities, among other factors. This assessment first includes a determination of whether the Company intends to sell the security, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses. In making this assessment, management considers the nature of the security and any related government guarantees, any changes to the rating of the security by a rating agency, creditworthiness of the issuers/guarantors, the underlying collateral, the financial conditions and prospects of the issuer, and any adverse conditions specifically related to the security among other factors.

As of December 31, 2023, the Company expects to recover the amortized cost basis of its securities, has no present intent to sell any investment securities with unrealized losses, it is more likely than not that we will not be required to sell securities with unrealized losses before recovery of their amortized cost and the decline in fair value is largely attributed to changes in interest rates and other market conditions. The issuers of these securities continue to make timely principal and interest payments. No allowances for credit losses have been recognized on investment debt securities available-for-sale in an unrealized loss position, as management does not believe any of the securities are impaired due to reasons of credit quality at December 31, 2023.

Equity Securities

The Company recognized a net loss on equity securities of $1.1 million, $4.6 million, and zero for the years ended December 31, 2023, 2022 and 2021, respectively, due to a decrease in fair value of the equity securities. Equity securities were $12.6 million and $13.8 million as of December 31, 2023 and 2022, respectively.

4.            LOANS

The Company’s loan portfolio at the dates indicated is summarized below:

	December 31,	December 31,
	2023	2022
Commercial and industrial (1)	$162,889	$188,538
Construction and land	9,559	13,163
Commercial real estate	1,668,585	1,704,716
Residential	86,002	110,606
Consumer	738	4,183
Total loans	1,927,773	2,021,206
Net deferred loan costs (fees)	56	(82)
Allowance for credit losses (2)	(22,000)	(18,900)
Net loans	$1,905,829	$2,002,224

(1)	Includes $3.8 million and $11.1 million of SBA PPP loans as of December 31, 2023 and December 31, 2022, respectively.
(2)	Allowance for credit losses at December 31, 2023 is estimated under CECL whereas at December 31, 2022, the allowance for loan losses is estimated under the incurred loss methodology.

Net loans exclude accrued interest receivable of $6.7 million and $6.2 million at December 31, 2023 and December 31, 2022, respectively, which is included in interest receivable and other assets in the consolidated balance sheets.

For the years ended December 31, 2023 and 2022, the recorded investment in individually evaluated loans on nonaccrual were $13.0 million and $14.3 million, respectively. Interest foregone on nonaccrual loans was approximately $871,000 and $580,000 for the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023 and 2022, the Company had floating or variable rate loans totaling $1.2 billion and $1.3 billion, respectively. As of December 31, 2023, a total of $985.1 million have interest rate floors, of which $866.6 million, were at their floors. As of December 31, 2022, a total of $965.8 million have interest rate floors, of which $854.0 million were at their floors.

As of December 31, 2023 and 2022, purchased loans outstanding totaled $137.9 million and $134.5 million respectively. At December 31, 2023, no purchase premiums remained on the purchased loans compared to $10,000 at December 31, 2022. At December 31, 2023 and 2022, none of the purchased loans were past due 30 days or more. These loans are reserved for under the Company’s general allowance component and  at December 31, 2023 and 2022, the Company has allocated approximately $2.5 million and $1.3 million, respectively, of the allowance for credit losses to the purchased loans.

The Company’s total individually evaluated loans, including nonaccrual loans, modified loans to borrowers experiencing financial difficulty and accreting PCD loans that have experienced post-acquisition declines in cash flows expected to be collected are summarized as follows:

	Commercial	Construction	Commercial
	and industrial	and land	real estate	Residential	Consumer	Total
December 31, 2023
Recorded investment in loans individually evaluated:
With no specific allowance recorded	$273	$366	$1,298	$1,349	$—	$3,286
With a specific allowance recorded	1,799	—	7,745	147	—	9,691
Total recorded investment in loans individually evaluated	$2,072	$366	$9,043	$1,496	$—	$12,977
Specific allowance on loans individually evaluated	$1,423	$—	$3,008	$2	$—	$4,433

December 31, 2022
Recorded investment in loans individually evaluated:
With no specific allowance recorded	$89	$—	$11,706	$1,991	$—	$13,786
With a specific allowance recorded	789	—	259	214	—	1,262
Total recorded investment in loans individually evaluated	$878	$—	$11,965	$2,205	$—	$15,048
Specific allowance on loans individually evaluated	$687	$—	$259	$222	$—	$1,168

From time to time, the Company may extend, restructure, or otherwise modify the terms of existing loans, on a case-by-case basis, to remain competitive and retain certain customers, as well as assist other customers who may be experiencing financial difficulties. Prior to 2023, a modified loan was classified as a TDR if the borrower was experiencing financial difficulties and a concession was made at the time of the modification. TDR loans were generally placed on nonaccrual status at the time of restructuring. These loans were returned to accrual status after the borrower demonstrated performance with the modified terms for a sustained period of time (generally six months) and the capacity to continue to perform in accordance with the modified terms of the restructured debt.

Effective January 1, 2023, the Company adopted ASU No. 2022-02, which eliminated the accounting guidance for TDR loans while enhancing disclosure requirements for certain loan modifications by creditors when a borrower is experiencing financial difficulty. The Company adopted ASU No. 2022-02 using the prospective transition method. At the date of adoption, the Company was no longer required to utilize a loan-level discounted cash flow approach for determining the allowance for certain modified loans previously classified as TDR loans. The allowance for credit losses on a modified loan did not change as a result of adopting this standard as the Company elected to not change how it measured credit losses on modified loans to borrowers experiencing financial difficulties.

During the year ended December 31, 2023, there were no modifications of loans to borrowers experiencing financial difficulty. During the year ended December 31, 2022, there were four total modifications of loans to borrowers experiencing financial difficulty, consisting of two commercial real estate loans, one residential real estate loan, and one commercial and industrial loan, respectively which totaled $6.5 million. The type of modification for the four loans were a term extension, with no change to the pre-modification and post modification amortized cost balances.

A summary of modified loans to borrowers experiencing financial difficulty by type of concession and type of loan, as of the dates indicated, is set forth below (number of loans not in thousands):

	Number of	Rate	Term	Rate & term		% of Total
	loans	modification	modification	modification	Total	loans outstanding
December 31, 2023
Commercial and industrial	2	$—	$125	$—	$125	0.08%
Construction and land	—	—	—	—	—	—
Commercial real estate	4	—	3,400	—	3,400	0.20
Residential	1	—	778	—	778	0.90
Consumer	—	—	—	—	—	—
Total	7	$—	$4,303	$—	$4,303	0.22%

	Number of	Rate	Term	Rate & term		% of Total
	loans	modification	modification	modification	Total	loans outstanding
December 31, 2022
Commercial and industrial	2	$—	$19	$—	$19	0.01%
Construction and land	—	—	—	—	—	—
Commercial real estate	6	—	5,265	—	5,265	0.31
Residential	2	—	975	—	975	0.88
Consumer	—	—	—	—	—	—
Total	10	$—	$6,259	$—	$6,259	0.31%

For the year ended December 31, 2023, the Company recorded no charge-offs for modified loans to borrowers experiencing financial difficulty. During the year ended December 31, 2022, the Company recorded a  $3.2 million charge-off related to one modified loan to a borrower experiencing financial difficulty.

As of December 31, 2023 and December 31, 2022, individually evaluated modified loans to borrowers experiencing financial difficulty had a related allowance of $1.3 million and $393,000, respectively. As of December 31, 2023 and December 31, 2022, none and $759,000 of modified loans to borrowers experiencing financial difficulty were performing in accordance with their modified terms, respectively. Accruing modified loans to borrowers experiencing financial difficulty are included in the loans individually evaluated as part of the calculation of the allowance for credit losses for loans.

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

Revolving loans that are converted to term loans are treated as new originations in the tables below and are presented by year of initial origination. During the years ended December 31, 2023, and 2022, $7.1 million and $3.1 million of revolving loans were converted to term loans, respectively.

The following tables present a summary of loans by type, internally assigned risk grade, year of origination and current period gross charge-offs at the years indicated:

							Revolving
	Term loans - amortized cost by origination year						loans
	2023	2022	2021	2020	2019	Prior	amortized cost	Total
December 31, 2023
Commercial and industrial:
Pass	$26,055	$25,039	$19,294	$22,831	$26,008	$17,357	$17,754	$154,338
Special mention	—	—	—	1,323	932	1,926	1,831	6,012
Substandard	—	—	—	156	320	1,039	1,024	2,539
Total commercial and industrial	$26,055	$25,039	$19,294	$24,310	$27,260	$20,322	$20,609	$162,889
YTD gross charge-offs	$—	$—	$—	$—	$27	$436	$—	$463
Construction and land:
Pass	$1,217	$6,040	$—	$1,177	$109	$650	$—	$9,193
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	366	—	—	—	366
Total construction and land	$1,217	$6,040	$—	$1,543	$109	$650	$—	$9,559
Commercial real estate:
Pass	$80,576	$397,319	$377,165	$140,265	$180,859	$370,887	$9,405	$1,556,476
Special mention	—	10,348	1,894	17,001	15,101	41,482	—	85,826
Substandard	—	158	946	—	11,579	13,600	—	26,283
Total commercial real estate	$80,576	$407,825	$380,005	$157,266	$207,539	$425,969	$9,405	$1,668,585
Residential:
Pass	$—	$—	$2,432	$4,319	$7,986	$36,814	$32,420	$83,971
Special mention	—	—	—	—	437	—	—	437
Substandard	—	—	—	—	—	1,594	—	1,594
Total residential	$—	$—	$2,432	$4,319	$8,423	$38,408	$32,420	$86,002
YTD gross charge-offs	$—	$—	$—	$—	$—	$172	$3	$175
Consumer:
Pass	$65	$67	$—	$6	$18	$69	$494	$719
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	19	—	—	19
Total consumer	$65	$67	$—	$6	$37	$69	$494	$738
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$5	$5
Total loans outstanding
Risk ratings
Pass	$107,913	$428,465	$398,891	$168,598	$214,980	$425,777	$60,073	$1,804,697
Special mention	—	10,348	1,894	18,324	16,470	43,408	1,831	92,275
Substandard	—	158	946	522	11,918	16,233	1,024	30,801
Doubtful	—	—	—	—	—	—	—	—
Total loans outstanding	$107,913	$438,971	$401,731	$187,444	$243,368	$485,418	$62,928	$1,927,773
YTD gross charge-offs	$—	$—	$—	$—	$27	$608	$8	$643

							Revolving
	Term loans - amortized cost by origination year						loans
	2022	2021	2020	2019	2018	Prior	amortized cost	Total
December 31, 2022
Commercial and industrial:
Pass	$31,599	$34,584	$35,173	$30,632	$4,731	$25,147	$19,962	$181,828
Special mention	—	—	—	863	1,149	1,866	1,467	5,345
Substandard	—	—	40	166	388	762	9	1,365
Total commercial and industrial	$31,599	$34,584	$35,213	$31,661	$6,268	$27,775	$21,438	$188,538
Construction and land:
Pass	$1,381	$533	$1,586	$557	$4,363	$4,681	$—	$13,101
Special mention	—	—	—	—	62	—	—	62
Substandard	—	—	—	—	—	—	—	—
Total construction and land	$1,381	$533	$1,586	$557	$4,425	$4,681	$—	$13,163
Commercial real estate:
Pass	$409,014	$392,449	$159,744	$201,561	$110,143	$355,795	$992	$1,629,698
Special mention	—	—	3,591	17,210	7,919	29,561	—	58,281
Substandard	—	—	—	5,184	241	11,312	—	16,737
Total commercial real estate	$409,014	$392,449	$163,335	$223,955	$118,303	$396,668	$992	$1,704,716
Residential:
Pass	$423	$4,536	$6,343	$10,229	$14,537	$37,170	$34,889	$108,127
Special mention	—	—	—	244	—	—	3	247
Substandard	—	—	203	—	1,184	845	—	2,232
Total residential	$423	$4,536	$6,546	$10,473	$15,721	$38,015	$34,892	$110,606
Consumer:
Pass	$539	$10	$1,691	$61	$40	$131	$1,690	$4,162
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	21	—	—	—	21
Total consumer	$539	$10	$1,691	$82	$40	$131	$1,690	$4,183
YTD gross charge-offs	$—	$—	$—	$—	$12	$12	$—	24
Total loans outstanding
Risk ratings
Pass	$442,956	$432,112	$204,536	$243,040	$133,816	$422,924	$57,532	$1,936,916
Special mention	—	—	3,590	18,317	9,130	31,428	1,470	63,935
Substandard	—	—	243	5,371	1,814	12,918	9	20,355
Doubtful	—	—	—	—	—	—	—	—
Total loans outstanding	$442,956	$432,112	$208,369	$266,728	$144,760	$467,270	$59,011	$2,021,206
YTD gross charge-offs	$—	$—	$—	$—	$12	$12	$—	$24

The following tables provide an aging of the Company’s loans receivable as of the years indicated:

								Recorded
			90 Days					investment >
	30–59 Days	60–89 Days	or more	Total			Total loans	90 days and
	past due	past due	past due	past due	Current	PCD loans	receivable	accruing
December 31, 2023
Commercial and industrial	$803	$146	$1,782	$2,731	$159,960	$198	$162,889	$—
Construction and land	97	—	366	463	9,071	25	9,559	—
Commercial real estate	2,908	1,702	7,793	12,403	1,631,129	25,053	1,668,585	—
Residential	55	—	—	55	85,500	447	86,002	—
Consumer	—	—	—	—	738	—	738	—
Total	$3,863	$1,848	$9,941	$15,652	$1,886,398	$25,723	$1,927,773	$—

								Recorded
			90 Days					investment >
	30–59 Days	60–89 Days	or more	Total			Total loans	90 days and
	past due	past due	past due	past due	Current	PCD loans	receivable	accruing
December 31, 2022
Commercial and industrial	$471	$81	$858	$1,410	$183,111	$4,017	$188,538	$—
Construction and land	—	—	—	—	9,109	4,054	13,163	—
Commercial real estate	1,064	2,213	7,075	10,352	1,674,327	20,037	1,704,716	934
Residential	101	3	847	951	108,976	679	110,606	—
Consumer	—	—	—	—	4,183	—	4,183	—
Total	$1,636	$2,297	$8,780	$12,713	$1,979,706	$28,787	$2,021,206	$934

Nonaccrual loans totaled $13.0 million and $14.3 million at December 31, 2023 and December 31, 2022, respectively. Nonaccrual loans guaranteed by a government agency, which reduces the Company’s credit exposure, were $740,000 at December 31, 2023 compared to $839,000 at December 31, 2022. At December 31, 2023, nonaccrual loans included $927,000 of loans 30-89 days past due and $2.1 million of loans less than 30 days past due. At December 31, 2022, nonaccrual loans included $2.5 million of loans 30-89 days past due and $4.0 million of loans less than 30 days past due. At December 31, 2023, nonaccrual loans 30-89 days past due of $927,000 was comprised of five loans and the $2.1 million of loans less than 30 days past due was comprised of 16 loans. All these loans were placed on nonaccrual due to concerns over the financial condition of the borrowers. There were no loans that were 90 days or more past due and still accruing at December 31, 2023 compared to one such loan at December 31, 2022, which had a balance of $934,000 as of that date. Interest foregone on nonaccrual loans was approximately $871,000 for the year ended December 31, 2023 compared to $580,000 for the year ended December 31, 2022.

Purchased Credit Deteriorated Loans

The Company adopted ASC 326 using the prospective transition approach for financial assets purchased with credit deterioration that were previously classified as purchase credit impaired (“PCI”) and accounted for under ASC 310-30. The unpaid principal balance and carrying value of the Company’s PCI loans at the years indicated are as follows:

	December 31, 2022
	Unpaid
	principal	Carrying
	balance	value
Commercial and industrial	$4,864	$4,017
Construction and land	4,299	4,054
Commercial real estate	21,649	20,037
Residential	829	679
Total	$31,641	$28,787

At December 31, 2022, the accretable and nonaccretable differences were approximately $1.5 million and $1.3 million, respectively. At December 31, 2021, the accretable and nonaccretable differences were approximately $508,000 and $1.5 million, respectively. The Company had $18,000 and no allowance for loan losses for PCI loans during the years ended December 31, 2022 and 2021, respectively.

The following table reflects the changes in the accretable yield of PCI loans for the years indicated:

	Year ended
	December 31,
	2022	2021
Balance at beginning of period	$508	$383
Additions	1,299	—
Removals	(134)	(183)
Transfers from nonaccretable yield	239	145
Accretion	(370)	163
Balance at end of period	$1,542	$508

Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $1.14 billion and $940.7 million at December 31, 2023 and 2022, respectively. For additional information, see Note 12, Other Borrowings.

5.            ALLOWANCE FOR CREDIT LOSSES FOR LOANS

The following tables summarize the Company’s allowance for credit losses for loans, reserve for unfunded commitments, and loan balances individually and collectively evaluated by type of loan as of or for the year ended December 31, 2023 and 2022:

	Commercial	Construction	Commercial				Reserve for
	and industrial	and land	real estate	Residential	Consumer	Total	unfunded commitments
December 31, 2023
Allowance for credit losses:
Beginning balance	$2,885	$68	$14,185	$1,742	$20	$18,900	$315
Impact of CECL adoption	1,366	402	2	(302)	32	1,500	45
Charge-offs	(463)	—	—	(175)	(5)	(643)	—
Recoveries	85	—	2	1	5	93	—
Provision for (reversal of) credit losses	343	(172)	2,309	(287)	(43)	2,150	(135)
Ending balance	$4,216	$298	$16,498	$979	$9	$22,000	$225

December 31, 2023
Allowance for credit losses:
Loans individually evaluated	$1,423	$—	$3,008	$2	$—	$4,433
Loans collectively evaluated	2,793	298	13,002	970	9	17,072
PCD loans	—	—	488	7	—	495

Loans receivable:
Individually evaluated	$2,072	$366	$9,043	$1,496	$—	$12,977
Collectively evaluated	160,619	9,168	1,634,489	84,059	738	1,889,073
PCD loans	198	25	25,053	447	—	25,723
Total loans	$162,889	$9,559	$1,668,585	$86,002	$738	$1,927,773

	Commercial	Construction	Commercial
	and industrial	and land	real estate	Residential	Consumer	Total
December 31, 2022
Allowance for loan losses
Beginning balance	$3,261	$175	$12,709	$1,536	$19	$17,700
Charge-offs	(3,643)	—	(1)	(6)	(6)	(3,656)
Recoveries	409	—	—	6	—	415
Provision for (reversal of) loan losses	2,858	(107)	1,477	206	7	4,441
Ending balance	$2,885	$68	$14,185	$1,742	$20	$18,900

December 31, 2022
Allowance for loan losses:
Loans individually evaluated	$687	$—	$259	$222	$—	$1,168
Loans collectively evaluated	2,198	68	13,908	1,520	20	17,714
PCD loans	—	—	—	—	—	—

Loans receivable:
Individually evaluated	$878	$—	$11,965	$2,205	$—	$15,048
Collectively evaluated	183,643	9,109	1,672,714	107,722	4,183	1,977,371
PCD loans	4,017	4,054	20,037	679	—	28,787
Total loans	$188,538	$13,163	$1,704,716	$110,606	$4,183	$2,021,206

For the year ended December 31, 2023, the provision for credit losses was primarily due to a $3.3 million increase in reserves for individually evaluated loans, $550,000 of net loan charge-offs during the year and an additional reserve taken on a loan to a Trust, as discussed below. The increase in specific reserves included one commercial real estate loan and one multifamily loan. Based on updated appraisals received during the fourth quarter of 2023, the underlying collateral values of these loans experienced declines due to property specific factors and conditions. The change in the provision was partially offset by a decrease in the quantitative reserve primarily due to improvements in forecasted economic conditions, specifically, national gross domestic product and national unemployment indicators utilized to estimate credit losses over the next four quarters, as compared to those used in estimating the allowance for credit losses on loans at adoption, and to a lesser extent a decrease in outstanding loan balances. There was an adjustment to the determined risk level for the effect of other external factors such as legal and regulatory requirements on the level of estimated credit losses in the portfolio qualitative factor during the year ended December 31, 2023.

During the third quarter of 2023, the Company determined that a certificate of deposit-secured line of credit loan made to a revocable living trust (the “Trust” or the “Borrower”) with an outstanding balance of approximately $1.0 million as of December 31, 2023 was placed on nonaccrual as a result of the sole trustee and beneficiary of the Trust filing for personal bankruptcy in July 2023.  At June 30, 2023, the loan had an outstanding balance of $5.0 million and was secured by a $4.0 million certificate of deposit held at the Bank.  An additional $1.0 million in cash collateral securing the loan had previously been released by the Bank into a third-party escrow account at the request of the Borrower to be used as a refundable retainer in connection with a separate transaction by the Borrower. The loan matured on July 16, 2023, and the Bank received notification that the sole trustee and beneficiary of the Trust filed for personal bankruptcy on July 18, 2023. After receiving this notification, the Bank used the $4.0 million certificate of deposit held at the Bank to offset amounts owed on the loan and contacted the third-party escrow agent for the return of the additional $1.0 million of collateral. The Bank was advised by the escrow agent that the previously escrowed funds had been released by the escrow agent, which was done without the Bank’s consent and contrary to the written escrow instructions.  The Bank has initiated legal action against the Borrower, the Borrower’s related parties and the escrow agent to recover the previously escrowed collateral.  The results of the legal action and the Bank’s ability to recover the previously escrowed collateral are currently uncertain. The loan was fully reserved for at December 31, 2023.

The following table summarizes the amortized cost basis of individually evaluated collateral-dependent nonaccrual loans by loan and collateral type at December 31, 2023 and December 31, 2022.

	Retail and		Convalescent			A/R and		Allowance for
	Office	Multifamily	facility	Other	SFR 1-4	Equipment	Total	Credit/Loan Losses
December 31, 2023
Commercial and industrial	$—	$—	$—	$1,021	$—	$1,052	$2,073	$1,423
Construction and land	—	—	—	—	366	—	366	—
Commercial real estate	224	5,305	2,213	1,300	—	—	9,042	3,008
Residential	—	—	—	—	1,496	—	1,496	2
Consumer	—	—	—	—	—	—	—	—
Total	$224	$5,305	$2,213	$2,321	$1,862	$1,052	$12,977	$4,433

December 31, 2022
Commercial and industrial	$—	$—	$—	$—	$—	$878	$878	$687
Construction and land	—	—	—	—	—	—	—	—
Commercial real estate	389	5,351	3,577	1,889	—	—	11,206	259
Residential	—	—	—	—	2,205	—	2,205	222
Consumer	—	—	—	—	—	—	—	—
Total	$389	$5,351	$3,577	$1,889	$2,205	$878	$14,289	$1,168

The following table shows the amortized cost and allowance for credit losses for loans on nonaccrual status as of December 31, 2023 and the amortized cost and allowance for loan losses for loans on nonaccrual status as of December 31, 2022.

	As of December 31, 2023			As of December 31, 2022
	Nonaccrual	Nonaccrual		Nonaccrual	Nonaccrual
	with no allowance	with allowance	Total	with no allowance	with allowance	Total
	for credit losses	for credit losses	nonaccrual	for loan losses	for loan losses	nonaccrual
Commercial and industrial	$272	$1,800	$2,072	$—	$878	$878
Construction and land	366	—	366	—	—	—
Commercial real estate	1,295	7,748	9,043	10,734	472	11,206
Residential	1,349	147	1,496	1,991	214	2,205
Consumer	—	—	—	—	—	—
Total	$3,282	$9,695	$12,977	$12,725	$1,564	$14,289

Interest income recognized on nonaccrual loans was $208,000 for the year ended December 31, 2023, and $149,000 for the year ended December 31, 2022.

As part of the acquisition of PEB, the Company acquired certain small business loans to borrowers qualified under the California Capital Access Program for Small Business, a state guaranteed loan program sponsored by the California Pollution Control Financing Authority (“CalCAP”). PEB ceased originating loans under this loan program in 2017. Under this loan program, the borrower, CalCAP and the participating lender contributed funds to a loss reserve account that is held in a demand deposit account at the participating lender. The borrower contributions to the loss reserve account are attributed to the participating lender. Losses on qualified loans are charged to this account after approval by CalCAP. Under the program, if a loan defaults, the participating lender has immediate coverage of 100% of the loss. The participating lender must return recoveries from the borrower, less expenses, to the loan loss reserve account. The funds in the loss reserve account are the property of CalCAP, however, in the event that the participating lender leaves the program any excess funds, after all loans have been repaid or unenrolled from the program by the participating lender and provided there are no pending claims for reimbursement, are distributed to CalCAP and the participating lender based on their respective contributions to the loss reserve account. Funds contributed by the participating lender to the loss reserve account are treated as a receivable from CalCAP and evaluated for impairment quarterly. As of December 31, 2023, the Company had $19.4 million of loans enrolled in this loan program. The Company had a loss reserve account of $13.7 million as of December 31, 2023.

In addition, as successor to PEB, the Company was approved by CalCAP, in partnership with the California Air Resources Board, to originate loans to California truckers in the On-Road Heavy-Duty Vehicle Air Quality Loan Program. Under this loan program, CalCAP solely contributes funds to a loss reserve account that is held in a demand deposit account at the participating lender. Losses are handled in the same manner as described above. The funds are the property of CalCAP and are payable upon termination of the program. When the loss reserve account balance exceeds the total associated loan balance, the excess is to be remitted to CalCAP. The Company originated $4.5 million of loans under this program during the year ended December 31, 2023. As of December 31, 2023, the Company had $17.7 million of loans enrolled in this program and a loss reserve account of $6.2 million.

6.            PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at the dates indicated:

	December 31,	December 31,
	2023	2022
Premises owned	$11,233	$11,120
Leasehold improvements	3,082	2,259
Furniture, fixtures and equipment	7,948	6,760
Less accumulated depreciation and amortization	(8,529)	(6,861)
Total premises and equipment, net	$13,734	$13,278

Depreciation and amortization included in occupancy and equipment expense totaled $1.7 million for year ended December 31, 2023, compared to $2.0 million for both years ended December 31, 2022 and 2021.

7.            LEASES

The Company owned 15 of its banking branches and leased the remaining 20 branches under noncancelable operating leases as of December 31, 2023. These leases expire on various dates through 2030. The Company’s leases often have an option to renew one or more times, at the Company’s discretion, following the expiration of the initial term. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. The Company uses the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term.

The below maturity schedule represents the undiscounted lease payments for the five-year period and thereafter as of December 31, 2023:

Year ending December 31,
2024	$3,937
2025	3,364
2026	2,672
2027	2,193
Thereafter	3,935
Total undiscounted cash flows	16,101
Less: interest	(1,349)
Present value of lease payments	$14,752

The following table presents the remaining weighted average lease term and discount rate at the date indicated:

	December 31, 2023		December 31, 2022
Weighted-average remaining lease term	4.8	years	5.4	years
Weighted-average discount rate	3.4%		3.1%

The following table presents certain information related to the operating lease costs included in occupancy and equipment expense on the consolidated statements of income for the dates indicated:

	December 31,	December 31,	December 31,
	2023	2022	2021
Operating lease cost	$3,870	$3,825	$3,270
Short-term lease cost	112	299	—
Variable lease cost	—	17	100
Less: Sublease income	(83)	(88)	(87)
Total operating lease cost, net	$3,899	$4,053	$3,283

8.            OTHER REAL ESTATE OWNED

Other real estate owned as of the dates indicated consisted of the following:

	December 31,	December 31,
	2023	2022
Land	$—	$21
Total	$—	$21

As of December 31, 2023, there were no foreclosure, compared to two residential mortgage loans in the process of foreclosure totaling $248,000 at December 31, 2022.

9.            GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company’s goodwill balance was $38.8 million at both December 31, 2023 and 2022. There were no changes in the Company’s goodwill for the years ended December 31, 2023 and 2022.

As of December 31, 2023 the Company’s qualitative assessment which considered the Company’s continued profitability, positive equity, average community bank merger deal values realized during 2023, net interest margin, allowance for credit loss, and the continued growth in its core deposit portfolio, the Company concluded that the goodwill of the Company’s reporting unit, the Bank, is not more likely than not to be impaired.

Core Deposit Intangible

Changes in the Company’s core deposit intangible for the periods indicated were as follows:

	December 31, 2023	December 31, 2022
Balance at beginning of period	$5,201	$6,489
Additions	—	756
Less amortization	(1,286)	(2,044)
Balance at end of period	$3,915	$5,201

Estimated annual amortization at December 31, 2023 is as follows:

Year ending December 31,
2024	$1,222
2025	948
2026	455
2027	455
Thereafter	835
Total	$3,915

10.         INTEREST RECEIVABLE AND OTHER ASSETS

The Company’s other assets at the dates indicated consisted of the following:

	December 31,	December 31,
	2023	2022
Tax assets, net	$19,480	$18,762
Accrued interest receivable	8,423	7,659
Investment in SBIC fund	3,969	4,389
Investment in CRA fund	2,000	2,000
Prepaid assets	2,023	1,568
Servicing assets	1,269	2,092
Investment in Low Income Housing Tax Credit ("LIHTC") partnerships, net	3,480	2,675
Investment in statutory trusts	511	493
CalCAP reserve receivable	4,023	4,023
Other assets	2,200	1,871
Total	$47,378	$45,532

11.          DEPOSITS

The Company’s deposits consisted of the following at the dates indicated:

	December 31,	December 31,
	2023	2022
Demand deposits	$646,278	$773,274
NOW accounts and savings	385,162	441,064
Money market	624,066	577,792
Time deposits	477,244	293,349
Total	$2,132,750	$2,085,479

Included in time deposits above are brokered deposits of $43.6 million and $43.9 million as of December 31, 2023 and 2022, respectively.

At December 31, 2023, aggregate annual maturities of time deposits are as follows:

Year ending December 31,
2024	$372,733
2025	90,168
2026	7,055
2027	5,461
2028	1,827
Total	$477,244

Interest expense, net of early withdrawal penalty, recognized on interest bearing deposits at the dates indicated consisted of the following:

	December 31,	December 31,	December 31,
	2023	2022	2021
NOW accounts and savings	$426	$499	$452
Money market	10,238	3,238	2,266
Time deposits	13,376	2,536	2,157
Total	$24,040	$6,273	$4,875

12.          OTHER BORROWINGS

The Company has an approved secured borrowing facility with the FHLB for up to 25% of total assets for a term not to exceed five years under a blanket lien of certain types of loans. At both December 31, 2023 and December 31, 2022, the Company had no FHLB advances outstanding. In addition to the availability of liquidity from the FHLB, during 2022 the Bank maintained a short-term borrowing line of credit with the FRB of San Francisco based on PPP loans pledged as collateral. This line was closed in 2023, with no FRB borrowings outstanding at both December 31, 2023 and December 31, 2022.

The Company has Federal Funds lines with four correspondent banks. Cumulative available commitments totaled $65.0 million at both December 31, 2023 and December 31, 2022. There are no amounts outstanding under these facilities at both December 31, 2023 and December 31, 2022.

13.          JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

The Company acquired the BFC Trust in the acquisition of BFC. The BFC Trust was formed in Delaware with capital of $93,000 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by BFC. The BFC Trust issued Floating Rate Capital Trust Pass-Through Securities (“BFC Trust Preferred Securities”), with a liquidation value of $1,000 per security, for gross proceeds of $3.1 million prior to the BFC acquisition and the liability was assumed during the acquisition. The entire proceeds of the issuance were invested by the BFC Trust in $3.1 million of Floating Rate Junior Subordinated Deferrable Interest Debentures issued by BFC, with identical maturities, repricing and payment terms as the BFC Trust Preferred Securities. The subordinated debentures have a variable interest rate based on the three months SOFR plus 2.75%, with quarterly repricing. The debentures are redeemable by the Company subject to prior approval from the Federal Reserve on March 15, June 15, September 15, or December 15. The redemption price is par plus accrued and unpaid interest, except in the case of redemption under special event which is defined in the debenture. The BFC Trust Preferred Securities are subject to mandatory redemption to the extent of any early redemption of the subordinated debentures or upon its maturity on June 17, 2034.

The Company acquired the FULB Trust in the acquisition of FULB. The FULB Trust was formed in Delaware with capital of $192,000 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by FULB. The FULB Trust issued 6,200 Floating Rate Capital Trust Pass-Through Securities (“FULB Trust Preferred Securities”), with a liquidation value of $1,000 per security, for gross proceeds of $6.2 million prior to the FULB acquisition and the liability was assumed during the acquisition. The entire proceeds of the issuance were invested by the FULB Trust in $6.4 million of Floating Rate Junior Subordinated Deferrable Interest Debentures issued by FULB, with identical maturities, repricing and payment terms as the FULB Trust Preferred Securities. The subordinated debentures have a variable interest rate based on the three months SOFR plus 2.5%, with quarterly repricing. The debentures are redeemable by the Company subject to prior approval from the Federal Reserve, on any March 15, June 15, September 15, or December 15. The redemption price is par plus accrued and unpaid interest, except in the case of redemption under special event which is defined in the debenture. The FULB Trust Preferred Securities are subject to mandatory redemption to the extent of any early redemption of the subordinated debentures or upon its maturity on September 15, 2034.

Holders of the trust preferred securities issued by the Grantor Trusts are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security. Each of the Grantor Trusts has the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default of the payment of interest on the subordinated debentures. The trust preferred securities were sold and issued in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the trust preferred securities.

The acquired debentures were recorded on the Company’s books at their fair values on the acquisition date. The related fair value discounts to face value of these debentures are amortized over the remaining period in which their values are fully allowed to be included in the Company's capital ratio calculations using the effective interest method.

The following is a summary of the contractual terms of the subordinated debentures due to the Grantor Trusts at the date indicated:

	December 31, 2023
Subordinated debenture	Gross	Fair value discount	Net	Interest rate	Effective rate
BFC Trust	$3,093	$(268)	$2,825	8.39%	8.74%
FULB Trust	6,392	(652)	5,740	8.15%	8.75%
Total	$9,485	$(920)	$8,565	8.23%	8.75%

	December 31, 2022
Subordinated debenture	Gross	Fair value discount	Net	Interest rate	Effective Rate
BFC Trust	$3,093	$(290)	$2,803	7.49%	5.14%
FULB Trust	6,392	(711)	5,681	7.27%	5.27%
Total	$9,485	$(1,001)	$8,484	7.34%	5.23%

14.          SUBORDINATED DEBT

On August 6, 2020, the Company issued and sold $65.0 million aggregate principal amount of 5.25% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “Notes”) at a public offering price equal to 100% of the aggregate principal amount of the Notes. The offering of the Notes closed on August 10, 2020. The Notes initially bears a fixed interest rate of 5.25% per year. Commencing on September 15, 2025, the interest rate on the Notes resets quarterly to the three-month Secured Overnight Financing rate (“SOFR”) plus a spread of 521 basis points (5.21%), payable quarterly in arrears. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year through September 15, 2025 and quarterly thereafter on March 15, June 15, September 15 and December 15 of each year through the maturity date or early redemption date. The Company, at its option, may redeem the Notes, in whole or in part, on any interest payment date on or after September 15, 2025, without a premium. At December 31, 2023 and December 31, 2022, the Company had outstanding subordinate debt, net of costs to issue, totaling $63.9 million and $63.7 million, respectively.

15.          INCOME TAXES

Income tax expense for the dates indicated consisted of the following:

	Year Ended December 31,
	2023	2022	2021
		(As Restated)
Current income tax expense:
Federal	$7,021	$5,990	$5,122
State	3,711	3,638	2,572
Total current tax expense	10,732	9,628	7,694
Deferred income tax expense (benefit):
Federal	(206)	(402)	(95)
State	207	(518)	190
Total deferred tax expense (benefit)	1	(920)	95
Total income tax expense	$10,733	$8,708	$7,789

Income tax expense results in effective tax rates that differ from the statutory federal income tax rate for the years indicated as follows:

	December 31, 2023		December 31, 2022		December 31, 2021
	Amount	Rate%	Amount	Rate%	Amount	Rate%
			(As Restated)	(As Restated)
Federal statutory tax rate	$8,013	21.00%	$6,812	21.00%	$5,981	21.00%
State statutory tax rate, net of federal effective tax rate	3,095	8.10	2,465	7.60	2,182	7.66
Tax exempt interest	(76)	(0.20)	(94)	(0.29)	(80)	(0.28)
BOLI	(140)	(0.40)	(124)	(0.38)	(140)	(0.49)
Acquisition expenses	—	—	94	0.29	—	—
Other	(159)	(0.40)	(445)	(1.37)	(154)	(0.54)
Total income tax expense	$10,733	28.10%	$8,708	26.85%	$7,789	27.35%

The Company is subject to US federal income tax as well as state income tax in multiple states, most notably in California, Colorado and New Mexico. Federal income tax returns for the years ended on or after December 31, 2020 are open to audit by the federal authorities and, with limited exception, state income tax returns for the years ended on or after December 31, 2019 are open to audit by state authorities.

Deferred tax assets at the dates indicated, included as a component of interest receivable and other assets in the consolidated balance sheets consisted of the following:

	December 31,	December 31,
	2023	2022
		(As Restated)
Deferred tax assets
Net operating loss carryforward	$3,191	$3,945
Salary continuation plan	1,453	1,400
Allowance for credit losses	6,450	5,469
Stock based compensation	153	355
Lease liability	4,237	4,959
Other liabilities	—	459
Unrealized loss on AFS securities	5,885	4,682
Unrealized loss on equity securities	1,642	1,316
Other	1,265	1,547
Total deferred tax assets	24,276	24,132
Deferred tax liabilities
Core deposit intangible	(1,125)	(1,506)
ROU assets	(4,004)	(4,794)
FHLB stock dividend	(246)	(248)
Partnership investments	(973)	(974)
Deferred loan costs and other	(1,204)	(1,098)
Total deferred tax liability	(7,552)	(8,620)
Deferred tax assets, net	$16,724	$15,512

The utilization of the net operating losses (“NOLs”) is subject to an annual limit pursuant to Section 382 of the Internal Revenue Code. The amount of the annual limitations for Federal and California Franchise Tax purpose is $1.1 million and if not fully utilized, the NOLs will begin to expire in 2028. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are expected to be deductible, Management believes it is more likely than not we will realize the benefit of the remaining deferred tax assets. Accordingly, no valuation allowance has been established as of December 31, 2023 or 2022. At December 31, 2023, Federal, California and Colorado NOLs included in the deferred tax asset totaled $11.0 million, $9.2 million and $2.3 million, respectively.

During the years ended December 31, 2023, 2022 and 2021, the Company did not recognize any interest and penalties. The Company had no unrecognized tax benefits as of December 31, 2023 and 2022.

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

The following table presents a summary of commitments described above as of the dates indicated:

	December 31,	December 31,
	2023	2022
Commitments to extend credit	$76,531	$96,774
Standby letters of credit	846	768
Total commitments	$77,377	$97,542

Commitments generally have fixed expiration dates or other termination clauses. The actual liquidity needs or the credit risk that the Company will experience will be lower than the contractual amount of commitments to extend credit because a significant portion of these commitments are expected to expire without being drawn upon. The commitments are generally variable rate and include unfunded home equity lines of credit, commercial real estate construction where disbursement is made over the course of construction, commercial revolving lines of credit, and unsecured personal lines of credit. The Company’s outstanding loan commitments are made using the same underwriting standards as comparable outstanding loans. The reserve associated with these commitments included in interest payable and other liabilities on the consolidated balance sheets was $225,000 at December 31, 2023, compared to $315,000 at December 31, 2022.

Commercial Real Estate Concentrations

At December 31, 2023 and 2022, in management’s judgment, a concentration of loans existed in commercial real estate related loans. The Company’s commercial real estate loans are secured by owner-occupied and non-owner occupied commercial real estate and multifamily properties. Although management believes that loans within these concentrations have no more than the normal risk of collectability, a decline in the performance of the economy in general or a decline in real estate value in the Company’s primary market areas in particular, could have an adverse impact on collectability.

Other Assets

The Company has commitments to fund investments in LIHTC partnerships and a SBIC fund. At December 31, 2023, the remaining commitments to the LIHTC partnerships and SBIC fund were approximately $5.7 million and $122,000, respectively. At December 31, 2022, the remaining commitment to the LIHTC partnerships and SBIC fund were $2.1 million and $122,000, respectively.

Deposits

At December 31, 2023, approximately $246.0 million, or 11.5%, of the Company’s deposits are derived from the top ten depositors. At December 31, 2022, approximately $215.1 million, or 11.0%, of the Company’s deposits are derived from the top ten depositors.

Local Agency Deposits

In the normal course of business, the Company accepts deposits from local agencies. The Company is required to provide collateral for certain local agency deposits in the states of California, Colorado, New Mexico and Washington.

As both of December 31, 2023 and 2022, the FHLB issued letters of credit on behalf of the Company totaling $40.6 million, as collateral for local agency deposits.

17.          EMPLOYEE BENEFIT PLANS

401(k) Plan

Effective January 1, 2005, the Company adopted a qualified 401(k) profit sharing plan (the “401(k) Plan”) that covers substantially all full-time employees. The 401(k) Plan permits voluntary contributions by participants and provides for voluntary matching contributions by the Company after 90 days of employment. For the  years ended December 31, 2023, 2022 and 2021, the Company made contributions to the plan of $964,000, $801,000 and $570,000 respectively.

Salary Continuation Plan

In 2014, the Company established a salary continuation plan for one of its executive officers. In 2017, the Company extended coverage to two additional executive officers. Under the agreements, as amended, the Company provides the executive, or their designated beneficiaries, with annual benefits for fifteen years after retirement or death. The contributions are based on the executive’s performance related to Company’s financial performance. These benefits are substantially equivalent to those available under insurance policies purchased by the Company on the life of the executives. At December 31, 2023 and 2022, approximately $1.0 million and $1.2 million, respectively, of the salary continuation plan was related to plans assumed through the Company’s acquisitions. There are no further requirements to fund these plans.

In 2023, the Company did not recognize any expense included in salaries and benefits expense in the consolidated statements of income under the aforementioned salary continuation agreements due to be not able to meet the performance matrix, compared to $648,000 and $594,000 for the years ended December 31, 2022 and 2021, respectively.

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

The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date. For the  years ended December 31, 2023, 2022 and 2021, total compensation expense for these plans was $726,000, $1.0 million and $1.4 million, respectively.

As of December 31, 2023, there was $996,000 of total unrecognized compensation cost related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately four years.

The following table provides the restricted stock grant activity for the periods indicated:

	2023		2022
		Weighted-average		Weighted-average
		grant date		grant date
	Shares	fair value	Shares	fair value
Non-vested at January 1,	97,877	$16.80	139,275	$16.29
Granted	41,849	18.24	33,091	19.49
Vested	(58,361)	15.78	(72,635)	17.01
Forfeited	—	—	(1,854)	18.34
Non-Vested, at December 31,	81,365	$18.27	97,877	$16.80

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

Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period or, with the approval of the DFPI, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. During the years ended December 31, 2023 and 2022 the Bank paid $40.0 million and $10.0 million of dividends to the Company, respectively.

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

Management reviews capital ratios on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet our anticipated future needs. As of December 31, 2023, the most recent regulatory notifications from the Federal Reserve categorized the Bank as “Well Capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would have changed the category.

The following is a summary of actual capital amounts and ratios as of the dates indicated, for the Company (assuming it was subject to regulatory capital requirements) and the Bank compared to the requirements for minimum capital adequacy and classification as Well Capitalized:

	As of December 31, 2023		As of December 31, 2022
	Amount	Ratio	Amount	Ratio
			(As Restated)	(As Restated)
	(Dollars in thousands)
Leverage Ratio
BayCom Corp	$282,402	11.56%	$283,431	11.79%
Minimum requirement for "Well Capitalized"	122,135	5.00%	120,193	5.00%
Minimum regulatory requirement	97,708	4.00%	96,154	4.00%

United Business Bank	328,303	13.08%	336,667	13.64%
Minimum requirement for "Well Capitalized"	125,479	5.00%	123,402	5.00%
Minimum regulatory requirement	100,383	4.00%	98,722	4.00%

Common Equity Tier 1 Ratio
BayCom Corp	282,402	14.41%	283,431	13.68%
Minimum requirement for "Well Capitalized"	127,400	6.50%	134,648	6.50%
Minimum regulatory requirement	88,200	4.50%	93,218	4.50%

United Business Bank	328,303	16.94%	336,667	16.42%
Minimum requirement for "Well Capitalized"	125,987	6.50%	133,242	6.50%
Minimum regulatory requirement	87,222	4.50%	92,245	4.50%

Tier 1 Risk-Based Capital Ratio
BayCom Corp	291,887	14.89%	292,916	14.14%
Minimum requirement for "Well Capitalized"	156,800	8.00%	165,721	8.00%
Minimum regulatory requirement	117,600	6.00%	124,291	6.00%

United Business Bank	328,303	16.94%	336,667	16.42%
Minimum requirement for "Well Capitalized"	155,062	8.00%	163,991	8.00%
Minimum regulatory requirement	116,296	6.00%	122,993	6.00%

Total Risk-Based Capital Ratio
BayCom Corp	379,112	19.34%	377,131	18.21%
Minimum requirement for “Well Capitalized”	196,000	10.00%	207,151	10.00%
Minimum regulatory requirement	156,800	8.00%	165,721	8.00%

United Business Bank	350,528	18.08%	355,882	17.36%
Minimum requirement for "Well Capitalized"	193,827	10.00%	204,988	10.00%
Minimum regulatory requirement	155,062	8.00%	163,991	8.00%

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

The following is a summary of the aggregate loan activity involving related party borrowers for the dates indicated:

	December 31,	December 31,
	2023	2022
Beginning of the year	$38,276	$33,581
Disbursements	1,611	8,187
Amounts paid	(10,044)	(3,492)
End of year (1)	$29,843	$38,276
Undisbursed commitments to related parties	$857	$2,468
(1)	Amounts include $8.5 million of outstanding loans to former directors who retired in 2023, for which the Bank no longer considers related parties as of December 31, 2023.

At December 31, 2023 and 2022, the Company had deposits with directors, officers and their associates which totaled approximately $26.3 million and $32.7 million, respectively.

21.          OTHER EXPENSES

For the dates indicated, other expenses consisted of the following:

	December 31,	December 31,	December 31,
	2023	2022	2021
Professional fees	$2,048	$2,775	$2,123
Core deposit premium amortization	1,286	2,044	1,813
Marketing and promotions	896	955	656
Stationery and supplies	328	352	361
Insurance (including FDIC premiums)	1,364	951	840
Communication and postage	927	937	784
Loan default related expense	402	254	89
Director fees and expenses	329	366	325
Bank service charges	66	162	256
Courier expense	751	745	662
Other	500	561	510
Total	$8,897	$10,102	$8,419

The Company expenses marketing and promotions costs as they are incurred. Advertising expense included in marketing and promotions totaled $48,000 for the year ended December 31, 2023, compared to $71,000 for both the years ended December 31, 2022 and 2021.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the lowest level of inputs that is significant to the measurement is used for to determine the hierarch for the entire asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with our quarterly valuation process. There were no transfers between levels during 2023 and 2022.

The following assets are measured at fair value on a recurring basis at the dates indicated:

	Total Estimated	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
December 31, 2023
Municipal securities	$20,827	$—	$20,827	$—
Mortgage-backed securities	37,601	—	37,601	—
Collateralized mortgage obligations	32,976	—	32,976	—
SBA securities	5,252	—	5,252	—
Corporate bonds	66,496	—	66,496	—
Equity securities	12,585	12,585	—	—
Total	$175,737	$12,585	$163,152	$—

	Total Estimated	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
December 31, 2022
U.S. Government Agencies	$1,505	$—	$1,505	$—
Municipal securities	19,557	—	19,557	—
Mortgage-backed securities	33,010	—	33,010	—
Collateralized mortgage obligations	25,424	—	25,424	—
SBA securities	4,305	—	4,305	—
Corporate bonds	70,203	—	70,203	—
Equity securities	13,757	13,757	—	—
Total	$167,761	$13,757	$154,004	$—

The following assets are measured at fair value on a nonrecurring basis as of the dates indicated:

	Total Estimated	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
December 31, 2023
Individually evaluated loans (1)	$12,977	$—	$—	$12,977
Total	$12,977	$—	$—	$12,977

	Total Estimated	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Performing impaired loans (1)	$759	$—	$—	$759
Nonperforming impaired loans	15,223	—	—	15,223
OREO	21	—	—	21
Total	$16,003	$—	$—	$16,003

(1)	For each quarter the loan was outstanding in 2023, with the adoption of CECL, one performing modified loan to a borrower experiencing financial difficulty was individually evaluated in determining the estimated allowance for credit losses.

The Company does not record loans at fair value on a recurring basis. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are placed on nonaccrual and individually evaluated. The fair value of individually evaluated loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise and liquidation value and discounted cash flows. Those loans not requiring an allowance for credit losses represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. When the fair value of the collateral is based on an observable market price or a current appraised value which uses substantially observable data, the Company records the individually evaluated loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is below the appraised value or the appraised value contains a significant assumption and there is no observable market price, the Company records the individually evaluated loan as nonrecurring Level 3.

The Company records OREO at fair value on a nonrecurring basis based on the collateral value of the property. When the fair value of the collateral is based on an observable market price or a current appraised value which uses substantially observable data, the Company records the OREO as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is below the appraised value or the appraised value contains a significant assumption, and there is no observable market price, the Company records the individually evaluated loan as nonrecurring Level 3. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Management also incorporates assumptions regarding market trends or other relevant factors and selling and commission costs ranging from 5% to 10%. Such adjustments and assumptions are typically significant and result in a Level 3 classification of the inputs for determining fair value.

23.          FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value disclosure for financial instruments:

Cash and cash equivalents — Cash and cash equivalents include cash and due from bank, Federal funds sold and interest-bearing balances in banks, and are valued at their carrying amounts because of the short-term nature of these instruments.

Time deposits in banks — Interest bearing time deposits in banks are valued based on quoted interest rates for comparable instruments with similar remaining maturities.

Investment securities — The fair value of securities AFS are based on quoted market prices, where available. If quoted market prices are not available, fair values are estimated using quoted market prices for similar securities and indications of value provides by brokers.

Equity securities — The fair value of equity securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are estimated using quoted market prices for similar securities and indications of value provides by brokers.

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

Loans—Loans with variable interest rates are valued at the current carrying value, because these loans are regularly adjusted to market rates. The fair value of fixed rate with remaining maturities in excess of one year is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities. The allowance for credit losses on loans is considered to be a reasonable estimate of the loan discount related to credit risk.

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

The carrying amounts and fair values of the Company’s financial instruments at the dates indicated are presented below:

	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
December 31, 2023
Financial assets:
Cash and cash equivalents	$307,539	$307,539	$307,539	$—	$—
Time deposits in banks	1,245	1,245	1,245	—	—
Investment securities AFS	163,152	163,152	—	163,152	—
Equity securities	12,585	12,585	12,585	—	—
Investment in FHLB and FRB Stock	20,939	20,939	—	20,939	—
Loans held for sale	—	—	—	—	—
Loans, net	1,905,829	1,810,426	—	—	1,810,426
Accrued interest receivable	8,423	8,423	—	8,423	—
Financial liabilities:
Deposits	2,132,750	2,135,923	—	2,135,923	—
Junior subordinated deferrable interest debentures, net	8,565	8,631	—	—	8,631
Subordinated debt, net	63,881	63,881	—	63,881	—
Accrued interest payable	3,054	3,054	—	3,054	—
Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	77,377	77,152	—	—	77,152

	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
December 31, 2022
Financial assets:
Cash and cash equivalents	$176,815	$176,815	$176,815	$—	$—
Time deposits in banks	2,241	2,241	2,241	—	—
Investment securities AFS	154,004	154,004	—	154,004	—
Equity securities	13,757	13,757	13,757	—	—
Investment in FHLB and FRB Stock	20,281	20,281	—	20,281	—
Loans held for sale	2,380	2,380	—	2,380	—
Loans, net	2,002,224	1,940,480	—	—	1,940,480
Accrued interest receivable	7,659	7,659	—	7,659	—
Financial liabilities:
Deposits	2,085,479	2,087,265	—	2,087,265	—
Junior subordinated deferrable interest debentures, net	8,484	7,739	—	—	7,739
Subordinated debt, net	63,711	63,711	—	63,711	—
Accrued interest payable	1,413	1,413	—	1,413	—
Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	97,542	97,227	—	—	97,227

24.          PARENT COMPANY ONLY

BAYCOM CORP

BALANCE SHEETS

December 31, 2023 and 2022

	2023	2022
		(As Restated)
ASSETS
Cash and due from banks	$13,037	$3,837
Equity securities	12,585	13,757
Investment in bank subsidiary	358,771	370,384
Interest receivable and other assets	3,420	3,108
Total assets	$387,813	$391,086
LIABILITIES AND SHAREHOLDERS' EQUITY
Junior subordinated deferrable interest debentures, net	$8,565	$8,484
Subordinated debt, net	63,881	63,711
Interest payable and other liabilities	2,498	1,742
Total liabilities	74,944	73,937
Shareholders' equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding at both December 31, 2023 and 2022	—	—
Common stock, no par value; 100,000,000 shares authorized; 11,551,271 and 12,838,462 shares issued and outstanding at December 31, 2023 and 2022, respectively	180,913	204,301
Additional paid in capital	287	287
Accumulated other comprehensive loss, net of tax	(14,592)	(11,561)
Retained earnings	146,261	124,122
Total shareholders' equity	312,869	317,149
Total liabilities and shareholders' equity	$387,813	$391,086

BAYCOM CORP

STATEMENTS OF INCOME

For the years ended December 31, 2023, 2022 and 2021

	2023	2022	2021
		(As Restated)
Income:
Interest income	$1,019	$813	$624
Loss on equity securities	(1,141)	(4,573)	—
Earnings from bank subsidiary	(8,811)	19,683	23,376
Dividends from bank subsidiary	40,000	10,000	—
Dividends from statutory trusts	19	8	4
Gain on sale of securities	—	—	41
Total income	31,086	25,931	24,045
Expense:
Subordinated debt	3,582	3,582	3,582
Junior subordinate debt	830	496	344
Total Interest expense	4,412	4,078	3,926
Noninterest expense	714	489	462
Total expense	5,126	4,567	4,388
Income before provision for income taxes	25,960	21,364	19,657
Income tax benefit	(1,465)	(2,366)	(1,035)
Net income	$27,425	$23,730	$20,692

BAYCOM CORP

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2023, 2022 and 2021

	2023	2022	2021
		(As Restated)
Cash flows from operating activities:
Net income	$27,425	$23,730	$20,692
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from bank subsidiary	(31,189)	(29,683)	(23,376)
Dividend from bank subsidiary	40,000	10,000	—
Gain on sale of securities	—	—	(41)
Income tax benefit	(1,465)	(2,366)	(1,035)
Accretion of premiums/discounts on investment securities	31	162	40
Loss on equity securities	1,141	4,573	—
Accretion on junior subordinated debentures	251	250	251
Stock-based compensation expense	726	1,022	1,407
Increase (decrease) in deferred tax asset	329	(189)	—
Increase (decrease) in interest receivable and other assets	1,314	1,356	(230)
(Decrease) increase in interest payable and other liabilities	(893)	24	2
Net cash provided by (used in) operating activities	37,670	8,879	(2,290)
Cash flows from investing activities:
Capital contribution to subsidiary	(719)	(1,217)	(1,400)
Purchase of equity securities	—	—	(18,330)
Net cash received for acquisitions	—	275	—
Net cash used in investing activities	(719)	(942)	(19,730)
Cash flows from financing activities:
Repurchase of common stock	(24,114)	(17,959)	(11,551)
Cash dividends paid on common stock	(3,637)	(2,020)	—
Net cash used in financing activities	(27,751)	(19,979)	(11,551)
Increase (decrease) in cash and cash equivalents	9,200	(12,042)	(33,571)
Cash and cash equivalents at beginning of period	3,837	15,879	49,450
Cash and cash equivalents at end of period	$13,037	$3,837	$15,879

Supplemental disclosure of cash flow information:
Non-cash investing activities:
Change in unrealized (loss) gain on securities AFS, net of tax	(3,031)	—	531
Cash dividends declared on common stock not yet paid	(1,158)	644	—

Acquisition:
Common stock issued	—	64,140	—

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9(A). Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures:

An evaluation of the Company’s disclosure controls and procedures, as defined in Rule 13a 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), was conducted as of December 31, 2023 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that based on their evaluation at December 31, 2023, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

Previously Disclosed Material Weakness in Internal Control Over Financial Reporting

The Company disclosed in Part II, Item 9A – Controls and Procedures in its Annual Report on Form 10-K/A for the year ended December 31, 2022 and in Part I, Item 4 – Controls and Procedures in its Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2023, that it had identified an error related to the accounting for unrealized losses on preferred equity securities that resulted in material misstatements of noninterest income and accumulated other comprehensive income. At the time of its purchase of the preferred equity securities for investment purposes, the Company inappropriately accounted for them as available for sale debt securities under ASC Topic 320 – Investments-Debt Securities. As such, the changes in the fair value of these securities were not recorded as part of net income but rather as a component of shareholders’ equity (in accumulated other comprehensive income, net of tax). However, as a result of subsequent research and third-party consultation, the Company determined that the securities should instead have been accounted for under ASC Topic 321 – Investments-Equity Securities. The result of this change in classification of the preferred equity securities was that the change in the fair value of the securities for the prior periods should have been recorded in noninterest income on the consolidated statements of income. The Company determined that this error constituted a “material weakness” in its internal control over financial reporting.

In response to the identified material weakness, our management, with the oversight of the audit committee of our board of directors, dedicated additional resources, including additional employee training and engagement of third-party expertise, toward improving our internal control over financial reporting. During the quarter ended June 30, 2023, we redesigned and enhanced control activities related to investment security classification and review at the acquisition date. Upon the acquisition of securities in the third and fourth quarters of 2023, we implemented the redesigned and enhanced controls. We rigorously tested these controls, and through independent testing by internal audit, we confirmed their effective operation. We believe that with the implementation and successful testing of these redesigned and enhanced controls, the identified material weakness as of December 31, 2023, has been remediated, thereby strengthening our internal control over financial reporting.

(b)	Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2023, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2023.

Moss Adams LLP, the independent registered public accounting firm that audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K, has also issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, is included in the “Report of Independent Registered Public Accounting Firm” contained under “Item 8 – Financial Statements and Supplementary Data” of this Form 10-K.

(c)   Changes in Internal Controls over Financial Reporting

There were no changes made to our internal control over financial reporting that occurred during the three months ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(a)	Nothing to report.
(b)	During the quarter ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Information concerning the executive officers of the Company is contained under the heading “Information About our Executive Officers” under Part I, Item 1 of this Form 10-K and is incorporated herein by reference.

Delinquent Section 16(a) Reports

Information concerning the Company’s delinquent section 16(a) Reports is incorporated herein by reference from the Proxy Statement, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

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

Audit Committee Matters and Audit Committee Financial Expert. The Board of Directors of BayCom has a standing Audit Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee operates under a formal written charter adopted by the Board of Directors. The members of that committee currently consist of Directors Kendall, Chaudhary (Chair), Davis, Laverne and Magid, each of whom was considered independent under Nasdaq listing standards. The Board of Directors has determined that Mr. Chaudhary is an “audit committee financial expert” as defined in applicable SEC rules. All members of the Audit Committee (i) are independent as defined under Rule 4200(a)(15) of the Nasdaq Marketplace Rules; (ii) meet the criteria for independence set forth in SEC Rule 10A-3(b)(1); (iii) have not participated in the preparation of the financial statements of the Company or any of its current subsidiaries at any time during the past three years; and (iv) are able to read and understand fundamental financial statements, including our balance sheet, income statement, and cash flow statement.

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

The following table sets forth information as of December 31, 2023 with respect to the Company’s equity compensation plans, all of which were approved by the Company’s shareholders:

Number of securities
	Number of securities to	Weighted-average	remaining available for
	be issued upon exercise	exercise price of	future issuance under
	of outstanding options,	outstanding options,	equity compensation
Plan category	warrants, and rights	warrants, and rights	plans (1)

Equity compensation plans approved by security holders	—	$—	44,236
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	44,236
(1)	All of the shares reported are available for future issuance other than upon the exercise of an option, warrant, or right.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Form 10-K:
(1)	Financial Statements: The Consolidated Financial Statements are included in Part II. “Item. 8 Financial Statements and Supplementary Data”.
(2)	Financial Statements Schedules: All schedules are omitted because they are not required or applicable, or the required information is shown in the Consolidated Financial Statements or Notes.
(3)	Exhibits: Included in schedule below.

Exhibit Number	Description

3.1	Articles of Incorporation of BayCom Corp(1)

3.2	Amended and Restated Bylaws of BayCom Corp(2)

4.1	Form of common stock certificate of BayCom Corp(1)

4.2	Description of BayCom Corp’s Securities(3)

4.3	Indenture, date August 6, 2020, between BayCom Corp and Wilmington Trust, National Association, as Trustee(4)

4.4	First Supplemental Indenture, dated August 6, 2020, between BayCom Corp and Wilmington Trust, National Association, as Trustee(4)

4.5	Form of 5.25% Fixed-to-Floating Rate Subordinated Note due 2030 (included in Exhibit 4.2)(4)

10.1+	Amended and Restated Employment Agreement, dated March 5, 2021, among BayCom Corp, United Business Bank and George Guarini⁽⁵⁾

10.2+	Amendment No. 1 dated January 17, 2024 to the Amended and Restated Employment Agreement, dated March 5, 2021, by among BayCom Corp, United Business Bank and George Guarini(6)

10.3+	Amended and Restated Employment Agreement, dated March 5, 2021, among BayCom Corp, United Business Bank and Janet King⁽⁵⁾

10.4+	Amendment No. 1 dated January 17, 2024 to the Amended and Restated Employment Agreement, dated March 5, 2021, by among BayCom Corp, United Business Bank and Janet King(6)

10.5+	Amended and Restated Employment Agreement, dated March 5, 2021, among BayCom Corp, United Business Bank and Keary Colwell⁽⁵⁾

10.6+	Amendment No. 1 to the Amended and Restated Employment Agreement, dated January 19, 2024, among BayCom Corp, United Business Bank and Keary Colwell(6)

10.7+	Amended and Restated Executive Supplemental Compensation Agreement, dated February 20, 2018, between United Business Bank and George J. Guarini(7)

10.8+	Amended and Restated Executive Supplemental Compensation Agreement, dated February 20, 2018, between United Business Bank and Janet King(1)

10.9+	Amended and Restated Executive Supplemental Compensation Agreement, dated February 20, 2018, between United Business Bank and Keary Colwell.(1)

10.10+	Amended and Restated Joint Beneficiary Agreement between United Business Bank and George Guarini(1)

10.11+	Amendment No. 1 to Amended and Restated Joint Beneficiary Agreement by and between United Business Bank and George J. Guarini, Dated June 20, 2023⁽⁷⁾

10.12+	BayCom Corp Amended and Restated 2017 Omnibus Equity Incentive Plan(1)

10.13+	Form of Restricted Stock Award Agreement under the BayCom Corp Amended and Restated 2017 Omnibus Equity Incentive Plan(1)

10.14+	Form of Non-Qualified Stock Option Agreement under the BayCom Corp Amended and Restated 2017 Omnibus Equity Incentive Plan(1)

10.15+	Form of Incentive Stock Option Agreement under the BayCom Corp Amended and Restated 2017 Omnibus Equity Incentive Plan(1)

10.16+	Form of Restricted Stock Unit Agreement under the BayCom Corp Amended and Restated 2017 Omnibus Equity Incentive Plan(1)

10.17+	Joint Beneficiary Agreement between United Business Bank and Janet King(1)

10.18+	Amendment No. 1 to Joint Beneficiary Agreement by and between United Business Bank and Janet King, dated June 20, 2023⁽⁷⁾

10.19+	Joint Beneficiary Agreement between United Business Bank and Keary Colwell(1)

10.20+	Amendment No. 1 to Joint Beneficiary Agreement by and between United Business Bank and Keary Colwell, dated June 20, 2023(7)

10.21+	Joint Beneficiary Agreement between United Business Bank and Mery Therese Curley⁽⁸⁾

10.22+	Summary of Annual Incentive Bonus program(9)

14	Code of Business Conduct and Ethics(10)

21	Subsidiaries of the Registrant(11)

23.1	Consent of Moss Adams LLP

24	Power of Attorney (set forth on signature page).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Policy relating to Recovery of Erroneously Awarded Compensation

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Shareholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

+Indicates management contract or compensatory plan or arrangement.

(1)	Incorporated herein by reference to the Registration Statement on Form S-1 filed on April 11, 2018 (File No. 333-224236).
(2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2020 (File No. 001-38483).
(3)	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-38433).

(4)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on August 10, 2020 (File No. 001-38483).
(5)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2021 (File No. 001-38483).
(6)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on January 19, 2024 (File No. 001-38483).
(7)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on June 23, 2023 (File No. 001-38483).
(8)	Incorporated herein by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the ended June 30, 2018, filed on August 14, 2018 (File No. 001-38433).
(9)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the ended March 31, 2021, filed on May 13, 2021 (File No. 001-38433).
(10)	Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.unitedbusinessbank.com in the section titled About Us — Investor Information.
(11)	Incorporated herein by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-38433).

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAYCOM CORP
Date:	March 15, 2024	By:	/s/ George J. Guarini
George J. Guarini
President and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of George J. Guarini and Keary L. Colwell his or her true and lawful attorney- in-fact and agent, with full power of substitution and re-substitution, for him/her and in his/her name, place and stead, in any and all capacities, to sign any amendment to BayCom Corp’s Annual Report on Form 10-K for the year ended December 31, 2023, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming said attorney-in-fact and agent or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ George J. Guarini	Date:	March 15, 2024
George J. Guarini, President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Lloyd W. Kendall	Date:	March 15, 2024
Lloyd W. Kendall, Chairman of the Board and Director

/s/ James S. Camp	Date:	March 15, 2024
James S. Camp, Director

/s/ Harpreet S. Chaudhary	Date:	March 15, 2024
Harpreet S. Chaudhary, Director

/s/ Rocco Davis	Date:	March 15, 2024
Rocco Davis, Director

/s/ Robert G. Laverne	Date:	March 15, 2024
Robert G. Laverne, MD, Director

/s/ Syvia L. Magid	Date:	March 15, 2024
Syvia L. Magid, Director

/s/ Janet L. King	Date:	March 15, 2024
Janet L. King, Senior Executive Vice President, Chief Operating Officer and Director

/s/ Keary L. Colwell	Date:	March 15, 2024
Keary L. Colwell, Senior Executive Vice President, Chief Financial
Officer, Chief Administrative Officer, Secretary and Director (Principal Financial and Accounting Officer)