Form 10-Q
period 2024-03-31
BayCom Corp
filed 2024-05-10
CIK 1730984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 8, 2024, there were 11,248,342 shares of the registrant’s common stock outstanding.

BAYCOM CORP

QUARTERLY REPORT ON FORM 10-Q

As used throughout this report, the terms “we,” “our,” “us,” “BayCom,” or the “Company” refer to BayCom Corp and its consolidated subsidiary, United Business Bank, which we sometimes refer to as the “Bank,” unless the context otherwise requires.

BAYCOM CORP

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

(unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
Cash due from banks	$20,379	$17,901
Federal funds sold and interest-bearing balances in banks	327,953	289,638
Cash and cash equivalents	348,332	307,539
Time deposits in banks	996	1,245
Investment securities available-for-sale ("AFS"), at fair value, net of allowance for credit losses of $0 at both March 31, 2024 and December 31, 2023	167,919	163,152
Equity securities	13,158	12,585
Federal Home Loan Bank ("FHLB") stock, at par	11,313	11,313
Federal Reserve Bank ("FRB") stock, at par	9,630	9,626
Loans held for sale	1,684	—
Loans, net of allowance for credit losses of $18,890 at March 31, 2024 and $22,000 at December 31, 2023	1,867,840	1,905,829
Premises and equipment, net	14,355	13,734
Core deposit intangible, net	3,610	3,915
Cash surrender value of bank owned life insurance ("BOLI") policies, net	23,044	22,867
Right-of-use assets ("ROU"), net	13,460	13,939
Goodwill	38,838	38,838
Interest receivable and other assets	46,530	47,378
Total assets	$2,560,709	$2,551,960
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest and interest bearing deposits	$2,142,907	$2,132,750
Junior subordinated deferrable interest debentures, net	8,585	8,565
Subordinated debt, net	63,609	63,881
Salary continuation plan	4,667	4,552
Lease liabilities	14,321	14,752
Interest payable and other liabilities	12,385	14,591
Total liabilities	2,246,474	2,239,091
Commitments and contingencies (Note 17)
Shareholders' equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding at both March 31, 2024 and December 31, 2023	—	—
Common stock, no par value; 100,000,000 shares authorized; 11,377,117 and 11,551,271 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	177,075	180,913
Additional paid in capital	287	287
Accumulated other comprehensive loss, net of tax	(14,108)	(14,592)
Retained earnings	150,981	146,261
Total shareholders’ equity	314,235	312,869
Total liabilities and shareholders’ equity	$2,560,709	$2,551,960

See Notes to Condensed Consolidated Financial Statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for share and per share data)

(unaudited)

	Three months ended
	March 31,
	2024	2023
		(As Restated)
Interest income:
Loans, including fees	$25,257	$26,255
Investment securities	1,956	1,640
Fed funds sold and interest-bearing balances in banks	4,115	1,829
FHLB dividends	272	188
FRB dividends	144	144
Total interest and dividend income	31,744	30,056
Interest expense:
Deposits	8,227	3,700
Subordinated debt	893	896
Junior subordinated deferrable interest debentures	217	203
Total interest expense	9,337	4,799
Net interest income	22,407	25,257
Provision for credit losses	252	275
Net interest income after provision for credit losses	22,155	24,982
Noninterest income:
Gain on sale of loans	—	412
Gain (loss) on equity securities	573	(896)
Service charges and other fees	839	885
Loan servicing and other loan fees	392	410
(Loss) income on investment in Small Business Investment Company (“SBIC”) fund	(30)	489
Other income and fees	288	261
Total noninterest income	2,062	1,561
Noninterest expense:
Salaries and employee benefits	10,036	11,036
Occupancy and equipment	2,154	2,027
Data processing	1,753	1,465
Other expense	2,128	2,001
Total noninterest expense	16,071	16,529
Income before provision for income taxes	8,146	10,014
Provision for income taxes	2,269	2,823
Net income	$5,877	$7,191
Earnings per common share:
Basic earnings per common share	$0.51	$0.57
Weighted average common shares outstanding	11,525,752	12,699,476

Diluted earnings per common share	$0.51	$0.57
Weighted average common shares outstanding	11,525,752	12,699,476

See Notes to Condensed Consolidated Financial Statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three months ended
	March 31,
	2024	2023
		(As Restated)
Net income	$5,877	$7,191
Other comprehensive loss:
Change in unrealized gain (loss) on AFS securities	696	(1,821)
Deferred tax (expense) benefit	(212)	524
Other comprehensive income (loss), net of tax	484	(1,297)
Total comprehensive income	$6,361	$5,894

See Notes to Condensed Consolidated Financial Statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except for share and per share data)

(unaudited)

				Accumulated
		Common	Additional	Other		Total
	Number of	Stock	Paid in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Capital	Income/(Loss)	Earnings	Equity
Three months ended March 31, 2024
Balance, December 31, 2023	11,551,271	$180,913	$287	$(14,592)	$146,261	$312,869
Net income					5,877	5,877
Other comprehensive income, net				484		484
Restricted stock granted	24,471					—
Forfeiture of restricted stock grants	(505)					—
Cash dividends of $0.10 per share					(1,157)	(1,157)
Stock based compensation		160				160
Repurchase of shares	(198,120)	(3,998)				(3,998)
Balance, March 31, 2024	11,377,117	$177,075	$287	$(14,108)	$150,981	$314,235

Three months ended March 31, 2023
Balance, December 31, 2022 (As Restated)	12,838,462	$204,301	$287	$(11,561)	$124,122	$317,149
Net income					7,191	7,191
Other comprehensive loss, net				(1,297)		(1,297)
Cumulative change from adoption of ASU 2016-13, net of tax					(491)	(491)
Restricted stock granted	28,392					—
Cash dividends of $0.10 per share					(1,264)	(1,264)
Stock based compensation		250				250
Repurchase of shares	(422,877)	(8,066)				(8,066)
Balance, March 31, 2023 (As Restated)	12,443,977	$196,485	$287	$(12,858)	$129,558	$313,472

See Notes to Condensed Consolidated Financial Statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three months ended
	March 31,
	2024	2023
		(As Restated)
Cash flows from operating activities:
Net income	$5,877	$7,191
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	252	275
Deferred tax expense	1,909	1,681
Accretion on acquired loans	(38)	(893)
Gain on sale of loans	—	(412)
Proceeds from sale of loans	—	8,497
Loans originated for sale	—	(6,372)
Accretion on junior subordinated debentures	20	20
Gain on repayment of subordinated debt, net	34	—
Increase in cash surrender value of life insurance policies	(177)	(166)
Amortization/accretion of premiums/discounts on investment securities, net	36	113
(Gain) loss on equity securities	(573)	896
Depreciation and amortization	491	453
Core deposit intangible amortization	305	369
Stock based compensation expense	160	250
Increase (decrease) in deferred loan origination fees, net	64	(66)
Net change in interest receivable and other assets	(811)	1,317
Increase in salary continuation plan, net	115	81
Net change in interest payable and other liabilities	(2,581)	(5,046)
Net cash provided by operating activities	5,083	8,188
Cash flows from investing activities:
Proceeds from maturities of interest bearing deposits in banks	249	—
Purchase of investment securities AFS	(7,132)	(1,500)
Proceeds from maturities, repayments and calls of investment securities AFS	3,025	1,170
Purchase of FRB stock	(4)	(7)
Decrease (increase) in loans, net	36,027	(20,560)
Purchase of equipment and leasehold improvements, net	(1,143)	(148)
Net cash provided by (used in) investing activities	31,022	(21,045)

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(In thousands)

(unaudited)

	Three months ended
	March 31,
	2024	2023
		(As Restated)
Cash flows from financing activities:
Decrease in noninterest and interest bearing deposits in banks, net	(26,816)	(54,301)
Increase in time deposits, net	36,973	96,591
Repayment of subordinated debt, net	(315)	—
Repurchase of common stock	(3,998)	(8,066)
Dividends paid on common stock	(1,156)	(644)
Net cash provided by financing activities	4,688	33,580
Increase in cash and cash equivalents	40,793	20,723
Cash and cash equivalents at beginning of period	307,539	176,815
Cash and cash equivalents at end of period	$348,332	$197,538

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$9,673	$5,108
Income taxes paid, net	—	10
Recognition of ROU assets	575	—
Recognition of lease liability	570	—

Non-cash operating activities:
Increase in allowance for credit losses upon adoption of ASU 2016-03	$—	$1,545

Non-cash investing and financing activities:
Change in unrealized gain (loss) on AFS securities, net of tax	$484	$(1,297)
Transfer of loans to held-for-sale	1,684	—
Cash dividends declared on common stock not yet paid	(1,157)	(1,264)

See Notes to Condensed Consolidated Financial Statements.

NOTE 1 – BASIS OF PRESENTATION

BayCom Corp (the “Company”) is a bank holding company headquartered in Walnut Creek, California. United Business Bank (the “Bank”), the Company’s wholly owned banking subsidiary, is a California state-chartered bank which provides a broad range of financial services primarily to local small and mid-sized businesses, service professionals and individuals. In its 19 years of operation, the Bank has grown to 35 full-service banking branches, with 16 locations in California, one in Nevada, two in Washington, five in New Mexico and 11 in Colorado. The condensed consolidated financial statements include the accounts of the Company and the Bank.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in annual financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Results of operations for interim periods are not necessarily indicative of results for the full year. Certain prior year information has been reclassified to conform to the current year presentation. None of the reclassifications impacted consolidated net income, earnings per share or shareholders’ equity.

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for a public company that qualified as an “emerging growth company,” or EGC. The Company qualified as an EGC and remained an EGC until December 31, 2023, the last day of the Company’s fiscal year following the fifth anniversary of the completion of the Company’s initial public offering. As an EGC, we were permitted to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements were made applicable to private companies. We took advantage of the benefits of this extended transition period; accordingly, our condensed consolidated financial statements for periods prior to our exit from EGC status may not be comparable to companies that comply with such new or revised accounting standards.

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

At the time of its purchase of the preferred equity securities for investment purposes, the Company inappropriately accounted for them as AFS debt securities under Accounting Standards Codification (“ASC”) Topic 320 – Investments-Debt Securities. As such, the changes in the fair value of these securities were not recorded as part of net income but rather as a component of shareholders’ equity (in accumulated other comprehensive income, net of tax). However, as a result of subsequent research and third-party consultation, the Company determined that the securities should instead have been accounted for under ASC Topic 321 – Investments-Equity Securities. The result of this change in classification of the preferred equity securities is that the change in the fair value of the securities each quarter should have been recorded in noninterest income on the consolidated statements of income.

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

NOTE 2 - ACCOUNTING GUIDANCE NOT YET EFFECTIVE AND ADOPTED ACCOUNTING GUIDANCE

Accounting Guidance Adopted in 2024

On January 1, 2024, the Company adopted Accounting Standards Update (“ASU”) 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, a consensus of the Emerging Issues Task Force. ASU 2023-02 allows an entity the option to apply the proportional amortization method of accounting to other equity investments that are made for the primary purpose of receiving tax credits or other income tax benefits if certain conditions are met. Prior to this ASU, the application of the proportional amortization method of accounting was limited to investments in low-income housing tax credit structures. The proportional amortization method of accounting results in the amortization of applicable investments, as well as the related income tax credits or other income tax benefits received, being presented on a single line in the statements of income, income tax expense. Under this ASU, an entity has the option to apply the proportional amortization method of accounting to applicable investments on a tax-credit-program-by-tax-credit program basis. In addition, the amendments in this ASU require that all tax equity investments accounted for using the proportional amortization method use the delayed equity contribution guidance in paragraph 323-740-25-3, requiring a liability to be recognized for delayed equity contributions that are unconditional and legally binding or for equity contributions that are contingent upon a future event when that contingent event becomes probable. Under this ASU, low-income housing tax credit investments for which the proportional amortization method is not applied can no longer be accounted for using the delayed equity contribution guidance. Further, this ASU specifies that impairment of low-income housing tax credit investments not accounted for using the equity method must apply the impairment guidance in Subtopic 323-10: Investments - Equity Method and Joint Ventures - Overall. This ASU also clarifies that for low-income housing tax credit investments not accounted for under the proportional amortization method or the equity method, an entity shall account for them under Topic 321: Investments - Equity Securities. The amendments in the ASU also require additional disclosures in interim and annual periods concerning investments for which the proportional amortization method is applied, including (i) the nature of tax equity investments, and (ii) the effect of tax equity investments and related income tax credits and other income tax benefits on the financial position and results of operations. ASU 2023-02 is effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The adoption of ASU 2023-02 did not have a material impact on the Company's consolidated financial statements and related disclosures.

Fair Value Measurement (Topic 820) - In June 2022, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The guidance in the ASU clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account on the equity security and, therefore, is not considered in measuring fair value. The ASU also requires additional disclosures about the restriction. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The adoption of ASU 2022-03 did not have a significant impact on the Company's consolidated financial statements and related disclosures.

Recent Accounting Guidance Not Yet Effective

Business Combinations (Topic 805) - In August 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture (JV) Formations: Recognition and Initial Measurement. The guidance requires newly-formed JVs to apply a new basis of accounting to all of its contributed net assets, which results in the JV initially measuring its contributed net assets under ASC 805-20, Business Combinations. The new guidance would be applied prospectively and is effective for all newly-formed joint venture entities with a formation date on or after January 1, 2025, with early adoption permitted. The Company is evaluating the accounting and disclosure requirements of this update and does not expect them to have a material effect on the consolidated financial statements.

Segment Reporting – Improvements to Reportable Segment Disclosures (Topic 280) – In November 2023, the FASB issued ASU 2023-07 to enhance disclosures about significant segment expenses for public entities reporting segment information under Topic 280. It requires that a public entity disclose, on an annual and interim basis, significant expense categories for each reportable segment. Significant expense categories are derived from expenses that are 1) regularly reported to an entity’s chief operating decision-maker ("CODM"), and 2) included in a segment’s reported measure of profit or loss. The disclosures should include an amount for "other segment items," reflecting the difference between 1) segment revenue less significant segment expenses, and 2) the reportable segment’s profit or loss measures. It requires that a public entity disclose the title and position of the CODM and how the CODM uses the reported measure of profit or loss to assess segment performance and to allocate resources. Further it clarifies that entities with a single reportable segment must disclose both new and existing segment reporting requirements. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Entities must adopt the guidance on a retrospective basis. The Company is evaluating the accounting and disclosure requirements of this update and does not expect them to have a material effect on the consolidated financial statements.

Income Taxes – Improvements to Income Tax Disclosures (Topic 740) –In December 2023, the FASB issued ASU 2023-09 to provide additional transparency into an entity’s income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The standard requires that public business entities disclose, on an annual basis, specific categories in the rate reconciliation and additional information for reconciling items meeting a certain quantitative threshold. The amendments also require that entities disclose on an annual basis: 1) income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes and 2) the income taxes paid (net of refunds received) disaggregated by individual jurisdictions exceeding 5% of total income taxes paid (net of refunds received). The amendments are effective for public business entities for annual periods beginning after December 15, 2024. The Company is evaluating the accounting and disclosure requirements of this update and does not expect them to have a material effect on the consolidated financial statements.

NOTE 3 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of securities AFS at the dates indicated are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
March 31, 2024
Municipal securities	$23,080	$98	$(1,326)	$21,852
Mortgage-backed securities	40,499	136	(3,745)	36,890
Collateralized mortgage obligations	37,787	136	(2,330)	35,593
SBA securities	4,954	40	(82)	4,912
Corporate bonds	81,391	7	(12,726)	68,672
Total	$187,711	$417	$(20,209)	$167,919

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
December 31, 2023
Municipal securities	$21,910	$75	$(1,158)	$20,827
Mortgage-backed securities	41,048	194	(3,641)	37,601
Collateralized mortgage obligations	35,019	256	(2,299)	32,976
SBA securities	5,280	49	(77)	5,252
Corporate bonds	80,383	7	(13,894)	66,496
Total	$183,640	$581	$(21,069)	$163,152

Amortized cost and fair values exclude accrued interest receivable of $1.5 million and $1.2 million at March 31, 2024 and December 31, 2023, respectively, which is included in interest receivable and other assets in the condensed consolidated balance sheets.

During both the three months ended March 31, 2024 and 2023, the Company sold no securities AFS.

The amortized cost and estimated fair value of securities AFS at the dates indicated by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2024		December 31, 2023
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value

Securities AFS
Due in one year or less	$4,880	$4,839	$6,397	$6,338
Due after one through five years	16,285	14,560	15,909	14,206
Due after five years through ten years	102,621	89,055	102,430	87,867
Due after ten years	63,925	59,465	58,904	54,741
Total	$187,711	$167,919	$183,640	$163,152

At March 31, 2024, there were $12.0 million securities pledged, compared to no securities pledged at December 31, 2023.

The estimated fair value and gross unrealized losses for securities AFS aggregated by the length of time that individual securities have been in a continuous unrealized loss position at the dates indicated are as follows:

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
March 31, 2024
Municipal securities	$2,479	$(24)	$15,167	$(1,302)	$17,646	$(1,326)
Mortgage-backed securities	1,355	(23)	25,932	(3,722)	27,287	(3,745)
Collateralized mortgage obligations	—	—	23,863	(2,330)	23,863	(2,330)
SBA securities	—	—	1,710	(82)	1,710	(82)
Corporate bonds	—	—	67,675	(12,726)	67,675	(12,726)
Total	$3,834	$(47)	$134,347	$(20,162)	$138,181	$(20,209)

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
December 31, 2023
Municipal securities	$2,483	$(28)	$13,975	$(1,130)	$16,458	$(1,158)
Mortgage-backed securities	1,369	(30)	26,435	(3,611)	27,804	(3,641)
Collateralized mortgage obligations	1,496	(8)	20,713	(2,291)	22,209	(2,299)
SBA securities	—	—	1,610	(77)	1,610	(77)
Corporate bonds	—	—	65,505	(13,894)	65,505	(13,894)
Total	$5,348	$(66)	$128,238	$(21,003)	$133,586	$(21,069)

At March 31, 2024, the Company held 321 securities AFS, of which 301 were in an unrealized loss position for more than twelve months and 17 were in an unrealized loss position for less than twelve months. At December 31, 2023, the Company held 334 investment securities, of which 297 were in an unrealized loss position for more than twelve months and 22 were in an unrealized loss position for less than twelve months. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

Allowance for credit losses on investment debt securities available-for-sale

Securities that were in an unrealized loss position as of March 31, 2024 were evaluated to determine whether the decline in fair value below the amortized cost basis resulted from a credit loss or changes in required yields by investors in these types of securities, among other factors. This assessment first includes a determination of whether the Company intends to sell the security, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses. In making this assessment, management considers the nature of the security and any related government guarantees, any changes to the rating of the security by a rating agency, creditworthiness of the issuers/guarantors, the underlying collateral, the financial conditions and prospects of the issuer, and any adverse conditions specifically related to the security, among other factors.

As of March 31, 2024, the Company expects to recover the amortized cost basis of its securities, has no present intent to sell any investment securities with unrealized losses and it is not more likely than not that we will not be required to sell securities with unrealized losses before recovery of their amortized cost and the decline in fair value is largely attributed to changes in interest rates and other market conditions. The issuers of these securities continue to make timely principal and interest payments. No allowances for credit losses have been recognized on investment debt securities AFS in an unrealized loss position, as management does not believe any of the securities are impaired due to reasons of credit quality at March 31, 2024.

Equity Securities

The Company recognized a net gain on equity securities of $573,000 and a net loss on equity securities of $896,000 for the three months ended March 31, 2024 and 2023, respectively. Equity securities were $13.2 million and $12.6 million as of March 31, 2024 and December 31, 2023, respectively.

NOTE 4 – LOANS

The Company’s loan portfolio at the dates indicated is summarized below:

	March 31,	December 31,
	2024	2023
Commercial and industrial (1)	$160,594	$162,889
Construction and land	9,616	9,559
Commercial real estate	1,632,090	1,668,585
Residential	83,868	86,002
Consumer	570	738
Total loans	1,886,738	1,927,773
Net deferred loan (fees) costs	(8)	56
Allowance for credit losses	(18,890)	(22,000)
Net loans	$1,867,840	$1,905,829

(1)	Includes $2.9 million and $3.8 million of U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans as of March 31, 2024 and December 31, 2023, respectively.

Net loans exclude accrued interest receivable of $6.0 million and $6.7 million at March 31, 2024 and December 31, 2023, respectively, which is included in interest receivable and other assets in the condensed consolidated balance sheets.

The Company’s total individually evaluated loans, including nonaccrual loans, modified loans to borrowers experiencing financial difficulty, and accreting purchase credit deteriorated (“PCD”) loans that have experienced post-acquisition declines in cash flows expected to be collected are summarized as follows:

	Commercial	Construction	Commercial
	and industrial	and land	real estate	Residential	Consumer	Total
March 31, 2024
Recorded investment in loans individually evaluated:
With no specific allowance recorded	$103	$366	$13,208	$1,324	$—	$15,001
With a specific allowance recorded	1,564	—	5,400	139	—	7,103
Total recorded investment in loans individually evaluated	$1,667	$366	$18,608	$1,463	$—	$22,104
Specific allowance on loans individually evaluated	$1,290	$—	$58	$2	$—	$1,350

December 31, 2023
Recorded investment in loans individually evaluated:
With no specific allowance recorded	$273	$366	$1,298	$1,349	$—	$3,286
With a specific allowance recorded	1,799	—	7,745	147	—	9,691
Total recorded investment in loans individually evaluated	$2,072	$366	$9,043	$1,496	$—	$12,977
Specific allowance on loans individually evaluated	$1,423	$—	$3,008	$2	$—	$4,433

From time to time, the Company may extend, restructure, or otherwise modify the terms of existing loans, on a case-by-case basis, to remain competitive and retain certain customers, as well as assist other customers who may be experiencing financial difficulties. At time of restructuring, these loans are generally placed on nonaccrual. These loans may be returned to accrual status after the borrower demonstrated performance with the modified terms for a sustained period of time (generally six months) and the capacity to continue to perform in accordance with the modified terms of the restructured debt. The ACL on a modified loan to a borrower experiencing financial difficulty is measured using the same method as individually evaluated loans. During the three months ended March 31, 2024 and 2023, there were no modifications of loans to borrowers experiencing financial difficulty.

A summary of modified loans to borrowers experiencing financial difficulty by type of concession and type of loan, as of the dates indicated, is set forth below (number of loans not in thousands):

	Number of	Rate	Term	Rate & term		% of Total
	loans	modification	modification	modification	Total	loans outstanding
March 31, 2024
Commercial and industrial	2	$—	$117	$—	$117	0.07%
Construction and land	—	—	—	—	—	—%
Commercial real estate	4	—	2,143	—	2,143	0.13%
Residential	1	—	767	—	767	0.91%
Consumer	—	—	—	—	—	—%
Total	7	$—	$3,027	$—	$3,027	0.16%

	Number of	Rate	Term	Rate & term		% of Total
	loans	modification	modification	modification	Total	loans outstanding
March 31, 2023
Commercial and industrial	3	$—	$154	$—	$154	0.08%
Construction and land	—	—	—	—	—	—%
Commercial real estate	6	—	5,112	—	5,112	0.29%
Residential	1	—	829	—	829	0.86%
Consumer	—	—	—	—	—	—%
Total	10	$—	$6,095	$—	$6,095	0.30%

For the three months ended March 31, 2024 and 2023, the Company recorded $1.3 million of charge-offs and no charge-offs for modified loans to borrowers experiencing financial difficulty, respectively.

As of March 31, 2024 and December 31, 2023, individually evaluated modified loans to borrowers experiencing financial difficulty had a related allowance of $42,000 and $1.3 million, respectively. As of March 31, 2024 and December 31, 2023, none of modified loans to borrowers experiencing financial difficulty were performing in accordance with their modified terms. Accruing modified loans to borrowers experiencing financial difficulty are included in the loans individually evaluated as part of the calculation of the allowance for credit losses for loans.

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

Revolving loans that are converted to term loans are treated as new originations in the tables below and are presented by year of initial origination. During the three months ended March 31, 2024, and the year ended December 31, 2023, $129,000 and $7.1 million of revolving loans were converted to term loans, respectively.

The following tables present the internally assigned risk grade by class of loans at the dates indicated:

							Revolving
	Term loans - amortized cost by origination year						loans
	2024	2023	2022	2021	2020	Prior	amortized cost	Total
March 31, 2024
Commercial and industrial:
Pass	$5,556	$24,834	$24,099	$16,934	$19,792	$41,905	$19,655	$152,775
Special mention	—	—	—	—	1,269	2,680	1,788	5,737
Substandard	—	—	—	—	156	903	1,023	2,082
Total commercial and industrial	$5,556	$24,834	$24,099	$16,934	$21,217	$45,488	$22,466	$160,594
YTD gross charge-offs	$—	$—	$—	$—	$45	$133	$—	$178
Construction and land:
Pass	$—	$1,338	$6,040	$—	$1,159	$713	$—	$9,250
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	366	—	—	366
Total construction and land	$—	$1,338	$6,040	$—	$1,525	$713	$—	$9,616
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Pass	$10,704	$82,139	$381,844	$358,419	$135,808	$525,343	$9,285	$1,503,542
Special mention	—	—	7,099	13,773	19,163	51,708	—	91,743
Substandard	—	—	3,328	2,431	—	31,046	—	36,805
Total commercial real estate	$10,704	$82,139	$392,271	$374,623	$154,971	$608,097	$9,285	$1,632,090
YTD gross charge-offs	$—	$—	$—	$—	$—	$1,272	$1,934	$3,206
Residential:
Pass	$702	$—	$—	$2,410	$4,268	$42,287	$32,249	$81,916
Special mention	—	—	—	—	—	430	—	430
Substandard	—	—	—	—	—	1,522	—	1,522
Total residential	$702	$—	$—	$2,410	$4,268	$44,239	$32,249	$83,868
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Consumer:
Pass	$—	$31	$57	$—	$2	$78	$384	$552
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	18	—	18
Total consumer	$—	$31	$57	$—	$2	$96	$384	$570
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$1	$1
Total loans outstanding
Risk ratings
Pass	$16,962	$108,342	$412,040	$377,763	$161,029	$610,326	$61,573	$1,748,035
Special mention	—	—	7,099	13,773	20,432	54,818	1,788	97,910
Substandard	—	—	3,328	2,431	522	33,489	1,023	40,793
Doubtful	—	—	—	—	—	—	—	—
Total loans outstanding	$16,962	$108,342	$422,467	$393,967	$181,983	$698,633	$64,384	$1,886,738
YTD gross charge-offs	$—	$—	$—	$—	$45	$1,405	$1,935	$3,385

							Revolving
	Term loans - amortized cost by origination year						loans
	2023	2022	2021	2020	2019	Prior	amortized cost	Total
December 31, 2023
Commercial and industrial:
Pass	$26,055	$25,039	$19,294	$22,831	$26,008	$17,357	$17,754	$154,338
Special mention	—	—	—	1,323	932	1,926	1,831	6,012
Substandard	—	—	—	156	320	1,039	1,024	2,539
Total commercial and industrial	$26,055	$25,039	$19,294	$24,310	$27,260	$20,322	$20,609	$162,889
YTD gross charge-offs	$—	$—	$—	$—	$27	$436	$—	$463
Construction and land:
Pass	$1,217	$6,040	$—	$1,177	$109	$650	$—	$9,193
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	366	—	—	—	366
Total construction and land	$1,217	$6,040	$—	$1,543	$109	$650	$—	$9,559
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Pass	$80,576	$397,319	$377,165	$140,265	$180,859	$370,887	$9,405	$1,556,476
Special mention	—	10,348	1,894	17,001	15,101	41,482	—	85,826
Substandard	—	158	946	—	11,579	13,600	—	26,283
Total commercial real estate	$80,576	$407,825	$380,005	$157,266	$207,539	$425,969	$9,405	$1,668,585
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Residential:
Pass	$—	$—	$2,432	$4,319	$7,986	$36,814	$32,420	$83,971
Special mention	—	—	—	—	437	—	—	437
Substandard	—	—	—	—	—	1,594	—	1,594
Total residential	$—	$—	$2,432	$4,319	$8,423	$38,408	$32,420	$86,002
YTD gross charge-offs	$—	$—	$—	$—	$—	$172	$3	$175
Consumer:
Pass	$65	$67	$—	$6	$18	$69	$494	$719
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	19	—	—	19
Total consumer	$65	$67	$—	$6	$37	$69	$494	$738
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$5	$5
Total loans outstanding
Risk ratings
Pass	$107,913	$428,465	$398,891	$168,598	$214,980	$425,777	$60,073	$1,804,697
Special mention	—	10,348	1,894	18,324	16,470	43,408	1,831	92,275
Substandard	—	158	946	522	11,918	16,233	1,024	30,801
Doubtful	—	—	—	—	—	—	—	—
Total loans outstanding	$107,913	$438,971	$401,731	$187,444	$243,368	$485,418	$62,928	$1,927,773
YTD gross charge-offs	$—	$—	$—	$—	$27	$608	$8	$643

The following tables provide an aging of the Company’s loans receivable as of the dates indicated:

								Recorded
			90 Days					investment >
	30–59 Days	60–89 Days	or more	Total			Total loans	90 days and
	past due	past due	past due	past due	Current	PCD loans	receivable	accruing
March 31, 2024
Commercial and industrial	$704	$17	$1,422	$2,143	$158,258	$193	$160,594	$—
Construction and land	—	—	366	366	9,230	20	9,616	—
Commercial real estate	2,228	2,881	9,286	14,395	1,592,569	25,126	1,632,090	—
Residential	767	13	283	1,063	82,409	396	83,868	—
Consumer	—	—	—	—	570	—	570	—
Total	$3,699	$2,911	$11,357	$17,967	$1,843,036	$25,735	$1,886,738	$—

								Recorded
			90 Days					investment >
	30–59 Days	60–89 Days	or more	Total			Total loans	90 days and
	past due	past due	past due	past due	Current	PCD loans	receivable	accruing
December 31, 2023
Commercial and industrial	$803	$146	$1,782	$2,731	$159,960	$198	$162,889	$—
Construction and land	97	—	366	463	9,071	25	9,559	—
Commercial real estate	2,908	1,702	7,793	12,403	1,631,129	25,053	1,668,585	—
Residential	55	—	—	55	85,500	447	86,002	—
Consumer	—	—	—	—	738	—	738	—
Total	$3,863	$1,848	$9,941	$15,652	$1,886,398	$25,723	$1,927,773	$—

Nonaccrual loans totaled $16.5 million and $13.0 million at March 31, 2024 and December 31, 2023, respectively. Nonaccrual loans guaranteed by a government agency, which reduces the Company’s credit exposure, were $2.2 million at March 31, 2024 compared to $740,000 at December 31, 2023. At March 31, 2024, nonaccrual loans included $4.0 million of loans 30-89 days past due and $1.1 million of loans less than 30 days past due. At December 31, 2023, nonaccrual loans included $927,000 of loans 30-89 days past due and $2.1 million of loans less than 30 days past due. At March 31, 2024, the $4.0 million of nonaccrual loans 30-89 days past due was comprised of seven loans and the $1.1 million of loans less than 30 days past due was comprised of 14 loans. All these loans were placed on nonaccrual due to concerns over the financial condition of the borrowers. There were no loans that were 90 days or more past due and still accruing at March 31, 2024 and December 31, 2023.

Interest foregone on nonaccrual loans was approximately $483,000 for the three months ended March 31, 2024 compared to $235,000 for the three months ended March 31, 2023. Interest income recognized on nonaccrual loans was approximately $7,200 and $65,000 for the three months ended March 31, 2024 and 2023, respectively.

Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $1.0 billion and $1.14 billion at March 31, 2024 and December 31, 2023, respectively. Our discount window advance line with the FRB of San Francisco is secured by a pledge of certain qualifying loans with unpaid principal balances of $92.1 million at March 31, 2024. No loans were pledged to the FRB of San Francisco at December 31, 2023. For additional information, see Note 11, Other Borrowings.

NOTE 5 – ALLOWANCE FOR CREDIT LOSSES FOR LOANS

The following tables summarize the Company’s allowance for credit losses for loans, reserve for unfunded commitments, and loan balances individually and collectively evaluated by type of loan as of or for the three months ended March 31, 2024 and 2023:

	Commercial	Construction	Commercial				Reserve for
	and industrial	and land	real estate	Residential	Consumer	Total	unfunded commitments
Three months ended March 31, 2024
Allowance for credit losses
Beginning balance	$4,216	$298	$16,498	$979	$9	$22,000	$225
Charge-offs	(178)	—	(3,206)	—	(1)	(3,385)	—
Recoveries	13	—	—	—	—	13	—
Provision for (reversal of) credit losses	140	14	140	(32)	—	262	(10)
Ending balance	$4,191	$312	$13,432	$947	$8	$18,890	$215

March 31, 2024
Allowance for credit losses:
Loans individually evaluated	$1,290	$—	$58	$2	$—	$1,350
Loans collectively evaluated	2,902	312	12,816	940	8	16,978
PCD loans	—	—	558	5	—	563

Loans receivable:
Individually evaluated	$1,667	$366	$18,608	$1,463	$—	$22,104
Collectively evaluated	158,734	9,230	1,594,041	82,009	570	1,844,584
PCD loans	193	20	19,441	396	—	20,050
Total loans	$160,594	$9,616	$1,632,090	$83,868	$570	$1,886,738

	Commercial	Construction	Commercial				Reserve for
	and industrial	and land	real estate	Residential	Consumer	Total	unfunded commitments
Three Months Ended March 31, 2023
Allowance for loan losses
Beginning balance	$2,885	$68	$14,185	$1,742	$20	$18,900	$315
Impact of CECL adoption	1,366	402	2	(302)	32	1,500	45
Charge-offs	(158)	—	—	(175)	(1)	(334)	—
Recoveries	16	—	—	—	3	19	—
Provision for (reversal of) loan losses	361	(156)	343	(199)	(34)	315	(40)
Ending balance	$4,470	$314	$14,530	$1,066	$20	$20,400	$320
March 31, 2023
Allowance for loan losses:
Loans individually evaluated	$561	$—	$259	$2	$—	$822
Loans collectively evaluated	3,670	311	13,796	1,051	20	18,848
PCD loans	239	3	475	13	—	730

Loans receivable:
Individually evaluated	$790	$—	$11,329	$1,738	$—	$13,857
Collectively evaluated	192,311	9,964	1,702,108	94,237	2,196	2,000,816
PCD loans	4,472	301	24,490	616	—	29,879
Total loans	$197,573	$10,265	$1,737,927	$96,591	$2,196	$2,044,552

For the three months ended March 31, 2024, the provision for credit losses and related change in the allowance for credit losses on loans was mainly driven by a replenishment of the allowance due to net charge-offs during the period, partially offset by decreases in outstanding loan balances, leading to lower quantitative reserves. Net charges-offs totaled $3.4 million during the first quarter of 2024, of which $3.2 million was specifically reserved for at December 31, 2023. No changes were made to the qualitative risk factor conclusions during the first quarter of 2024. The quantitative reserve was impacted by improvement in forecasted economic conditions, specifically, national unemployment levels and national gross domestic product, both of which are key indicators utilized to estimate credit losses. The reserve for individually evaluated loans decreased during the three months ended March 31, 2024 primarily due to a charge-off of $3.2 million of reserve as the collateral shortfalls were deemed uncollectable.

The following table summarizes the amortized cost basis of individually evaluated collateral-dependent loans, including nonaccrual loans, modified loans to borrowers experiencing financial difficulty, and accreting purchase credit deteriorated (“PCD”) loans that have experienced post-acquisition declines in cash flows expected to be collected, by loan and collateral type as of the dates indicated.

	Retail and		Convalescent				A/R and
	Office	Multifamily	facility	Hotel	Other	SFR 1-4	Equipment	Total	ACL
March 31, 2024
Commercial and industrial	$—	$—	$—	$—	$1,022	$—	$645	$1,667	$1,290
Construction and land	—	—	—	—	—	366	—	366	—
Commercial real estate	967	8,401	1,202	4,818	3,220	—	—	18,608	58
Residential	—	—	—	—	—	1,463	—	1,463	2
Consumer	—	—	—	—	—	—	—	—	—
Total	$967	$8,401	$1,202	$4,818	$4,242	$1,829	$645	$22,104	$1,350

December 31, 2023
Commercial and industrial	$—	$—	$—	$—	$1,021	$—	$1,052	$2,073	$1,423
Construction and land	—	—	—	—	—	366	—	366	—
Commercial real estate	224	5,305	2,213	135	1,165	—	—	9,042	3,008
Residential	—	—	—	—	—	1,496	—	1,496	2
Consumer	—	—	—	—	—	—	—	—	—
Total	$224	$5,305	$2,213	$135	$2,186	$1,862	$1,052	$12,977	$4,433

The following table shows the amortized cost and allowance for credit losses for loans on nonaccrual status as of the dates indicated:

	As of March 31, 2024			As of December 31, 2023
	Nonaccrual	Nonaccrual		Nonaccrual	Nonaccrual
	with no allowance	with allowance	Total	with no allowance	with allowance	Total
	for credit losses	for credit losses	nonaccrual	for loan losses	for loan losses	nonaccrual
Commercial and industrial	$103	$1,564	$1,667	$272	$1,800	$2,072
Construction and land	366	—	366	366	—	366
Commercial real estate	7,869	5,126	12,995	1,295	7,748	9,043
Residential	1,324	139	1,463	1,349	147	1,496
Consumer	—	—	—	—	—	—
Total	$9,662	$6,829	$16,491	$3,282	$9,695	$12,977

As part of the acquisition of Pacific Enterprise Bancorp (“PEB”) in 2022, the Company acquired certain small business loans to borrowers qualified under The California Capital Access Program for Small Business, a state guaranteed loan program sponsored by the California Pollution Control Financing Authority (“CalCAP”). PEB ceased originating loans under this loan program in 2017. Under this loan program, the borrower, CalCAP and the participating lender contributed funds to a loss reserve account that is held in a demand deposit account at the participating lender. The borrower contributions to the loss reserve account are attributed to the participating lender. Losses on qualified loans are charged to this account after approval by CalCAP. Under the program, if a loan defaults, the participating lender has immediate coverage of 100% of the loss. The participating lender must return recoveries from the borrower, less expenses, to the credit loss reserve account. The funds in the loss reserve account are the property of CalCAP; however, in the event that the participating lender leaves the program any excess funds, after all loans have been repaid or unenrolled from the program by the participating lender and provided there are no pending claims for reimbursement, the remaining excess funds are distributed to CalCAP and the participating lender based on their respective contributions to the loss reserve account. Funds contributed by the participating lender to the loss reserve account are treated as a receivable from CalCAP and evaluated for impairment quarterly. As of March 31, 2024 and December 31, 2023, the Company had $19.2 million and $19.4 million, respectively, of loans enrolled in this loan program. The Company had a loss reserve account of $13.7 million as of both March 31, 2024 and December 31, 2023.

In addition, as successor to PEB, the Company was approved by CalCAP, in partnership with the California Air Resources Board, to originate loans to California truckers in the On-Road Heavy-Duty Vehicle Air Quality Loan Program. Under this loan program, CalCAP solely contributes funds to a loss reserve account that is held in a demand deposit account at the participating lender. Losses are handled in the same manner as described above. The funds are the property of CalCAP and are payable upon termination of the program. When the loss reserve account balance exceeds the total associated loan balance, the excess is to be remitted to CalCAP. The Company originated $1.1 million and $481,000 of loans under this program during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company had $15.6 million of loans enrolled in this program and a loss reserve account of $5.1 million. As of December 31, 2023, the Company had $17.7 million of loans enrolled in this program and a loss reserve account of $6.2 million.

NOTE 6 – PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at the dates indicated:

	March 31,	December 31,
	2024	2023
Premises owned	$11,258	$11,233
Leasehold improvements	3,082	3,082
Furniture, fixtures and equipment	8,973	7,948
Less accumulated depreciation and amortization	(8,958)	(8,529)
Total premises and equipment, net	$14,355	$13,734

Depreciation and amortization included in occupancy and equipment expense totaled $491,000 and $453,000 for the three months ended March 31, 2024 and 2023, respectively.

NOTE 7 – LEASES

The Company leased 20 branches under noncancelable operating leases as of March 31, 2024. These leases expire on various dates through 2030. The Company’s leases often have an option to renew one or more times, at the Company’s discretion, following the expiration of the initial term. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability.

The Company uses the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term.

The below maturity schedule represents the undiscounted lease payments for the five-year period and thereafter as of March 31, 2024:

For remainder of 2024	$2,921
2025	3,436
2026	2,751
2027	2,322
2028	2,164
Thereafter	2,041
Total undiscounted cash flows	15,635
Less: interest	(1,314)
Present value of lease payments	$14,321

The following table presents the weighted average lease term and discount rate at the dates indicated:

	March 31, 2024		December 31, 2023
Weighted-average remaining lease term	4.7	years	4.8	years
Weighted-average discount rate	3.6%		3.4%

            Rental expense included in occupancy and equipment expense totaled $1.0 million for both the three months ended March 31, 2024 and 2023.

The following table presents certain information related to the operating lease costs included in occupancy and equipment expense on the consolidated statements of income for the periods indicated:

	Three months ended
	March 31,
	2024	2023
Operating lease cost	$986	$955
Short-term lease cost	15	44
Less: Sublease income	(12)	(22)
Total operating lease cost, net	$989	$977

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

Changes in the Company's goodwill during the three months ended March 31, 2024 and year ended December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023
Balance at beginning of period	$38,838	$38,838
Acquired goodwill	—	—
Impairment	—	—
Balance at end of period	$38,838	$38,838

Core Deposit Intangible

Changes in the Company’s core deposit intangible during the three months ended March 31, 2024 and year ended December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023
Balance at beginning of period	$3,915	$5,201
Additions	—	—
Less amortization	(305)	(1,286)
Balance at end of period	$3,610	$3,915

Estimated annual amortization expense at March 31, 2024 was as follows:

For remainder of 2024	$917
2025	948
2026	455
2027	455
2028	455
Thereafter	380
Total	$3,610

NOTE 9 – INTEREST RECEIVABLE AND OTHER ASSETS

The Company’s interest receivable and other assets at the dates indicated consisted of the following:

	March 31,	December 31,
	2024	2023
Tax assets, net	$18,086	$19,480
Accrued interest receivable	8,500	8,423
Investment in SBIC fund	3,940	3,969
Investment in Community Reinvestment Act fund	2,000	2,000
Prepaid assets	1,917	2,023
Servicing assets	1,073	1,269
Investment in Low Income Housing Tax Credit ("LIHTC") partnerships, net	3,689	3,480
Investment in statutory trusts	516	511
CalCAP reserve receivable	4,023	4,023
Other assets	2,786	2,200
Total	$46,530	$47,378

NOTE 10 – DEPOSITS

The Company’s deposits consisted of the following at the dates indicated:

	March 31,	December 31,
	2024	2023
Demand deposits	$629,962	$646,278
NOW accounts	276,907	283,089
Savings	97,015	102,073
Money market	624,806	624,066
Time deposits	514,217	477,244
Total	$2,142,907	$2,132,750

Included in time deposits above are brokered deposits of $41.5 million and $43.6 million as of March 31, 2024 and December 31, 2023, respectively. At March 31, 2023, uninsured deposits totaled $949.3 million, or 44.3% of total deposits, compared to $969.2 million, or 45.5% of total deposits at December 31, 2023. The uninsured amounts are estimates based on the methodologies and assumptions used for United Business Bank’s regulatory reporting requirements.

NOTE 11 – BORROWINGS

Other borrowings – The Bank has an approved secured borrowing facility with the Federal Home Loan Bank of San Francisco (the “FHLB”) for up to 25% of total assets for a term not to exceed five years under a blanket lien of certain types of loans. At both March 31, 2024 and December 31, 2023, the Company had no FHLB advances outstanding. During the first quarter of 2024, the Bank was approved for discount window advances with the FRB of San Francisco secured by certain types of loans. At March 31, 2024 the Bank had no FRB of San Francisco advances outstanding.

The Bank has Federal Funds lines with four corresponding banks. Cumulative available commitments totaled $65.0 million at both March 31, 2024 and December 31, 2023. There were no amounts outstanding under these facilities at both March 31, 2024 and December 31, 2023.

Junior subordinated deferrable interest debentures – In connection with its previous acquisitions, the Company assumed junior subordinated deferrable interest debentures, totaling $8.6 million, net of fair value adjustments, with a weighted average interest rate of 8.17% at March 31, 2024, compared to $8.6 million, net of fair value adjustments, with a weighted average rate of 8.23% at December 31, 2023. The junior subordinated deferrable interest debentures mature in 2034, subject to earlier redemption by the Company.

Subordinated debt – On August 10, 2020, the Company issued and sold $65.0 million aggregate principal amount of 5.25% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “Notes”) at a public offering price equal to 100% of the aggregate principal amount of the Notes. The Notes initially bear a fixed interest rate of 5.25% per year. Commencing on September 15, 2025, the interest rate on the Notes resets quarterly to the three-month Secured Overnight Financing rate plus a spread of 521 basis points (5.21%), payable quarterly in arrears. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year through September 15, 2025 and quarterly thereafter on March 15, June 15, September 15 and December 15 of each year through the maturity date or earlier redemption date. The Company, at its option, may redeem the Notes, in whole or in part, on any interest payment date on or after September 15, 2025, without a premium. At March 31, 2024 and December 31, 2023, the Company had outstanding Notes, net of cost to issue, totaling $63.6 million and $63.9 million, respectively.

NOTE 12 – INTEREST PAYABLE AND OTHER LIABILITIES

The Company’s interest payable and other liabilities at the dates indicated consisted of the following:

	March 31,	December 31,
	2024	2023
Accrued expenses	$4,696	$7,419
Accounts payable	755	716
Reserve for unfunded commitments	215	225
Accrued interest payable	2,752	3,054
Other liabilities	3,967	3,177
Total	$12,385	$14,591

NOTE 13 – OTHER EXPENSES

The Company’s other expenses for the periods indicated consisted of the following:

	Three months ended
	March 31,
	2024	2023
Professional fees	$587	$447
Core deposit premium amortization	305	369
Marketing and promotions	123	146
Stationery and supplies	76	87
Insurance (including FDIC premiums)	359	201
Communication and postage	259	229
Loan default related expense	8	65
Director fees and expenses	88	82
Bank service charges	16	16
Courier expense	193	182
Other	114	177
Total	$2,128	$2,001

The Company expenses marketing and promotion costs as they are incurred. Advertising expense included in marketing and promotions totaled $11,000 and $5,000 for the three months ended March 31, 2024 and 2023, respectively.

NOTE 14 – EQUITY INCENTIVE PLANS

Equity Incentive Plans

2017 Omnibus Equity Incentive Plan

The Company’s shareholders approved the Company’s 2017 Omnibus Equity Incentive Plan (“2017 Plan”) in November 2017. The 2017 Plan provides for the awarding by the Company’s Board of Directors of equity incentive awards to employees and non-employee directors. An equity incentive award under the 2017 Plan may be an option, stock appreciation right, restricted stock units, stock award, other stock-based award or performance award. Factors considered by the Board in awarding equity incentives to officers and employees include the performance of the Company, the employee’s or officer’s job performance, the importance of his or her position, and his or her contribution to the organization’s goals for the award period. Generally, awards have a vesting period of no longer than ten years. Subject to adjustment as provided in the 2017 Plan, the maximum number of shares of common stock that may be delivered pursuant to awards granted under the 2017 Plan is 450,000. The 2017 Plan provides for annual restricted stock grant limits to officers, employees and directors. The annual stock grant limit per person for officers and employees is the lesser of 50,000 shares or a value of $2.0 million, and per person for directors, the maximum is 25,000 shares. All unvested restricted shares outstanding vest in the event of a change in control of the Company. Awarded shares of restricted stock vest over (i) a one-year period following the date of grant, in the case of the non-employee directors, and (ii) a three-year or five-year period following the date of grant, with the initial vesting occurring on the one-year anniversary of the date of grant, in the case of the executive officers. As of March 31, 2024, a total of 19,765 shares were available for future issuance under the 2017 Plan.

The following table provides the restricted stock grant activity for the periods indicated:

	2024		2023
		Weighted-average		Weighted-average
		grant date		grant date
	Shares	fair value	Shares	fair value
Non-vested at January 1,	81,365	$18.27	97,877	$16.80
Granted	24,471	23.30	28,392	18.98
Vested	(19,927)	18.99	(16,979)	19.06
Forfeited	(505)	16.67	—	—
Non-vested, at March 31,	85,404	$19.55	109,290	$17.01

NOTE 15 – FAIR VALUE MEASUREMENT

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

We use fair value to measure certain assets and liabilities on a recurring basis, primarily securities AFS. For assets measured at the lower of cost or fair value, the fair value measurement criteria may or may not be met during a reporting period and such measurements are therefore considered “nonrecurring” for purposes of disclosing our fair value measurements. Fair value is used on a nonrecurring basis to adjust carrying values for individually evaluated loans and other real estate owned and to record impairment on certain assets, such as goodwill, core deposit intangible, and other long-lived assets.

In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the lowest level of inputs that is significant to the measurement is used to determine the hierarchy for the entire asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with our quarterly valuation process. There were no transfers between levels during the three months ended March 31, 2024 and 2023.

The following assets are measured at fair value on a recurring basis as of the dates indicated:

	Total Estimated	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
March 31, 2024
Municipal securities	$21,852	$—	$21,852	$—
Mortgage-backed securities	36,890	—	36,890	—
Collateralized mortgage obligations	35,593	—	35,593	—
SBA securities	4,912	—	4,912	—
Corporate bonds	68,672	—	68,672	—
Equity securities	13,158	13,158	—	—
Total	$181,077	$13,158	$167,919	$—

	Total Estimated	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
December 31, 2023
Municipal securities	$20,827	$—	$20,827	$—
Mortgage-backed securities	37,601	—	37,601	—
Collateralized mortgage obligations	32,976	—	32,976	—
SBA securities	5,252	—	5,252	—
Corporate bonds	66,496	—	66,496	—
Equity securities	12,585	12,585	—	—
Total	$175,737	$12,585	$163,152	$—

The following assets are measured at fair value on a nonrecurring basis as of the dates indicated:

	Total Estimated	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
March 31, 2024
Individually evaluated loans	$22,104	$—	$—	$22,104
Total	$22,104	$—	$—	$22,104

	Total Estimated	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
December 31, 2023
Individually evaluated loans (1)	$12,977	$—	$—	$12,977
Total	$12,977	$—	$—	$12,977

(1)	For each quarter the loan was outstanding in 2023, with the adoption of CECL, one performing modified loan to a borrower experiencing financial difficulty was individually evaluated in determining the estimated allowance for credit losses.

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

The Company records foreclosed assets, or other real estate owned (“OREO”), at fair value on a nonrecurring basis based on the collateral value of the property. When the fair value of the collateral is based on an observable market price or a current appraised value which uses substantially observable data, the Company records the OREO as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is less than the appraised value or the appraised value contains a significant assumption, and there is no observable market price, the Company records the OREO as nonrecurring Level 3. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Management also incorporates assumptions regarding market trends or other relevant factors and selling and commission costs ranging from 5% to 10%. Such adjustments and assumptions are typically significant and result in a Level 3 classification of the inputs for determining fair value. The Company had no OREO at both March 31, 2024 and December 31, 2023.

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of the Company’s financial instruments at the dates indicated are presented below:

	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
March 31, 2024
Financial assets:
Cash and cash equivalents	$348,332	$348,332	$348,332	$—	$—
Time deposits in banks	996	996	996	—	—
Investment securities AFS	167,919	167,919	—	167,919	—
Equity securities	13,158	13,158	13,158	—	—
Investment in FHLB and FRB Stock	20,943	20,943	—	20,943	—
Loans held for sale	1,684	1,684	—	1,684	—
Loans, net	1,867,840	1,772,016	—	—	1,772,016
Accrued interest receivable	8,500	8,500	—	8,500	—
Financial liabilities:
Deposits	2,142,907	2,145,841	—	2,145,841	—
Junior subordinated deferrable interest debentures, net	8,585	8,696	—	—	8,696
Subordinated debt, net	63,609	63,609	—	63,609	—
Accrued interest payable	2,752	2,752	—	2,752	—
Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	73,791	73,576	—	—	73,576

	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
December 31, 2023
Financial assets:
Cash and cash equivalents	$307,539	$307,539	$307,539	$—	$—
Time deposits in banks	1,245	1,245	1,245	—	—
Investment securities AFS	163,152	163,152	—	163,152	—
Equity securities	12,585	12,585	12,585	—	—
Investment in FHLB and FRB Stock	20,939	20,939	—	20,939	—
Loans held for sale	—	—	—	—	—
Loans, net	1,905,829	1,810,426	—	—	1,810,426
Accrued interest receivable	8,423	8,423	—	8,423	—
Financial liabilities:
Deposits	2,132,750	2,135,923	—	2,135,923	—
Junior subordinated deferrable interest debentures, net	8,565	8,631	—	—	8,631
Subordinated debt, net	63,881	63,881	—	63,881	—
Accrued interest payable	3,054	3,054	—	3,054	—
Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	77,377	77,152	—	—	77,152

NOTE 17 – COMMITMENTS AND CONTINGENCIES

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

The following table presents a summary of commitments described above as of the dates indicated:

	March 31,	December 31,
	2024	2023
Commitments to extend credit	$73,139	$76,531
Standby letters of credit	652	846
Total commitments	$73,791	$77,377

Commitments generally have fixed expiration dates or other termination clauses. The actual liquidity needs or the credit risk that the Company will experience will likely be lower than the contractual amount of commitments to extend credit because a significant portion of these commitments are expected to expire without being drawn upon. The commitments are generally variable rate and include unfunded home equity lines of credit, commercial real estate construction loans where disbursement is made over the course of construction, commercial revolving lines of credit, and unsecured personal lines of credit. The Company’s outstanding loan commitments are made using the same underwriting standards as comparable outstanding loans. The reserve associated with these commitments included in interest payable and other liabilities on the consolidated balance sheets was $215,000 at March 31, 2024 and $225,000 at December 31, 2023.

Commercial Real Estate Concentrations

At March 31, 2024 and December 31, 2023, in management’s judgment, a concentration of loans existed in commercial real estate related loans. The Company’s commercial real estate loans are secured by owner-occupied and non-owner occupied commercial real estate and multifamily properties. Although management believes that loans within these concentrations have no more than the normal risk of collectability, a decline in the performance of the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on collectability.

Other Assets

The Company has commitments to fund investments in LIHTC partnerships and an SBIC fund. At March 31, 2024, the remaining commitments to the LIHTC partnerships and the SBIC fund were approximately $5.4 million and $122,000, respectively. At December 31, 2023, the remaining commitments to the LIHTC partnerships and the SBIC fund were approximately $5.7 million and $122,000, respectively.

Deposits

At March 31, 2024, approximately $236.1 million, or 11.0%, of the Company's deposits were derived from its top ten depositors. At December 31, 2023, approximately $246.0 million, or 11.5%, of the Company's deposits were derived from its top ten depositors. As of March 31, 2024 and December 31, 2023, approximately $949.3 million, or 44.3% and $969.2 million, or 45.4%, of our total deposits were uninsured, respectively. The uninsured amounts are estimates based on the methodologies and assumptions used for United Business Bank’s regulatory reporting requirements.

Local Agency Deposits and Other Advances

In the normal course of business, the Company accepts deposits from local agencies. The Company is required to provide collateral for certain local agency deposits in the states of California, Colorado, New Mexico and Washington. As of both March 31, 2024 and December 31, 2023, the FHLB issued letters of credit on behalf of the Company totaling $40.6 million, as collateral for local agency deposits.

NOTE 18 – SUBSEQUENT EVENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward- looking statements as a result of a wide variety or range of factors including, but not limited to:

●	potential adverse impacts to economic conditions in general and in California, Nevada, Colorado, New Mexico and Washington specifically, other markets where the Company has lending relationships, or other aspects of the Company’s business operations or financial markets, including, without limitation, as a result of employment levels, labor shortages and the effects of inflation, a potential recession, or slowed economic growth caused by increasing political instability from acts of war, as well as supply chain disruptions;
●	changes in the interest rate environment, including the recent increases in the Board of Governors of the Federal Reserve System (“Federal Reserve”) benchmark rate and duration at which such increased interest rate levels are maintained, which could adversely affect our revenues and expenses, the values of our assets and obligations, and the availability and cost of capital and liquidity;
●	the impact of continuing high inflation and the current and future monetary policies of the Federal Reserve in response thereto;
●	the effects of any federal government shutdown;
●	the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for credit losses and provision for credit losses;
●	changes in the levels of general interest rates and the relative differences between short and long-term interest rates and loan and deposit interest rates;
●	the possibility that unexpected outflows of uninsured deposits may require us to sell investment securities at a loss;
●	our net interest margin and funding sources;
●	fluctuations in the demand for loans and the number of unsold homes, land and other properties;
●	fluctuations in real estate values in our market areas;
●	secondary market conditions for loans and our ability to sell loans in the secondary market;
●	results of examinations of us by regulatory authorities and the possibility that any such regulatory authority may, among other things, limit our business activities, require us to change our business mix, increase our allowance for credit losses, write-down asset values or increase our capital levels, affect our ability to borrow funds or maintain or increase deposits;
●	risks related to our acquisition strategy, including our ability to identify future suitable acquisition candidates, exposure to potential asset and credit quality risks and unknown or contingent liabilities, the need for capital to finance such transactions, our ability to obtain required regulatory approvals and possible failures in realizing the anticipated benefits from acquisitions;
●	challenges arising from attempts to expand into new geographic markets, products, or services;
●	future goodwill impairment due to changes in our business, market conditions, or other factors;
●	the impact of bank failures or adverse developments at other banks and related negative press about the banking industry in general on investor and depositor sentiment;
●	review of the Company’s accounting, accounting policies and internal control over financial reporting;
●	risks and uncertainties related to the recent restatement of certain of our historical consolidated financial statements;

●	the subsequent discovery of additional adjustments to the Company’s previously issued financial statements;
●	legislative or regulatory changes that adversely affect our business, including changes in banking, securities and tax laws, in regulatory policies and principles, or the interpretation of regulatory capital or other rules, and other governmental initiatives affecting the financial services industry;
●	our ability to attract and retain deposits;
●	our ability to control operating costs and expenses;
●	the use of estimates in determining the fair value of certain of our assets and liabilities, which estimates may prove to be incorrect and result in significant changes in valuation;
●	difficulties in reducing risk associated with the loans and securities on our balance sheet;
●	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;
●	the effectiveness of our risk management framework;
●	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions, which could expose us to litigation or reputational harm;
●	an inability to keep pace with the rate of technological advances;
●	risks associated with dependence on our Chief Executive Officer and other members of our senior management team and our ability to attract, motivate and retain qualified personnel;
●	costs and effects of litigation, including settlements and judgments;
●	our ability to implement our business strategies and manage our growth;
●	liquidity issues, including our ability to borrow funds or raise additional capital, if necessary or desired;
●	the loss of our large loan and deposit relationships;
●	increased competitive pressures among financial services companies;
●	changes in consumer spending, borrowing and savings habits;
●	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;
●	our ability to pay dividends on our common stock;
●	the quality and composition of our securities portfolio and the impact of any adverse changes in the securities markets;
●	the inability of key third-party providers to perform their obligations to us;
●	changes in accounting principles, policies or guidelines and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board;
●	the effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, civil unrest and other external events on our business;
●	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and
●	risks described in other reports filed with or furnished to the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Annual Report”) and this Form 10-Q.

In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur, and you should not put undue reliance on any forward-looking statements. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to us. We do not undertake and specifically disclaim any obligation to revise any forward-looking statements included in this report or the reasons why actual results could differ from those contained in such statements, whether as a result of new information or to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for the remainder of 2024 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of us and could negatively affect our consolidated financial condition and consolidated results of operations as well as our stock price performance.

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

Our principal objective is to continue to increase shareholder value and generate consistent earnings growth by expanding our commercial banking franchise through both strategic acquisitions and organic growth. Since 2010, we have expanded our geographic footprint through 10 strategic acquisitions. We believe our strategy of selectively acquiring and integrating community banks has provided us with economies of scale and improved our overall franchise efficiency. Looking forward, we expect to continue to pursue strategic acquisitions and believe our targeted market areas present us with many and varied acquisition opportunities. We are also focused on continuing to grow organically and believe the metropolitan and community markets in which we operate currently provide meaningful opportunities to expand our commercial client base and increase both interest-earning assets and market share. We believe our geographic footprint, which now includes the San Francisco Bay area, the metropolitan markets of Los Angeles, California, Las Vegas, Nevada, Seattle, Washington, and Denver, Colorado, and community markets including Albuquerque, New Mexico, and Custer, Delta, and Grand counties, Colorado, provides us with access to low cost, stable core deposits that we can use to fund commercial loan growth. We strive to provide an enhanced banking experience for our clients by providing them with a comprehensive suite of sophisticated banking products and services tailored to meet their needs, while delivering the high-quality, relationship-based client service of a community bank. At March 31, 2024, on a consolidated basis, the Company had approximately $2.6 billion in total assets, $1.9 billion in total loans, $2.1 billion in total deposits and $314.2 million in shareholders’ equity.

We continue to focus on growing our commercial loan portfolios through acquisitions as well as organic growth. At March 31, 2024, our $1.9 billion total loan portfolio included $370.8 million, or 19.7%, of acquired loans (all of which were recorded to their estimated fair values at the time of acquisition), and the remaining $1.5 billion, or 80.3%, consisted of loans we originated.

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

Changes in market interest rates, the slope of the yield curve, and interest we earn on interest earning assets or pay on interest bearing liabilities, as well as the volume and types of interest earning assets, interest bearing and noninterest bearing liabilities and shareholders’ equity, usually have the largest impact on changes in our net interest spread, net interest margin and net interest income during a reporting period. Since January 1, 2023 through the quarter ended March 31, 2024, in response to inflation, the Federal Open Market Committee (“FOMC”) of the Board of Governors of the Federal Reserve System (“Federal Reserve”) has increased the target range for the federal funds rate 100 basis points to a range of 5.25% to 5.50%. The increase in the average yield on interest-earning assets during the three months ended March 31, 2024 reflects the lagging benefit of variable rate interest-earning assets beginning to reprice higher. We believe our balance sheet is structured to enhance our net interest margin if the FOMC continues to raise the targeted federal funds rate.

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

Critical Accounting Policies and Estimates

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the Banking industry. To prepare financial statements and interim financial statements in conformity with GAAP, management makes estimates, assumptions and judgments based on available information. These estimates, assumptions and judgments affect the amounts reported in the financial statements and accompanying notes; and are based on information available as of the date of the financial statements. As this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statements. In particular, management has identified several accounting policies that, due to the estimates, assumptions and judgments inherent in those policies, are critical in understanding our financial statements.

These critical accounting policies and estimates include determining the allowance for credit losses and related provision. The following is a discussion of the critical accounting policies and significant estimates that require us to make complex and subjective judgments. There have been no material changes in the Company’s critical accounting policies and estimates as previously disclosed in the Company’s 2023 Form 10-K. For a detailed discussion, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the 2023 Form 10-K filed with the SEC on March 15, 2024.

Comparison of Financial Condition at March 31, 2024 and December 31, 2023

Total assets.  Total assets increased $8.7 million, or 0.3%, to $2.6 billion at March 31, 2024, from December 31, 2023.  The increase primarily was due to cash and cash equivalents increasing $40.8 million, or 13.3% and investment securities available-for-sale increasing $4.8 million, or 2.9%, partially offset by decreases in loans receivable, net, of $38.0 million or 2.0%. In addition, interest receivable and other assets decreased $848,000 or 1.8%, equity securities increased $573,000 or 4.6%, and loans held for sale increased $1.7 million.

Cash and cash equivalents.  Cash and cash equivalents increased $40.8 million, or 13.3%, to $348.3 million, at March 31, 2024, from $307.5 million at December 31, 2023. The increase primarily was due to a $38.3 million increase in federal funds sold and interest bearing balances in banks due to repayment on loans coupled with decline in loan demand.

Investment securities available-for-sale.  Investment securities available-for-sale increased $4.8 million, or 2.9%, to $167.9 million at March 31, 2024 from $163.2 million at December 31, 2024. The increase primarily was due to the purchase of $7.1 million of investment securities and unrealized gains on investment securities available-for-sale of $696,000 as a result of fair value adjustments, partially offset by the routine amortization and repayment of investment principal balances and securities called and matured of $3.0 million during the three months ended March 31, 2024.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our available for sale investment securities as of March 31, 2024. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average yields were calculated by multiplying each carrying value by its yield and dividing the sum of these results by the total carrying values. Yields on tax-exempt investments are not calculated on a fully tax equivalent basis.

	Amount Due or Repricing Within:
	One Year		Over One		Over Five		Over
	or Less		to Five Years		to Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

	(Dollars in thousands)
Municipal securities	$2,503	2.34%	$7,462	1.47%	$10,919	2.94%	$2,196	3.90%	$23,080	2.49%
Mortgage-backed securities	1,379	2.51	3,366	3.19	10,352	2.46	25,402	3.98	40,499	3.47
Collateralized mortgage obligations	6	2.50	2,175	4.00	2,501	2.56	33,105	4.07	37,787	3.96
SBA securities	—	—	282	6.88	2,199	5.02	2,473	6.57	4,954	5.90
Corporate bonds	992	9.55	3,000	5.00	76,650	4.44	749	3.37	81,391	4.51
Total	$4,880	3.86%	$16,285	2.91%	$102,621	4.05%	$63,925	4.11%	$187,711	3.97%

Equity securities.  Equity securities increased $573,000, or 0.6%, to $13.2 million at March 31, 2024 from $12.6 million at December 31, 2023, primarily due to a $573,000 mark-to-market upward adjustment recorded during the three months ended March 31, 2024.

Loans receivable, net.  We originate a wide variety of loans with a focus on commercial real estate (“CRE”) loans and commercial and industrial loans. Loans receivable, net decreased $38.0 million, or 2.0%, to $1.9 billion at March 31, 2024 from December 31, 2023. The decrease was due to $72.4 million of loan repayments, partially offset by $32.0 million of new loan originations.

The following table provides information about our loan portfolio by type of loan, with purchase credit deteriorated (“PCD”) loans presented as a separate balance, at the dates presented.

	March 31,	December 31,
	2024	2023	% Change

	(Dollars in thousands)
Commercial and industrial (1)	$160,401	$162,691	(1.4)%
Real estate:
Residential	83,472	85,555	(2.4)
Multifamily residential	240,995	246,840	(2.4)
Owner occupied CRE	483,218	497,360	(2.8)
Non-owner occupied CRE	882,751	899,332	(1.8)
Construction and land	9,596	9,534	0.7
Total real estate	1,700,032	1,738,621	(2.2)
Consumer	570	738	(22.8)
PCD loans	25,735	25,723	0.0
Total Loans	1,886,738	1,927,773	(2.1)
Net deferred loan fees	(8)	56	(114.0)
Allowance for credit losses	(18,890)	(22,000)	(14.1)
Loans, net	$1,867,840	$1,905,829	(2.0)%

(1)	Includes $2.9 million and $3.8 million of Paycheck Protection Program (“PPP”) loans as of March 31, 2024 and December 31, 2023, respectively.

The following table shows as of March 31, 2024, the geographic distribution of our loan portfolio by type of loan in dollar amounts and percentages:

	San Francisco Bay				Total in State of
	Area (1)		Other California (2)		California		All Other States (3)		Total
		% of		% of		% of		% of		% of
		Total in		Total in		Total in		Total in		Total in
	Amount	Category	Amount	Category	Amount	Category	Amount	Category	Amount	Category

	(Dollars in thousands)
March 31, 2024
Commercial and industrial	$36,615	8.8%	$70,790	8.8%	$107,405	8.8%	$53,189	8.0%	$160,594	8.5%
Real estate:
Residential	12,909	3.1	43,022	5.3	55,931	4.6	27,937	4.2	83,868	4.4
Multifamily residential	43,948	10.5	105,954	13.1	149,902	12.2	93,743	14.2	243,645	12.9
Owner occupied CRE	167,446	40.2	284,518	35.2	451,964	36.9	42,627	6.4	494,591	26.2
Non-owner occupied CRE	156,019	37.4	296,754	36.7	452,773	37.0	441,081	66.7	893,854	47.4
Construction and land	—	—	7,210	0.9	7,210	0.6	2,406	0.4	9,616	0.5
Total real estate	380,322		737,458		1,117,780		607,794		1,725,574
Consumer	18	—%	1	—%	19	—%	551	0.1%	570	—%
Total loans	$416,955		$808,249		$1,225,204		$661,534		$1,886,738

December 31, 2023
Commercial and industrial	$35,954	8.5%	$75,549	9.0%	$111,503	8.8%	$51,386	7.7%	$162,889	8.4%
Real estate:
Residential	13,876	3.3	43,157	5.1	$57,033	4.5	28,969	4.3	86,002	4.5
Multifamily residential	46,129	10.9	109,214	13.0	155,343	12.3	94,180	14.1	249,523	12.9
Owner occupied CRE	168,977	40.1	292,880	34.9	461,857	36.6	47,296	7.1	509,153	26.4
Non-owner occupied CRE	156,411	37.1	312,362	37.2	468,773	37.2	441,136	66.2	909,909	47.2
Construction and land	—	—	7,217	0.9	7,217	0.6	2,342	0.4	9,559	0.5
Total real estate	385,393		764,830		1,150,223		613,923		1,764,146
Consumer	4	—%	1	—%	5	—%	733	0.1%	738	—%
Total loans	$421,351		$840,380		$1,261,731		$666,042		$1,927,773

(1)	Includes Alameda, Contra Costa, Solano, Sonoma, Marin, San Francisco, San Mateo and Santa Clara counties.
(2)	Includes loans located in Sacramento and Northern California counties totaling $94.7 million and loans located in Los Angeles and Orange counties totaling $488.9 million at March 31, 2024. At December 31, 2023, loans in Sacramento and Northern California counties and loans in Los Angeles and Orange counties totaled $95.6 million and $506.6 million, respectively.
(3)	Includes loans located primarily in the states of Colorado, New Mexico and Washington. At March 31, 2024, loans in Colorado, New Mexico and Washington totaled $80.4 million, $47.9 million and $102.6 million, respectively. At December 31, 2023, loans in Colorado, New Mexico and Washington totaled $87.1 million, $43.9 million and $103.8 million, respectively.

Acquired loans. As of March 31, 2024, acquired non-PCD loans totaled $173.3 million with a remaining net premium of $2.1 million, compared to $187.7 million with a remaining net premium of $2.1 million as of December 31, 2023. The net premium for acquired non-PCD loans includes a credit discount based on estimated losses in the acquired loans, partially offset by any premium based on market interest rates on the date of acquisition.

As of March 31, 2024 acquired PCD loans totaled $27.1 million with a remaining net non-credit discount of $1.7 million, compared to $27.5 million with a remaining net non-credit discount of $1.8 million as of December 31, 2023.

Nonperforming assets and loans.  Nonperforming assets generally consists of nonaccrual loans, accruing loans that are 90 days or more past due and other real estate owned (“OREO”). Nonperforming loans generally consist of nonaccrual loans and accruing loans that are 90 days or more past due. There were no accruing loans 90 days or more past due or other real estate owned (“OREO”) at both March 31, 2024 and December 31, 2023.

Nonperforming loans, consisting solely of non-accrual loans, totaled $16.5 million, or 0.87% of total loans, at March 31, 2024, compared to $13.0 million, or 0.67% of total loans, at December 31, 2023. The increase in nonperforming loans was primarily due to six new loans placed on non-accrual during the current quarter totaling $7.3 million, partially offset by partial charge-offs of two non-accrual loans totaling $2.9 million, charge-offs of five non-accrual loans totaling $435,000 and, to a lesser extent, pay-offs of five non-accrual loans totaling $305,000. At March 31, 2024, nonperforming loans totaling $2.2 million were guaranteed by governmental agencies, compared to $740,000 at December 31, 2023. At

March 31, 2024 and December 31, 2023, there were no performing (accruing) modified loans to borrowers experiencing financial difficulty.

At March 31, 2024 and December 31, 2023, nonaccrual loans included $4.0 million and $927,000 of loans 30-89 days past due, and $1.1 million and $2.1 million of loans less than 30 days past due, respectively. At March 31, 2024, the $1.1 million of nonaccrual loans less than 30 days past due was comprised of 14 loans, all of which were placed on nonaccrual due to concerns over the financial condition of the borrowers.

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

Loans may be acquired at a premium or discount to par value, in which case the premium is amortized (subtracted from) or accreted (added to) interest income over the remaining life of the loan. Generally, as time goes on, the effects of loan discount accretion and loan premium amortization decrease as the purchased loans mature or pay off early. Upon the early pay-off of a loan, any remaining (unaccreted) discount or (unamortized) premium is immediately taken into interest income; as loan payoffs may vary significantly from quarter to quarter, so may the impact of discount accretion and premium amortization on interest income.

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

Loan modifications to borrowers experiencing financial difficulty as of March 31, 2024 totaled $3.0 million, of which none were accruing and performing according to their modified terms, compared to $4.3 million, of which none were accruing and performing according to their modified terms, at December 31, 2023. Modified loans that are accruing and performing according to their modified terms are not considered nonperforming loans as they continue to accrue interest despite their modified status. The related allowance for credit losses on individually evaluated modified loans totaled $42,000 and $1.3 million at March 31, 2024 and December 31, 2023, respectively.

The following table provides information regarding nonperforming loans, nonperforming assets and modified loans as of the dates indicated:

	March 31,	December 31,
	2024	2023

	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Commercial and industrial	$1,667	$2,072
Real estate:
Residential	1,463	1,496
Multifamily residential	8,075	5,305
Owner occupied CRE	4,687	3,573
Non-owner occupied CRE	233	165
Construction and land	366	366
Total real estate	14,824	10,905
Consumer	—	—
Total nonaccrual loans	16,491	12,977
Accruing loans 90 days or more past due	—	—
Total nonperforming loans	16,491	12,977
Real estate owned	—	—
Total nonperforming assets (1)	$16,491	$12,977
Modified loans to borrowers experiencing financial difficulty – performing	$—	$—
PCD loans	$25,735	$25,723
Nonperforming assets to total assets (1)	0.64%	0.51%
Nonperforming loans to total loans (1)	0.87%	0.67%

(1)	Performing modified loans to borrowers experiencing financial difficulty are neither included in nonperforming loans above nor are they included in the numerators used to calculate these ratios.

Interest foregone on nonaccrual loans was approximately $483,000 and $235,000 for the three months ended March 31, 2024 and 2023, respectively, none of which was included in interest income. Interest income recognized on nonaccrual loans was approximately $7,200 and $65,000 for the three months ended March 31, 2024 and 2023, respectively.

Allowance for credit losses for loans.  The allowance for credit losses is determined by us on a quarterly basis, although we are engaged in monitoring the appropriate level of the allowance on a more frequent basis. We assess the allowance for credit losses based on three categories: (i) originated loans, (ii) acquired non-PCD loans, and (iii) acquired PCD loans. The allowance for credit losses reflects management’s estimate of current expected credit losses inherent in the loan portfolios. The computation includes elements of judgment and high levels of subjectivity.

At March 31, 2024, the Company’s allowance for credit losses for loans was $18.9 million, or 1.00% of total loans, compared to $22.0 million, or 1.14% of total loans, at December 31, 2023. Based on the current conditions of the loan portfolio, management believes that the $18.9 million allowance for credit losses at March 31, 2024 is adequate to absorb expected credit losses inherent in the Company’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

We recorded net charge-offs of $3.4 million and $315,000 for the three months ended March 31, 2024 and 2023, respectively. The calculation of the allowance for credit losses for loans at March 31, 2024 and December 31, 2023, excludes the balance of PPP loans held in portfolio as of those dates as PPP loans are fully guaranteed by the SBA. The increase in activity in net charge-offs during the first quarter of 2024 involved partial charge-offs of two non-accrual loans totaling $2.9 million, as well as complete write-offs of five non-accrual loans totaling $435,000. At December 31, 2023, $3.2 million of the nonaccrual loan charge-offs were specifically reserved for. These actions were taken due to collateral shortfalls deemed uncollectable.

The following table presents certain credit ratios at the dates and for the periods indicated and each component of the ratio’s calculations:

The following table presents certain credit ratios at the dates and for the periods indicated and each component of the ratio’s calculations:
	Three months ended March 31,
	2024	2023

	(Dollars in thousands)
Allowance for credit losses on loans as a percentage of total loans outstanding at period end	1.00%	1.00%
Allowance for credit losses on loans	$18,890	$20,400
Total loans outstanding	1,886,730	2,044,536

Nonaccrual loans as a percentage of total loans outstanding at period end	0.87%	0.64%
Total nonaccrual loans	$16,491	$13,090
Total loans outstanding	1,886,730	2,044,536

Allowance for credit losses on loans as a percentage of nonaccrual loans at period end	114.55%	155.84%
Allowance for credit losses on loans	$18,890	$20,400
Total nonaccrual loans	16,491	13,090

Net charge-offs/(recoveries) during period to average loans outstanding:
Commercial and industrial:	0.10%	0.07%
Net charge-offs	$165	$142
Average loans outstanding	162,978	199,807
Construction and land:	—%	—%
Net charge-offs	$—	$—
Average loans outstanding	9,588	17,887
Commercial estate:	—%	—%
Net charge-offs	$3,206	$—
Average loans outstanding	1,652,506	1,714,792
Residential:	—%	0.18%
Net charge-offs	$—	$175
Average loans outstanding	85,130	98,237
Consumer:	0.13%	(0.09)%
Net charge-offs/(recoveries)	$1	$(2)
Average loans outstanding	769	2,223
Total loans:	0.18%	0.02%
Total net charge-offs	$3,372	$315
Total average loans outstanding	1,910,971	2,032,945

As of March 31, 2024, the Company individually evaluated $20.2 million in loans, inclusive of $16.5 million of nonperforming loans. Of these individually evaluated loans, $6.8 million had a specific allowance of $1.4 million as of March 31, 2024. As of December 31, 2023, the Company individually evaluated $13.0 million in loans, all of which were on nonaccrual status. Of these individually evaluated loans, $9.7 million had a specific allowance of $4.4 million as of December 31, 2023.

Management considers the allowance for credit losses for loans at March 31, 2024 to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for credit losses for loans or that any increased allowance for credit losses for loans that may be required will not adversely impact our financial condition and results of operations. A further decline in national and local economic conditions due to employment levels, labor shortages, the effects of inflation, a potential recession, slowed economic growth or otherwise, could result in a material increase in the allowance for credit losses for loans and may adversely affect the Company’s financial condition and results of operations. In addition, the determination of the amount of our allowance for credit losses for loans is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for credit losses based upon their judgment of information available to them at the time of their examination.

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

Total deposits increased $10.2 million, or 0.5%, to $2.1 billion at March 31, 2024 from December 31, 2023. At March 31, 2024, noninterest bearing demand deposits totaled $630.0 million, or 29.4% of total deposits, compared to $646.3 million, or 30.3% of total deposits, at December 31, 2023. At March 31, 2023, uninsured deposits totaled $949.3 million, or 44.3% of total deposits, compared to $969.2 million, or 45.5% of total deposits at December 31, 2023. Estimated uninsured deposits, excluding collateralized public deposits and affiliate deposits, were approximately 41.4% and 42.1% of total deposits at March 31, 2024 and December 31, 2023, respectively. The uninsured amounts are estimates based on the methodologies and assumptions used for United Business Bank’s regulatory reporting requirements.

We consider our deposit base to be seasoned, stable and well-diversified, and we do not have any significant industry concentrations among our non-insured deposits. We also offer an insured cash sweep product (ICS) that allows customers to insure deposits above FDIC insurance limits. At March 31, 2024, our average deposit account size (excluding public funds), calculated by dividing period-end deposits by the population of accounts with balances, was approximately $58,000. See Note 17 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for information regarding our top ten depositors.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered at the dates indicated.

	March 31,	December 31,
	2024	2023	% Change

	(Dollars in thousands)
Noninterest bearing demand deposits	$629,962	$646,278	(2.5)%
NOW accounts	276,907	283,089	(2.2)
Saving	97,015	102,073	(5.0)
Money market	624,806	624,066	0.1
Time deposits	514,217	477,244	7.7
Total	$2,142,907	$2,132,750	0.5%

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

At March 31, 2024 and December 31, 2023, we had the ability to borrow up to $508.2 million and $576.9 million, respectively, from the FHLB of San Francisco. At both March 31, 2024 and December 31, 2023, there were no FHLB advances outstanding.

During the first quarter of 2024, the Bank was approved for discount window advances with the FRB of San Francisco secured by certain types of loans. At March 31, 2024, we had the ability to borrow up to $46.7 million from the FRB of San Francisco, with no FRB of San Francisco advances outstanding at that date.

We may also utilize Fed Funds purchased from correspondent banks as a source of short-term funding. At both March 31, 2024 and December 31, 2023, we had a total of $65.0 million in federal funds line available from third-party financial institutions and no balances outstanding at these dates.

At both March 31, 2024 and December 31, 2023, the Company had outstanding junior subordinated deferrable interest debentures, net of fair value adjustments, assumed in connection with its previous acquisitions totaling $8.6 million.

At March 31, 2024, the Company had outstanding subordinated debt, net of costs to issue, totaling $63.6 million compared to $63.9 million at December 31, 2023.

We are required to provide collateral for certain local agency deposits. At both March 31, 2024 and December 31, 2023, the FHLB of San Francisco had issued letters of credit on behalf of the Bank totaling $40.6 million, as collateral for local agency deposits.

Shareholders’ equity. Shareholders’ equity increased $1.4 million, to $314.2 million at March 31, 2024 from $312.9 million at December 31, 2023. The increase in shareholders’ equity primarily was due to $5.9 million of net income earned and a $484,000 decrease in accumulated other comprehensive loss, net of taxes, partially offset by the repurchase of $4.0 million of Company common stock and cash dividends paid or accrued payable totaling $1.2 million, during the first three months of 2024. During the three months ended March 31, 2024, the Company repurchased a total of 198,120 shares of its common stock at a total cost of $4.0 million, or $20.20 per share, leaving 161,632 shares available for future purchases under the current stock repurchase plan. For additional information see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

Comparison of Results of Operations for the Three Months Ended March 31, 2024 and 2023

Earnings summary.  Net income was $5.9 million for the three months ended March 31, 2024, compared to $7.2 million for the three months ended March 31, 2023, a decrease of $1.3 million or 18.3%. The decrease was the result of a $2.9 million decrease in net interest income, partially offset by a $501,000 increase in noninterest income, a $458,000 decrease in noninterest expenses, and a $554,000 decrease in provision for income taxes. Diluted earnings per share were $0.51 for the three months ended March 31, 2024, compared to $0.57 for the three months ended March 31, 2023.

Our efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income before provision for credit losses and noninterest income, was 65.68% and 61.63% for the three months ended March 31, 2024 and 2023, respectively. The deterioration in the efficiency ratio during the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to lower overall revenues.

Interest income.  Interest income for the three months ended March 31, 2024 was $31.7 million, compared to $30.1 million for the three months ended March 31, 2023, an increase of $1.6 million or 5.6%. The increase in interest income between periods reflects increases in interest income in all interest-earning asset categories, except loans. Increased yields earned on interest-earning assets, along with an increase in the average balance of fed funds sold and interest bearing balances in banks, were the primary drivers for the increase in interest income, partially offset by a decrease in the average balance of loans.

Interest income on loans, including fees, decreased $998,000, or 3.8%, to $25.3 million for the three months ended March 31, 2024, compared to $26.3 million for the three months ended March 31, 2023, due a $121.5 million decrease in the average balance of loans, partially offset by an eight basis point increase in the average loan yield. The average balance of loans was $1.9 billion for the first quarter of 2024, compared to $2.0 billion for the first quarter of 2023. The average yield on loans, including the accretion of the net discount and deferred PPP loan fees recognized for the three months ended March 31, 2024, was 5.32%, compared to 5.24% for the three months ended March 31, 2023. The increase in the average yield on loans from the first quarter of 2023 was due to the impact of increased rates on variable rate loans as well as new loans being originated at higher market interest rates.

Interest income on loans for three months ended March 31, 2024 and 2023 included $98,000 and $97,000 respectively, in accretion of the net discount on acquired loans and revenue from PCD loans in excess of discounts. The remaining net discount on acquired loans was $392,000 and $371,000 at March 31, 2024 and 2023, respectively. Interest income on loans for the three months ended March 31, 2024 and 2023, included $176,000 and $269,000, respectively, in fees related to prepayment penalties.

Interest income on investment securities increased $316,000, or 19.3%, to $2.0 million for the three months ended March 31, 2024, compared to $1.6 million for the three months ended March 31, 2023, due to a 72 basis point increase in the average yield earned on investment securities, partially offset by a $3.3 million decrease in the average balance of investment securities. The average yield on investment securities was 4.24% for the three months ended March 31, 2024 compared to 3.52% for the three months ended March 31, 2023. In addition, during the first quarter of 2024, we received $416,000 in cash dividends on our FRB and FHLB stock, up 25.3% from $332,000 received in the first quarter of 2023.

Interest income on federal funds sold and interest-bearing balances in banks increased $2.3 million, or 125.0%, to $4.1 million for the three months ended March 31, 2024, compared to $1.8 million for the three months ended March 31, 2023. The increase was due to a 92 basis point increase in the average yield earned on federal funds sold and, to a lesser extent, a $139.3 million increase in the average balance of federal funds sold and interest-bearing balances in banks. The average yield on federal funds sold and interest-bearing balances in banks was 5.48% for the three months ended March 31, 2024 compared to 4.56% for the three months ended March 31, 2023.

Interest expense.  Interest expense increased $4.5 million, or 94.6%, to $9.3 million for the three months ended March 31, 2024, compared to $4.8 million for the three months ended March 31, 2023, reflecting higher funding costs primarily related to increased market rates of interest payable on money market and time deposits. The average rate paid on interest-bearing liabilities for three months ended March 31, 2024 was 2.40% compared to 1.35% for three months ended March 31, 2023.  Total average interest-bearing liabilities increased $126.2 million, or 1.05%, to $1.6 billion for the three months ended March 31, 2024, compared to $1.4 billion for the three months ended March 31, 2023.

Interest expense on deposits increased $4.5 million, or 122.4%, to $8.2 million for the three months ended March 31, 2024 compared to $3.7 million for the three months ended March 31, 2023. The increase was driven by higher rates paid on money market accounts and time deposits and, to a lesser extent, an increase in the average balance of time deposits. Specifically, rates on money market accounts and time deposits increased by 103 basis points and 159 basis points, respectively, during the three months ended March 31, 2024, compared to the same period in 2023. The average balance of time deposits also increased, rising by $163.5 million, or 50.3%, to $488.7 million during the three months ended March 31, 2024, compared to $325.3 million during the same period in 2023.

The average rate paid on all interest-bearing deposits increased by 112 basis points to 2.22% for the three months ended March 31, 2024, compared to 1.10% for the three months ended March 31, 2023. The average balance of interest-bearing deposits totaled $1.5 billion for the three months ended March 31, 2024, compared to $1.4 billion for the three months ended March 31, 2023. The overall average cost of deposits for the three months ended March 31, 2024 and 2023 was 1.55% and 0.71%, respectively. Meanwhile, the average balance of noninterest-bearing deposits decreased $102.3 million, or 13.8%, to $639.7 million for the three months ended March 31, 2024 compared to $742.0 million for the same period in 2022.

Interest expense on borrowings increased $11,000, or 1.00%, to $1.1 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, due to a 98 basis point increase in the average rate paid on junior subordinated debentures. The average cost of total borrowings increased to 6.18% for the three months ended March 31, 2024, compared to 6.05% for the three months ended March 31, 2023. The average balance of borrowings decreased $654,000 to $72.3 million during the three months ended March 31, 2024, compared to $72.9 million during the three months ended March 31, 2023.

Net interest income and net interest margin. Net interest income decreased $2.9 million, or 11.3%, to $22.4 million for the three months ended March 31, 2024, compared to $25.3 million for the three months ended March 31, 2023. The decrease in net interest income primarily was due to an increase in interest expense on deposits and a decrease in interest income on loans, partially offset by increases in interest income on federal funds sold and interest-bearing balances in banks, interest income on investment securities and dividends on FHLB stock.

The average yield (annualized) on interest earning assets for the three months ended March 31, 2024 increased to 5.28%, a 21 basis point increase from 5.07% for the three months ended March 31, 2023, while the average cost of interest bearing liabilities increased 105 basis points to 2.40% for the three months ended March 31, 2024, compared to 1.35% for the three months ended March 31, 2023. The increases in average yields on interest-earning assets and average rates paid on interest-bearing liabilities during the three months ended March 31, 2024, compare to the same periods in 2023, were due to higher market interest rates generally.

The annualized net interest margin was 3.72% and 4.26%, for the three months ended March 31, 2024 and 2023, respectively. Net interest margin in the first quarter of 2024 as compared to the first quarter of 2023 was negatively impacted by increasing funding costs, due to shifts towards higher yielding deposits, which outpaced, on a percentage basis, increasing yields on interest-earning assets.

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

	Three months ended March 31,
	2024			2023

	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Cost	Balance(1)	Interest	Yield/Cost

	(Dollars in thousands)
Interest earning assets
Fed Funds sold and interest-bearing balances in banks	$302,120	$4,115	5.48%	$162,796	$1,829	4.56%
Investments securities	185,704	1,956	4.24%	188,974	1,640	3.52%
FHLB Stock	11,313	272	9.68%	10,679	188	7.16%
FRB Stock	9,633	144	6.01%	9,606	144	6.08%
Total loans	1,910,971	25,257	5.32%	2,032,442	26,255	5.24%
Total interest earning assets	2,419,741	31,744	5.28%	2,404,497	30,056	5.07%
Noninterest earning assets	131,293			128,432
Total average assets	$2,551,034			$2,532,929
Interest bearing liabilities
Savings	$97,519	31	0.13%	$119,597	40	0.14%
NOW accounts	284,005	64	0.09%	316,307	74	0.10%
Money market	621,509	3,397	2.20%	603,784	1,737	1.17%
Time deposits	488,745	4,735	3.90%	325,286	1,849	2.31%
Total interest bearing deposit accounts	1,491,778	8,227	2.22%	1,364,974	3,700	1.10%
Subordinated debt, net	63,715	893	5.64%	63,728	896	5.70%
Junior subordinated debentures, net	8,572	217	10.20%	8,491	193	9.22%
Other borrowings	—	—	—%	722	10	—%
Total interest bearing liabilities	1,564,065	9,337	2.40%	1,437,915	4,799	1.35%
Noninterest bearing deposits	639,737			742,037
Other noninterest bearing liabilities	31,222			34,101
Noninterest bearing liabilities	670,959			776,138
Total average liabilities	2,235,024			2,214,053
Average equity	316,010			318,876
Total average liabilities and equity	$2,551,034			$2,532,929
Net interest income		$22,407			$25,257

Interest rate spread (2)			2.88%			3.72%
Net interest margin (3)			3.72%			4.26%
Ratio of average interest earning assets to average interest bearing liabilities			154.71%			167.22%

(1)	Average balances are computed using average daily balances.
(2)	Interest rate spread is calculated as the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(3)	Net interest margin is calculated as net interest income divided by total average interest earning assets.

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

	Three months ended March 31,
	2024 compared to 2023
	Increase/(Decrease)
	Attributable to
	Rate	Volume	Total

	(Dollars in thousands)
Interest earning assets
Fed funds sold and interest bearing balances in banks	$742	$1,544	$2,286
Investments securities	344	(28)	316
FHLB stock and FRB stock	73	11	84
Total loans	550	(1,548)	(998)
Total interest income	1,709	(21)	1,688

Interest bearing liabilities
Savings	(2)	(7)	(9)
NOW accounts	(2)	(8)	(10)
Money market accounts	1,610	50	1,660
Time deposits	1,969	917	2,886
Total deposit accounts	3,575	952	4,527
Subordinated debt, net	(3)	—	(3)
Junior subordinated debentures, net	22	2	24
Other borrowings	(10)	—	(10)
Total interest expense	3,584	954	4,538
Net interest income	$(1,875)	$(975)	$(2,850)

Provision for credit losses. We recorded a $262,000 and a $315,000 provision for credit losses for loans for the three months ended March 31, 2024 and 2023, respectively. The provision for credit losses for loans in the first quarter of 2024 was mainly driven by a replenishment of the allowance due to net charge-offs during the period, partially offset by decreases in outstanding loan balances, leading to lower quantitative reserves. Net chares-offs totaled $3.4 million during the first quarter of 2024, of which $3.2 million was specifically reserved for at December 31, 2023. No changes were made to the qualitative risk factor conclusions during the first quarter of 2024. The quantitative reserve was impacted by improvement in forecasted economic conditions, specifically, national unemployment and national gross domestic product, both of which are key indicators utilized to estimate credit losses.

Noninterest income.  Noninterest income increased $501,000, or 32.1%, to $2.1 million for the three months ended March 31, 2024 compared to $1.6 million for the three months ended March 31, 2023. The increase was primarily due to a $1.5 million increase in gain on equity securities, partially offset by a $519,000 decrease in income on an investment in a Small Business Investment Company (“SBIC”) fund and a $412,000 decrease in gain on sale of loans.

The following table presents the key components of noninterest income for the periods indicated:

	Three months ended March 31,
	2024	2023 (As Restated)	$ Change	% Change

	(Dollars in thousands)
Gain on sale of loans	$—	$412	$(412)	(100.0)%
Gain (loss) on equity securities	573	(896)	1,469	(164.0)%
Service charges and other fees	839	885	(46)	(5.2)%
Loan servicing and other loan fees	392	410	(18)	(4.4)%
(Loss) income on investment in SBIC fund	(30)	489	(519)	106.1%
Other income and fees	288	261	27	10.3%
Total noninterest income	$2,062	$1,561	$501	32.1%

Noninterest expense. Noninterest expense decreased $458,000, or 2.8%, to $16.1 million for the three months ended March 31, 2024 compared to $16.5 million for the three months ended March 31, 2023. The decrease primarily was due to a $1.0 million decrease in salaries and employee benefits as a result of a $675,000 decrease in bonus accrual, a decrease in full-time equivalent employees, and a reduction in deferred loan origination expenses, partially offset by wage increases during 2024. This decrease was partially offset by a $288,000 increase in data processing expense due to decline in pricing credits offered and expenses relating to enhancements to the Bank’s network, a $127,000 increase in other expense due to increased FDIC insurance costs and professional fees, and a $127,000 increase in occupancy and equipment expense.

The following table details the components of noninterest expense for the periods indicated:

	Three months ended March 31,
	2024	2023	$ Change	% Change

	(Dollars in thousands)
Salaries and employee benefits	$10,036	$11,036	$(1,000)	(9.1)%
Occupancy and equipment	2,154	2,027	127	6.3%
Data processing	1,753	1,465	288	19.7%
Other	2,128	2,001	127	6.3%
Total noninterest expense	$16,071	$16,529	$(458)	(2.8)%

Income taxes.  The provision for income taxes decreased $554,000, or 19.6%, to $2.3 million the three months ended March 31, 2024 compared to $2.8 million for the three months ended March 31, 2023 due to lower taxable income. The Company’s effective tax rate was 27.9% and 28.2% for three months ended March 31, 2024 and 2023, respectively. The effective tax rate was lower for the three months ended March 31, 2024, compared to the same period in 2023, due to higher low income housing tax credits.

Liquidity and Capital Resources

Planning for our normal business liquidity needs, both expected and unexpected, is done on a daily and short-term basis through the cash management function. On a longer-term basis, it is accomplished through the budget and strategic planning functions, with support from internal asset/liability management software model projections.

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run off that may occur in the normal course of business. We rely on a number of different sources to meet our potential liquidity demands. Our primary sources of funds are deposits, escrow and custodial deposits, principal and interest payments on loans and proceeds from sale of loans. During the three months ended March 31, 2024, the Bank sold no loans or loan participation interests and received $72.4 million in principal loan repayments. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition.

Deposits increased $15.1 million to $2.1 billion and liquid assets, in the form of cash and cash equivalents, time deposit in banks and investment securities, increased $165.0 million to $517.2 million at March 31, 2024 from December

31, 2023. Management believes that our securities portfolio is of high quality and the securities would therefore be marketable. Securities purchased during the three months ended March 31, 2024, totaled $7.1 million and securities repayments, maturities and sales during the period were $3.0 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2024, totaled $266.5 million. It is management’s policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that most of our maturing certificates of deposit will remain with us.

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of March 31, 2024, the Bank had an available borrowing capacity of $508.2 million with the FHLB of San Francisco, with no borrowings outstanding at that date or at December 31, 2023. During the first quarter of 2024, the Bank was approved for discount window advances with the FRB of San Francisco secured by certain types of loans. At March 31, 2024, we had the ability to borrow up to $46.7 million, from the FRB of San Francisco, with no borrowings outstanding at that date. The Bank also had, as of that date, federal funds lines with available commitments totaling $65.0 million with four correspondent banks. There were no amounts outstanding under these facilities at March 31, 2024 and December 31, 2023. Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible.

Liquidity management is both a daily and long-term function of the Company’s management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer-term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and U.S. agency securities. We use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. Loan commitments and letters of credit were $73.8 million, including $48,000 of undisbursed construction and development loan commitments, at March 31, 2024. For information regarding our commitments, see “Note 17 – Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Information” of Part I of this report.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities for the three months ended March 31, 2024 was $5.1 million, compared to $8.2 million provided by operating activities for the three months ended March 31, 2023. During the three months ended March 31, 2024, net cash provided by investing activities was $31.0 million, which consisted primarily of net decrease in loans receivable, compared to $21.0 million of cash used in investing activities for the three months ended March 31, 2023. Net cash provided by financing activities for the three months ended March 31, 2024 was $4.7 million, which was comprised primarily of net increase in deposits, compared to $33.6 million provided by financing activities during the three months ended March 31, 2023. Management believes our capital sources are adequate to meet all reasonably foreseeable short-term and long-term cash requirements. There has not been a material change in our liquidity and capital resources since the information disclosed in our 2023 Annual Report other than set forth above. We are not aware of any reasonably likely material changes in the mix and relative cost of such resources.

BayCom Corp is a separate legal entity from the Bank and must provide for its own liquidity. At March 31, 2024, BayCom Corp had liquid assets of $18.8 million. In addition to its operating expenses, BayCom Corp is responsible for paying to its shareholders any dividends that have been declared, funding stock repurchases, and making payments on its junior subordinated debentures and subordinated notes. BayCom Corp can receive dividends and other capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends and make other capital distributions.

On March 6, 2024, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.10 per share on the Company’s outstanding common stock, payable on April 12, 2024 to shareholders of record as of the close of business on March 16, 2024. The Company expects to continue to pay quarterly cash dividends on its common stock, subject to the Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. Assuming continued payment of the cash dividend at this rate of $0.10 per share, our average total dividend paid each quarter would be approximately $1.2 million based on the number of our outstanding shares at March 31, 2024. The dividends we pay if any, may be limited as more fully discussed under “Business – Supervision and Regulation – BayCom Corp – Dividends” and “– Regulatory Capital Requirements” contained in “Part I. Item 1. Business” of the 2023 Annual Report.

From time to time, our Board of Directors has authorized stock repurchase programs. In general, stock repurchases allow us to proactively manage our capital position and return excess capital to shareholders. Stock repurchases also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. In August 2023, our Board of Directors announced a new stock repurchase program, to commence following completion of the existing stock repurchase program (which was completed during the quarter ended September 30, 2023), for the repurchase of up to 588,000 shares, or approximately 5.0% of the Company’s outstanding common stock, over a one year period. Purchases under the Company’s stock repurchase programs may be made through open market purchases, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The repurchase programs may be suspended, terminated, or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The Company’s stock repurchase programs do not obligate the Company to purchase any particular number of shares. As of March 31, 2024, there remained 161,632 shares available for repurchase under the Company’s existing stock repurchase program. For additional information on the Company’s stock repurchases, see “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” contained in Part II of this report.

Regulatory Capital

The Bank, as a state-chartered, federally insured commercial bank, and member of the Board of Governors of the Federal Reserve System, is subject to capital requirements established by the Federal Reserve. The Federal Reserve requires the Bank to maintain levels of capital adequacy that generally parallel the FDIC requirements. The capital adequacy requirements are quantitative measures established by regulation that require the Bank to maintain minimum amounts and ratios of capital. The FDIC requires the Bank to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 Leverage Capital to average assets. Consistent with our goal to operate a sound and profitable organization, our policy is for the Bank to maintain “Well Capitalized” status under the Federal Reserve regulations. Based on capital levels at March 31, 2024 and December 31, 2023, the Bank was considered Well Capitalized at both of those dates.

The table below shows the capital ratios under the Basel III capital framework as of the dates indicated:

	At March 31, 2024		At December 31, 2023
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Leverage Ratio
BayCom Corp	$284,598	11.66%	$282,402	11.56%
Minimum requirement for “Well Capitalized”	122,037	5.00%	122,135	5.00%
Minimum regulatory requirement	97,629	4.00%	97,708	4.00%

United Business Bank	335,964	13.41%	328,303	13.08%
Minimum requirement for “Well Capitalized”	125,244	5.00%	125,479	5.00%
Minimum regulatory requirement	100,195	4.00%	100,383	4.00%

Common Equity Tier 1 Ratio
BayCom Corp	284,598	14.17%	282,402	14.41%
Minimum requirement for “Well Capitalized”	130,572	6.50%	127,400	6.50%
Minimum regulatory requirement	90,396	4.50%	8,820	4.50%

United Business Bank	335,964	16.91%	328,303	16.94%
Minimum requirement for “Well Capitalized”	129,136	6.50%	125,987	6.50%
Minimum regulatory requirement	89,402	4.50%	87,222	4.50%

Tier 1 Risk-Based Capital Ratio
BayCom Corp	294,083	14.64%	291,887	14.89%
Minimum requirement for “Well Capitalized”	160,704	8.00%	156,800	8.00%
Minimum regulatory requirement	120,528	6.00%	117,600	6.00%

United Business Bank	335,964	16.91%	328,303	16.94%
Minimum requirement for “Well Capitalized”	158,936	8.00%	155,062	8.00%
Minimum regulatory requirement	119,202	6.00%	116,296	6.00%

Total Risk-Based Capital Ratio
BayCom Corp	377,873	18.81%	379,112	19.34%
Minimum requirement for “Well Capitalized”	200,880	10.00%	196,000	10.00%
Minimum regulatory requirement	160,704	8.00%	156,800	8.00%

United Business Bank	355,069	17.87%	350,528	18.08%
Minimum requirement for “Well Capitalized”	198,670	10.00%	193,827	10.00%
Minimum regulatory requirement	158,936	8.00%	155,062	8.00%

In addition to the minimum capital ratios, the Bank must maintain a capital conservation buffer consisting of additional Common Equity Tier 1 capital greater than 2.5% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. At March 31, 2024, the Bank’s Common Equity Tier 1 capital exceeded the required capital conservation buffer.

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

For additional information, see “Item 1. Business — Supervision and Regulation — United Business Bank — Capital Requirements” and Note 19, “Regulatory Matters” in the Notes to the Consolidated Financial Statements, included in “Item 8. Financial Statements and Supplementary Data” in the 2023 Annual Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk through our lending and deposit gathering activities. Our results of operations are highly dependent upon our ability to manage interest rate risk. We consider interest rate risk to be a significant market risk that could have a material effect on our financial condition and results of operations. Interest rate risk is measured and assessed on a quarterly basis. For information regarding the Company’s market risk, see “Management Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market and Interest Rate Risk,” in the Company’s 2023 Annual Report. In our opinion, there has not been a material change in our interest rate risk exposure since the information disclosed in our 2023 Annual Report.

Item 4. Controls and Procedures

(a)       Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures as defined in Rule 13a 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of March 31, 2024 under the supervision and with the participation of the Company’s principal executive officer, principal financial officer and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s principal executive officer and principal financial officer concluded that as of March 31, 2024, based on their evaluation, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to BayCom Corp’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(b)       Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2024, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the Risk Factors previously disclosed in Item 1A of the 2023 Annual Report.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a)	Not applicable.
(b)	Not applicable.

(c)Stock Repurchases. The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended March 31, 2024:

			Total number of
	Total	Average	shares purchased	Maximum number of
	number of	price	as part of	shares that may yet be
	shares	paid	publicly announced	purchased under the
	purchased	per share	plans or programs	plans or programs (1)
January 1, 2024 - January 31, 2024	—	$—	—	359,752
February 1, 2024 - February 29, 2024	53,659	20.14	53,659	306,093
March 1, 2024 - March 31, 2024	144,461	20.23	144,461	161,632
	198,120	$20.20	198,120

(1)	In August 2023, the Company’s Board of Directors approved the Company’s eighth stock repurchase program, which commenced following completion of the seventh stock repurchase program in September 2023, authorizing the purchase of up to 588,000 shares, or approximately 5.0%, of the Company’s outstanding common stock over a one-year period. Purchases under the Company’s stock repurchase programs may be made through open market purchases, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The repurchase programs may be suspended, terminated, or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The Company’s stock repurchase programs do not obligate the Company to purchase any specific number of shares.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	Not applicable.
(b)	Not applicable.

(c)Trading Plans. During the three months ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets; (2) Condensed Consolidated Statements of Income; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Notes to Condensed Consolidated Financial Statements.

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

BAYCOM CORP
Registrant

Date: May 10, 2024	By:	/s/ George J. Guarini
George J. Guarini
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2024	By:	/s/ Keary L. Colwell
Keary L. Colwell
Senior Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)