Form 10-K
period 2024-12-31
BayCom Corp
filed 2025-03-14
CIK 1730984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the common stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant’s common stock as quoted on the NASDAQ Global Select Market on June 28, 2024, was $210.7 million (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of March 12, 2025, the registrant had 11,130,147 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held in June 2025 (the “Proxy Statement”) are incorporated by reference into Part III. The Proxy Statement will be filed with the U.S Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Form 10-K relates.

BAYCOM CORP

2024 ANNUAL REPORT ON FORM 10-K

References in this document to “BayCom” mean BayCom Corp and references to the “Bank” mean United Business Bank. References to the “Company,” “we,” “us,” and “our” mean BayCom Corp and the Bank, unless the context otherwise requires.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward- looking statements as a result of a wide variety or range of factors including, but not limited to:

●	adverse impacts to economic conditions in general and in California, Nevada, Colorado, New Mexico and Washington in particular, as well as other markets where the Company has lending relationships;
●	effects of employment levels, labor shortages, inflation, a recession, or slowed economic growth;

●	changes in the interest rate environment, including increases and decreases in the Board of Governors of the Federal Reserve System (“Federal Reserve”) benchmark rate and the duration of such rates, which could adversely affect our revenues and expenses, the values of our assets and obligations, and the availability and cost of capital and liquidity;

●	the impact of inflation and the Federal Reserve’s monetary policy decisions;

●	the effects of any federal government shutdown;

●	the credit risks of lending and securities activities, including delinquencies, write-offs, and changes in our allowance for credit losses and provision for credit losses;

●	changes in the levels of general interest rates and the relative differences between short and long-term interest rates and loan and deposit interest rates;
●	unexpected outflows of uninsured deposits, which may require us to sell investment securities at a loss;
●	our net interest margin and funding sources;
●	fluctuations in the demand for loans, unsold homes, land and other properties;
●	fluctuations in real estate values in our market areas;
●	secondary market conditions for loans and our ability to sell loans in the secondary market;
●	results of examinations of us by regulatory authorities and the possibility that any such regulatory authority may, among other things, limit our business activities, require us to change our business mix, increase our allowance for credit losses, write-down asset values or increase our capital levels, affect our ability to borrow funds or maintain or increase deposits;

●	risks related to our acquisition strategy, including our ability to identify future suitable acquisition candidates, exposure to potential asset and credit quality risks and unknown or contingent liabilities, the need for capital to finance such transactions, our ability to obtain required regulatory approvals and possible failures in realizing the anticipated benefits from acquisitions;
●	challenges arising from attempts to expand into new geographic markets, products, or services;
●	goodwill impairment;
●	bank failures or adverse developments at other banks and related negative press about the banking industry in general on investor and depositor sentiment;
●	legislative or regulatory changes, including changes in banking, securities and tax laws, in regulatory policies and principles, or the interpretation of regulatory capital or other rules,
●	and other governmental initiatives affecting the financial services industry;
●	our ability to attract and retain deposits;
●	our ability to control operating costs and expenses;
●	use of estimates in determining the fair value of certain of our assets and liabilities, which may prove incorrect;
●	staffing fluctuations in response to product demand or corporate strategies;
●	the effectiveness of our risk management framework;
●	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on those of our third-party vendors;
●	an inability to keep pace with the rate of technological advances;
●	risks associated with dependence on our Chief Executive Officer and other members of our senior management team and our ability to attract, motivate and retain qualified personnel;
●	costs and effects of litigation, including settlements and judgments;
●	our ability to implement our business strategies, including expectations regarding key growth initiatives and strategic priorities;
●	liquidity issues, including our ability to borrow funds or raise additional capital, if needed or desired;
●	the loss of our large loan and deposit relationships;
●	increased competitive pressures, including repricing and competitors’ pricing initiatives, and their impact on our market position and our loan and deposit products;
●	changes in consumer spending, borrowing and savings habits;
●	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;

●	our ability to pay dividends on our common stock;
●	the quality and composition of our securities portfolio and the impact of any adverse changes in the securities markets;
●	the inability of key third-party providers to perform their obligations;
●	changes in accounting principles, policies or guidelines and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board;
●	environmental, social and governance goals;
●	the potential imposition of new tariffs or changes to existing trade policies that could affect economic activity or specific industry sectors;
●	the effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, civil unrest and other external events;
●	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and
●	other risks described from time to time in our documents filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”), including this Form 10-K.

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

We do not undertake and specifically disclaim any obligation to revise any forward- looking statements included in this Form 10-K or the reasons why actual results could differ from those contained in such statements, whether as a result of new information or to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for 2025 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of us and could negatively affect our consolidated financial condition and consolidated results of operations as well as our stock price performance.

PART I

Item 1. Business

The disclosures set forth in this item are qualified by “Item 1A. Risk Factors” below and the section captioned “Special Note Regarding Forward-Looking Statements” above and other cautionary statements set forth elsewhere in this Form 10-K.

Overview

General.  BayCom is a bank holding company headquartered in Walnut Creek, California. BayCom’s wholly owned banking subsidiary, United Business Bank, provides a broad range of financial services to businesses and business owners as well as individuals through its network of 35 full-service branches, with 16 locations in California, one in Nevada, two in Washington, five in New Mexico and 11 in Colorado. The Company’s business activities generally are limited to passive investment activities and the monitoring of its investment in the Bank. Accordingly, the information set forth in this Form 10-K, including consolidated financial statements and related data, relate primarily to the Bank.

Our principal business objective is to enhance shareholder value and generate consistent earnings growth by expanding our commercial banking franchise through both strategic acquisitions and organic growth. Since 2010, we have expanded our geographic footprint through ten strategic acquisitions. We believe that our selective acquisition of community banks has yielded economies of scale and improved our efficiency. We have also grown organically by leveraging the potential within metropolitan and community markets where we operate. These markets offer significant opportunities to expand our commercial client base, increase interest-earning assets, and enhance market share. We believe our geographic footprint, which now includes the San Francisco Bay area, the metropolitan markets of Los Angeles, California; Seattle, Washington; Denver, Colorado; and Las Vegas, Nevada, and community markets including Albuquerque, New Mexico, and Custer, Delta, and Grand Counties, Colorado, provides us access to low cost, stable core deposits in community markets that we can use to fund commercial loan growth. We strive to provide an enhanced banking experience for our clients by providing them with a comprehensive suite of sophisticated banking products and services tailored to meet their needs, while delivering the high-quality, relationship-based client service of a community bank. As of December 31, 2024, we had, on a consolidated basis, assets of $2.7 billion, loans of $1.9 billion (net of allowances), deposits of $2.2 billion and shareholders’ equity of $324.4 million. At that date, our total loan portfolio included $299.2 million, or 15.3%, of acquired loans (all of which were recorded to their estimated fair values at the time of acquisition), and the remaining $1.7 billion, or 84.7%, consisted of loans we originated.

The profitability of our operations depends primarily on our net interest income after provision for credit losses, which is the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities less provision for credit losses. Our net income is also affected by other factors, including noninterest income and noninterest expense.

Our History and Growth.  In January 2017, the Company became the holding company for the Bank. The Bank commenced operations as Bay Commercial Bank in July 2004 and changed its name to United Business Bank in April 2017, following our acquisition of United Business Bank, FSB in April 2017.

The Bank was founded in March 2004 as a California state chartered commercial bank, by a group of Walnut Creek business and community leaders, including George Guarini, who serves as our Chief Executive Officer. The severe economic recession beginning in 2008 and the ongoing consolidation in the banking industry created an opportunity for our management team and board to build an attractive commercial banking franchise and create long-term value for our shareholders by employing an acquisition strategy focused on opportunities to grow our product portfolio and expand our business geographically.

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

We believe we have a successful track record of selectively acquiring, integrating and consolidating community banks. Since 2010, we have completed 10 acquisitions, with aggregate total assets acquired of approximately $2.3 billion and total deposits assumed of approximately $1.9 billion. We have sought to integrate the acquired banks into our existing operational platform to create operational efficiencies within the combined operations, all geared towards enhancing shareholder value. Continuing our vision, in August 2023, we opened a de novo branch in Las Vegas, Nevada to expand our geographic footprint and market areas and augment our deposit and loan growth.

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

In October 2019, we acquired TIG Bancorp (“TIG”), the holding company for First State Bank of Colorado, headquartered in Greenwood Village, Colorado, which had seven branch offices and served the Denver metropolitan area and other Colorado communities. At the time of acquisition, TIG had approximately $235.6 million in total assets and $202.8 million in total deposits.

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

Our Markets

We target our services to small and medium-sized businesses, professional firms, real estate professionals, nonprofit businesses, labor unions and related nonprofit entities and businesses and individual consumers. As of December 31, 2024, including our principal executive offices, we had 35 full-service banking branches, consisting of branch offices in Northern and Southern California; Las Vegas, Nevada; Denver, Colorado; Custer, Delta, and Grand Counties, Colorado; Seattle, Washington; and Central New Mexico. We believe this diverse geographic footprint provides us with access to low cost, stable core deposits that we can use to fund commercial loan growth.

We generally lend in markets where we have a physical presence through our branch offices. A majority of our branches are located in the San Francisco Bay Area, which includes the counties of Alameda, Contra Costa, Marin, San Francisco, San Joaquin, San Mateo, Santa Clara, Solano, and Sonoma, California. We operate primarily in the San Francisco-Oakland-Hayward, and the San Jose-Sunnyvale-Santa Clara, California Metropolitan Statistical Areas (“MSA”) with additional operations in the Los Angeles-Long Beach-Anaheim, California MSA, with borrowers or properties located in San Francisco Bay Area comprising 19.7%, Northern California comprising 4.4% and Southern California comprising 27.5% of our loan portfolio as of December 31, 2024. Deposits located in California comprised 62.7% of our total deposits as of December 31, 2024.

With a population of approximately 4.6 million, the San Francisco-Oakland-Hayward MSA represents the third most populous area in California and the thirteenth largest in the United States. In addition to its current size, the market also demonstrates key characteristics we believe provide the opportunity for additional growth, with a median household income of $127,792 versus a national average of $77,719, and the third highest population density in the nation.

The San Jose-Sunnyvale-Santa Clara MSA also demonstrates key characteristics that provide us growth opportunities, including a population of approximately 1.9 million and a median household income of $153,202.

The Los Angeles-Long Beach-Anaheim, California MSA, with approximately 12.8 million residents, is the largest MSA in California, the second largest MSA in the United States, and one of the most significant business markets in the world. The economic base of the area is heavily dependent on small and medium-sized businesses, providing us with a market rich in potential customers. We believe the market’s median household income of $91,960, large concentration of small and medium-sized businesses, and its highest population density in the nation position the area as an attractive market in which to expand operations.

We serve the Seattle-Tacoma-Bellevue MSA, which includes King County (which includes the city of Seattle), through two branch offices. In Central New Mexico, we serve the Albuquerque MSA, the most populous city in the state of New Mexico, through five branch offices we acquired from FULB and BFC, in 2017 and 2018, respectively. We serve the Denver MSA and the communities of Custer, Delta, and Grand Counties, Colorado through 11 branch offices. In August 2023, we opened a branch in Las Vegas, Nevada to expand our geographic footprint and augment our deposit and loan growth.

As of December 31, 2024, borrowers or properties located in the states of Colorado, New Mexico and Washington comprised 6.9%, 3.2% and 4.3% of our loan portfolio, respectively. As of December 31, 2024, deposits located in the states of Colorado, New Mexico and Washington comprised 15.7%, 10.1% and 5.9% of our total deposits, respectively.

Lending

We provide a comprehensive suite of financial solutions that competes with large, national competitors, but with the personalized attention and nimbleness of a relationship-focused community bank. We provide our commercial clients with a diverse array of cash management services.

A general description of the range of commercial banking products and other services we offer follows.

Lending Activities.  We offer a full range of lending products, including commercial and multifamily real estate loans (including owner-occupied and investor real estate loans), commercial and industrial loans (including equipment loans and working capital lines of credit), Small Business Administration (“SBA”) loans (including income producing real estate loans and small business loans under the SBA 7(a) and 504 loan programs), construction and land loans, agriculture-related loans and consumer loans. Our preference is for owner-occupied real estate and commercial and industrial loans. We also offer consumer loans, predominantly as an accommodation to our commercial clients, which include installment loans, unsecured and secured personal lines of credit, and overdraft protection. Lending activities originate from the relationships and efforts of our bankers. We are a preferred lender under the SBA loan program.

We periodically purchase whole loans and loan participation interests and participate in syndicates originating new loans, including shared national credits, primarily during periods of reduced loan demand in our primary market areas and at times to support our Community Reinvestment Act lending activities. Any such purchases or loan participations are made generally consistent with our underwriting standards; however, the loans may be located outside of our normal lending areas. During the years ended December 31, 2024 and 2023, we purchased $86.1 million and $137.9 million, respectively, of loans and loan participation interests, principally commercial and industrial loans and multifamily real estate loans.

We are a business-focused community bank, serving small and medium-sized businesses, trade unions and their related businesses, entrepreneurs and professionals located in our markets. We do not target any specific industries or business segments; rather, we look to the quality of the client relationship. We attempt to differentiate ourselves by having an attentive and focused approach to our clients and utilizing, to the fullest extent possible, the flexibility that results from being an independently owned and operated bank. We focus on establishing and building strong financial relationships with our clients, using a trusted advisor and relationship approach. We emphasize personalized “relationship banking,” where the relationship is predicated on ongoing client contact, client access to decision makers, and our understanding of the clients’ business, market and competition, which allows us to better meet our clients’ needs.

At December 31, 2024, we had net loans of $1.9 billion, representing 72.6% of our total assets. For additional information concerning our loan portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Financial Condition at December 31, 2024 and 2023 — Loans”, contained in this Form 10-K.

Concentrations of Credit Risk.  The largest portion of our loan portfolio represents lending conducted with businesses and individuals in Northern California, including the San Francisco Bay Area and Southern California. Our loan portfolio consists primarily of commercial real estate loans (including multifamily) and construction loans, which totaled $1.7 billion and constituted 85.5% of total loans as of December 31, 2024. Commercial and industrial loans totaled $173.9 million and constituted 8.9% of total loans as of December 31, 2024. Our commercial real estate loans are generally secured by first liens on real property. The commercial and industrial loans are typically secured by general business assets, accounts receivable inventory and/or the corporate guaranty of the borrower and personal guaranty of its principals. The geographic concentration of our loans subjects our business to the general economic conditions within California, Colorado, Nevada, New Mexico, and Washington. The risks created by such concentrations have been considered by management in the determination of the adequacy of the allowance for credit losses.

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

Large Credit Relationships.  As of December 31, 2024, the aggregate amount of loans to our 10 and 25 largest borrowers (including related entities) amounted to approximately $184.4 million, or 9.4% of total loans, and $319.3 million, or 16.4% of total loans, respectively. The table below shows our five largest borrowing relationships as of December 31, 2024 in descending order. Each of the loans in these borrowing relationships was performing in accordance with the loan repayment terms as of December 31, 2024.

		Loan Collateral
	Number of	CRE Owner	CRE Non-Owner	One-to-Four		Total
Borrower Type	loans	Occupied	Occupied	Family	Total	Commitment

	(Dollars in thousands)
Church	1	$26,551	$—	$—	$26,551	$27,000
Real estate investor	1	—	—	26,865	26,865	26,551
Commercial real estate investor	1	—	22,568	—	22,568	22,568
Commercial real estate investor	1	20,000	—	—	20,000	20,000
Commercial real estate investor	1	—	18,518	—	18,518	18,518
Total	5	$46,551	$41,086	$26,865	$114,502	$114,637

Loan Underwriting and Approval.  Our current loan origination activities are governed by established policies and procedures intended to mitigate the risks inherent to the types of collateral and borrowers financed by us. These policies provide a general framework for our loan origination, monitoring and funding activities, while recognizing that not all risks can be anticipated. The Bank’s Board of Directors and senior management establish, review, and periodically modify the Bank’s lending policies, which are updated as appropriate and re-approved by the Bank’s Board of Directors annually. These policies prescribe underwriting guidelines and procedures for all loan categories to establish risk tolerances and parameters that are communicated throughout the Bank to ensure consistent and uniform lending practices. The underwriting guidelines include, among other things, approval limitation and hierarchy, documentation standards, loan-to-value limits, debt coverage ratio, overall credit-worthiness of the borrower, guarantor support, etc. Loan originations are obtained through a variety of sources, including existing clients, walk-in clients, referrals from brokers or existing clients, and advertising.

The Bank’s Board of Directors has granted loan approval authority to certain officers up to prescribed limits, depending on the officer’s experience, the type of loan and whether the loan is secured or unsecured. The Bank’s Board of Directors delegates loan approval authority up to board-approved limits to our Director Loan Committee, which is comprised of members of the Bank’s Board of Directors.

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

The Bank’s lending and credit policies require management to regularly review the Bank’s loan portfolio so that the Bank can monitor the quality of its assets. If, during the ordinary course of business, management becomes aware that a borrower may not be able to meet the contractual payment obligations under a loan, then such policies require that the loan be supervised more closely with consideration given to, among other things, placing the loan on nonaccrual status, requiring additional allowance for credit losses, and (if appropriate) charging-off all or a part of the loan. Potential problem loans are those loans that are currently accruing interest, but which we are monitoring because the financial information of the borrower causes us concern as to their ability to comply with their loan repayment terms. We attempt to identify potential problem loans early in an effort to seek aggressive resolution of these situations before the loans become a loss, record any necessary charge-offs promptly and maintain adequate allowance levels for probable loan losses inherent in the loan portfolio. Results of loan reviews by consultants as well as examination of the loan portfolio by state and federal regulators are also considered by management and the board in determining the level of the allowance for credit losses.

General economic factors affecting a borrower’s ability to repay include interest, inflation and unemployment rates, as well as other factors affecting a borrower’s clients, suppliers and employees. The well-established financial institutions in our primary markets make proportionately more loans to medium-to-large-sized businesses than we originate. Many of our commercial loans are made to small- to-medium-sized businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers.

Our loan policies provide general guidelines for loan-to-value ratios that restrict the size of loans to a maximum percentage of the value of the collateral securing the loans, which varies by the type of collateral. Our internal loan-to-value limitations follow limits established by applicable law. Exceptions are fully disclosed to the approving authority, which is either an individual officer or the appropriate management or board committee, prior to commitment. Exceptions are reported to the Board of Directors quarterly.

Lending Limits.  Our lending activities are subject to a variety of lending limits imposed by federal and state law. In general, we are subject to a limit on loans to a single borrower based on the Bank’s capital level. The dollar amounts of our lending limit increase or decrease as the Bank’s capital increases or decreases. We can sell participations in larger loans to other financial institutions, which allows us to manage the risk involved in these loans and to meet the lending needs of our clients’ requiring extensions of credit in excess of these limits. We have strict policies and procedures in place for the establishment of limits with respect to specific products and businesses and evaluating exceptions to the internal limits for individual relationships. Exceptions to our policies are allowed only with the prior approval of the Board of Directors and if the borrower exhibits financial strength or sufficient, measurable compensating factors exist after consideration of the loan-to-value ratio, borrower’s financial condition, net worth, credit history, earnings capacity, installment obligations, and current payment history. At December 31, 2024, our authorized legal lending limit for loans to one borrower was $54.1 million for unsecured loans (or 15% of total risk-based capital) and $90.1 million (or 25% of total risk-based capital) for specific secured loans. Currently, we maintain an in-house limit of $11.9 million for unsecured loans and $19.8 million for secured loans. At December 31, 2024, there were four loans to a total of four individuals, entities, or their related interests that exceeded internal limits, all of which were approved by the Board’s Loan Committee.

Loan Types.  We provide a variety of loans to meet our clients’ needs. The real estate portion of our loan portfolio is comprised of the following: mortgage loans secured typically by commercial and multifamily properties; construction and land loans; and mortgages and revolving lines of credit secured by equity in residential properties. At December 31, 2024, we held $1.8 billion in loans secured by real estate, representing 91.1% of total loans receivable, and had a total of $34.4 million in undisbursed real estate related loan commitments. The types of loans contained in our portfolio are as follows:

Commercial Real Estate Loans.  Our commercial real estate loans include loans secured by office buildings, retail facilities, hotels, gas stations, convalescent facilities, industrial use buildings, restaurants, multifamily properties and agricultural real estate. At December 31, 2024, our commercial real estate loan portfolio totaled $1.7 billion, or 85.4% of total loans.

Our commercial real estate loans may be owner-occupied or non-owner occupied. As of December 31, 2024, our commercial real estate loans, excluding loans secured by multifamily properties, consisted of $500.1 million of owner-occupied commercial real estate loans, or 25.6% of the total loan portfolio, and $941.9 million of non-owner occupied commercial real estate loans, or 48.2% of the total loan portfolio.

Commercial real estate secured loans generally carry higher interest rates and have shorter terms than one-to-four family residential real estate loans. Commercial real estate lending typically involves a higher loan principal amount and the repayment of the loan is dependent, in large part, on sufficient income from the properties securing the loans, to cover operating expenses and debt service. We require our commercial real estate loans to be secured by a property with adequate margins and generally obtain a guarantee from responsible parties. Our commercial real estate loans generally are collateralized by first liens on real estate, have interest rates which may be fixed for three to five years, or adjust annually. Commercial real estate loan terms generally are limited to 15 years or less, although payments may be structured on a longer amortization basis of up to 20 years, with balloon payments or rate adjustments due at the end of three to seven years. We generally charge the borrower an origination fee.

The Company also offers commercial real estate loans as an SBA “preferred lender” under the SBA’s 504 loan program in conjunction with junior lien financing from a Certified Development Company ("CDC"). Preferred lender status is the highest designation awarded to lenders by the SBA and grants such lenders full authority to approve SBA loans. The SBA 504 loan program is an economic development-financing program providing long-term, low down payment loans to businesses. Typically, an SBA 504 project includes a loan secured from a private-sector lender, such as the Bank, with a senior lien, a loan secured from a CDC (funded by a 100% SBA-guaranteed debenture) with a junior lien covering up to 40% of the total cost, and a contribution of at least 10% equity from the borrower. The CDC is a non-profit corporation established to contribute to the economic development of its community by working with the SBA and private sector lenders, such as the Bank, to provide financing to small businesses. SBA debenture limits are $5.0 million for regular SBA 504 loans and $5.5 million for those SBA 504 loans that meet a public policy goal. The Company generally offers SBA 504 loans within a range of $600,000 to $5.0 million. At December 31, 2024, our commercial real estate loan portfolio included $96.3 million of loans originated under the SBA’s 504 loan program.

The Company also offers commercial real estate loans under the SBA 7(a) loan program, which is described further under “Commercial and Industrial Loans” below. The Bank sells, from time to time, the guaranteed portion of its SBA 7(a) loans in the secondary market. The Bank bases its SBA 7(a) loan sales on the level of its SBA 7(a) loan originations, the premiums available in the secondary market for the sale of such loans, and general liquidity considerations of the Bank. During 2024, the Bank originated $21.1 million in commercial real estate SBA 7(a) loans. During 2024, the Bank sold $2.2 million of the guaranteed portion of its commercial real estate SBA 7(a) loans, for which it recognized a gain of $199,000. At December 31, 2024, the Bank had $84.6 million of commercial real estate SBA 7(a) loans where the guaranteed portion (totaling $63.4 million) had not been sold.

Payments on loans secured by such properties are often dependent on the successful operation (in the case of owner-occupied real estate) or management (in the case of non-owner occupied real estate) of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy, to a greater extent than other types of loans. Commercial real estate loans are underwritten primarily using a cash flow analysis and secondarily as loans secured by real estate. In underwriting commercial real estate loans, we seek to minimize risks in a variety of ways, including by considering the property’s age, condition, operating history, future operating projections, current and projected market rental rates, vacancy rates, location and physical condition. The underwriting analysis also may include credit verification, reviews of appraisals, environmental hazards or reports, the borrower’s liquidity and leverage, management experience of the owners or principals, economic conditions, industry trends and any guarantees, including SBA loan guarantees. We generally require personal guarantees from the principal owners of the property supported by a review by our management of the principal owners’ personal financial statements. We attempt to limit our risk by analyzing the borrowers’ cash flow and collateral value on an ongoing basis and by an annual review of rent rolls and financial statements. The loan-to-value ratio as established by an independent appraisal typically will not exceed 80% at loan origination and is lower in most cases. At December 31, 2024, the average loan size in our commercial real estate portfolio was approximately $1.2 million, with an estimated weighted average loan-to-value ratio of 55.5%.

Agriculture is a major industry in the Central Valley of California, one of our lending markets. We make agricultural real estate secured loans to borrowers with a strong capital base, sufficient management depth, proven ability to operate through agricultural cycles, reliable cash flows and adequate financial reporting. Generally, our agricultural real estate secured loans amortize over periods of 20 years or less and the typical loan-to-value ratio will not exceed 80% at loan origination, although actual loan-to-value ratios are typically lower. Payments on agricultural real estate secured loans depend, to a large degree, on the results of operations of the related farm entity. Repayment is also subject to  economic and weather conditions, as well as market prices for agricultural products, which can be highly volatile. Among the more common risks involved in agricultural lending are weather conditions, disease, water availability and water distribution rights, which can be mitigated through multi-peril crop insurance. Commodity prices also present a risk, which can generally be managed by using set price contracts. As part of our underwriting, the borrower is required to obtain multi-peril crop insurance. Normally, in making agricultural real estate secured loans, our required beginning and projected operating margins provide for reasonable reserves to offset unexpected yield and price deficiencies. We also consider the borrower’s management succession plan, life insurance policies and business continuation plan when evaluating agricultural real estate secured loans. At December 31, 2024, our agricultural real estate secured loans totaled $11.7 million, or 0.6% of total loans.

The following table presents a breakdown of our commercial real estate loan portfolio at the dates indicated:

	December 31, 2024		December 31, 2023
		% of Total		% of Total
	Amount	in Category	Amount	in Category
	(Dollars in thousands)		(Dollars in thousands)
Retail	$294,488	17.7%	$311,474	18.7%
Multifamily residential	229,278	13.8	246,994	14.8
Hotel/motel	199,109	11.9	210,622	12.6
Office	209,254	12.6	195,586	11.7
Gas station	146,611	8.8	155,944	9.3
Industrial	164,589	9.9	150,109	9.0
Restaurants	147,514	8.8	145,563	8.7
Automotive shops/car wash	104,829	6.3	93,197	5.6
Church	47,304	2.8	45,469	2.7
Convalescent facility	38,393	2.3	40,989	2.5
Agriculture real estate	11,696	0.7	15,262	0.9
Other	74,166	4.4	57,376	3.3
Total commercial real estate loans	$1,667,231	100.0%	$1,668,585	100.0%

We currently target individual commercial real estate loans between $1.0 million and $5.0 million. As of December 31, 2024, our largest commercial real estate loan had a net outstanding balance of $26.6 million and was secured by a church located in San Diego, California. Our second largest commercial real estate loan had a net outstanding balance of $23.6 million as of December 31, 2024, and was secured by retail shopping center located in Sacramento, California. Both of these loans were performing according to their respective loan repayment terms as of December 31, 2024.

Construction and Land Loans. We make loans to finance the construction of residential and non-residential properties. Construction loans include loans for owner-occupied one-to-four family homes and commercial projects (such as multifamily housing, industrial, office and retail centers). These loans generally are collateralized by first liens on real estate and typically have a term of less than one-year, floating interest rates and commitment fees. Construction loans are typically made to builders/developers that have an established record of successful project completion and loan repayment. We conduct periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans, based on the percentage of completion. Underwriting guidelines for our construction loans are similar to those described above for our commercial real estate lending. Our construction loans have terms that typically range from six months to two years, depending on factors such as the type and size of the development and the financial strength of the borrower/guarantor. Construction loans are typically structured with an interest-only period during the construction phase. Construction loans are underwritten to either mature, or transition to a traditional amortizing loan, at the completion of the construction phase. The loan-to-value ratio on our construction loans, as established by independent appraisal, typically will not exceed 80% at loan origination, and is lower in most cases. At December 31, 2024, we had $1.5 million in construction and land loans outstanding, representing 0.1% of total loans, with $9.6 million in undisbursed commitments. The average loan size in our construction and land loan portfolio was approximately $95,000 at December 31, 2024, with an estimated weighted average loan-to-value ratio of 31.3%.

On a more limited basis, we also make land loans to developers, builders and individuals, to finance the commercial development of improved lots or unimproved land. In making land loans, we follow underwriting policies and disbursement and monitoring procedures similar to those for construction loans. The initial term on land loans is typically one to three years, with monthly interest-only payments.

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

One-to-Four Family Residential Loans.  We do not originate owner-occupied one-to-four family residential real estate loans. Our one-to-four family real estate loans were either acquired through our mergers with other financial institutions or by purchases of whole loan pools with servicing retained. Generally, these loans were originated to meet the requirements of Fannie Mae, Freddie Mac, Federal Housing Administration, U.S. Department of Veterans Affairs and jumbo loans for sale in the secondary market to investors. Our one-to-four family loans do not allow for interest-only payments, or negative amortization of principal, and carry allowable prepayment restrictions. At December 31, 2024, our one-to-four family loan portfolio, including home equity loans and lines of credit, totaled $109.7 million or 5.6% of total loans. As of December 31, 2024, the one-to-family loan portfolio included one loan to a real estate investor, which had a net outstanding balance of $26.9 million, and was secured by a multi-unit residential property complex located in Atwater, California. This loan was performing in accordance with its repayment terms as of December 31, 2024.

We originate a limited amount of home equity loans and home equity lines of credit. Home equity loans and home equity lines of credit generally have a loan-to-value ratio of up 80% at the time origination when combined with the first mortgage. The majority of these loans are secured by a first or second mortgage on residential property. Home equity lines of credit allow for a ten-year draw period, with a ten-year repayment period, and the interest rate is generally tied to the prime rate as published by the Wall Street Journal and may include a margin. Home equity loans generally have ten-year maturities based on a 30-year amortization. We retain a lien on the real estate, obtain a title insurance policy that insures the property is free from encumbrances and require hazard insurance. At December 31, 2024, home equity loans and lines of credit totaled $5.1 million, or 0.3% of total loans, of which $78,000 were secured by junior liens. Unfunded commitments on home equity lines of credit at December 31, 2024, totaled $6.0 million.

Commercial and Industrial Loans.  We make commercial and industrial loans, including commercial lines of credit, working capital loans, term loans, equipment financing loans, acquisition loans, expansion and development loans, SBA loans, letters of credit and other loan products, primarily in our target markets, which are underwritten based on the borrower’s ability to service the debt from operating income. We take as collateral a lien on general business assets, including, among other things, real estate, accounts receivable, inventory and equipment, and generally obtain a personal guaranty of the borrower or principal. Our operating lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans are typically reviewed annually. The terms of our commercial and industrial loans vary by purpose and by type of underlying collateral. We typically make equipment loans for a term of five years or less at fixed or adjustable rates, with the loan fully amortized over the term. Loans to support working capital typically have terms not exceeding one year and are usually secured by accounts receivable, inventory and personal guarantees of the principals of the business. The interest rates charged on loans vary with the degree of risk and loan amount and are further subject to competitive pressures, money market rates, the availability of funds and government regulations. For loans secured by accounts receivable and inventory, principal is typically repaid as the assets securing the loan are converted into cash (monitored on a monthly or more frequent basis as determined necessary in the underwriting process), and for loans secured with other types of collateral, principal is typically due at maturity. Terms greater than five years may be appropriate in some circumstances based upon the useful life of the underlying asset being financed or if some form of credit enhancement, such as an SBA guarantee, is obtained.

The SBA 7(a) program is the SBA's primary business loan program to help qualified small businesses obtain financing when they might not be eligible for business loans through normal lending channels. Loans made by the Bank under the SBA 7(a) program generally are made to small businesses to provide working capital or to provide funding for the purchase of businesses, real estate, or machinery and equipment. These loans generally are secured by a combination of assets that may include equipment, receivables, inventory, business real property, and sometimes a lien on the personal residence of the borrower. SBA 7(a) loans are all adjustable-rate loans based upon the Wall Street Journal prime lending rate. Loan proceeds under this program can be used for most business purposes including working capital, machinery and equipment, furniture and fixtures, land and building (including purchase, renovation and new construction), leasehold improvements and debt refinancing. Loan maturity is generally up to 10 years for non-real estate collateral and up to 25 years for real estate collateral. In general, the SBA guarantees up to 75% of the loan amount depending on loan size. The Company is required by the SBA to service the loan and retain a contractual minimum of 5% on all SBA 7(a) loans, but generally retains 25% (the unguaranteed portion). The loan servicing spread is generally a minimum of 1.00% on all loans. The Company generally offers SBA 7(a) loans within a range of $200,000 to $3.0 million.

The Bank has sold, and may in the future sell, the guaranteed portion of certain of its SBA 7(a) loans in the secondary market. The Bank bases its SBA 7(a) loan sales on the level of its SBA 7(a) loan originations, the premiums available in the secondary market for the sale of such loans, and general liquidity considerations of the Bank. During 2024, the Bank originated $4.7 million in commercial and industrial SBA 7(a) loans. During 2024, the Bank sold $1.3 million of the guaranteed portion of its commercial and industrial SBA 7(a) loans, for which it recognized a gain of $87,000. At December 31, 2024, the Bank had $34.9 million of commercial and industrial SBA 7(a) loans where the guaranteed portion (totaling $26.2 million) had not been sold.

We also make agricultural operating loans, including loans to finance the purchase of machinery, equipment and breeding stock; seasonal crop operating loans used to fund the borrower’s crop production operating expenses; and operating and revolving loans used to purchase livestock for resale and related livestock production expense. We typically originate agricultural operating loans based on the borrower’s ability to make repayment from the cash flow of the borrower’s agricultural business. As a result, the availability of funds for the repayment of agricultural operating loans may be substantially dependent on the success of the business itself and the general economic environment. As of December 31, 2024, we had agricultural operating loans of $260,000, or $0.01% of total loans.

As part of the PEB merger, the Company acquired certain small business loans to borrowers qualified under the California Capital Access Program for Small Business, a state guaranteed loan program sponsored by the California Pollution Control Financing Authority (“CalCAP”). PEB ceased originating loans under this loan program in 2017. Under this loan program, the borrower, CalCAP and the participating lender contributed funds to a loss reserve account that is held in a demand deposit account at the participating lender. The borrower contributions to the loss reserve account are attributed to the participating lender. Losses on qualified loans are charged to this account after approval by CalCAP. Under the program, if a loan defaults, the participating lender has immediate coverage of 100% of the loss. The participating lender must return recoveries from the borrower, less expenses, to the loan loss reserve account. The funds in the loss reserve account are the property of CalCAP; however, in the event that the participating lender leaves the program, any excess funds, after all loans have been repaid or unenrolled from the program by the participating lender, and provided there are no pending claims for reimbursement, are distributed to CalCAP and the participating lender based on their respective contributions to the loss reserve account. Funds contributed by the participating lender to the loss reserve account are treated as a receivable from CalCAP and evaluated for impairment quarterly. As of December 31, 2024, we had loans enrolled in this program totaling $17.7 million or 0.9% of total loans.

In addition, as successor to PEB, the Company was approved by the CalCAP, in partnership with the California Air Resources Board, to originate loans to California truckers in the On-Road Heavy-Duty Vehicle Air Quality Loan Program. Under this loan program, CalCAP solely contributes funds to a loss reserve account that is held in a demand deposit account at the participating lender. Losses are handled in the same manner as described above. The funds are the property of CalCAP and are payable upon termination of the program. When the loss reserve account balance exceeds the total associated loan balance, the excess is to be remitted to CalCAP. As of December 31, 2024, we had loans enrolled in this program totaling $17.3 million or 0.9% of total loans.

In general, commercial and industrial loans may involve increased credit risk and, therefore, typically yield a higher return. The increased risk in commercial and industrial loans derives from the expectation that such loans generally are serviced principally from the operations of the business, and those operations might not be successful. Any interruption or discontinuance of operating cash flows from the business, which may be influenced by events not under the control of the borrower such as economic events and changes in governmental regulations, could materially affect the ability of the borrower to repay the loan. In addition, the collateral securing commercial and industrial loans generally includes moveable property such as equipment and inventory, which may decline in value more rapidly than we anticipate, exposing us to increased credit risk. As a result of these additional complexities, variables and risks, commercial and industrial loans require extensive underwriting and servicing.

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

Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans. As of December 31, 2024, consumer loans totaled $391,000 or 0.02% of total loans.

For additional information concerning our loan portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Financial Condition at December 31, 2024 and 2023 — Loans and “Note 4 – Loans” in the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Sources of Funds

Deposits.  Our lending and investing activities are primarily funded by deposits, and we offer a variety of deposit accounts with a wide range of interest rates and terms including demand, savings, money market and time deposits with the goal of attracting a wide variety of clients. We solicit these accounts from individuals, small to medium sized businesses, trade unions and their related businesses, associations, organizations and government authorities. Our transaction accounts and time certificates are tailored to the principal market area at rates competitive with those offered in the area. We employ client acquisition strategies to generate new account and deposit growth, such as client referral incentives, search engine optimization, and targeted direct mail and email campaigns, in addition to conventional marketing initiatives and advertising. Our goal is to cross-sell our deposit products to our loan clients. While we do not actively solicit wholesale deposits for funding purposes and do not partner with deposit brokers, we do participate in the Certificate of Deposit Account Registry Service (“CDARS”) and the Insured Cash Sweep (“ICS”) money market product services via IntraFi Network (formerly known as Promontory Interfinancial Network) an as option for our clients to place funds. Most reciprocal deposits are treated as core, non-brokered deposits up to the lesser of $5 billion or 20% of liabilities for a well-capitalized bank, such as the Bank. We also participate in the ICS “One-Way Sell” program, pursuant to which we buy cost effective wholesale funding on customizable terms.

We offer convenience-related services, including banking by appointment (before or after normal business hours on weekdays and on weekends), online banking services, access to a national automated teller machine network, extended drive-through hours, remote deposit capture, and courier service so that clients’ deposit and other banking needs may be served without the client having to make a trip to the branch. Our full suite of online banking solutions includes  access to account balances, online transfers, online bill payment and electronic delivery of client statements and mobile banking options for iPhone and Android phones, including remote check deposit with mobile bill pay. We offer debit cards with no ATM surcharges or foreign ATM fees for checking clients, plus night depository, direct deposit, cashier’s and travelers checks and letters of credit, as well as treasury management services, wire transfer services and automated clearing house (“ACH”) services.

We have implemented deposit gathering strategies and tactics which have enabled us to attract and retain deposits utilizing technology to deliver high quality commercial depository (treasury management) services (e.g., remote deposit capture, lock box, electronic bill payments, wire transfers, direct deposits and automatic transfers) in addition to the traditional generation of deposit relationships performed in conjunction with our lending activities. We offer a wide array of commercial treasury management services designed to be competitive with banks of all sizes. Treasury management services include balance reporting (including current day and previous day activity), transfers between accounts, wire transfer initiation, ACH origination and stop payments. Cash management deposit products consist of lockbox, remote deposit capture, positive pay, reverse positive pay, account reconciliation services, zero balance accounts and sweep accounts, including loan sweep.

To facilitate full Federal Deposit Insurance Corporation (“FDIC”) insurance coverage for large depositors up to $50.0 million, we participate in CDARS and ICS programs, distributing excess balances across participating banks. In return, those participating financial institutions place their excess client deposits with us in a reciprocal amount. We also participate in the ICS One-Way Sell program, which allows us to buy cost effective wholesale funding on customizable terms. At December 31, 2024, we had $248.0 million and $120.5 million in reciprocal CDARS and ICS deposits, respectively. At December 31, 2023, we had $210.8 million and $124.2 million in in reciprocal CDARS and ICS deposits, respectively.

For additional information concerning our deposits, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Financial Condition at December 31, 2024 and 2023 — Deposits” and “Note 11 – Deposits” in the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Borrowings. While deposits serve as the primary source of funds for our lending activities, investment activities, and general business needs, we also use borrowings to supplement our supply of lendable funds, meet deposit withdrawal requirements, and leverage our capital position more efficiently. The Federal Home Loan Bank of San Francisco (the “FHLB”) is our primary borrowing source, providing credit to member financial institutions like ours. As an FHLB member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of that stock and certain of its mortgage loans and securities, provided that certain creditworthiness standards have been met. Limitations on the amount of advances are based on the financial condition of the member institution, the adequacy of collateral pledged to secure the credit, and FHLB stock ownership requirements. The Bank has an approved secured borrowing facility with the FHLB for up to 25% of total assets for a term not to exceed five years, secured by a blanket lien on certain types of loans. At December 31, 2024, there were no FHLB advances outstanding, and the Bank had $540.2 million of available credit capacity with the FHLB based on pledged collateral.

During the first quarter of 2024, the Bank was approved for discount window advances with the FRB of San Francisco secured by certain types of loans. At December 31, 2024, we had the ability to borrow up to $41.9 million from the FRB of San Francisco, with no FRB of San Francisco advances outstanding at that date.

The Bank also has uncommitted Federal Funds lines with four corresponding banks, with aggregate available commitments totaling $65.0 million at December 31, 2024. There were no amounts outstanding under these facilities at December 31, 2024. The Bank did not participate in the Federal Reserve Bank of San Francisco Bank Term Funding Program.

On August 6, 2020, the Company issued and sold $65.0 million aggregate principal amount of 5.25% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “Notes”) at a public offering price equal to 100% of the aggregate principal amount of the Notes. The offering of the Notes closed on August 10, 2020. The Notes initially bears a fixed interest rate of 5.25% per year. Commencing on September 15, 2025, the interest rate on the Notes resets quarterly to the three-month Secured Overnight Financing rate (“SOFR”) plus a spread of 521 basis points (5.21%), payable quarterly in arrears. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year through September 15, 2025 and quarterly thereafter on March 15, June 15, September 15 and December 15 of each year through the maturity date or early redemption date. The Company, at its option, may redeem the Notes, in whole or in part, on any interest payment date on or after September 15, 2025, without a premium. At December 31, 2024, we had outstanding subordinate debt, net of costs to issue, totaling $63.7 million.

In connection with its previous acquisitions, the Company acquired junior subordinated deferrable interest debentures issued in connection with the sale of trust preferred securities by two statutory business trusts with stated maturity terms of 30 years. At December 31, 2024, we had outstanding junior subordinated deferrable interest debentures, net of mark-to-market adjustments, totaling $8.6 million.

For additional information concerning our borrowings, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Financial Condition at December 31, 2024 and 2023 — Borrowings” and “Note 12 – Other Borrowings”, “Note 13. Junior Subordinated Deferrable Interest Debentures” and “Note 14 Subordinated Debt” in the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Investments

Our investment policy, established by the Board of Directors, is reviewed annually by both the Board of Directors and the Asset/Liability Management Committee. This review is intended to ensure ongoing compliance with the policy and allow for necessary updates. Additionally, all securities transactions are reported to the Board of Directors on a monthly basis.

The primary objectives of our investment policy are to maintain a high-quality portfolio, provide liquidity during periods of high loan demand, support earnings when loan demand is low, and maximize returns while managing various risks, including credit, reinvestment, liquidity, and interest rate risk. The policy also defines criteria for classifying securities as either available for sale or held to maturity. Permitted investments include U.S. Treasury obligations, U.S. government agency obligations, certain certificates of deposit from insured banks, mortgage-backed and mortgage-related securities, corporate notes, municipal bonds, and equity securities. Investments in non-investment-grade bonds and stripped mortgage-backed securities are not allowed.

In addition to loans, we invest in debt and equity securities in accordance with our investment policy to support liquidity, earnings, and risk management objectives. Our debt securities portfolio primarily consists of obligations issued by U.S. government agencies and sponsored enterprises, including mortgage-backed securities, collateralized mortgage obligations, municipal securities, SBA securities, and corporate bonds. As of December 31, 2024, our total investment in debt securities was $193.3 million, with an average yield of 4.3% and an estimated duration of 6.2 years.

We also invest in equity securities to enhance portfolio diversification, generate capital appreciation, and manage market exposure. Our equity portfolio currently consists of marketable preferred stock, which is carried at fair value, with unrealized holding gains and losses recognized as non-interest income in the consolidated statement of income. Gains and losses from sales are determined using the specific identification method. Premium amortization and discount accretion are recorded as adjustments to interest income over the securities’ maturity period. As of December 31, 2024, our investment in equity securities totaled $13.1 million, with holding periods determined by market conditions and strategic asset allocation.

This investment policy serves as a guideline to ensure prudent investment decisions that align with the Bank’s overall financial objectives and risk management principles.

For additional information concerning our investments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Financial Condition at December 31, 2024 and 2023 — Securities” contained in this Form 10-K.

Supervision and Regulation

BayCom and United Business Bank are subject to significant regulation by federal and state laws and regulations, and the policies of applicable federal and state banking agencies. As a bank holding company registered with the Federal Reserve, we are subject to comprehensive regulation and supervision by the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. As a California chartered bank that is a member of the Federal Reserve System, the Bank is subject to supervision, periodic examination, and regulation by the

California Department of Financial Protection and Innovation (“DFPI”), previously known as the California Department of Business Oversight, and by the Federal Reserve as its primary federal regulator. The following discussion of particular statutes and regulations affecting BayCom and United Business Bank is only a brief summary and does not purport to be complete. This discussion is qualified in its entirety by reference to the actual laws and regulations. Legislation is introduced from time to time in the United States Congress or in the California State Legislature that may affect the operations of BayCom and United Business Bank. In addition, the regulations governing the Company and the Bank may be amended from time to time by the FDIC, the DFPI, the Federal Reserve and the Consumer Financial Protection Bureau (“CFPB”), an independent bureau of the Federal Reserve. The CFPB is responsible for the implementation of the federal financial consumer protection and fair lending laws and regulations and has statutory authority to impose new requirements.

Any change in applicable laws, regulations, or regulatory policies may have a material effect on our business, operations, and prospects. We cannot predict the nature or the extent of the effects on our business and earnings that any fiscal or monetary policies or new federal or state legislation or regulations may have in the future. We also cannot predict whether or when any such changes may occur.

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

State Regulation and Supervision.  As a California-chartered commercial bank with branches in the States of California, Nevada, Colorado, New Mexico and Washington, the Bank is subject not only to the applicable provisions of California law and regulations, but is also subject to applicable Colorado, Nevada, New Mexico and Washington laws and regulations. These state laws and regulations govern the Bank’s ability to take deposits and pay interest thereon, make loans on or invest in residential and other real estate, make consumer loans, invest in securities, offer various banking services to its clients and establish branch offices.

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

In October 2022, the FDIC adopted a final rule to increase initial base deposit insurance assessment rates by two basis points beginning with the first quarterly assessment period of 2023.

Any significant increases in insurance assessments may have an adverse effect on the operating expenses and results of operations of the Company. The Bank paid $1.1 million in FDIC assessments for both the year ended December 31, 2024 and the year ended December 31, 2023.

The FDIC also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious risk to the DIF.

The FDIC may terminate the deposit insurance of any insured depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, will continue to be insured for a period of six months to two years, as determined by the FDIC. Management is not aware of any existing circumstances which would result in termination of the deposit insurance of the Bank.

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

Capital Requirements.  Federally insured financial institutions, such as the Bank, are required to maintain a minimum level of regulatory capital. Consolidated regulatory capital requirements identical to those applicable to subsidiary banks generally apply to bank holding companies. However, the Federal Reserve Board has provided a “Small Bank Holding Company” exception to its consolidated capital requirements, and bank holding companies with less than $3.0 billion of consolidated assets, such as BayCom, are not subject to the consolidated holding company capital requirements unless otherwise directed by the Federal Reserve Board. The Federal Reserve expects holding company subsidiary banks to be Well Capitalized under the prompt corrective action regulations, discussed below.

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

To be considered “well capitalized,” a depository institution must have a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10%, a CET1 capital ratio of at least 6.5% and a leverage ratio of at least 5%, and not be subject to an individualized order, directive or agreement under which its primary federal banking regulator requires it to maintain a specific capital level. As of December 31, 2024, the Bank met the requirements to be “well capitalized” and met the fully phased-in capital conservation buffer requirement.

The Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”), enacted in May 2018, required the federal banking agencies to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” of between 8 to 10%. In September 2019, the federal banking agencies adopted a final rule, effective January 1, 2020, creating a community bank leverage ratio ("CBLR") for institutions with total consolidated assets of less than $10 billion, and that meet other qualifying criteria related to off-balance sheet exposures and trading assets and liabilities. The CBLR provides for a simplified measure of capital adequacy for qualifying institutions. A bank that elects to use the Community Bank Leverage Ratio will generally be considered Well Capitalized and to have met the risk-based and leverage capital requirements of the capital regulations if it has a leverage ratio greater than 9.0%. Our management decided not to adopt the CBLR, as it would reduce the Bank’s excess capital.

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

Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions, which become more extensive as an institution becomes more severely undercapitalized. Failure by the Bank to comply with applicable capital requirements would, if not remedied, result in progressively more severe restrictions on its activities and lead to enforcement actions, including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels and, ultimately, the appointment of the FDIC as receiver or conservator. Banking regulators will take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Additionally, approval of any application filed with the banking regulators for their review may be dependent on compliance with capital requirements.

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

The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy. As of December 31, 2024, the Bank’s aggregate recorded loan balances for construction, land development and land loans were 2.0% of total regulatory capital. In addition, at December 31, 2024, the Bank’s commercial real estate loans as calculated in accordance with regulatory guidance were 320.2% of total regulatory capital. The Bank believes that the guidelines are applicable to it, as it has a relatively high concentration in commercial real estate loans. The Bank and its Board of Directors have discussed the guidelines and believe that the Bank’s underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are sufficient to address the guidelines.

Activities and Investments of Insured State-Chartered Financial Institutions.  California-chartered banks have powers generally comparable to those of national banks. Federal law generally limits the activities and equity investments of state-chartered banks to those that are permissible for national banks. An insured state bank is not prohibited from, among other things, (1) acquiring or retaining a majority interest in a subsidiary, (2) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets, (3) acquiring up to 10% of the voting stock of a company that solely provides or re-insures directors’, trustees’ and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions, and (4) acquiring or retaining the voting shares of a depository institution if certain requirements are met. In addition, the FDIC is authorized to permit a state bank to engage in state-authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if it meets all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the DIF.

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

Federal Reserve System.  The Bank is a member of the Federal Reserve Bank of San Francisco. The Federal Reserve requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. The Federal Reserve reduced reserve requirement ratios to zero percent effective March 26, 2020, and has not changed them since then.

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

On October 24, 2023, the federal banking agencies, including the Federal Reserve issued a final rule designed to strengthen and modernize the regulations implementing the CRA. The changes are designed to encourage banks to expand access to credit, investment and banking services in low- and moderate-income communities, adapt to changes in the banking industry, including mobile and internet banking, provide greater clarity and consistency in the application of the CRA regulations and tailor CRA evaluations and data collection to bank size and type. The Bank cannot predict the impact the changes to the CRA regulations will have on its operations. The applicability date for the majority of the changes is January 1, 2026, with additional requirements becoming applicable on January 1, 2027.

Dividends.  Dividends from the Bank constitute the major source of funds available for dividends which may be paid to the Company’s shareholders. The amount of dividends payable by the Bank to the Company depend upon the Bank’s earnings and capital position, and is limited by federal and state laws, regulations and policies. Under California law, neither a bank nor any majority-owned subsidiary of a bank may make a distribution to its shareholders in an amount which exceeds the lesser of (i) the bank’s retained earnings or (ii) the bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank during such period. Notwithstanding the foregoing, a bank may, with the prior approval of the DFPI, make a distribution to the shareholders of the bank in an amount not exceeding the greatest of: (i) the bank’s retained earnings; (ii) the net income of the bank for its last fiscal year; or (iii) the net income of the bank for its current fiscal year. Dividends payable by the Bank can be limited or prohibited if the Bank does not meet the capital conservation buffer requirement. Federal law further provides that no insured depository institution may make any capital distribution (which includes a cash dividend) if, after making the distribution, the institution would be “undercapitalized,” as defined in the prompt corrective action regulations. In addition, under federal law, a Federal Reserve member bank, such as the Bank, may not declare or pay a dividend if the total of all dividends declared during the calendar year, including a proposed dividend, exceeds the sum of the Bank’s net income during the calendar year and the retained net income of the prior two calendar years, unless the dividend has been approved by the Federal Reserve. Moreover, the federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments are deemed to constitute an unsafe and unsound practice, and failure to meet the capital conservation buffer requirement will result in restrictions on dividends.

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

Further, cybersecurity and data privacy laws and regulations pose potential risks to and may lead to increased risk management costs for the Bank. Specifically, the California Consumer Privacy Act of 2018 (the “CCPA”), effective since January 1, 2020, grants California residents certain rights including the ability to request information disclosure, deletion of personal information, opt-out from the sale of personal information, and protection against discriminatory practices for exercising these rights. Significantly, the CCPA introduces a private right of action for data security breaches, exposing the Bank to potential statutory damages and the likelihood of class action lawsuits. While the Bank enjoys certain exemptions under the CCPA, these exemptions do not provide immunity from the private right of action concerning data security breaches. The CCPA, including any amendments thereto or regulations implemented thereunder, as well as other similar state data privacy laws and regulations, may require the implementation of additional regulatory compliance and risk management controls by the Bank. Noteworthy is the approval of the CCPA regulations by the California Office of Administrative Law in August 2020, with immediate effect. Furthermore, the California Privacy Rights Act (the “CPRA”), endorsed by California voters in November 2020, introduces substantial amendments to the CCPA. These include the establishment of the California Privacy Protection Agency, an augmentation of the law's coverage, and an expansion of individual rights concerning personal information, its use, collection, and disclosure by covered businesses. To comply with the CCPA, CPRA, and other state data privacy laws, the Bank may need to implement significant changes in technology infrastructure and processes. These developments may impact our operations and require ongoing vigilance to ensure compliance with evolving privacy requirements.

Non-compliance with federal, or similar state privacy and cybersecurity laws and regulations could lead to substantial regulatory imposed fines and penalties, damages from private causes of action and/or reputational harm.

In July 2023, the SEC adopted rules requiring registrants to disclose material cybersecurity incidents they experience and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy, and governance. The new rules require registrants to disclose on in a Current Report on Form 8-K any cybersecurity incident they determine to be material and to describe the material aspects of the incident's nature, scope, and timing, as well as its material impact or reasonably likely material impact on the registrant. For information regarding the Company’s cybersecurity risk management, strategy, and governance, see “Item 1C. Cybersecurity” in Part I of this Form 10-K.

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

Other Consumer Protection Laws and Regulations.  The Dodd-Frank Act established the CFPB and empowered it to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. Banks are subject to consumer protection regulations issued by the CFPB, but as a financial institution with assets of less than $10 billion, the Bank is generally subject to supervision and enforcement by the Federal

Reserve and the DFPI with respect to our compliance with consumer financial protection laws and CFPB regulations. As of now, the CFPB’s future remains uncertain, with ongoing discussions about potential restructuring or replacement by other regulatory frameworks.

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

BayCom Corp

General.  The Company, as sole shareholder of the Bank, is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the BHCA and the regulations of the Federal Reserve. We are required to file quarterly reports with the Federal Reserve and to provide additional information as the Federal Reserve may require. The Federal Reserve may examine us or any of our subsidiaries, and charge us for the cost of the examination. The Federal Reserve also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices. The Company is also required to file certain reports with, and otherwise comply with the rules and regulations of the SEC.

The Bank Holding Company Act.  Under the BHCA, as a bank holding company, we are supervised by the Federal Reserve. The Federal Reserve has a long-standing policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, the Dodd-Frank Act provides that a bank holding company must serve as a source of strength to its subsidiary banks by having the ability to provide financial assistance to its subsidiary banks during periods of financial distress. A bank holding company’s failure to meet its obligation to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve’s regulations, or both. The Company and any subsidiaries that it may control are considered “affiliates” of the Bank within the meaning of the Federal Reserve Act, and transactions between the Bank and affiliates are subject to numerous restrictions. With some exceptions, the Company and its subsidiaries are prohibited from tying the provision of various services, such as extensions of credit, to other services offered by the Company or by its affiliates.

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

The regulations to implement the provisions of Section 619 of the Dodd-Frank Act, commonly referred to as the Volcker Rule, contain prohibitions and restrictions on the ability of financial institution holding companies and their affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds. The Company is continuously reviewing its investment portfolio to determine if changes in its investment strategies are in compliance with the various provisions of the Volcker Rule regulations.

Interstate Banking and Branching.  The Federal Reserve must approve an application of a bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than the holding company’s home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. Nor may the Federal Reserve approve an application if the applicant (and its depository institution affiliates) controls or would control more than 10.0% of the insured deposits in the United States or 30% or more of the deposits in the target bank’s home state or any state in which the target bank maintains a branch. Federal law does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the federal law.

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

Competition

The financial services industry is highly competitive. We compete for loans, deposits, and other financial services in all our principal markets. We compete directly with other bank and nonbank institutions, including credit unions located within our markets, internet-based banks and “FinTech” companies that rely on technology to provide financial services, out of market banks and bank holding companies that advertise in or otherwise serve our markets, along with money market and mutual funds, brokerage houses, mortgage companies, insurance companies and other commercial entities that offer financial services products. Competition involves efforts to retain current clients, make new loans and obtain new deposits, increase the scope and sophistication of services offered and offer competitive interest rates paid on deposits and charged on loans.

In commercial banking, we face competition to underwrite loans to sound, stable businesses and real estate projects at price levels that make sense for our business and risk profile. Our major competitors include larger national, regional and local financial institutions and other providers of financial services, including finance companies, mutual funds and insurance companies, that may have the ability to make loans on larger projects than we can or provide a larger mix of product offerings. We also compete with smaller, local financial institutions that may have aggressive pricing and unique terms on various types of loans and, increasingly, FinTech companies that offer their products exclusively through web-based portals.

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

Employees and Human Capital

As of December 31, 2024, we had approximately 324 full-time equivalent employees, with approximately 71% identifying as female and 29% as male, and women holding 68% of the Company’s management roles. The average tenure of employees was 6.1 years as of December 31, 2024, signifying a stable and experienced team. The ethnicity of our workforce was 35% White, 31% Asian, 26% Hispanic/Latino, 3% Black, 2% Two or More Races, and 3% Other. The following chart depicts the percentage of self-identified females and minorities in our workforce at December 31, 2024, by job classification as defined by the Equal Employment Opportunity Commission (“EEOC”):

			Distribution by EEOC
Job Classification	Female	Minority⁽¹⁾	Job Classification
Executive / Senior level officers	50%	44%	5%
Mid-level officers and managers	71	60	40
Professionals	48	67	16
Administrative support	84	72	39
Total	71%	65%	100%

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

We provide banking and financial services primarily to businesses and individuals in the states of California, Colorado, Nevada, New Mexico, and Washington. All our branches and most of our deposit clients are located in these five states. Adverse economic conditions in our market areas could impact our growth rate, reduce our customers’ ability to repay loans, and adversely impact our business, financial condition, and results of operations.  Broader economic factors such as inflation, unemployment and money supply fluctuations also may adversely affect our profitability. Further, trade wars, tariffs, or shifts in trade policies between the United States and other nations could disrupt supply chains, increase costs for businesses, and reduce export opportunities for our customers. These developments may, in turn, negatively impact these businesses and, by extension, our operations and financial performance.  In addition, adverse weather conditions as well as decreases in market prices for agricultural products grown in our markets can adversely affect agricultural businesses in our markets.

A downturn in economic conditions in the market areas we serve, in particular the San Francisco Bay Area, Southern California, Denver, Colorado, Seattle, Washington, Central New Mexico and the agricultural region of the California Central Valley, be it due to inflation, recessionary trends, geopolitical conflicts, adverse weather, or other factors, could have a material adverse effect on our business, financial condition, and results of operations, including but not limited to:

●	Reduced demand for our products and services, potentially leading to a decline in our overall loans or assets.
●	Elevated levels of loan delinquencies, problem assets, and foreclosures.
●	An increase in our allowance for credit losses on loans.
●	Depreciation in collateral values linked to our loans, thereby diminishing borrowing capacities and asset values tied to existing loans.
●	Reduced net worth and liquidity of loan guarantors, possibly impairing their ability to meet commitments to us.
●	Reduction in our low-cost or noninterest-bearing deposits.

A decline in local or regional economic conditions may have a greater effect on our earnings and capital compared to larger financial institutions with more geographically diverse real estate loan portfolios. Because a significant portion of our loan portfolio is secured by real estate, deterioration in real estate markets could impair borrowers’ ability to repay loans and reduce the value of the underlying collateral. Real estate values are influenced by a range of factors, including economic conditions, government policies, natural disasters (e.g., earthquakes, flooding and tornadoes), and trade-related pressures affecting construction costs or material availability. Liquidating significant collateral during a period of depressed real estate values could negatively impact our financial condition and profitability.

Monetary policy, inflation, deflation, and other external economic factors could adversely impact our financial performance and operations.

Our financial condition and results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve.  Actions by monetary and fiscal authorities, including the Federal Reserve, could lead to inflation, deflation, or other economic phenomena that could adversely affect our financial performance. Higher U.S. tariffs on imported goods could exacerbate inflationary pressures by increasing the cost of goods and materials for businesses and consumers. This may particularly affect small to medium-sized businesses, as they are less able to leverage economies of scale to mitigate cost pressures compared to larger businesses. Consequently, our business clients may experience increased financial strain, reducing their ability to repay loans and adversely impacting our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to us to increase, which could adversely affect our results of operations and financial condition. Virtually all of our assets and liabilities are monetary in nature and, as a result, market interest rates tend to have a more significant impact on our performance than general levels of inflation or deflation. However, interest rates do not necessarily move in the same direction or magnitude as the prices of goods and services, creating additional uncertainty in the economic environment.

Risks Related to Our Lending Activities

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition and could result in further losses in the future.

Nonperforming assets adversely affect our earnings in various ways. We do not record interest income on nonaccrual loans or foreclosed assets, and nonaccrual loans and foreclosed assets increase our loan administration costs. Upon foreclosure or similar proceedings, we record the repossessed asset at its estimated fair value, less costs to sell, which may result in a write-down or loss. A significant increase in the level of nonperforming assets from current levels would also increase our risk profile and may impact the capital levels our regulators believe are appropriate in light of the increased risk profile. While we attempt to reduce problem assets through collection efforts, asset sales and workouts and restructurings, decreases in the value of the underlying collateral, or in the borrower’s performance or financial condition, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets can require significant commitments of time from management, diverting their attention from other aspects of our operations.

Many of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.

At December 31, 2024, we had $1.8 billion of commercial loans, consisting of $1.7 billion of commercial real estate and construction and land loans, representing 85.5% of total loans, and $173.9 million of commercial and industrial loans, representing 8.9% of total loans, where real estate is not the primary source of collateral. The $1.7 billion of commercial real estate loans includes $225.2 million of multifamily loans and $1.5 million of commercial construction and land loans.

Commercial loans typically involve larger principal amounts than other types of loans, and some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development related to a single loan or credit relationship poses a significantly greater risk of loss compared to one-to-four family residential mortgage loans. Repayment of commercial loans often depends on the cash flow generated by the business or property involved, making them more sensitive to adverse conditions in the real estate market, business climate, or economy. For loans secured by non-owner-occupied properties, repayments rely heavily on tenant rent payments, and downturns in the real estate market or economic conditions heighten repayment risks. In addition, many of our commercial real estate loans are not fully amortizing and require large balloon payments upon maturity, which may compel the borrower to sell or refinance the property, increasing the risk of default.

Commercial business loans are typically made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  A borrower’s cash flow can be unpredictable, and collateral securing these loans may fluctuate in value. For loans secured by accounts receivable, repayment is often dependent on the borrower’s ability to collect from clients, while other forms of collateral may be difficult to appraise, illiquid, or affected by business success. Increases in reserves and charge-offs related to our commercial and industrial loan portfolio could materially impact our business, financial condition, operations, and future prospects.

In recent years, the commercial real estate market has experienced substantial growth, with increased competition contributing to historically low capitalization rates and rising property values. However, the economic disruption caused by the COVID-19 pandemic significantly impacted this market. The pandemic also accelerated the adoption of remote work, which has led many companies to re-evaluate their long-term real estate needs. While some businesses are returning to traditional office environments, others are downsizing or shifting to hybrid models, creating uncertainty in demand for office spaces and other commercial properties. This trend could result in prolonged vacancies, declining rental income, and reduced property values, adversely affecting the performance of our commercial real estate loan portfolio. Federal banking regulators also have raised concerns about weaknesses in the commercial real estate market. Failures in our risk management policies and controls could lead to higher delinquencies and losses, adversely affecting our business, financial condition, and results of operations.

Construction loans are based upon estimates of costs and values associated with the completed project. These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.

Construction and land development loans totaled $1.5 million, or 0.1% of total loans as of December 31, 2024, nearly all of which were commercial real estate construction loans.

These loans involve additional risks because funds are advanced based on the project’s uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to accurately evaluate the total funds required to complete a project and the related loan-to-value ratio. Higher than anticipated construction costs may cause actual results to vary significantly from those estimated. Further, this type of lending often involves larger loan principal amounts and might be concentrated among a limited number of builders. A downturn in the commercial real estate market could increase delinquencies, defaults, foreclosures, and significantly impair the value of our collateral, hindering our ability to sell the collateral upon foreclosure. Builders with multiple loans heighten these risks, as adverse developments in one credit relationship can increase overall exposure. During the term of some of our construction loans, borrowers do not make payments, as accumulated interest is added to the principal through an interest reserve. Consequently, repayment often depends on the project's success and the borrower's ability to sell or lease the property rather than solely on repayment capacity. Overstating project value, declining market conditions, or falling rental rates could result in insufficient collateral to secure loan repayment post-construction. Additionally, monitoring the building process requires on-site inspections and cost comparisons, adding to administrative costs.

Properties under construction are generally difficult to sell and often must be completed before a successful sale can occur, complicating the management of problem loans. If we foreclose on a defaulted construction loan during or before project completion, we might not recover the unpaid balance, accrued interest, or foreclosure costs. Further, completing unfinished projects may require additional funding, and we may need to hold properties for extended periods before disposing of them.

Our construction loans include speculative construction loans—projects without identified end-purchasers—which pose heightened risks due to market uncertainties. We also provide loans for land under development or held for future construction. These loans carry additional risks, including longer development timelines, exposure to real estate value declines, economic fluctuations, political changes affecting land use, and the collateral's illiquid nature. During these extended periods, the collateral typically generates no cash flow.

Our business may be adversely affected by credit risk associated with residential property.

At December 31, 2024, $109.7 million, or 5.6% of total loans, was secured by first liens on one-to-four family residential real estate. In addition, at December 31, 2024, our home equity loans and lines of credit totaled $5.1 million. A portion of our one-to-four family residential loan portfolio consists of jumbo loans, which exceed the maximum balance allowed for sale to Fannie Mae or Freddie Mac and therefore cannot be sold to these government-sponsored enterprises. These jumbo loans carry increased risk due to their larger balances and limited liquidity. In addition, one-to-four family residential loans are generally sensitive to regional and local economic conditions that affect borrowers’ ability to meet their loan payment obligations, making loss levels difficult to predict. A downturn in the housing market in our areas may reduce the value of the real estate collateral securing these loans, increasing the risk of loss in the event of borrower defaults. Recessionary conditions, decreased real estate sales volumes or prices, and elevated unemployment rates could lead to higher delinquencies, problem assets, and reduced demand for our products and services. These adverse conditions could result in losses and negatively impact our business, financial condition, and results of operations.

Agricultural lending and volatility in government regulations may adversely affect our financial condition and results of operations.

At December 31, 2024, agricultural loans, including agricultural real estate and operating loans, were $12.0 million, or 0.61% of total loans. Agricultural lending involves a greater degree of risk and typically involves higher principal amounts than other types of loans. Repayment is dependent upon the successful operation of the business, which is greatly dependent on many things outside the control of either us or the borrowers. These factors include adverse weather conditions that prevent the planting of a crops or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies, tariffs and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired and the Bank may be unable to collect all principal and interest contractually due. Consequently, agricultural loans may involve a greater degree of risk than other types of loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment (some of which is highly specialized with a limited or no market for resale), or assets such as livestock or crops. In such cases, any repossessed collateral for a defaulted agricultural operating loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation or because the assessed value of the collateral exceeds the eventual realization value.

The success of our SBA lending program is dependent upon the continued availability of SBA loan programs, our status as a preferred lender under the SBA loan programs and our ability to comply with applicable SBA lending requirements.

As an SBA Preferred Lender, we streamline the SBA loan process for clients by bypassing the lengthy approval procedures required for non-Preferred Lenders. The SBA periodically reviews participating lenders to evaluate risk management practices. If deficiencies are identified, the SBA may request corrective actions, impose restrictions, or revoke a lender’s Preferred Lender status. Losing this status could impair our ability to compete with other Preferred Lenders and materially affect our financial results.

Additionally, changes to the SBA program, such as adjustments to federal guaranty levels or funding allocations, could adversely impact our business, results of operations, and financial condition.

Historically, we have sold the guaranteed portion of our SBA 7(a) loans in the secondary market. These sales have resulted in gains or premiums on the sale of the loans and have created a stream of future servicing income. For the year ended December 31, 2024, we sold a total of $2.2 million in SBA loans (guaranteed portion) for a net gain of $199,000. There can be no assurance that we will be able to continue originating these loans, that a secondary market will continue to exist, or that we will continue to realize premiums on future sales. Selling the guaranteed portion of SBA loans also exposes us to credit risk on the retained, non-guaranteed portion.

To qualify for an SBA loan, a borrower must demonstrate an inability to secure conventional financing without the SBA guaranty. Accordingly, SBA loans in our portfolio often have weaker credit characteristic compared to other loans, increasing the risk of default during economic downturns or borrower financial distress. If a loan defaults and the SBA determines there were deficiencies in how the loan was originated, funded, or serviced, the SBA may deny or reduce its guaranty, require us to repurchase the sold portion, or seek recovery of losses. We have established a recourse reserve to cover estimated losses on the outstanding guaranteed portion of SBA loans. Significant increases to this reserve could reduce our net income and adversely affect our business, results of operations, and financial condition.

To meet our growth objectives, we may originate or purchase loans outside our market areas, which could affect the level of our net interest margin and nonperforming loans.

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

As with most financial institutions, we maintain an allowance for credit losses on loans to reserve for estimated potential losses on loans from defaults, which represents management's best estimate of expected credit losses inherent in the loan portfolio. Determining the appropriate level of the allowance for credit losses on loans involves estimating future losses at the time a loan is originated or acquired, incorporating a broad range of information and potential future economic scenarios. The determination of the appropriate level of the allowance for credit losses on loans inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for credit losses on loans, we review loans and our historical loss and delinquency experience and evaluate economic conditions. Management also recognizes that significant new growth in loan portfolios, new loan products, and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform consistently with a historical or projected manner and will increase the risk that our allowance for credit losses on loans may be insufficient to absorb credit losses without significant additional provisions. If our assumptions are incorrect, our allowance for credit losses on loans may not be sufficient to cover actual losses, requiring additional provisions for credit losses on loans to replenish the allowance for credit losses on loans. Deterioration in economic conditions, new information regarding existing loans, identification of additional problem loans or relationships, and other factors, both within and outside of our control, may increase our loan charge-offs and/or otherwise require an increase in our provision for credit losses on loans.

In addition, bank regulatory agencies periodically review our allowance for credit losses on loans.  Based on their assessment, they may require increased provisions or loan charge-offs.  Any increase in the provision for credit losses on loans negatively affects net income and could materially impact our financial condition, results of operations, and capital.

Wildfires present significant risks to our loan portfolio and the adequacy of our allowance for credit losses.

While the recent wildfires in Southern California that began in January 2025 do not appear to have directly impacted our borrowers in any material respects, future wildfires could lead to heightened financial distress. Borrowers affected by these fires may experience financial hardship, which could decrease their repayment capacity and increase the likelihood of loan defaults.

Damage to or destruction of properties securing loans could lead to a depreciation in collateral values, further increasing the risk of potential losses. In addition, inadequate insurance coverage or denied claims may hinder recovery efforts and add uncertainty to our ability to accurately estimate credit losses. Local economic disruptions, including business closures and job losses caused by these disasters, may also affect borrowers' ability to meet their financial obligations, necessitating adjustments to our credit loss assumptions.

Our concentration of loans in wildfire-prone areas further amplifies our exposure, and the growing frequency and intensity of wildfires heightens our long-term credit risks. This may require increases to our allowance for credit losses in future periods. While we continue to assess and adjust our allowance to reflect current and anticipated risks, there can be no guarantee it will fully cover actual losses, especially given the ongoing uncertainties and challenges associated with wildfires.

In addition to the lending-related risks discussed above, many of our offices are located, and many of our employees reside, in wildfire-prone areas. Damage to or destruction of our offices and/or our employees’ homes caused by wildfires could be materially disruptive to our operations.

Risks Related to Market and Interest Rate Changes

Our profitability is vulnerable to interest rate fluctuations.

Our earnings and cash flows are largely dependent upon our net interest income, which is significantly affected by interest rates. Interest rates are highly sensitive to factors beyond our control, such as general economic conditions and policies set by governmental and regulatory bodies, particularly the Federal Reserve.  Increases in interest rates could reduce our net interest income, weaken the housing market by curbing refinancing activity and home purchases, and negatively affect the broader U.S. economy, potentially leading to slower economic growth or recessionary conditions.

We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. If we are unable to manage this risk effectively, our business, financial condition and results of operations could be materially affected.

Our net interest margin, the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities, can be adversely affected by interest rate changes. While yields on assets and costs of liabilities tend to move in the same direction, they may do so at different speeds, causing the margin to expand or contract. As our interest-bearing liabilities often have shorter durations than our interest-earning assets, a rise in interest rates may lead to funding costs increasing faster than asset yields, compressing our net interest margin. Additionally, changes in the slope of the yield curve, such as flattening or inversion, can further pressure our margins as funding costs rise relative to asset yields. Conversely, falling rates can increase loan prepayments, leading to reinvestment in lower-yielding assets, reducing income.

In a rising rate environment, retaining deposits can become costlier. At December 31, 2024, our deposit composition included $485.2 million in certificates of deposit maturing within one year and $1.7 billion in noninterest-bearing, NOW checking, savings, and money market accounts. If deposit and borrowing rates rise faster than loan and investment yields, our net interest income and overall earnings could decline.

A substantial amount of our loans have adjustable interest rates, which may result in a higher incidence of default in a rising interest rate environment. Additionally, a significant portion of our adjustable-rate loans include interest rate floors that prevent the loan’s contractual interest rate from falling below a specified level. At December 31, 2024, approximately $1.3 billion, or 67.4% of our loan portfolio consisted of adjustable or floating-rate loans, and approximately $992.5 million, or 75.4%, of those adjustable or floating-rate loans contained interest rate floors. The presence of interest rate floors can increase income during periods of declining interest rates, as the rates on these loans cannot adjust downward below the floor. However, this benefit is subject to the risk that borrowers may refinance these loans to take advantage of lower rates. Furthermore, when loans are at their floor interest rates, our interest income may not rise as quickly as our cost of funds during periods of increasing interest rates, which could materially and adversely affect our results of operations.

While we employ asset and liability management strategies to mitigate interest rate risk, unexpected, substantial, or prolonged rate changes could materially affect our financial condition and results of operations. Additionally, our interest rate risk models and assumptions may not fully capture the impact of actual rate changes on our balance sheet or projected operating results. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Sensitivity and Market Risk,” of this Form 10-K for a discussion of interest rate risk modeling and the inherent risks in modeling assumptions.

We may incur losses on our securities portfolio as a result of increases in interest rates.

Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings.  These fluctuations may result from changes in market interest rates, rating agency actions, issuer defaults, issues with underlying securities, lower market prices, or limited investor demand. Our available-for-sale debt securities in an unrealized loss position are evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. If a credit loss is identified, an allowance for credit losses is recorded, resulting in a charge against earnings.  Because available-for-sale securities are reported at estimated fair value, changes in interest rates can adversely affect our financial condition. The fair value of fixed-rate securities generally moves inversely with interest rate changes. Unrealized gains and losses on these securities are reported as a separate component of AOCI, net of tax.

Decreases in the fair value of securities available-for-sale resulting from increases in interest rates could have an adverse effect on shareholders’ equity.  Additionally, there is no assurance that the declines in market value will not result in credit losses, which would lead to additional provisions for credit losses that could materially affect our net income and capital levels.

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

Our pursuit of acquisitions may disrupt our business, and any equity that we issue as merger consideration may have the effect of diluting the value of your investment in the Company. Our acquisition activities strategy involves a number of significant risks, including:

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

We performed our test for goodwill impairment at December 31, 2024 and the test concluded that recorded goodwill was not impaired. Our test of goodwill for potential impairment is based on a qualitative assessment by management that takes into consideration macroeconomic conditions, industry and market conditions, cost or margin factors, financial performance and share price. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. If our judgment were incorrect, or if events or circumstances change, and an impairment of goodwill was deemed to exist, we would be required to write down our goodwill, resulting in a charge against operations, which may materially adversely affect our results of operations.

Our reported financial results depend on management’s selection of accounting methods and certain assumptions and estimates, which, if incorrect, could cause unexpected losses in the future.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Management must exercise judgment in selecting and applying many of these accounting policies and methods so that they comply with generally accepted accounting principles and reflect management’s judgment regarding the most appropriate manner to report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances, yet might result in us reporting materially different results than would have been reported under a different alternative.

Certain accounting policies, most notably the allowance for credit losses, are critical to presenting our financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. For more information, refer to “Critical Accounting Estimates” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

We are subject to an extensive body of accounting rules and best practices. Periodic changes to such rules may change the treatment and recognition of critical financial line items and affect our profitability.

Our business operations are significantly influenced by the extensive body of accounting regulations in the United States. Regulatory bodies regularly issue new guidance, altering accounting rules and reporting requirements, which can substantially affect the preparation and presentation of our financial statements. These changes may require retrospective application, potentially leading to restatements of prior period financial statements.

One significant change impacting our operations is the Current Expected Credit Loss (CECL) model, which we adopted on January 1, 2023. Under CECL, financial assets carried at amortized cost, such as loans and held-to-maturity debt securities, are presented at the net amount expected to be collected. This forward-looking approach estimates expected credit losses by considering historical experience, current conditions, and reasonable forecasts affecting collectability. The model contrasts with the previous "incurred loss" methodology under GAAP, which recognized losses only when they were probable. While CECL improves the timeliness of recognizing credit losses, its reliance on macroeconomic forecasts introduces potential earnings volatility due to unexpected changes in economic indicators. Additionally, CECL creates an accounting asymmetry: loan-related income is recognized periodically using the effective interest method, while expected credit losses are recognized upfront at origination. This asymmetry may give the impression of reduced profitability during periods of loan growth due to the immediate recognition of expected losses, and relatively higher profitability during periods of stable or declining loan volumes, as income continues to accrue for loans with previously recognized losses.

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

Our security measures may not protect us from system failures or interruptions. We have established policies and procedures to prevent or limit the impact of system breaches, failures and interruptions. In addition, we outsource certain aspects of our data processing and other operational functions to certain third-party providers. While we select third-party vendors carefully, we do not control their actions. If our third-party providers encounter difficulties, including those resulting from breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher transaction volumes, cyber-attacks or security breaches or if we otherwise have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected, and our ability to deliver products and services to our clients and otherwise conduct business operations could be adversely impacted. Replacing these third-party vendors could also entail significant delay and expense. Threats to information security also exist in the processing of client information through various other vendors and their personnel. We cannot assure you that such breaches, failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely.

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

Our current and future uses of Artificial Intelligence (AI) and other emerging technologies may create additional risks.

The increasing adoption of AI in financial services presents significant opportunities but also introduces a range of risks that could impact our operations, regulatory compliance, and customer trust. AI introduces model risk, where flawed algorithms or biased data could result in inaccurate credit decisions, compliance violations, or discriminatory outcomes in lending or customer service. Cybersecurity threats, such as data breaches, adversarial attacks, and data poisoning, pose significant challenges, particularly as these systems handle large volumes of sensitive customer information. Additionally, the opaque nature of some AI models, often referred to as "black-box" systems, raises regulatory compliance concerns, as regulators increasingly require transparency and explainability in AI-driven decision-making.

Operational risks also arise from potential system failures, over-reliance on AI, and integration challenges with existing infrastructure. Disruptions in AI systems could impact critical functions such as fraud detection, transaction monitoring, and customer support. Ethical and reputational risks, including unintended consequences or perceived unfairness in AI-driven decisions, may erode customer trust and expose us to regulatory scrutiny.

Mitigating these risks requires a robust governance framework, regularly testing and auditing of AI models, and strong human oversight. Investments in cybersecurity, data privacy protections, and employee training are critical to managing these risks.

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

As a bank, we are susceptible to fraudulent activity, information security breaches and cybersecurity related incidents that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Nationally, reported incidents of fraud and other financial crimes have increased. We are not aware that we have experienced any material misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information as a result of a cyber-security breach or other act; however, some of our clients may have been affected by these breaches, which could increase their risks of identity theft, credit card fraud and other fraudulent activity that could involve their accounts with us. While we have policies and procedures designed to prevent such losses, there can be no assurance that such losses will not occur.

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

The FDIC, the Federal Reserve and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending, should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land development and other land represent 100.0% or more of total capital, or (ii) total reported commercial real estate loans (as defined in the guidance) represent 300.0% or more of total capital. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to assist banks in developing risk management practices and capital levels commensurate with the level and nature of their real estate concentrations. The guidance states that management should employ heightened risk management practices, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. As of December 31, 2024, the Bank’s aggregate recorded loan balances for construction, land development and land loans were 2.0% of total regulatory capital, while the Bank’s commercial real estate loans as calculated in accordance with regulatory guidance were 320.2% of total regulatory capital. As a result, we have concluded that we have a concentration in commercial real estate lending under the foregoing standards. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations that could increase our costs of operations.

The banking industry is extensively regulated. Federal banking regulations are designed primarily to protect the deposit insurance funds and customers, not to benefit a company’s shareholders. These regulations may sometimes impose significant limitations on our operations. The significant federal and state banking regulations that affect us are described in this Form 10-K under the heading “Item 1. Business — Supervision and Regulation.” These regulations, along with the currently existing tax, accounting, securities, insurance, privacy and monetary laws, regulations, rules, standards, policies and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Any new regulation or legislation, or change in existing regulation or oversight, whether a change in regulatory policy or a change in a regulator’s interpretation of a law or regulation, could have a material impact on our operations, increase our costs of regulatory compliance and of doing business and adversely affect our profitability. For example, changes in consumer privacy laws, such as the recently enacted CCPA and CPRA in California, or any non-compliance with such laws, could adversely affect our business, financial condition and results of operations. See “Item 1. Business—Supervision and Regulation—Privacy Standards” for additional information on the CCPA and the CPRA. Compliance with the CCPA, the CPRA and other state statutes or regulations designed to protect consumer personal data could potentially require us to implement substantive technology infrastructure and process changes. Non-compliance with the CCPA, the CPRA or similar laws and regulations could lead to substantial regulatory imposed fines and penalties, damages from private causes of action and/or reputational harm.

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions and limit our ability to get regulatory approval of acquisitions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent themselves from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of clients seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions and limit our ability to get regulatory approval of acquisitions. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include the denial of regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans. Additionally, any perceived or actual failure to prevent money laundering or terrorist financing activities could significantly damage our reputation. These outcomes could have a material adverse effect on our business, financial condition, results of operations, and growth prospects.

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

The effects of climate change continue to raise significant concerns about the state of the environment. However, under the new Trump administration, federal policy may shift to reduce the emphasis on climate change initiatives and environmental regulations. This could include scaling back federal participation in international agreements, such as the Paris Agreement, and reducing regulatory pressures at the federal level on businesses, including banks, to address climate-related risks. Legislative and regulatory proposals aimed at combating climate change may face greater scrutiny or diminished priority.

The lack of empirical data regarding the financial and credit risks posed by climate change still makes it difficult to predict its specific impact on our financial condition and results of operations. However, the physical effects of climate change, such as more frequent and severe weather disasters, could directly affect us. For instance, such events may damage real property securing loans in our portfolio or reduce the value of that collateral. If our borrowers' insurance is insufficient to cover these losses or if insurance becomes unavailable, the value of the collateral securing our loans could be negatively affected, potentially impacting our financial condition and results of operations. Moreover, climate change may adversely affect regional and local economic activity, harming our customers and the communities in which we operate. Regardless of changes in federal policy, the effects of climate change and their unknown long-term impacts could still have a material adverse effect on our financial condition and results of operations.

Risks Related to Our Business and Industry Generally

We rely on other companies to provide key components of our business infrastructure.

We rely on numerous external vendors to provide products and services necessary for our day-to-day operations. Accordingly, our operations are exposed to risks associated with vendor performance under service level agreements. If a vendor fails to meet its contractual obligations due to changes in its organizational structure, financial condition, support for existing products and services, strategic focus, or any other reason, our operations could be disrupted, potentially causing a material adverse impact on our financial condition and results of operations.

Furthermore, we could be adversely affected if a vendor agreement is not renewed or is renewed on terms less favorable to us. Regulatory agencies also require financial institutions to remain accountable for all aspects of vendor performance, including activities delegated to third parties. Additionally, disruptions or failures in the physical infrastructure or operating systems supporting our business and customers, or cyber-attacks or security breaches involving networks, systems, or devices used by our customers to access our services, could lead to client attrition, regulatory fines or penalties, reputational damage, reimbursement or compensation costs, and increased compliance expenses. Any of these outcomes could materially and adversely affect our financial condition and results of operations.

Ineffective liquidity management could adversely affect our financial results and condition.

Maintaining sufficient liquidity is essential for the operation of our business. We require sufficient liquidity to meet customer loan requests, customer deposit maturities/withdrawals, payments on our debt obligations as they come due, and other cash commitments under both normal operating conditions and other unpredictable circumstances causing industry or general financial market stress. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically, or the financial services industry or economy generally. Factors that could detrimentally impact our access to liquidity sources include a downturn in the geographic markets in which our loans and operations are concentrated or difficult credit markets. Our access to deposits may also be affected by the liquidity needs of our depositors. In particular, a majority of our liabilities are checking accounts and other liquid deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial majority of our assets are loans, which cannot be called or sold in the same time frame. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future, especially if a large number of our depositors seek to withdraw their accounts, regardless of the reason. A failure to maintain adequate liquidity could materially and adversely affect our business, financial condition and results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity” of this Form 10-K.

Several of our large depositors have relationships with each other, which creates a higher risk that one client’s withdrawal of its deposit could lead to a loss of other deposits from clients within the relationship, which, in turn, could force us to fund our business through more expensive and less stable sources.

As of December 31, 2024, our ten largest depositors, none of which include brokered deposits, accounted for $304.5 million in deposits, or approximately 13.6% of total deposits. Several of our large depositors are local unions of labor unions or have business, family, or other relationships with each other, which creates a risk that any one client’s withdrawal of its deposits could lead to a loss of other deposits from clients within the relationship. At December 31, 2024, $641.5 million, or 30.1%, of our total deposits were comprised of deposits from labor unions, representing 732 different local unions with an average deposit balance per local union of approximately $770,000. At December 31, 2024, 20 labor unions had aggregate deposits of $10.0 million or more, totaling $385.3 million, or 18.1% of our total deposits.

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

Our growth or future losses may require us to raise additional capital in the future, but that capital may not be available when it is needed, or the cost of that capital may be exceedingly high.

We are required by regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our capital resources will satisfy our capital requirements for the foreseeable future. Nonetheless, we may at some point need to raise additional capital to support continued growth or be required by our regulators to increase our capital resources. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance.

Accordingly, we may not be able to raise additional capital, if needed, on terms that are acceptable to us. If we cannot raise additional capital when needed, our operations could be materially impaired and our financial condition and liquidity could be materially and adversely affected. In addition, if we are unable to raise additional capital when required by our banking regulators, we may be subject to additional adverse regulatory action.

Our liquidity is dependent on dividends from the Bank.

BayCom is a legal entity separate and distinct from the Bank. A substantial portion of BayCom’s cash flow, including cash flow to pay principal and interest on any debt it may incur, including the Notes, comes from dividends BayCom receives from the Bank. Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to BayCom. Because our ability to receive dividends or loans from the Bank is restricted, our ability to pay dividends to our shareholders and repurchase our stock may also effectively be restricted. Also, BayCom’s right to participate in the distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Bank is unable to pay dividends to BayCom, we may not be able to service any debt we may incur, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We rely heavily on our management team and could be adversely affected by the unexpected loss of key officers and relationship managers.

Our management team brings substantial experience in the markets we serve and the financial products we offer. Our operating strategy emphasizes providing products and services through long-term relationship managers. Consequently, our success relies heavily on the performance of key personnel and our ability to attract, motivate, and retain highly qualified senior and middle management.

Competition for skilled employees in the banking industry is intense, and identifying individuals with the necessary combination of expertise and attributes to execute our business plan can be a lengthy process. The unexpected loss of one or more key personnel could have a material adverse effect on our business due to their skills, market knowledge, industry experience, and long-term client relationships. If key personnel become unavailable for any reason, we may face challenges in promptly identifying and hiring suitable replacements on acceptable terms, which could adversely affect our business, financial condition, and results of operations.

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social, and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds, and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions, and human rights. Increased ESG-related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements, or investor or stakeholder expectations and standards, could negatively impact our reputation, ability to do business with certain partners, and our stock price.

Recent changes in the regulatory landscape under the new Trump administration have moved toward a reduction in emphasis on certain ESG priorities, particularly around climate change and diversity, equity, and inclusion (“DEI”). This shift is leading to the rollback of regulations that mandate specific disclosures and operational practices in these areas. However, some stakeholder groups continue to demand greater transparency and action, resulting in a complex and potentially conflicting environment for companies. If regulatory enforcement of ESG-related policies becomes less stringent, companies may face reputational risks if their practices are seen as insufficient or inconsistent with broader societal expectations, especially related to DEI and environmental stewardship. As a result, navigating this evolving regulatory and public opinion landscape may require us to balance compliance with regulatory requirements against maintaining investor, customer, and stakeholder trust.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Cybersecurity is one of the cornerstones of our strategic business plan and the driving force behind our digital transformation journey. As a financial institution, we confront a spectrum of cyber threats, ranging from common attacks like ransomware to sophisticated, organized assaults by nation-state actors. These risks extend to our customers, shareholders, suppliers, and partners, emphasizing the critical need for a robust cybersecurity stance. In light of these challenges, maintaining resilience in our cybersecurity posture is not just a priority but a fundamental necessity to safeguard our operations, performance, and the maintenance of customer confidence in our banking services.

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

We rely on a series of processes to identify threats, hazards, and other risks to our information assets. We employ a variety of preventative and detective tools from our Managed Security Services provider designed to monitor, detect, block, and alert us to suspicious and unauthorized activity, including suspected advanced persistent threats. In addition to regular risk assessments, we rely on independent assessments, audits, and cybersecurity feeds from vendors, which integrate directly into our patch and vulnerability management tools.

We engage cybersecurity experts and third-party specialists to perform regular assessments of our infrastructure, software systems, and network architecture. We also leverage internal and external auditors and independent external partners to periodically review our processes, systems, and controls, including our information security program, to assess their design and operating effectiveness. We provide regular and ongoing security education and training for employees and conduct recovery and resilience tests.

The Company maintains a cyber insurance policy as part of its overall risk management strategy to mitigate financial losses in the event of a cybersecurity incident. The Bank also retains third-party experts to conduct intrusion and penetration testing on an annual basis. All risk and security assessment results are shared with the Board of Directors.

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

Identified Cybersecurity Risks

Federal and state regulators have issued guidance requiring financial institutions to implement layered security controls, strengthen client authentication for online services, and address risks from compromised credentials. Institutions must also maintain business continuity plans to ensure timely recovery of operations and data following a cyber-attack. Failure to comply with these regulations may result in sanctions, including financial penalties.

State regulators have increasingly enacted cybersecurity laws, including requirements for cybersecurity programs, data encryption, and breach notification. Many states have recently updated their data privacy regulations, and we expect this trend to continue. We actively monitor legislative and regulatory developments to ensure compliance.

In the ordinary course of business, we rely on electronic communications and information systems to conduct operations and store and transmit sensitive data. We employ a layered cybersecurity approach, leveraging people, processes, and technology to monitor, detect, and mitigate threats. Our defenses include a variety of preventative and detective tools designed to block unauthorized activity and identify advanced persistent threats. Despite these measures, cyber-attacks are increasingly sophisticated and frequent, particularly in the financial services sector. While we have not experienced a material cybersecurity incident to date, a significant breach could result in financial losses, operational disruptions, reputational harm, regulatory scrutiny, or legal liability. In addition to securing our own systems, we rely on third-party service providers for various critical functions, including payment processing, cloud storage, and cybersecurity tools. Our systems, as well as those of our clients and third-party vendors, remain under constant threat, and vulnerabilities within these external providers could also pose risks to our operations.

Given the evolving nature of cyber threats and the expanding use of online banking and digital services, our risk exposure is expected to remain high. We continuously assess and monitor cybersecurity threats in real time, including risks associated with third-party providers, to enhance our security posture. However, there can be no assurance that our cybersecurity risk management program will fully protect the confidentiality, integrity, and availability of our information systems and solutions. See “Risks Related to Cybersecurity, Third Parties and Technology” under “Item 1A. Risk Factors” in this Form 10-K for further discussion of risks related to cybersecurity.

Management and Board Oversight of Cybersecurity Risks

Our Cybersecurity Program is managed by our Director of Information Technology, who leads our Information Technology team responsible for implementing our enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. The Director of Information Technology provides periodic reports to the executive risk management committee, the board-level risk committees of the Company and the Bank and the Chief Executive Officer and other members of our senior management, as well as the cross-functional management team that oversees the information security and information technology programs. These reports address key cybersecurity topics, including the implementation and operation of preventative controls and the detection, mitigation, and remediation of cybersecurity incidents.

The Board receives formal cybersecurity updates at least quarterly from the Director of Information Technology, the Chief Operating Officer, and the Chief Risk Officer. These reports include updates on emerging threats, incident response activities, regulatory developments, and enhancements to cybersecurity frameworks. Additionally, the Board periodically conducts cybersecurity resilience reviews, including scenario planning and tabletop exercises, to evaluate preparedness for potential cyber incidents. The Chief Operating Officer, Chief Risk Officer, and board-level risk committees of the Bank also provide comprehensive reports to the full Board of Directors regarding pertinent cybersecurity risk management topics.

Our Director of Information Technology has more than 20 years’ experience in financial services, substantial relevant expertise and formal training in the areas of information security and cybersecurity risk management and is accountable for managing our enterprise information technology department and developing and implementing our cybersecurity and information security programs. These qualifications, certifications, and experience include a degree from the University of California, Santa Barbara with a focus on business administration coursework and a Certified Information Systems Security Professional designation from ISC2 Organization.

Item 2. Properties

Our principal executive offices are located at 500 Ygnacio Valley Road, Suite 200, Walnut Creek, California 94596. At December 31, 2024, including our principal executive offices, we operated a total of 35 full-service banking branches consisting of branch offices in Northern and Southern California; Las Vegas, Nevada; Denver, Colorado and Custer, Delta, and Grand Counties, Colorado; Seattle, Washington and Central New Mexico at December 31, 2024. At December 31, 2024, we owned 15 of our banking branches and leased the remaining 20 branches, which leases expire on various dates through 2030. At December 31, 2024, all our leases had an option to renew with renewal periods between three and 12 years. Many of our branches are equipped with automated teller machines and drive through facilities. We believe our existing facilities will adequately meet our operational needs for the foreseeable future.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General.  Our common stock is listed on the NASDAQ Global Select Market under the symbol “BCML.” At December 31, 2024, we had approximately 750 shareholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms).

On February 20, 2025, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.15 per share on the Company's outstanding common stock. The cash dividend will be payable on April 10, 2025 to shareholders of record as of the close of business on March 13, 2025.

BayCom commenced paying dividends in 2022. The Company’s cash dividend payout policy is reviewed regularly by management and the Board of Directors. Any dividends declared and paid in the future would depend upon a number of factors, including capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. Management’s current projections indicate an expectation that the regular quarterly cash dividends will continue for the foreseeable future. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Our future payment of dividends may depend, in part, upon receipt of dividends from the Bank, which are restricted by regulations.

Stock Repurchases.  The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended December 31, 2024:

			Total number of shares	Maximum number of
			purchased as part of	shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
	shares purchased	paid per share	plans or programs	plans or programs(1)

October 1, 2024 - October 31, 2024	1,100	$24.28	1,100	464,498
November 1, 2024 - November 30, 2024	400	24.28	400	464,098
December 1, 2024 - December 31, 2024	—	—	—	464,098
	1,500	$24.28	1,500
(1)In May 2024, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to five percent of BayCom’s common stock, or approximately 560,000 shares. The repurchase program will expire on April 21, 2025, unless sooner completed. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares.

During the year ended December 31, 2024, the Company repurchased a total of 455,654 shares of the Company’s common stock at an average price of $20.31 per share, compared to 1,329,040 shares at an average price of $18.14 per share during the year ended December 31, 2023.

Equity Compensation Plan Information.  The equity compensation plan information presented under subparagraph (d) in Part III, Item 12 of this Form 10-K is incorporated herein by reference.

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

History and Overview

BayCom is a bank holding company headquartered in Walnut Creek, California. The Company’s wholly owned banking subsidiary, United Business Bank, provides a broad range of financial services primarily to businesses and business owners, as well as individuals, through its branch network. At December 31, 2024, the Bank had 35 full-service branches, with 16 locations in California, one in Nevada, two in Washington, five in New Mexico and 11 in Colorado.

Our principal objective is to enhance shareholder value and generate consistent earnings growth by expanding our commercial banking franchise through both strategic acquisitions and organic growth. Since 2010, we have expanded our geographic footprint through ten strategic acquisitions, which includes our most recent acquisition of PEB which closed in February 2022. We believe our strategy of selectively acquiring and integrating community banks has yielded economies of scale and improved our overall franchise efficiency. Looking forward, we expect to continue pursuing strategic acquisitions, believing our targeted market areas present us with many and varied acquisition opportunities. We are also committed to organic growth, leveraging the potential within metropolitan and community markets where we currently operate. These markets offer significant opportunities to expand our commercial client base, increase interest-earning assets, and enhance market share. We believe our geographic footprint, which now includes the San Francisco Bay area, the metropolitan markets of Los Angeles, California; Seattle, Washington; Denver, Colorado; and Las Vegas, Nevada, and community markets including Albuquerque, New Mexico and Custer, Delta and Grand counties, Colorado, provides us access to low cost, stable core deposits that we can use to fund commercial loan growth. We strive to enhance our clients’ banking experience by providing them with a comprehensive suite of sophisticated products and services tailored to meet their needs, while delivering the high-quality, relationship-based service of a community bank. At December 31, 2024, the Company, on a consolidated basis, had assets of $2.7 billion, loans receivable, net of $1.9 billion, deposits of $2.2 billion and shareholders’ equity of $324.4 million.

We continue to focus on growing our commercial loan portfolios through both acquisitions and organic growth. At December 31, 2024, our $1.9 billion total loan portfolio included $299.2 million, or 15.3%, of acquired loans (all of which were recorded to their estimated fair values at the time of acquisition), and the remaining $1.7 billion, or 84.7%, consisted of loans we originated.

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

Between March 2022 and July 2023, in response to elevated inflation, the Federal Open Market Committee (“FOMC”) of the Federal Reserve increased interest rates by a total of 525 basis points, bringing the target range to 5.25% to 5.50%. On September 18, 2024, the FOMC reduced the target range to 4.75% to 5.00%, marking the first rate cut since March 2020. This was followed by additional reductions of 25 basis points in both November and December 2024, bringing the target range down to 4.25% to 4.50% as of year-end. These rate cuts were implemented in response to signs of economic softening, including a cooling labor market and moderating inflation.

Net interest margin decreased to 3.74% for the year ended December 31, 2024, compared to 4.05% for the previous year and was negatively impacted by increased funding costs, due to shifts towards higher costing deposits, which outpaced, on a percentage basis, increased yields on interest-earning assets, due to the lagging benefit of variable rate interest-earning assets repricing higher. We believe our balance sheet is well-positioned to improve our net interest margin if interest rates hold. Conversely, a decline in interest rates would likely negatively impact our net interest income.

The provision for credit losses is dependent on changes in our loan portfolio and management’s assessment of the collectability of our loan portfolio, as well as prevailing economic and market conditions. We recorded a $1.3 million provision for credit losses for the year ended December 31, 2024, primarily driven by the replenishment of the allowance due to charge-offs and an increase in provision for credit losses for unfunded commitments. Net charge-offs totaled $5.0 million for the year ended December 31, 2024, of which $3.2 million was specifically reserved for. The quantitative reserve was impacted by declines in forecasted economic conditions for national gross domestic product and increasing forecasted national unemployment, both key indicators used to estimate credit losses. The reserve for individually evaluated loans decreased during the year primarily due to $3.2 million in charge-offs, as the associated collateral shortfalls were deemed uncollectable. No changes were made to the qualitative risk factor conclusions during the year ended December 31, 2024. The increase in the provision for credit loss for unfunded commitments of $375,000 for the year ended December 31, 2024 was primarily due to a new $9.5 million construction commitment and increased quantitative loss rates.

Our net income is also affected by noninterest income and noninterest expenses. Noninterest income consists of, among other things: (i) service charges on loans and deposits; (ii) gain on sale of loans; and (iii) gain (loss) on equity securities and (iv) other noninterest income. Our noninterest income decreased $600,000 during the year ended December 31, 2024, as compared to 2023. Noninterest expense consists of, among other things: (i) salaries and related benefits; (ii) occupancy and equipment expense; (iii) data processing; (iv) FDIC and state assessments; (v) outside and professional services; (vi) amortization of intangibles; and (vii) other general and administrative expenses. Our noninterest expenses decreased $545,000 during the year ended December 31, 2024, as compared to 2023. Noninterest income and noninterest expenses are impacted by the growth of our banking operations and growth in the amounts of loans and deposits.

Business Strategy

Our strategy is to continue to make strategic acquisitions of financial institutions within the Western United States, grow organically and preserve our strong asset quality through disciplined lending practices. We seek to achieve these results by focusing on the following:

●	Strategic Consolidation of Community Banks. We believe our strategy of selectively acquiring and integrating community banks has provided us with economies of scale and improved our overall franchise efficiency. We expect to continue to pursue strategic acquisitions of financial institutions and believe our target market areas present us with numerous acquisition opportunities as many of these financial institutions will continue to be burdened and challenged by new and more complex banking regulations, resource constraints, competitive limitations, rising technological and other business costs, management succession issues and liquidity concerns. In addition, we believe that the breadth of our operating experience and successful track record of integrating prior acquisitions increases the potential acquisition opportunities available to us. We will continue to employ a disciplined approach to our acquisition strategy and only seek to identify and partner with financial institutions that possess attractive market share, low-cost deposit funding and compelling noninterest income generating businesses. Our disciplined approach to acquisitions, consolidations and integrations, includes the following: (i) selectively acquiring community banking franchises only at appropriate valuations, after taking into account risks that we perceive with respect to the targeted bank; (ii) completing comprehensive due diligence and developing an appropriate plan to address any non-acquired credit problems of the targeted institution; (iii) identifying an achievable cost savings estimate; (iv) executing definitive acquisition agreements that we believe provide adequate protections to us; (v) installing our credit procedures, audit and risk management policies and procedures, and compliance standards upon consummation of the acquisition; (vi) collaborating with the target’s management team to execute on synergies and cost saving opportunities related to the acquisition; and (vii) involving a broader management team across multiple departments in order to help ensure the successful integration of all business functions. We believe this approach allows us to realize the benefits of our acquisition and consolidation strategy. We also expect to continue to manage our branch network in order to ensure effective coverage for clients while minimizing any geographic overlap and driving corporate efficiency.
●	Enhance the Performance of the Banks We Acquire. We strive to successfully integrate the banks we acquire into our existing operational platform and enhance shareholder value through the creation of efficiencies within the combined operations. We seek to realize operating efficiencies from our recently completed acquisitions by utilizing technology to streamline our operations. We continue to centralize the back-office functions of our acquired banks as well as realize cost savings using third-party vendors and technology to take advantage of economies of scale as we continue to grow. We intend to focus on initiatives that we believe will provide opportunities to enhance earnings, including the continued rationalization of our retail banking footprint through the evaluation of possible branch consolidations or opportunities to sell branches.
●	Focus on Lending Growth in Our Metropolitan Markets While Increasing Deposits in Our Community Markets. Our banking footprint has given us experience operating in small communities and large cities. We believe that our presence in smaller communities gives us a relatively stable source of low-cost core deposits, while our more metropolitan markets represent strong long term growth opportunities to expand our commercial client base and increase our current market share through organic growth. In acquiring United Business Bank, FSB in 2017, we acquired a large deposit base from the local and regional unionized labor community. As of December 31, 2024, our top ten depositors, which included nine labor unions, accounted for roughly 11.5% of our total deposits. At that date, nearly 30.8% of our deposit base was comprised of noninterest bearing demand deposit accounts, significantly lowering our aggregate cost of funds.

●	Our Team of Seasoned Bankers Represents an Important Driver of our Organic Growth by Expanding Banking Relationships with Current and Potential Clients. We expect to continue to make opportunistic hires of talented and entrepreneurial bankers, to further augment our growth. Our bankers are incentivized to increase the size of their loan and deposit portfolios and generate fee income while maintaining strong credit quality. We also seek to cross sell our various banking products, including our deposit products, to our commercial loan clients, which provides a basis for expanding our banking relationships as well as a stable, low-cost deposit base. We believe we have built a scalable platform that will support our recent growth as well as efficiently and effectively manage our anticipated growth in the future, both organically and through acquisitions.
●	Preserve Our Asset Quality Through Disciplined Lending Practices. Our approach to credit management uses well defined policies and procedures, disciplined underwriting criteria and ongoing risk management. We believe we are a competitive and effective commercial lender, supplementing ongoing and active loan servicing with early-stage credit review provided by our bankers. This approach has allowed us to maintain loan growth with a diversified portfolio of assets. We believe our credit culture supports accountability amongst our bankers, who maintain an ability to expand our client base as well as make sound decisions for our Company. At December 31, 2024, our ratio of nonperforming assets to total assets was 0.36% and our ratio of nonperforming loans to total loans was 0.48%. Over the 19 years since our inception, which timeframe includes a U.S. recession and a global pandemic, we have cumulative net charge-offs of $10.9 million. We believe our success in managing asset quality is illustrated by our aggregate net charge-off history.

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

All loans with an outstanding balance of $100,000 or more greater are individually evaluated for expected credit loss when it is probable that we will be unable to collect all amounts due according to the original contractual terms of the loan agreement. We select loans for individual assessment on an ongoing basis using criteria such as payment performance, borrower reported and forecasted financial results, and other external factors when appropriate. Loans that do not share the same risk characteristics as pooled loans are evaluated individually for credit loss and generally include all nonaccrual loans, collateral dependent loans, and certain modified loans to borrowers experiencing financial difficulties. We measure the current expected credit loss of an individually evaluated loan based upon the fair value of the underlying collateral, adjusted for costs to sell when applicable, or if the loan is not collateral-dependent we utilize the present value of expected future cash flows, discounted at the effective interest rate. A loan for which the terms have been modified resulting in a concession, and where the borrower is experiencing financial difficulties, is considered a modified loan to a borrower experiencing financial difficulty. The allowance for credit losses on modified loans to borrowers experiencing financial difficulty is measured using the same method as individually evaluated loans. When the value of a concession is measured using the discounted cash flow method, the allowance for credit losses is determined by discounting the expected future cash flows at the original interest rate of the loan. To the extent a loan balance exceeds the estimated collectable value, a reserve or charge-off is recorded depending upon either the certainty of the estimate of loss or the fair value of the loan’s collateral if the loan is collateral-dependent. By definition, any loan that management has placed on non-accrual is required to be individually evaluated; however, not all individually evaluated loans need to be placed on non-accrual.

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

In determining the PD for each pooled segment, the Bank utilized regression analyses to identify certain economic drivers that were considered highly correlated to historical Bank or peer loan default experience. The regression models developed correlate macroeconomic variables to historical credit performance based on call report data over a 64 quarter

(16-year) period which captures a full economic cycle from 2004 to 2019. We elected to exclude historical data from 2020 - 2021 to assess the quantitative expected credit losses because we believe that period is an outlier and did not represent normal economic behavior considering the COVID-19 pandemic lockdown with changes in macroeconomic variables and the significant levels of government relief programs in place during that period. For all segments, the Company's actual loss history was not statistically relevant, thus the loss history of peers, defined as commercial financial institutions with asset size of one to five billion dollars, domiciled in California, with similar concentrations of lending were utilized to determine loss rates. The peers utilized in the allowance for credit losses are segment specific. Additionally, management chose the national unemployment rate and U.S. gross domestic product as the primary economic forecast drivers for all segments. A third party provides LGD estimates for each segment based on a banking industry Frye-Jacobs Risk Index approach.

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

Comparison of Financial Condition at December 31, 2024 and 2023

Total assets.  Total assets increased $112.5 million, or 4.4%, to $2.7 billion at December 31, 2024 from $2.6 billion at December 31, 2023. The increase was primarily due to increases in cash and cash equivalents of $56.5 million or 18.4%, investment securities available-for-sale of $30.2 million or 18.5%, and loans receivable, net of $29.2 million or 1.5%.

Cash and cash equivalents.  Cash and cash equivalents increased $56.5 million, or 18.4%, to $364.0 million at December 31, 2024 from $307.5 million at December 31, 2023. The increase primarily was due to a $51.3 million increase in federal funds sold and interest-bearing balances in banks, reflecting excess deposit that were not deployed for loan growth and the purchase of investment securities.

Investment securities.  Investment securities, all of which are classified as available-for-sale, increased $30.2 million, or 18.5%, to $193.3 million at December 31, 2024 from $163.2 million at December 31, 2023. The increase primarily was due to purchases of $49.9 million of investment securities during the year ended December 31, 2024, partially offset by $21.9 million in routine amortization, principal repayments and maturities or calls of securities A $2.3 million fair value adjustment related to unrealized gains on investment securities available-for-sale also contributed to the increase.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our available for sale investment securities as of December 31, 2024. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average yields were calculated by multiplying each carrying value by its yield and dividing the sum of these results by the total carrying values. Yields on tax-exempt investments are not calculated on a fully tax equivalent basis.

	Amount Due or Repricing Within:
	One Year		Over One		Over Five		Over
	or Less		to Five Years		to Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

	(Dollars in thousands)
U.S. Government Agencies	$1,949	5.60%	$—	—%	$—	—%	$—	—%	$1,949	5.60%
Municipal securities	535	3.00	8,543	1.39	9,722	3.28	4,977	4.57	23,777	2.86
Mortgage-backed securities	5,502	4.45	1,350	2.56	12,113	2.57	32,316	4.70	51,281	4.11
Collateralized mortgage obligations	18,989	5.08	4,467	1.42	3,862	1.91	21,902	4.77	49,220	4.36
SBA securities	3,417	6.03	—	—	403	2.14	234	2.26	4,054	5.43
Corporate bonds	14,900	5.85	65,582	4.38	750	3.38	—	0.49	81,232	4.64
Total	$45,292	5.33%	$79,942	3.86%	$26,850	2.75%	$59,429	4.70%	$211,513	4.27%

See “Note 3 – Investment Securities” in the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for additional information on our investment securities.

Equity securities. Equity securities increased $535,000, or 4.3% to $13.1 million at December 31, 2024 from $12.6 million at December 31, 2023. The increase was primarily due to a $463,000 gain on equity securities resulting from an adjustment to the fair value of equity securities during the year ended December 31, 2024.

Loans, net.  We originate a wide variety of loans with a focus on commercial real estate (“CRE”) loans and commercial and industrial loans. Loans receivable, net of allowance for credit losses, increased $29.2 million, or 1.5%, to $1.9 billion at December 31, 2024, from $1.9 billion at December 31, 2023. The increase was due to $253.8 million of new loan originations and $86.1 million of loan purchases, partially offset by $299.9 million of loan repayments and $12.8 million of loans sold.

Loan originations in 2024 were concentrated in California markets, primarily Los Angeles, Irvine/Southern California, San Francisco Bay Area and Sacramento/Northern California, with commercial and multifamily real estate secured loans accounting for the majority of the originations. Loan purchases were concentrated in New Mexico and Colorado.

The following table provides information about our loan portfolio by type of loan, with PCD loans presented as a separate balance, at the dates presented.

	As of December 31,
	2024		2023
		Percent		Percent
		of		of
	Amount	Total	Amount	Total

	(Dollars in thousands)
Commercial and industrial	$173,948	8.9%	$162,691	8.4%
Real estate:
Residential	109,409	5.6	85,555	4.4
Multifamily residential	222,932	11.4	246,840	12.8
Owner occupied CRE	490,493	25.1	497,360	25.8
Non-owner occupied CRE	931,615	47.8	899,332	46.8
Construction and land	1,509	0.1	9,534	0.5
Total real estate	1,755,958	90.0	1,738,621	90.3
Consumer	391	0.0	738	0.0
PCD loans	22,450	1.1	25,723	1.3
Total Loans	1,952,747	100.0%	1,927,773	100.0%
Net deferred loan fees	149		56
Allowance for credit losses	(17,900)		(22,000)
Loans, net	$1,934,996		$1,905,829

The following table presents at December 31, 2024, the geographic distribution of our loan portfolio in dollar amounts and percentages.

	San Francisco Bay				Total in State of
	Area(1)		Other California(2)		California		All Other States(3)		Total
		% of		% of		% of		% of		% of
		Total in		Total in		Total in		Total in		Total in
	Amount	Category	Amount	Category	Amount	Category	Amount	Category	Amount	Category

	(Dollars in thousands)
Commercial and industrial	$29,922	7.8%	$66,163	8.3%	$96,085	8.1%	$77,863	10.1%	$173,948	8.9%
Real estate:
Residential	11,140	2.9%	41,609	5.2%	52,749	4.5%	56,913	7.4%	109,662	5.6%
Multifamily residential	37,236	9.7%	114,806	14.4%	152,042	12.8%	73,152	9.5%	225,194	11.5%
Owner occupied CRE	158,486	41.1%	280,631	35.1%	439,117	37.1%	60,798	7.9%	499,915	25.6%
Non-owner occupied CRE	148,710	38.6%	294,779	36.9%	443,489	37.4%	498,633	64.9%	942,122	48.2%
Construction and land	—	—%	1,090	0.1%	1,090	0.1%	425	0.1%	1,515	0.1%
Total real estate	355,572		732,915		1,088,487		689,921		1,778,408
Consumer	5	0.0%	1	0.0%	6	0.0%	385	0.1%	391	0.0%
Total loans	$385,499		$799,079		$1,184,578		$768,169		$1,952,747

(1)   Includes Alameda, Contra Costa, Solano, Sonoma, Marin, San Francisco, San Joaquin, San Mateo and Santa Clara counties.

(2) Includes loans located in Sacramento and Northern California counties totaling $86.4 million and loans located in Los Angeles and Orange counties totaling $537.1 million.

(3)   Includes loans located in the states of Colorado, New Mexico, Washington and other states. At December 31, 2024, loans in Colorado, New Mexico, Washington and other states totaled $134.9 million, $62.9 million, $84.6 million and $485.8 million, respectively.

The following table provides information about our loan portfolio segregated by legacy and acquired loans with a remaining discount, net of their discounts at the dates presented.

	As of December 31,
	2024			2023
	Non-			Non-
	Acquired	Acquired	Total	Acquired	Acquired	Total

	(Dollars in thousands)
Commercial and industrial	$166,048	$7,900	$173,948	$143,637	$19,054	$162,691
Real estate:
Residential	106,402	3,007	109,409	82,462	3,093	85,555
Multifamily residential	221,130	1,802	222,932	244,767	2,073	246,840
Owner-occupied CRE	400,384	90,109	490,493	381,965	115,395	497,360
Non-owner occupied CRE	892,152	39,463	931,615	849,100	50,232	899,332
Construction and land	1,509	—	1,509	9,534	—	9,534
Total real estate	1,621,577	134,381	1,755,958	1,567,828	170,793	1,738,621
Consumer	391	—	391	738	—	738
PCD loans	—	22,450	22,450	(55)	25,778	25,723
Total Loans	1,788,016	164,731	1,952,747	1,712,148	215,625	1,927,773
Deferred loan fees and costs, net	149	—	149	56	—	56
Allowance for credit losses	(17,900)	—	(17,900)	(22,000)	—	(22,000)
Loans, net	$1,770,265	$164,731	$1,934,996	$1,690,204	$215,625	$1,905,829

The following table sets forth contractual maturity and repricing information for our loan portfolio at December 31, 2024. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. PCD loans are reported at their contractual interest rate. The schedule does not reflect the effects of possible prepayments or enforcement of due on sale clauses.

		Maturing	Maturing
	Maturing	After One	After Five	Maturing
	Within	to Five	to Fifteen	After Fifteen
	One Year	Years	Years	Years	Total

	(Dollars in thousands)
Commercial and industrial	$15,102	$72,104	$86,698	$44	$173,948
Real estate:
Residential	28,637	10,504	16,213	54,055	109,409
Multifamily residential	11,877	66,974	85,193	58,888	222,932
Owner-occupied CRE	21,173	132,088	248,450	88,782	490,493
Non-owner occupied CRE	35,893	274,562	605,025	16,135	931,615
Construction and land	14	87	1,408	—	1,509
Total real estate	97,594	484,215	956,289	217,860	1,755,958
Consumer and other	97	183	18	93	391
PCD loans	26	9,757	3,961	8,706	22,450
Total loans	$112,819	$566,259	$1,046,966	$226,703	$1,952,747

The following table sets forth the amounts of loans due after December 31, 2025, with fixed or adjustable rates:

		Floating or
	Fixed	Adjustable
	Rate	Rate	Total

	(Dollars in thousands)
Commercial and industrial	$99,116	$59,730	$158,846
Real estate:
Residential	27,944	52,828	80,772
Commercial Real Estate	421,250	1,154,847	1,576,097
Construction and land	277	1,218	1,495
Total real estate	449,471	1,208,893	1,658,364
Consumer and other	224	70	294
PCD loans	2,576	19,848	22,424
Total loans	$551,387	$1,288,541	$1,839,928

The following table sets forth the originations, purchases, sales and repayments of loans as of the dates indicated.

	Years ended December 31,
	2024	2023	2022

	(Dollars in thousands)
Loans originated
Commercial and industrial	$16,613	$10,243	$16,461
Real estate:
Residential	3,132	256	1,202
Multifamily residential	24,308	11,169	46,215
Owner occupied CRE	60,557	39,664	142,819
Non-owner occupied CRE	148,746	31,546	220,139
Construction and land	237	1,217	1,381
Total real estate	236,980	83,852	411,756
Consumer	166	—	518
Total loans originated	253,759	94,095	428,735
Loans purchased or acquired through acquisitions
Loans acquired through acquisitions, net	—	—	412,851
Other loans purchased	86,071	16,519	14,082
Loans sold
Commercial and Industrial	(1,349)	(2,614)	(5,604)
Owner occupied CRE	(2,213)	(4,587)	(28,353)
Non-owner occupied CRE	(9,252)	—	—
Other
Principal repayments	(299,733)	(199,088)	(469,567)
Transfer to real estate owned	—	—	—
Increase in allowance for credit losses and other items, net	4,100	(3,100)	(1,200)
Net increase in loans receivable and loans held for sale	$31,383	$(98,775)	$350,944

Acquired loans. Acquired PCD loans are loans acquired through a business combination with evidence of more than insignificant credit deterioration and are accounted for under ASC Topic 326. Acquired non-PCD loans represent loans acquired through a business combination without more than insignificant evidence of credit deterioration and are accounted for under ASC Topic 310-20.

As of December 31, 2024, acquired non-PCD loans totaled $140.6 million with a remaining net premium of $1.8 million, compared to $187.7 million with a remaining net premium of $2.1 million as of December 31, 2023. The net premium for acquired non-PCD loans includes both a credit discount based on estimated losses in the acquired loans partially offset by any premium, based on market interest rates on the date of acquisition.

As of December 31, 2024, the unpaid principal balance of acquired PCD loans totaled $24.0 million with a remaining net non-credit discount of $1.5 million, compared to $27.5 million with a remaining net non-credit discount of $1.8 million as of December 31, 2023.

Nonperforming assets and nonaccrual loans.  Nonperforming assets generally consist of nonaccrual loans, accruing loans 90 days or more past due, and other real estate owned (“OREO”). Nonperforming assets decreased $3.5 million to $9.5 million, or 0.48% of total loans, at December 31, 2024 compared to $13.0 million, or 0.67% of total loans, at December 31, 2023. There was no OREO at December 31, 2024 and 2023.

The decrease in nonperforming loans was primarily due to the sale of three nonaccrual loans totaling $8.1 million in the third quarter of 2024, the complete charge-off of a $1.0 million nonaccrual loan in the same period, and the payoff of two nonaccrual loans totaling $460,000. Additionally, a $283,000 nonaccrual loan was paid off in the fourth quarter of 2024. These reductions were partially offset by two new loans totaling $3.5 million placed on nonaccrual in the third quarter, two additional loans totaling $35,000 placed on nonaccrual in the fourth quarter, and $220,000 in accruing loans that were 90 days or more past due and in the process of collection.

Accruing loans past due 30 to 89 days totaled $6.7 million at December 31, 2024, compared to $4.8 million at December 31, 2023. At December 31, 2024 and 2023, nonaccrual loans included $643,000 and $4.4 million of loans 30-89 days past due, and $4.4 million and $2.1 million of loans less than 30 days past due, respectively. At December 31, 2024, the $4.4 million of loans less than 30 days past due was comprised of 15 loans all of which were placed on nonaccrual due to concerns over the financial condition of the borrowers.

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

Loan modifications to borrowers experiencing financial difficulty as of December 31, 2024 totaled $2.7 million compared to $4.3 million at December 31, 2023.  All modified loans were classified as nonaccrual at both dates. Modified loans that are accruing and performing according to their modified terms are not considered nonperforming. The related allowance for credit losses on individually evaluated modified loans totaled $24,000 and $1.3 million at December 31, 2024 and December 31, 2023, respectively.

The following table sets forth the nonperforming loans, nonperforming assets and modified loans to borrowers experiencing financial difficulty as of the dates indicated:

	December 31,	December 31,
	2024	2023

	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Commercial and industrial	$293	$2,072
Real estate:
Residential	1,103	1,496
Multifamily residential	77	5,305
Owner occupied CRE	4,284	3,573
Non-owner occupied CRE	3,486	165
Construction and land	—	366
Total real estate	8,950	10,905
Consumer	4	—
Total nonaccrual loans	9,247	12,977
Accruing loans 90 days or more past due	220	—
Total nonperforming loans	9,467	12,977
Real estate owned	—	—
Total nonperforming assets (1)	$9,467	$12,977
Modified loans to borrowers experiencing financial difficulty – performing	$—	$—
PCD loans	$22,450	$25,723
Nonperforming assets to total assets (1)	0.36%	0.51%
Nonperforming loans to total loans (1)	0.48%	0.67%
(1)	Performing modified loans to borrowers experiencing financial difficulty are neither included in nonperforming loans above nor are they included in the numerators used to calculate these ratios. PCD loans are considered performing and are not included in nonperforming assets in the table above.

At December 31, 2024 and 2023, we had no PCD loans that were 90 days or more past due and still accruing.

Allowance for credit losses.  The allowance for credit losses is determined by us on a quarterly basis, although we are engaged in monitoring the appropriate level of the allowance on a more frequent basis. We assess the allowance for credit losses based on three categories: (i) originated loans, (ii) acquired non-credit-deteriorated loans, and (iii) acquired or purchased credit deteriorated loans. The allowance for credit losses reflects management’s estimate of current expected credit losses inherent in the loan portfolios. The computation includes elements of judgment and high levels of subjectivity. Based on the current conditions of the loan portfolio, management believes that the $17.9 million allowance for credit losses at December 31, 2024 is adequate to absorb probable losses inherent in the Company’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

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

At December 31, 2024, the Company’s allowance for credit losses for loans was $17.9 million, or 0.92% of total loans, compared to $22.0 million, or 1.14% of total loans, at December 31, 2023. A $1.3 million provision for credit losses was recorded for the year ended December 31, 2024. In addition to the CECL adjustment on January 1, 2023, a $2.2 million provision for credit losses for loans was recorded for the year ended December 31, 2023.

The $1.3 million provision for credit losses for the year ended December 31, 2024 was primarily driven by the replenishment of the allowance due to charge-offs and an increase in provision for credit losses for unfunded commitments.

Net charge-offs totaled $5.0 million for the year ended December 31, 2024, of which $3.2 million was specifically reserved for. The quantitative reserve was impacted by declines in forecasted economic conditions for national gross domestic product and increasing forecasted national unemployment, both key indicators used to estimate credit losses. The reserve for individually evaluated loans decreased during the year primarily due to $3.2 million in charge-offs, as the associated collateral shortfalls were deemed uncollectable. No changes were made to the qualitative risk factor conclusions during the year ended December 31, 2024. The increase in the provision for credit loss for unfunded commitments of $375,000 for the year ended December 31, 2024 was primarily due to a new $9.5 million construction commitment and increased quantitative loss rates.

We recorded net charge-offs of $5.0 million for the year ended December 31, 2024 compared to $550,000 for the year ended December 31, 2023.

The following table shows certain credit ratios at and for the periods indicated and each component of the ratio’s calculations.

	Year ended December 31,
	2024	2023	2022

	(Dollars in thousands)
Allowance for credit losses on loans as a percentage of total loans outstanding at period end	0.92%	1.14%	0.94%
Allowance for credit losses on loans	$17,900	$22,000	$18,900
Total loans outstanding	1,952,896	1,927,829	2,021,124

Nonaccrual loans as a percentage of total loans outstanding at period end	0.47%	0.67%	0.71%
Total nonaccrual loans	$9,247	$12,977	$14,289
Total loans outstanding	1,952,896	1,927,829	2,021,124

Allowance for credit losses on loans as a percentage of nonaccrual loans at period end	193.58%	169.53%	132.27%
Allowance for credit losses on loans	$17,900	$22,000	$18,900
Total nonaccrual loans	9,247	12,977	14,289

Net charge-offs/(recoveries) during period to average loans outstanding:
Commercial and industrial:	0.79%	0.21%	1.20%
Net charge-offs	$1,315	$378	$3,234
Average loans outstanding	166,881	183,834	270,245
Construction and land:	—%	—%	—%
Net charge-offs	$—	$—	$—
Average loans outstanding	7,089	11,436	17,314
Commercial real estate:	0.23%	—%	—%
Net charge-offs/(recoveries)	$3,772	$(2)	$1
Average loans outstanding	1,626,101	1,711,194	1,603,897
Residential:	(0.10)%	0.19%	—%
Net (recoveries)/charge-offs	$(99)	$174	$—
Average loans outstanding	95,255	91,572	86,891
Consumer:	0.29%	—%	0.27%
Net charge-offs	$2	$—	$6
Average loans outstanding	686	1,490	2,240
Total loans:	0.26%	0.03%	0.16%
Total net charge-offs	$4,990	$550	$3,241
Total average loans outstanding	1,896,012	1,999,526	1,980,587

The following table shows the allocation of the allowance for credit losses at the indicated dates.

	As of December 31,
	2024			2023
			Percent of			Percent of
			Loans in			Loans in
		Allowance	Category		Allowance	Category
	Loan	by Loan	to Total	Loan	by Loan	to Total
	Balance	Category	Loans	Balance	Category	Loans

	(Dollars in thousands)
Commercial and industrial	$173,948	$4,681	8.9%	$162,691	$4,216	8.4%
Real estate:
Residential	109,409	1,780	5.6	85,555	979	4.4
Multifamily residential	222,932	2,567	11.4	246,840	5,431	12.8
Owner-occupied CRE	490,493	2,824	25.1	497,360	4,561	25.8
Non-owner occupied CRE	931,615	5,974	47.7	899,332	6,506	46.7
Construction and land	1,509	72	0.1	9,534	298	0.5
Total real estate	1,755,958	13,217	90.0	1,738,621	17,775	90.3
Consumer	391	2	0.0	738	9	—
PCD loans	22,450	—	1.1	25,723	—	1.3
Total Loans	$1,952,747	$17,900	100.0%	$1,927,773	$22,000	100.0%

As of December 31, 2024, the Company individually evaluated $17.4 million of loans, inclusive of the $9.2 million of nonaccrual loans as of that date. Of these individually evaluated loans, $2.7 million had a specific allowance of $392,000 as of December 31, 2024. As of December 31, 2023, the Company individually evaluated $13.0 million in loans, all of which were on nonaccrual status. Of these individually evaluated loans, $9.7 million had a specific allowance of $4.4 million as of December 31, 2023.

Management considers the allowance for credit losses for loans at December 31, 2024 to be adequate to cover future expected losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for credit losses for loans or that any increased allowance for credit losses for loans that may be required will not adversely impact our financial condition and results of operations. A further decline in national and local economic conditions as a result of unemployment levels, labor shortages and the effects of inflation, a potential recession, or slowed economic growth caused by increasing political instability from acts of war, as well as supply chain disruptions, among other factors, could result in a material increase in the allowance for credit losses for loans and may adversely affect the Company’s financial condition and results of operations. In addition, the determination of the amount of our allowance for credit losses for loans is subject to review by bank regulators as part of the routine examination process, which may result in additions to our allowance for credit losses based upon their judgment of information available to them at the time of their examination.

Right-of-use assets and lease liabilities.  The Company recognizes operating leases on the Consolidated Balance Sheet as ROU assets and lease liabilities based on the value of the discounted future lease payments. ROU assets decreased $556,000, or 4.0%, to $13.4 million at December 31, 2024 from $13.9 million at December 31, 2023. Lease liabilities decreased $369,000, or 2.5%, to $14.4 million at December 31, 2024 from $14.8 million at December 31, 2023. The decrease in right-of-use assets and lease liabilities was due to normal depreciation and amortization, respectively, partially offset by changes in the ROU asset and liabilities resulting from lease extensions.

Premises and Equipment.  Premises and equipment decreased $348,000, or 2.5%, to $13.4 million at December 31, 2024 from $13.7 million at December 31, 2023, driven by normal depreciation expenses associated with these assets.

Deposits.  Deposits are our primary source of funding and consist of core deposits from the communities served by our branch and office locations. We offer a variety of deposit accounts with a competitive range of interest rates and terms to both consumers and businesses. Deposits include interest bearing and noninterest bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts. These accounts earn interest at rates established by management based on competitive market factors, management’s desire to increase certain product types or maturities, and in keeping with our asset/liability, liquidity and profitability objectives. Competitive products, competitive pricing and high touch client service are important to attracting and retaining these deposits. Total deposits increased $101.3 million, or 4.7%, to $2.2 billion at December 31, 2024 compared to December 31, 2023. Noninterest bearing deposits totaled $689.0 million, or 30.8% of total deposits, at December 31, 2024 compared to $646.3 million, or 30.3% of total deposits, at December 31, 2023. During the year ended December 31, 2024, there was a shift in interest rate sensitive clients moving a portion of their non-operating deposit balances from lower costing deposits, including noninterest-bearing deposits, into higher costing money market and time deposits.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered at the dates indicated.

	December 31,
	2024		2023
		Percent		Percent
		of Total		of Total
	Amount	Deposits	Amount	Deposits

	(Dollars in thousands)
Demand deposits (1)	$688,996	30.8%	$646,278	30.3%
NOW accounts	261,430	11.7	283,089	13.3
Savings	82,300	3.7	102,073	4.8
Money market	644,880	28.9	624,066	29.3
Time deposits	556,403	24.9	477,244	22.4
Total	$2,234,009	100.0%	$2,132,750	100.0%
(1)	Noninterest bearing.

The following table shows a summary of our average deposit amounts and average rates paid during the years indicated:

	December 31,
	2024		2023
		Weighted		Weighted
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate

	(Dollars in thousands)
NOW accounts	$271,603	0.09%	$299,836	0.09%
Savings	92,711	0.13	110,936	0.13
Money market	649,169	2.36	622,500	1.64
Time deposits	513,452	3.99	415,343	3.22
Total interest bearing deposits	1,526,935	2.37	1,448,615	1.66
Demand deposits (1)	623,791	—	687,319	—
Total deposits	$2,150,726	1.68%	$2,135,934	1.13%
(1) Noninterest bearing.

The following table shows time deposits by maturity and rate as of December 31, 2024.

Time deposits

(Dollars in thousands)
Maturities:
Due in three months or less	$212,416
Due in over three months through six months	147,931
Due in over six months through 12 months	125,283
Total due within 12 months	485,630
Due in over 12 months through 24 months	56,658
Due in over 24 months	14115
Total due over 12 months	70,773
Total	$556,403

As of December 31, 2024 and 2023, approximately $1.0 billion, or 46.8% of total deposits, and $1.0 billion, or 45.4% of total deposits, respectively, were uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for United Business Bank’s regulatory reporting requirements.

The following table sets forth the portion of our time deposits that are in excess of the FDIC insurance limit, by remaining time until maturity, as of December 31, 2024.

(Dollars in thousands)

Less than 3 months	$19,666
Over 3 through 6 months	52,019
Over 6 through 12 months	19,766
Over 12 months	9,001
Total	$100,452

For additional information regarding our deposits, see “Note 11 – Deposits” of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Borrowings.  Although deposits are our primary source of funds, we may from time to time utilize borrowings as a cost-effective source of funds when they can be invested at a positive interest rate spread, for additional capacity to fund loan demand, or to meet our asset/liability management goals. We are a member of and may obtain advances from the FHLB of San Francisco, which is part of the Federal Home Loan Bank System. The eleven regional Federal Home Loan Banks provide a central credit facility for their member institutions. These advances are provided upon the security of certain of our mortgage loans and mortgage-backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2024 and 2023, we had the ability to borrow from the FHLB up to $540.2 million and $576.9 million, respectively. At both December 31, 2024 and 2023, there were no FHLB advances outstanding.

During the first quarter of 2024, the Bank was approved for discount window advances with the FRB of San Francisco secured by certain types of loans. At December 31, 2024, we had the ability to borrow up to $41.9 million from the FRB of San Francisco, with no FRB of San Francisco advances outstanding at that date.

The Bank also has uncommitted Federal Funds lines with four corresponding banks. Cumulative available commitments totaled $65.0 million at both December 31, 2024 and December 31, 2023. There were no amounts outstanding under these facilities at both December 31, 2024 and 2023.

At December 31, 2024 and 2023, the Company had outstanding junior subordinated debt, net of marked-to-market, related to junior subordinated deferrable interest debentures assumed in connection with its previous acquisitions totaling $8.6 million. For additional information, see “Note 13 — Junior Subordinated Deferrable Interest Debentures”

in the Notes to the Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

At December 31, 2024, the Company had outstanding subordinated debt, net of costs to issue, totaling $63.7 million compared to $63.9 million at December 31, 2023. For additional information, see “Item 1–Business – Sources of Funds”, contained in this Form 10-K. See also, “Note 14 — Subordinated Debt” in the Notes to the Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

We are required to provide collateral for certain local agency deposits. At December 31, 2024 and 2023, the FHLB of San Francisco had issued letter of credits on behalf of the Bank totaling $41.1 million and $40.6 million, respectively, as collateral for local agency deposits.

Shareholders’ equity.  Shareholders’ equity increased $11.5 million, or 3.7%, to $324.4 million at December 31, 2024 from $312.9 million at December 31, 2023. The increase was due to $23.6 million of net income, a $1.6 million decrease in accumulated other comprehensive loss, net of taxes, reflecting the increase in market interest rates during the year and $588,000 in stock based compensation related to the grant of equity awards, partially offset by the repurchase of $9.3 million of our common stock and the $5.0 million in cash dividends paid or accrued during 2024.

During the year ended December 31, 2024, the Company repurchased a total of 455,654 shares of its common stock at a total cost of $20.31 per share. At December 31, 2024, 464,098 shares remain available for future purchases under the current stock repurchase plan. For additional information related to our stock repurchases, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Stock Repurchases” contained in this Form 10-K.

Comparison of Operating Results for the Years Ended December 31, 2024 and 2023

Earnings summary.  We reported net income of $23.6 million for the year ended December 31, 2024, compared to $27.4 million for the year ended December 31, 2023, a decrease of $3.8 million or 13.9%. Net income for the year ended December 31, 2024 reflects a $6.7 million decrease in net interest income, a $750,000 decrease in the provision for credit losses and an $600,000 decrease in noninterest income, partially offset by a $545,000 decrease in noninterest expense and a $2.2 million decrease in the provision for income taxes. Diluted earnings per share were $2.10 for the year ended December 31, 2024, a decrease of $0.17 from diluted earnings per share of $2.27 for the year ended December 31, 2023.

Our efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income before provision for credit losses and noninterest income, was 65.77% for the year ended December 31, 2024, compared to 61.69% for the year ended December 31, 2023. The deterioration in the efficiency ratio during the year ended December 31, 2024 was primarily due to lower revenues, partially offset by a slight decrease in total noninterest expenses.

Interest income.  Interest income for the year ended December 31, 2024 was $131.7 million, compared to $126.3 million for the year ended December 31, 2023, an increase of $5.4 million or 4.3%. Increased average yields on interest-earning assets, along with an increase in the average balance of fed funds sold and interest bearing balances in banks, were the primary drivers for the increase in interest income.

Interest income on loans, including fees, decreased $2.3 million, or 2.1%, to $104.1 million for the year ended December 31, 2024, compared to $106.3 million for the year ended December 31, 2023. The decrease was primarily due to a $103.0 million decrease in the average balance of loans, partially offset by a 17 basis point increase in the average loan yield. The average yield earned on loans, including the accretion of the net discount and deferred loan fees recognized, was 5.49% for the year ended December 31, 2024, compared to 5.32% for the year ended December 31, 2023. Interest income on loans for the year ended December 31, 2024 and 2023, included $523,000 and $486,000 respectively, in fees related to prepayment penalties. Interest income on loans for the years ended December 31, 2024 and 2023, also included $158,000 and $44,000, respectively, in accretion and amortization of the net discount on acquired loans, as well as revenue from PCD loans in excess of discounts. The remaining net discount on these acquired loans was $326,000 and $395,000 at December 31, 2024 and 2023, respectively.

Interest income on investment securities, excluding FRB and FHLB stock, increased $2.0 million, or 28.4%, to $9.0 million for the year ended December 31, 2024 from $7.0 million for the year ended December 31, 2023. The increase was due to a 46 basis point increase in the yield on investment securities to 4.51% for the year ended December 31, 2024 from 4.05% for the year ended December 31, 2023, and a $26.6 million increase in the average balance of investment securities. Dividends on FHLB and FRB stock totaled $1.6 million and $1.4 million for the years ended December 31, 2024 and 2023, respectively.

Interest income on fed funds sold and interest-bearing balances in banks increased $5.5 million, or 47.4% to $17.1 million for the year ended December 31, 2024 from $11.6 million for the year ended December 31, 2023. The increase was primarily due to a $99.6 million increase in the average balance of federal funds sold and interest-bearing balances in banks for the year ended December 31, 2024 compared to the year ended December 31, 2023. A 10 basis point increase in the yield on fed funds sold and interest-bearing balance in banks to 5.30% for the year ended December 31, 2024 from 1.20% for the year ended December 31, 2023 also contributed to the increase.

Interest expense. Interest expense increased $12.1 million, or 42.5%, to $40.6 million for the year ended December 31, 2024 from $28.5 million for the year ended December 31, 2023, reflecting higher funding costs primarily related to increased rates of interest payable on our money market and time deposits. The average rate paid on interest bearing liabilities for the year ended December 31, 2024 was 2.54% compared to 1.87% for year ended December 31, 2023. The total average balance of interest-bearing liabilities increased $78.1 million, or 5.13%, to $1.6 billion for the year ended December 31, 2024, from the year ended December 31, 2023, primarily due to an increase in interest-bearing time deposits.

Interest expense on deposits increased $12.1 million, or 50.3%, to $36.1 million for the year ended December 31, 2024 from $24.0 million for the year ended December 31, 2023, primarily due to increases in the average rate paid on money market and accounts and time deposits, and an increase in the average balance of time deposits. The average rate paid on interest bearing deposits increased to 2.37% for the year ended December 31, 2024, from 1.66% for the year ended December 31, 2023, with the average rate paid on money market deposits increasing 72 basis points to 2.36% during 2024 compared to 1.64% during 2023, and the average rate paid on time deposits increasing 77 basis points to 3.99% during 2024 compared to 3.22% during 2023. The average balance of time deposits increased $98.1 million, or 23.6%, to $513.5 million during 2024, compared to $415.3 million during 2023.

The overall average cost of deposits, which includes noninterest-bearing deposits, for the year ended December 31, 2024 increased to 1.68%, compared to 1.13% for the year ended December 31, 2023. The average balance of noninterest bearing deposits decreased $63.5 million, or 9.24%, to $623.8 million for the year ended December 31, 2024 compared to $687.3 million for the year ended December 31, 2023.

Interest expense on borrowings, which consisted solely of subordinated debt and junior subordinated debentures, remained relatively unchanged between 2024 and 2023. The average balance of borrowings outstanding decreased $218,000, or 0.3%, to $72.3 million for the year ended December 31, 2024, compared to 2023. At the same time, the average cost of borrowings increased three basis points to 6.13% for the year ended December 31, 2024, from 6.10% for 2023.

Net interest income and net interest margin.  Net interest income decreased $6.7 million, or 6.9%, to $91.1 million for the year ended December 31, 2024 compared to $97.9 million for the year ended December 31, 2023. The decrease in net interest income primarily was due to decreases in interest income on loans, and higher funding costs related to our deposits, partially offset by increases in interest income on  federal funds sold and interest-bearing balances in banks and, to a lesser extent, investment securities, including dividends on FRB and FHLB stock.

Net interest margin for the year ended December 31, 2024 was 3.74%, a 31 basis point decrease from 4.05% for the year ended December 31, 2023. The decrease in net interest margin reflects increased funding costs, which outpaced, on a percentage basis, increasing yields on loans and investment securities.

The average yield on interest earning assets for the year ended December 31, 2024 was 5.40%, a 17 basis point increase from 5.23% for the year ended December 31, 2023, primarily due to higher market interest rates, while the average cost of interest bearing liabilities for the year ended December 31, 2024 was 2.54%, a 67 basis point increase from 1.87% for the year ended December 31, 2023.

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

	Year ended December 31,
	2024			2023			2022

	(Dollars in thousands)
			Annualized			Annualized			Annualized
	Average		Average	Average		Average	Average		Average
	Balance (4)	Interest	Yield/Cost	Balance (4)	Interest	Yield/Cost	Balance (4)	Interest	Yield

	(Dollars in thousands)
Interest earning assets
Fed Funds sold and interest-bearing balances in banks	$322,374	$17,079	5.30%	$222,785	$11,589	5.20%	$297,430	$4,025	1.35%
Investments securities	199,244	8,980	4.51%	172,615	6,993	4.05%	186,974	6,085	3.25%
FHLB Stock	11,313	1,011	8.94%	11,124	862	7.75%	10,484	684	6.52%
FRB Stock	9,636	578	6.00%	9,615	577	6.00%	9,150	549	6.00%
Total loans (1)	1,896,208	104,062	5.49%	1,999,172	106,316	5.32%	1,978,453	95,722	4.84%
Total interest earning assets	2,438,775	131,710	5.40%	2,415,311	126,337	5.23%	2,482,491	107,065	4.31%
Noninterest earning assets	133,704			142,160			138,187
Total average assets	$2,572,479			$2,557,471			$2,620,678
Interest bearing liabilities
Savings	$92,711	119	0.13%	$110,936	147	0.13%	$125,746	174	0.14%
NOW accounts	271,603	250	0.09%	299,836	279	0.09%	340,465	325	0.10%
Money market	649,169	15,300	2.36%	622,500	10,238	1.64%	664,993	3,238	0.49%
Time deposits	513,452	20,470	3.99%	415,343	13,376	3.22%	280,011	2,536	0.91%
Total interest bearing deposit accounts	1,526,935	36,139	2.37%	1,448,615	24,040	1.66%	1,411,215	6,273	0.44%
Subordinated debt, net	63,679	3,567	5.60%	63,792	3,582	5.62%	63,623	3,582	5.63%
Junior subordinated debentures, net	8,603	863	10.03%	8,522	841	9.87%	8,442	496	5.87%
Other borrowings	15	—	—%	201	—	—%	—	—	—%
Total interest bearing liabilities	1,599,232	40,569	2.54%	1,521,130	28,463	1.87%	1,483,280	10,351	0.70%
Noninterest bearing deposits	623,791			687,319			789,825
Other noninterest bearing liabilities	30,788			36,127			30,039
Noninterest bearing liabilities	654,579			723,446			819,864
Total average liabilities	2,253,811			2,244,576			2,303,144
Average equity	318,668			312,895			317,534
Total average liabilities and equity	$2,572,479			$2,557,471			$2,620,678
Net interest income		$91,141			$97,874			$96,714

Interest rate spread (2)			2.86%			3.36%			3.61%
Net interest margin (3)			3.74%			4.05%			3.90%
Ratio of average interest earning assets to average interest bearing liabilities			152.50%			158.78%			167.36%
(1)	Loan average balances are net of deferred origination fees and costs. Non-accrual loans are included in the average balances. Interest income on non-accruing loans is reflected in the period that it is collected, to the extent it is not applied to principal.
(2)	Interest rate spread is calculated as the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(3)	Net interest margin is calculated as net interest income divided by total average earning assets.
(4)	Average balances are average daily balances.

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

	Year ended December 31,			Year ended December 31,
	2024 compared to 2023			2023 compared to 2022
	Increase/(Decrease)			Increase/(Decrease)
	Attributable to			Attributable to
	Rate	Volume	Total	Rate	Volume	Total

	(Dollars in thousands)			(Dollars in thousands)
Interest earning assets
Fed funds sold and interest bearing balances in banks	$309	$5,181	$5,490	$8,574	$(1,010)	$7,564
Investments securities	908	1,079	1,987	1,375	(467)	908
FHLB stock and FRB stock	136	14	150	137	69	206
Total loans	3,221	(5,475)	(2,254)	9,592	1,002	10,594
Total interest income	4,574	799	5,373	19,678	(406)	19,272

Interest bearing liabilities
Savings	(4)	(24)	(28)	(6)	(21)	(27)
NOW accounts	(3)	(26)	(29)	(7)	(39)	(46)
Money market accounts	4,623	439	5,062	7,207	(207)	7,000
Time deposits	3,934	3,160	7,094	9,614	1,226	10,840
Total deposit accounts	8,550	3,549	12,099	16,808	959	17,767
Subordinated debt, net	(15)	—	(15)	—	—	—
Junior subordinated debentures, net	14	8	22	340	5	345
Other borrowings	—	—	—	—	—	—
Total interest expense	8,549	3,557	12,106	17,148	964	18,112
Net interest income	$(3,975)	$(2,758)	$(6,733)	$2,530	$(1,370)	$1,160

Provision for credit losses.  We recorded a $1.3 million provision for credit losses for the year ended December 31, 2024, compared to a $2.0 million provision for credit losses for the year ended December 31, 2023. As previously discussed, the provision for credit losses for the year ended December 31, 2024 was primarily driven by the replenishment of the allowance due to charge-offs and an increase in provision for credit losses for unfunded commitments. Net charge-offs totaled $5.0 million for the year ended December 31, 2024, of which $3.2 million was specifically reserved for, compared to net charge-offs of $550,000 in 2023. The quantitative reserve was impacted by declines in forecasted economic conditions for national gross domestic product and increasing forecasted national unemployment, both key indicators used to estimate credit losses. The reserve for individually evaluated loans decreased during the year primarily due to $3.2 million in charge-offs, as the associated collateral shortfalls were deemed uncollectable. No changes were made to the qualitative risk factor conclusions during the year ended December 31, 2024. The increase in the provision for credit loss for unfunded commitments of $375,000 for the year ended December 31, 2024 was primarily due to a new $9.5 million construction commitment and increased quantitative loss rates.

Noninterest income.  Noninterest income decreased $600,000, or 8.6%, to $6.4 million for the year ended December 31, 2024 compared to $7.0 million for the year ended December 31, 2023. The decrease was primarily due to a $500,000 loss on investment in a Small Business Investment Company (“SBIC”) fund in 2024 resulting from losses in the underlying fund, compared to a $1.1 million gain reported in 2023. Additionally, decreases in loan servicing fees and other fees, gain on sale of loans, and service charges and other fees further contributed to the decline. During the year ended December 31, 2024, the Company sold $3.6 million of SBA loans (the guaranteed portion), which generated a gain on sale of $287,000, compared to the sale of $7.2 million of SBA loans (the guaranteed portion) with a gain on sale of $508,000 for the year ended December 31, 2023. Offsetting these decreases was a $1.6 million increase in gain on equity securities resulting from positive fair value adjustments on these securities due to changes in market conditions.

The following table presents the key components of noninterest income for the years ended December 31, 2024 and 2023.

	December 31,
	2024	2023	$ Change	% Change

	(Dollars in thousands)
Gain on sale of loans	$287	$508	$(221)	(43.5)%
Gain (loss) on equity securities	463	(1,141)	1,604	(140.6)%
Service charges and other fees	3,352	3,570	(218)	(6.1)%
Loan servicing and other loan fees	1,550	1,879	(329)	(17.5)%
(Loss) income on investment in SBIC fund	(500)	1,097	(1,597)	(145.6)%
Other income and fees	1,225	1,064	161	15.1%
Total noninterest income	$6,377	$6,977	$(600)	(8.6)%

Noninterest expense.  Noninterest expense decreased $545,000, or 0.8%, to $64.1 million for the year ended December 31, 2024 compared to $64.7 million for the year ended December 31, 2023. The changes in noninterest expense included a $2.1 million decrease in salaries and employee benefits expense due to annual wage increases, partially offset by a $652,000 increase in data processing expense due to newly implemented services in the current year, a $517,000 increase in occupancy and equipment due to higher depreciation and property maintenance expense and $381,000 increase in other expense due to increased legal costs.

The following table presents the key components of noninterest expense for the periods indicated:

	Year ended December 31,
	2024	2023	$ Change	% Change

	(Dollars in thousands)
Salaries and employee benefits	$38,906	$41,001	$(2,095)	(5.1)%
Occupancy and equipment	8,675	8,158	517	6.3%
Data processing	7,274	6,622	652	9.8%
Other	9,278	8,897	381	4.3%
Total noninterest expense	$64,133	$64,678	$(545)	(0.8)%

Income taxes.   Income tax expense decreased $2.2 million, or 20.7%, to $8.5 million for the year ended December 31, 2024 from $10.7 million for the year ended December 31, 2023, reflecting an decrease in pre-tax income for the period ended December 31, 2024. The Company’s effective tax rate was 26.5% for the year ended December 31, 2024 compared to 28.1% for 2023.

Comparison of Operating Results for the Years Ended December 31, 2023 and 2022

For a discussion of the Company’s 2023 results compared to 2022, refer to Part I, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 15, 2024.

Liquidity and Capital Resources

Planning for our normal business liquidity needs, both expected and unexpected, is done on a daily and short term basis through the cash management function. On a longer term basis, it is accomplished through the budget and strategic planning functions, with support from internal asset/liability management software model projections.

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. We rely on several different sources to meet our potential liquidity demands. Our primary sources of funds are deposits, principal and interest payments on loans and proceeds from sale of loans. During the years ended December 31, 2024, 2023 and 2022, the Bank sold $14.0 million, $9.6 million and

$42.5 million in loans and loan participation interests, and received $299.9 million, $196.7 million and $469.6 million in principal repayments, respectively.

While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions, and competition.

During the years ended December 31, 2024 and 2023, deposits increased by $101.3 million and $47.3 million, respectively. Liquid assets in the form of cash and cash equivalents, time deposit in banks and investment securities available-for-sale increased to $557.6 million at December 31, 2024 from $471.9 million at December 31, 2023. Further, management believes that our security portfolio is of high quality, helping to ensure marketability. Securities purchased during the years ended December 31, 2024 and 2023, excluding FHLB and FRB stock, totaled $49.9 million and $25.3 million, while securities repayments, maturities and sales in those periods were $21.9 million, and $11.6 million, respectively. Certificates of deposit scheduled to mature in one year or less at December 31, 2024, totaled $485.2 million. It is management’s strategy to offer deposit rates that are competitive with other local financial institutions. As a result of this strategy, we believe that a significant portion of our maturing certificates of deposit will be retained.

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of December 31, 2024, the Bank had an available borrowing capacity of $540.2 million with the FHLB of San Francisco, with no borrowings outstanding at that date. The Bank also had Federal Funds lines with available commitments totaling $65.0 million with four correspondent banks. There were no amounts outstanding under these facilities at both December 31, 2024 and 2023. In addition, during the first quarter of 2024, the Bank was approved for discount window advances with the FRB of San Francisco secured by certain types of loans. At December 31, 2024, we had the ability to borrow up to $41.9 million from the FRB of San Francisco, with no FRB of San Francisco advances outstanding at that date. Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible.

Liquidity management is both a daily and long-term function of the Company’s management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer-term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and U.S. agency securities. We use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. Loan commitments and letters of credit were $73.4 million and $77.4 million, including $9.6 million and $133,000 of undisbursed construction and development loan commitments, at December 31, 2024 and 2023, respectively. For information regarding our commitments, see “Note 16 - Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10 K.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $31.5 million and $30.8 million for the years ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, net cash used in investing activities, which consisted primarily of net change in loans receivable and purchases, sales and maturities of investment securities, was $62.2 million compared to $80.4 million of net cash provided in investing activities for the year ended December 31, 2023. Financing activities, comprised primarily of net change in deposits, provided net cash of $87.1 million  and $19.5 million for the years ended December 31, 2024 and 2023, respectively.

We incur capital expenditures on an ongoing basis to expand and improve our product offerings, enhance and modernize our technology infrastructure, and to introduce new technology-based products to compete effectively in our markets. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, current and projected demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations. The Bank utilizes funds to acquire, upgrade, and maintain its equipment, IT infrastructure and operating locations, with the investment intended to provide longer-term utility to the Company’s business. Based on current capital allocation objectives, there are no projects scheduled for capital investments in premises, IT infrastructure and equipment during the year ending December 31, 2025 that would materially impact liquidity. We also have purchase obligations, generally with remaining terms of less than three years and contracts with various vendors to provide services, including information processing, for periods generally ranging from one to five years, for which our financial obligations are dependent upon acceptable performance by the vendor.

In addition, at December 31, 2024, we had other future obligations and accrued expenses of $32.4 million. As of December 31, 2024, we project that our future commitments will include $14.4 million of operating lease payments. As of December 31, 2024, there were $4.1 million of scheduled interest payments due on subordinated notes and junior subordinated debentures (excluding any other borrowings that may be made after December 31, 2024). In addition, at December 31, 2024, there were other future obligations and accrued expenses of $14.0 million. For information regarding our operating leases, see “Note 7, Leases” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K. We believe that our liquid assets combined with the available lines of credit provide adequate liquidity to meet our current financial obligations for at least the next 12 months.

BayCom Corp is a separate legal entity from the Bank and must provide for its own liquidity. At December 31, 2024, the Company, on an unconsolidated basis, had liquid assets of $9.7 million. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders, funds paid out for Company stock repurchases, and payments on trust-preferred securities and the subordinated notes issued at the holding company level. The Company has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends.

During 2024, the Company declared $5.0 million of cash dividends on its common stock, of with $1.7 million remained to be paid subsequent to year-end. The Company expects to continue to pay quarterly cash dividends on its common stock, subject to the Board of Director’s discretion to modify or terminate this practice at any time and for any reason without prior notice. On February 20, 2025, the Company declared a quarterly cash dividend of $0.15 per share on the Company’s outstanding common stock payable on April 10, 2025 to shareholders of record as of the close of business on March 13, 2025. Assuming continued payment during 2025 at this rate of $0.15 per share, our average total dividend paid each quarter would be approximately $1.7 million based on the number of our current outstanding shares at December 31, 2024. The dividends, if any, we may pay may be limited as more fully discussed under “Business – Supervision and Regulation – BayCom Corp – Dividends” and “– Regulatory Capital Requirements” contained in “Part I. Item 1. Business” of this Form 10-K.

From time to time, our Board of Directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans may also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. In May 2024, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to five percent of BayCom’s common stock, or approximately 560,000 shares. The repurchase program will expire on April 21, 2025, unless sooner completed. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares. See "Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Form 10-K for additional information relating to stock.

Regulatory capital. The Bank, as a state-chartered, federally insured commercial bank, and member of the Federal Reserve is subject to the capital requirements established by the Federal Reserve. The Federal Reserve requires the Bank to maintain capital adequacy that generally parallels the FDIC requirements. The capital adequacy requirements are quantitative measures established by regulation that require the Bank to maintain minimum amounts and ratios of capital. The FDIC requires the Bank to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 Leverage Capital to average assets. Consistent with our goal to operate a sound and profitable organization, our policy is for the Bank to maintain “Well Capitalized” status under the Federal Reserve regulations. Based on capital levels at December 31, 2024 and 2023, the Bank was considered to be Well Capitalized.

The table below shows the capital ratios under the Basel III capital framework as of the dates indicated:

					Minimum
			Minimum		Regulatory
			Regulatory		Requirement for
	Actual		Requirement		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
BayCom Corp
As of December 31, 2024
Tier 1 leverage ratio	$294,714	11.83%	$99,682	4.00%	$124,603	5.00%
Common equity tier 1 capital	294,714	14.41	92,030	4.50	132,932	6.50
Tier 1 capital to risk-weighted assets	304,199	14.87	122,707	6.00	163,609	8.00
Total capital to risk-weighted assets	387,384	18.94	163,609	8.00	204,511	10.00
United Business Bank
As of December 31, 2024
Tier 1 leverage ratio	$342,614	13.42%	$102,137	4.00%	$127,671	5.00%
Common equity tier 1 capital	342,614	16.94	90,995	4.50	131,437	6.50
Tier 1 capital to risk-weighted assets	342,614	16.94	121,326	6.00	161,768	8.00
Total capital to risk-weighted assets	361,114	17.86	161,768	8.00	202,210	10.00

In addition to the minimum capital ratios, the Bank must maintain a capital conservation buffer consisting of additional Common Equity Tier 1 capital greater than 2.5% above the required minimum levels to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. At December 31, 2024, the Bank’s Common Equity Tier 1 capital exceeded the required capital conservation buffer.

For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company’s subsidiary banks to be Well Capitalized under the prompt corrective action regulations. If the Company were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at December 31, 2024, the Company would have exceeded all regulatory capital requirements.

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

Interest Rate Risk.  Interest rate risk is the risk to earnings and values arising from changes in market interest rates. Interest rate risk arises from timing differences in the repricing and maturities of interest earning assets and interest bearing liabilities (reprice risk), changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers’ ability to prepay residential mortgage loans at any time and depositors’ ability to redeem certificates of deposit before maturity (option risk), changes in the shape of the yield curve where interest rates increase or decrease in a nonparallel fashion (yield curve risk), and changes in spread relationships between different yield curves, such as U.S. Treasuries and SOFR (basis risk).

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

	Net Interest Income Sensitivity Immediate Changes in Rates (1)
	-300	-200	-100	+100	+200	+300

			(Dollars in thousands)
December 31, 2024
Dollar change	$(24,725)	$(15,384)	$(6,089)	$3,559	$6,284	$8,289
Percent change	(12)%	(7)%	(3)%	2%	3%	4%
December 31, 2023
Dollar change	$(24,515)	$(13,747)	$(4,176)	$(2,007)	$(2,449)	$(3,424)
Percent change	(12)%	(6)%	(2)%	(1)%	(1)%	(2)%
(1)	This data does not reflect any actions that we may undertake in response to changes in interest rates such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on net interest income, if any.

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

BayCom Corp and Subsidiary

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of BayCom Corp and Subsidiary (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses for Loans and Leases

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for credit losses for loans balance was $17.9 million as of December 31, 2024, and is estimated using relevant information, from both internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts.

We identified the estimation of qualitative internal and external risk factors within the calculation of the allowance for credit losses as a critical audit matter. The principal considerations for our determination of the allowance for credit losses as a critical audit matter is the subjectivity and significant judgment required by management in the determination of these key assumptions. Auditing management’s judgements regarding the qualitative internal and external risk factors involved significant audit effort, including a high degree of subjectivity and judgment when performing the audit procedures and evaluating the results of those procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included evaluating the design and testing the operating effectiveness of internal controls relating to management’s calculation of the allowance for credit losses on loans, including controls related to evaluation of the qualitative internal and external risk factors. Our audit procedures included the following, among others:

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

March 14, 2025

We have served as the Company’s auditor since 2018.

BAYCOM CORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2024 and 2023

(In thousands, except for share data)

	December 31,	December 31,
	2024	2023
ASSETS
Cash due from banks	$23,138	$17,901
Federal funds sold and interest-bearing balances in banks	340,894	289,638
Cash and cash equivalents	364,032	307,539
Time deposits in banks	249	1,245
Investment securities available-for-sale ("AFS"), at fair value, net of allowance for credit losses of $0 at both December 31, 2024 and December 31, 2023	193,328	163,152
Equity securities, at fair value	13,120	12,585
Federal Home Loan Bank ("FHLB") stock, at par	11,313	11,313
Federal Reserve Bank ("FRB") stock, at par	9,645	9,626
Loans held for sale	2,216	—
Loans, net of allowance for credit losses of $17,900 at December 31, 2024 and $22,000 at December 31, 2023	1,934,996	1,905,829
Premises and equipment, net	13,386	13,734
Core deposit intangible, net	2,693	3,915
Cash surrender value of bank owned life insurance ("BOLI") policies, net	23,591	22,867
Right-of-use assets ("ROU"), net	13,383	13,939
Goodwill	38,838	38,838
Interest receivable and other assets	43,718	47,378
Total assets	$2,664,508	$2,551,960
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest and interest bearing deposits	$2,234,009	$2,132,750
Junior subordinated deferrable interest debentures, net	8,645	8,565
Subordinated debt, net	63,736	63,881
Salary continuation plan	4,737	4,552
Lease liabilities	14,383	14,752
Interest payable and other liabilities	14,632	14,591
Total liabilities	2,340,142	2,239,091
Commitments and contingencies (Note 16)
Shareholders' equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding at both December 31, 2024 and December 31, 2023	—	—
Common stock, no par value; 100,000,000 shares authorized; 11,121,475 and 11,551,271 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	172,254	180,913
Additional paid in capital	287	287
Accumulated other comprehensive loss, net of tax	(13,006)	(14,592)
Retained earnings	164,831	146,261
Total shareholders’ equity	324,366	312,869
Total liabilities and shareholders’ equity	$2,664,508	$2,551,960

The accompanying notes are an integral part of the consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2024, 2023 and 2022

(In thousands, except for share and per share data)

	2024	2023	2022
			(As Restated)
Interest income:
Loans, including fees	$104,062	$106,316	$95,722
Investment securities	8,980	6,993	6,085
Fed funds sold and interest-bearing balances in banks	17,079	11,589	4,025
FHLB dividends	1,011	862	684
FRB dividends	578	577	549
Total interest and dividend income	131,710	126,337	107,065
Interest expense:
Deposits	36,139	24,040	6,273
Subordinated debt	3,567	3,582	3,582
Junior subordinated deferrable interest debentures	863	841	496
Total interest expense	40,569	28,463	10,351
Net interest income	91,141	97,874	96,714
Provision for credit losses	1,265	2,015	4,441
Net interest income after provision for credit losses	89,876	95,859	92,273
Noninterest income:
Gain on sale of loans	287	508	2,747
Gain (loss) on equity securities	463	(1,141)	(4,573)
Service charges and other fees	3,352	3,570	3,107
Loan servicing and other loan fees	1,550	1,879	2,176
(Loss) income on investment in Small Business Investment Company (“SBIC”) fund	(500)	1,097	(70)
Bargain purchase gain	—	—	1,665
Other income and fees	1,225	1,064	1,048
Total noninterest income	6,377	6,977	6,100
Noninterest expense:
Salaries and employee benefits	38,906	41,001	40,480
Occupancy and equipment	8,675	8,158	8,384
Data processing	7,274	6,622	6,969
Other expense	9,278	8,897	10,102
Total noninterest expense	64,133	64,678	65,935
Income before provision for income taxes	32,120	38,158	32,438
Provision for income taxes	8,506	10,733	8,708
Net income	$23,614	$27,425	$23,730
Earnings per common share:
Basic earnings per common share	$2.10	$2.27	$1.81
Weighted average common shares outstanding	11,262,409	12,074,198	13,124,179

Diluted earnings per common share	$2.10	$2.27	$1.81
Weighted average common shares outstanding	11,262,409	12,074,198	13,124,179

The accompanying notes are an integral part of the consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31, 2024, 2023 and 2022

(In thousands)

	2024	2023	2022
			(As Restated)
Net income	$23,614	$27,425	$23,730
Other comprehensive income (loss):
Change in unrealized gain (loss) on AFS securities	2,303	(4,255)	(19,275)
Deferred tax (expense) benefit	(717)	1,224	5,548
Other comprehensive income (loss), net of tax	1,586	(3,031)	(13,727)
Total comprehensive income	$25,200	$24,394	$10,003

The accompanying notes are an integral part of the consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended December 31, 2024, 2023 and 2022

(In thousands, except for share data)

				Accumulated
		Common	Additional	Other		Total
	Number of	Stock	Paid in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Capital	Income/(Loss)	Earnings	Equity
Balance, January 1, 2022	10,680,386	$157,098	$287	$2,166	$103,056	$262,607
Net income					23,730	23,730
Other comprehensive loss, net				(13,727)		(13,727)
Restricted stock granted	33,091					—
Forfeiture of restricted stock granted	(1,854)					—
Issuance of common shares to acquire Pacific Enterprise Bancorp	3,032,579	64,140				64,140
Cash dividends of $0.20 per share					(2,664)	(2,664)
Stock based compensation		1,022				1,022
Repurchase of shares	(905,740)	(17,959)				(17,959)
Balance, December 31, 2022 (As Restated)	12,838,462	$204,301	$287	$(11,561)	$124,122	$317,149
Net income					27,425	27,425
Other comprehensive loss, net				(3,031)		(3,031)
Cumulative change from adoption of ASU 2016-13, net of tax					(491)	(491)
Restricted stock granted	41,849					—
Cash dividends of $0.40 per share					(4,795)	(4,795)
Stock based compensation		726				726
Repurchase of shares	(1,329,040)	(24,114)				(24,114)
Balance, December 31, 2023	11,551,271	$180,913	$287	$(14,592)	$146,261	$312,869
Net income					23,614	23,614
Other comprehensive income, net				1,586		1,586
Restricted stock granted	33,760					—
Forfeiture of restricted stock granted	(7,902)
Cash dividends of $0.45 per share					(5,044)	(5,044)
Stock based compensation		588				588
Repurchase of shares	(455,654)	(9,247)				(9,247)
Balance, December 31, 2024	11,121,475	$172,254	$287	$(13,006)	$164,831	$324,366

The accompanying notes are an integral part of the consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2024, 2023 and 2022

(In thousands)

	Year ended
	December 31,
	2024	2023	2022
			(As Restated)
Cash flows from operating activities:
Net income	$23,614	$27,425	$23,730
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,265	2,015	4,441
Deferred tax expense (benefit)	801	1	(1,712)
Amortization (accretion) on acquired loans	28	(876)	(375)
Gain on sale of loans	(287)	(508)	(2,747)
Proceeds from sale of loans originated for sale	4,749	9,585	42,515
Loans originated for sale	(3,562)	(7,201)	(33,957)
Loss on sale of OREO	—	21	—
Bargain purchase gain	—	—	(1,665)
Accretion on junior subordinated debentures	80	81	81
Gain on repayment of subordinated debt, net	(34)	—	—
Increase in cash surrender value of life insurance policies	(724)	(674)	(603)
Amortization/accretion of premiums/discounts on investment securities, net	35	340	592
(Gain) loss on equity securities	(463)	1,141	4,573
Depreciation and amortization	2,045	1,677	1,975
Core deposit intangible amortization	1,222	1,286	2,044
Stock based compensation expense	588	726	1,022
Decrease in deferred loan origination fees, net	(93)	(138)	(1,821)
Net change in interest receivable and other assets	2,515	1,753	(2,342)
Increase (decrease) in salary continuation plan, net	185	(288)	447
Net change in interest payable and other liabilities	(1,607)	(5,564)	3,414
Net cash provided by operating activities	30,357	30,802	39,612
Cash flows from investing activities:
Proceeds from maturities of interest bearing deposits in banks	996	996	1,344
Purchase of investment securities AFS	(49,856)	(25,267)	(28,878)
Purchase of equity securities	—	—	—
Proceeds from maturities, repayments and calls of investment securities AFS	21,877	11,555	11,052
Proceeds from sales of investment securities AFS	—	—	63
Purchase of FHLB stock	—	(634)	—
Purchase of FRB stock	(19)	(24)	(1,010)
Proceeds from sale of loans	6,337	—	—
Purchase of loans	(86,071)	(17,719)	(13,975)
Decrease in loans, net	46,251	113,618	67,764
Purchase of equipment and leasehold improvements, net	(1,701)	(2,123)	(843)
Net cash received for acquisitions	—	—	18,423
Net cash (used in) provided by investing activities	(62,186)	80,402	53,940

The accompanying notes are an integral part of the consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

For the years ended December 31, 2024, 2023 and 2022

(In thousands)

	Year ended
	December 31,
	2024	2023	2022
			(As Restated)
Cash flows from financing activities:
Increase (decrease) in noninterest and interest bearing deposits in banks, net	22,100	(136,624)	(30,954)
Increase (decrease) in time deposits, net	79,159	183,895	(245,491)
Repayment of subordinated debt, net	(315)	—	—
Repurchase of common stock	(9,247)	(24,114)	(17,959)
Dividends paid on common stock	(3,375)	(3,637)	(2,020)
Net cash provided by (used in) financing activities	88,322	19,520	(296,424)
Increase (decrease) in cash and cash equivalents	56,493	130,724	(202,872)
Cash and cash equivalents at beginning of period	307,539	176,815	379,687
Cash and cash equivalents at end of period	$364,032	$307,539	$176,815

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$40,643	$26,961	$10,246
Income taxes paid, net	6,502	12,151	7,648

Non-cash investing and financing activities:
Change in unrealized gain (loss) on AFS securities, net of tax	$1,586	$(3,031)	$(13,727)
Transfer of loans to held-for-sale	2,216	—	—
Recognition of ROU assets in exchange for lease obligations	3,231	644	3,256
Cash dividends declared on common stock not yet paid	(1,669)	(1,158)	(644)

Acquisition:
Assets acquired, net of cash received	$—	$—	$440,785
Liabilities assumed	—	—	380,055
Common stock issued	—	—	64,140

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

The Bank, formerly known as Bay Commercial Bank, opened for business on July 20, 2004. The Bank provides a broad range of financial services primarily to local small and mid-sized businesses, service professionals and individuals through its 35 full-service banking branches. The main office is located in Walnut Creek, California and branch offices are located in Oakland, Castro Valley, Mountain View, Stockton, Pleasanton, Livermore, San Jose, Long Beach, Sacramento, San Francisco, Buena Park, Los Angeles, Garden Grove, Waterloo and Irvine, California; Las Vegas, Nevada; Seattle, Washington (2); New Mexico (5); and Colorado (11). The Company is subject to regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve”). The Bank is subject to regulation by the California Department of Financial Protection and Innovation (“DFPI”), which until September 29, 2020 was known as the California Department of Business Oversight, and as a state-member bank, by the Federal Reserve.

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

The accounting preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates reflected in the consolidated financial statements include the allowance for credit losses on loans. Actual results could differ from these estimates. Dollar amounts presented in the consolidated financial statements and footnote tables are rounded and presented to the nearest thousands of dollars except per share amounts. If the amount is above $1.0 million, it is rounded one decimal point, and if it is above $1.0 billion, it is rounded two decimal points.

Segment Reporting

The Company operates as one operating segment which is reported in a manner consistent with the internal consolidated reporting provided to the chief operating decision-maker (“CODM”). The CODM is responsible for the allocation of resources and assessing the performance of the operating segment and has been identified as the CEO of the Company.  The CODM monitors financial performance and evaluates the revenue streams of the Company’s various products, services, locations, and operations on a company-wide basis. Accordingly, we consider all of our operations to be aggregated in one reportable operating segment. Refer to Note 24—Segment Information of the notes to our audited Consolidated Financial Statements contained in Item 8 of this report for additional information.

Business Combinations

We apply the acquisition method of accounting for business combinations. Under the acquisition method, the acquiring entity in a business combination recognizes all the identifiable assets acquired and liabilities assumed at their acquisition date fair values. Management utilizes prevailing valuation techniques appropriate for the asset or liability being measured in determining these fair values. Any excess of the purchase price over amounts allocated to assets acquired, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. Where amounts allocated to assets acquired and liabilities assumed is greater than the purchase price, a bargain purchase gain is recognized. Acquisition related costs are expensed as incurred unless they are directly attributable to the issuance of the Company’s common stock in a business combination. The acquired assets and assumed liabilities, both tangible and intangible for all acquisitions were measured at estimated fair values, as required by the acquisition method of accounting for business combinations, Financial Accounting Standards Board (“FASB”) ASC 805, Business Combinations. Management made significant estimates and exercised significant judgment in accounting for the acquisition.

On February 1, 2022, the Company acquired all of the assets and assumed all of the liabilities of Pacific Enterprise Bancorp (“PEB”) and its wholly owned subsidiary, Pacific Enterprise Bank, under a Merger and Plan of Reorganization dated September 7, 2021. For additional information, see “Note 2-Acquisitions.”

Cash and Cash Equivalents

Cash equivalents are defined as short-term, highly liquid investments both readily convertible into known amounts of cash and so near maturity that there is insignificant risk of change in value because of changes in interest rates. Generally, only investments with original maturities of three months or less at the time of purchase qualify as cash equivalents. Cash and cash equivalents include cash and due from banks and federal funds sold. Generally, banks are required to maintain noninterest bearing cash reserves equal to a percentage of certain deposits. For the years ended December 31, 2024 and 2023, $160.3 million and $166.3 million in reserve balances were required, respectively.

As of December 31, 2024 and 2023, the Company had cash deposits at other financial institutions in excess of Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company places these deposits with major financial institutions and management monitors the financial condition of these institutions and believes the risk of loss to be minimal. At both December 31, 2024 and December 31, 2023, the Company did not hold interest bearing money market accounts in these financial institutions.

Interest Bearing Time Deposits in Banks

The Company invests in time deposits with other banks. At December 31, 2024 and 2023, the time deposits with other banks totaled $249,000 and $1.2 million, with a yield of 2.25% and 2.64%, respectively. These deposits do not exceed FDIC limits and mature in one year.

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

Allowance for Credit Losses for Investment Debt Securities Available-For-Sale

Prior to the adoption of ASU 2016-13, declines in the fair value of securities below their cost deemed to be other-than-temporary impairment ("OTTI") were reflected in operations as realized losses. Upon adoption of ASU 2016-13, for investment debt securities AFS in a loss position, the Company evaluates whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Impairment may result from either a decline in the financial condition of the issuing entity or in the case of fixed interest rate investments, from rising interest rates. In making this assessment, management considers the length of time and the extent to which fair value is less than amortized cost, the nature of the security, the underlying collateral, and the financial condition and prospects of the issuer, among other factors. This assessment also includes a determination of whether the Company intends to sell the security, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses.

Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Changes in the allowance for AFS securities are recorded as provision for (or reversal of) credit loss. However, if the uncollectibility of an AFS security is confirmed or if the Company intends to sell an impaired AFS debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount is recognized in earnings with a corresponding adjustment to the security's amortized cost basis.

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

Loans Purchased and Acquired

From time to time, the Company may purchase whole-loans including multi-family residential, single-family residential and commercial and industrial loans, both inside and outside its markets, to augment our loan portfolio. The purchase decision is usually based on several factors, including current loan origination volumes, market interest rates, excess liquidity, our continuous efforts to meet the credit needs of certain borrowers under the Community Reinvestment Act (“CRA”), as well as other asset/liability management strategies. All purchased loans are selected using the Bank’s normal underwriting criteria at the time of purchase, or in some cases guaranteed by third parties. Discounts or premiums on purchased loans are accreted or amortized to interest income using the effective interest method or straight-line method over the remaining period to contractual maturity.

The Company adopted ASC 326 using the prospective transition approach for financial assets purchased with credit deterioration (“PCD”) that were previously classified as purchase credit impaired (“PCI”) and accounted for under ASC 310-30. In accordance with ASC 326, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. The remaining noncredit discount (based on the adjusted amortized costs basis) will be accreted into interest income at the effective interest rate as of adoption. An allowance for credit losses is established as of the acquisition date or upon the adoption of CECL for loans previously classified as acquired impaired, as PCD loans are no longer recorded net of a credit-related acquisition adjustment.

Acquired PCD loans

The Company has purchased loans, some of which have experienced more than insignificant credit deterioration since origination. PCD loans are loans acquired at a discount that is due, in part, to credit quality deterioration since origination which may be determined through observation of missed payments, downgrade in risk rating, deterioration of a borrower's financial trends or other observable factors including subjectivity utilized by management. PCD loans are initially recorded at fair value, by taking the sum of the present value of expected future cash flows and an allowance for credit losses, at acquisition. The allowance for credit losses for PCD loans is recorded through a gross-up of reserves on the consolidated balance sheets. An allowance for credit losses is determined using the same methodology as other loans held for investment. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent to acquisition, the allowance for credit losses for PCD loans will generally follow the same forward-looking estimation, provision, and charge-off process as non-PCD acquired and originated loans. Subsequent changes to the allowance for credit losses are recorded through credit loss expense.

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

Salaries, employee benefits and other expenses totaling $1.3 million, $663,000 and $2.2 million were deferred as loan origination costs for the years ended December 31, 2024, 2023 and 2022, respectively.

Allowance for Credit Losses on Loans

Since January 1, 2023, the Company has measured credit losses under ASU 2016-03 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaced the incurred loss methodology, and is referred to as the current expected credit loss, or CECL, methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables.

The allowance for credit losses is the combination of the allowance for credit losses for loans and the reserve for unfunded loan commitments. The allowance for credit losses for loans is reported as a reduction of the amortized cost basis of loans, while the reserve for unfunded loan commitments is included within "Interest payable and other liabilities" on the consolidated balance sheets. The amortized cost basis of loans does not include accrued interest receivable, which is included in "Interest receivable and other assets" on the consolidated balance sheets. The "Provision for credit losses" on the consolidated statements of income is a combination of the provision for credit losses for loans, unfunded loan commitments, and investment securities AFS.

The allowance for credit losses on loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes uncollectibility of the loan is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off. Periodically, the Company charges current earnings with provisions for estimated probable losses of loans receivable. Regardless of the determination that a charge-off is appropriate for financial accounting purposes, the Company manages its loan portfolio by continually monitoring, where possible, a borrower's ability to pay through the collection of financial information, delinquency status, borrower discussion and the encouragement to repay in accordance with the original contract or modified terms, if appropriate.

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

Loans that do not share risk characteristics are evaluated on an individual basis and are not included in the collective evaluation. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral, adjusted for undiscounted selling costs as appropriate. When the discounted cash flow method is used to determine the allowance for credit losses, management does not adjust the effective interest rate used to discount expected cash flows to incorporate expected prepayments, or the loan’s obtainable market price.

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

Portfolio segments identified by the Company include commercial and industrial, construction and land, commercial real estate, including multifamily, residential real estate and consumer. This evaluation is inherently subjective and requires estimates that are susceptible to significant change as additional or new information becomes available. Relevant risk characteristics for the Company’s loan portfolio segments include vintage of the loan, debt service coverage, loan-to-value ratios and other financial performance ratios.

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

For additional information regarding our allowance for credit losses, see “Critical Accounting Estimates” in “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reserve for Unfunded Commitments

The reserve for unfunded commitments is established through a provision for credit losses-unfunded commitments, the changes of which are recorded in provision for credit losses and the reserve amount is included within “Interest payable and other liabilities” on the consolidated balance sheets. The reserve for unfunded commitments is an amount that management believes will be adequate to absorb probable losses inherent in existing commitments, including unused portions of revolving lines of credit and other loans, standby letters of credit, and unused deposit account overdraft privileges. The reserve for unfunded commitments is based on evaluations of the collectability, and prior loss experience of unfunded commitments. The evaluations take into consideration such factors as changes in the nature and size of the loan portfolio, overall loan portfolio quality, loan concentrations, specific problem loans and related unfunded commitments, and current economic conditions that may affect the borrower’s or depositor’s ability to pay.

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

Other Real Estate Owned

OREO acquired through, or in lieu of, foreclosure is held-for-sale and initially recorded at fair value, less selling expenses. At transfer, any write-downs to fair value are charged to the allowance for credit losses. Costs to hold OREO are expensed when incurred. After transfer, the Company obtains updated appraisals or market valuation analyses on all OREO and is able to update information collected at time of transfer. If the periodic valuation indicates a decline in the fair value below recorded carrying value, an additional write-down or valuation allowance for OREO losses is established as a charge to earnings. Fair value is based on current market conditions, appraisals, and estimated sales values of similar properties. Operating expenses of such properties, net of related income, are included in other expenses.

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

The operating lease right of use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term, and the operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized on the lease commencement date based on the present value of lease payments over the lease term. Some of the Company's lease agreements include options to renew at the Company's discretion. The extensions are not reasonably certain to be exercised; therefore, they were not considered in the calculation of the ROU assets and lease liabilities. No significant judgments or assumptions were involved in developing the estimated operating lease liabilities as the Company’s operating lease liabilities largely represent future rental expenses associated with operating leases and the borrowing rates are based on publicly available interest rates.

Goodwill, Core Deposit Intangible and Long-Lived Assets

Goodwill is determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquired assets, over the fair value of the net assets acquired and the liabilities assumed as of the acquisition date. Goodwill is reviewed for impairment annually, or between annual assessments if a triggering event occurs or circumstances change that would more likely than not result in the fair value of a reporting unit being below its carrying amount. We make a qualitative assessment whether it is more likely than not that the fair value of a reporting unit where goodwill is assigned is less than its carrying amount. Such indicators may include, among others: a significant adverse change in legal factors or in the general business climate; significant decline in the Company’s stock price and market capitalization; unanticipated competition; and an adverse action or assessment by a regulator. Any adverse changes in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our financial condition and results of operations. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Core deposit intangible represents the estimated future benefit of deposits related to an acquisition and is booked separately from the related deposits and amortized over an estimated useful life of three to ten years. The Company performed its annual impairment analysis and determined no impairment existed as of December 31, 2024.

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

Servicing Assets and Liabilities

In connection with the sale of the Company’s Small Business Administration (“SBA”) loans, the Company recognizes servicing assets when servicing rights are retained. The gain or loss on sale of loans depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. All servicing assets and liabilities are initially measured at fair value. The Company initially recognizes and measures at fair value servicing rights obtained by SBA loan sales. The Company subsequently measures these servicing assets by using the amortization method, which amortizes servicing assets in proportion to, and over the period of, estimated net servicing income. The amortization of the servicing assets is analyzed periodically for impairment, and is adjusted to reflect changes in prepayment rates and other estimates. The servicing asset and the related amortization are netted against other non-operating income in the consolidated statement of income. Gain or loss on sale of loans is included in noninterest income.

Loans serviced for others totaled $164.8 million and $216.6 million as of December 31, 2024 and 2023, respectively. Servicing assets, included in interest receivable and other assets in the consolidated statements of financial condition, totaled $673,000 and $1.3 million as of December 31, 2024 and 2023, respectively. There were no servicing liabilities included in interest payable and other liabilities on the consolidated balance sheets at both December 31, 2024 and December 31, 2023.

Loans Held for Sale

Periodically, the Company sells loans and retains the servicing rights. The gain or loss on sale of loans depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer.

The portions of the SBA loans that are guaranteed by the SBA are classified by management as loans held for sale since the Company intends to sell these loans. Loans held for sale are recorded at their lower aggregate cost or estimated fair value. During 2024, the Company sold $3.6 million of SBA loans (guaranteed portion) in the secondary market, all of which settled by end of year 2024. During 2023, the Company sold $7.2 million of SBA loans (guaranteed portion) the secondary market, all of which settled by end of year 2023.

The fair value of SBA loans held for sale is based primarily on prices that secondary markets are currently offering for loans with similar characteristics. Net unrealized losses, if any, are recognized through a valuation allowance charged to income. The carrying value of SBA loans held for sale is net of premiums as well as deferred origination fees and costs. Premiums and net origination fees and costs are deferred and included in the basis of the loans in calculating gains or losses upon sale. SBA loans are generally secured by the borrowing entities’ assets such accounts receivable, property and equipment and other business assets. The Company generally recognizes gains and losses on these loan sales based on the differences between the sales proceeds received and the allocated carrying value of the loans sold (which can include deferred premiums and net origination fees and costs). The non-guaranteed portion of the SBA loans is not typically sold by the Company and is classified as held for investment.

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

Most of our revenue-generating transactions are not subject to Topic 606, including revenue generated from financial instruments, such as our loans and investment securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not within the scope of the new guidance. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with clients, and therefore, does not experience significant contract balances. As of December 31, 2024 and December 31, 2023, the Company did not have any significant contract balances. The following are descriptions of revenues within the scope of ASC 606.

Deposit fees and service charges

The Company earns fees from its deposit clients for account maintenance, transaction-based and overdraft services. Account maintenance fees consist primarily of account fees and analyzed account fees charged on deposit accounts monthly. The performance obligation is satisfied and the fees are recognized monthly as the service period is completed. Transaction-based fees on deposit accounts are charged to deposit clients for specific services provided to the client, such as non-sufficient fund fees, overdraft fees, and wire fees. The performance obligation is completed as the transaction occurs and the fees are recognized at the time each specific service is provided to the client.

Debit and ATM interchange fee income and expenses

Debit and ATM interchange income represent fees earned when a debit card issued by the Company is used. The Company earns interchange fees from debit cardholder transactions through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. The performance obligation is satisfied and the fees are earned when the cost of the transaction is charged to the cardholder’s debit card. Certain expenses directly associated with the credit and debit card are recorded on a net basis with the interchange income.

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

Stock Based Compensation

Restricted Equity Grants

The Company granted restricted stock to directors and employees in 2024 and 2023. The grant-date fair value of the award is amortized on the straight-line basis over the requisite service period, which is generally the vesting period, as compensation expense in salaries and benefits for employees and other noninterest expense for directors.

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

Repurchase of Common Stock

In May 2024, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to 560,000 shares, or approximately 5.0%, of the Company’s outstanding common stock over a one year period. Under the repurchase program, the Company is authorized to repurchase its common stock through open market purchases, privately-negotiated transactions, or pursuant to any trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in compliance with Rule 10b-18 of the Exchange Act. The repurchase program does not obligate the Company to acquire any specific number of shares in any period, and may be expanded, extended, modified or discontinued at any time. As of December 31, 2024, 464,098 shares of Company common stock remained available for future purchases under the repurchase program.

Comprehensive Income (Loss)

Comprehensive income (loss) includes disclosure of other comprehensive income or loss that historically has not been recognized in the calculation of net income or loss. Unrealized gains and losses on the Company’s AFS investment debt securities are included in other comprehensive income or loss. Total comprehensive income or loss and the components of accumulated other comprehensive income are presented as a separate statement of comprehensive income.

Loss Contingencies and Legal Claims

In the normal course of business, the Company may be subject to claims and lawsuits. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits, if any, will not have a material adverse effect on the financial position of the Company.

Recent Accounting Guidance Adopted

On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13 Financial Instruments — Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in certain leases. In addition, ASU 2016-13 made changes to the accounting for AFS debt securities. One such change requires increases or decreases in credit losses to be presented as an allowance rather than as a write-down on AFS debt securities, based on management's intent to sell the security or likelihood the Company will be required to sell the security, before recovery of the amortized cost basis. The Company adopted ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for the reporting periods beginning on and after January 1, 2023 are presented under ASU 2016-13 while prior period amounts continue to be reported in accordance with the previously applicable standard. The Company adopted ASU 2016-13 using the prospective transition approach for financial assets PCD that were previously classified as purchase credit impaired (“PCI”) and accounted for under ASC 310-30. In accordance with ASU 2016-13, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. The remaining noncredit discount (based on the adjusted amortized costs basis) will be accreted into interest income at the effective interest rate as of adoption. The Company recognized an increase in the allowance for credit loss on loans totaling $1.5 million (which included a reclassification of the net credit discounts on acquired PCI loans to the allowance for credit losses of $845,000) and an increase to the allowance for credit losses on unfunded commitments of $45,000, as a cumulative effect adjustment from change in accounting policies, with a corresponding after-tax decrease to opening retained earnings of $491,000.

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

Segment Reporting – Improvements to Reportable Segment Disclosures (Topic 280) – In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, enhanced interim disclosure requirements, clarifying circumstances in which an entity can disclose multiple segment measures of profit or loss, providing new segment disclosure requirements for entities with a single reportable segment, and requiring other disclosures. The amendments are effective for annual reporting periods beginning after December 15, 2023 (i.e., 2024 Form 10-K) and interim periods within fiscal years beginning after December 31, 2024, and must be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The disclosure requirements of this update did not have a material effect on the Company’s consolidated financial statements. See Note 24—Segment Information.

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

Income Taxes – Improvements to Income Tax Disclosures (Topic 740) – In December 2023, the FASB issued ASU 2023-09 to provide additional transparency into an entity’s income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The standard requires that public business entities disclose, on an annual basis, specific categories in the rate reconciliation and additional information for reconciling items meeting a certain quantitative threshold. The amendments also require that entities disclose on an annual basis: 1) income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes and 2) the income taxes paid (net of refunds received) disaggregated by individual jurisdictions exceeding 5% of total income taxes paid (net of refunds received). The amendments are effective for public business entities for annual periods beginning after December 15, 2024. The Company is evaluating the accounting and disclosure requirements of this update and does not expect them to have a material effect on the Company’s consolidated financial statements.

Reference Rate Reform (Topic 848) - In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04, Reference Rate Reform (Topic 848). The amendments in this ASU are elective and provide optional guidance for a limited period of time to ease the potential burden of accounting for, or recognizing the effects of, reference rate reform. The amendments in this ASU provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offer Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The amendments in this ASU may be elected through December 31, 2024 (as amended by ASU No. 2022-06 discussed below). An entity may elect the amendments in this update for an interim period with adoption methods varying based on transaction type. We have not elected to apply amendments at this time and will assess the applicability of this ASU to us as we continue to monitor guidance for reference rate reform from FASB and its impact on our financial condition and results of operations. The Company does not expect the adoption of ASU 2020-04 to have a material impact on its consolidated financial statements.

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

2.            ACQUISITIONS

On February 1, 2022, the Company completed its acquisition of PEB. As of the acquisition date, PEB merged into the Company and Pacific Enterprise Bank, PEB’s wholly owned bank subsidiary, merged into the Bank. The acquisition expanded the Company’s market share in California with one branch in Irvine. At the effective time of the PEB merger, the Company paid aggregate consideration to PEB shareholders of approximately $64.1 million, consisting of 3,032,579 shares of Company common stock and $275,000 in cash. Noninterest income for the year ended December 31, 2022 included $1.7 million in bargain purchase gain, and included in noninterest expense was $3.1 million of nonrecurring acquisition-related expenses, related to the Company’s acquisition of PEB.

The following table summarizes the fair value of the assets acquired and liabilities assumed at the acquisition date:

PEB
Acquisition
Date
February 1, 2022
Fair value of assets:
Cash and due from banks	$5,350
Total cash and cash equivalents	5,350

Interest bearing deposits in banks	13,348
Investment securities AFS	3
FHLB stock, at par	2,294
FRB stock, at par	942
Loans, net	412,851
Premises and equipment, net	221
Core deposit intangible	756
Deferred tax assets, net	1,192
Interest receivable and other assets	9,178
Total assets acquired	446,135
Liabilities:
Deposits
Noninterest bearing	60,006
Interest bearing	316,679
Total Deposits	376,685

Interest payable and other liabilities	3,370
Total liabilities assumed	380,055

Stock consideration	64,140
Cash consideration	275
Bargain purchase gain	$1,665

The following table presents the net assets acquired and the estimated fair value adjustments, which resulted in a bargain purchase gain at the acquisition date:

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

Unaudited pro forma net interest income, net income and earnings per share are presented below:

	December 31,
	2024	2023	2022 (As Restated)
Net interest income	$91,141	$97,874	$97,566
Net income	23,614	27,425	20,992
Basic earnings per share	$2.10	$2.27	$1.56
Diluted earnings per share	2.10	2.27	1.56

These amounts include the acquisition-related third party expenses, accretion of the discounts on acquired loans and amortization of the fair value mark adjustments on core deposit intangible.

Acquisition Expenses

Acquisition expenses are recognized as incurred and continue until all systems are converted and operational functions become fully integrated. No acquisition expenses were incurred in 2024 and 2023. The Company incurred third-party acquisition expenses in the consolidated statements of income for the year ended December 31, 2022, as follows:

December 31, 2022
PEB
Severance expense	$556
Occupancy expense	375
Data processing	1,073
Professional fees	724
Other expenses	347
Total	$3,075

3.            INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as AFS at the dates indicated are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
December 31, 2024
U.S. Government Agencies	$1,949	$—	$(12)	$1,937
Municipal securities	23,777	82	(1,334)	22,525
Mortgage-backed securities	51,281	95	(3,893)	47,483
Collateralized mortgage obligations	49,220	147	(2,208)	47,159
SBA securities	4,054	6	(75)	3,985
Corporate bonds	81,232	29	(11,022)	70,239
Total	$211,513	$359	$(18,544)	$193,328

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
December 31, 2023
Municipal securities	$21,910	$75	$(1,158)	$20,827
Mortgage-backed securities	41,048	194	(3,641)	37,601
Collateralized mortgage obligations	35,019	256	(2,299)	32,976
SBA securities	5,280	49	(77)	5,252
Corporate bonds	80,383	7	(13,894)	66,496
Total	$183,640	$581	$(21,069)	$163,152

Amortized cost and fair values exclude accrued interest receivable of $1.3 million and $1.2 million at December 31, 2024 and 2023, respectively, which is included in interest receivable and other assets in the consolidated balance sheets.

For the years ended December 31, 2024 and 2023, the Company sold no securities AFS. For the year ended December 31, 2022, the Company sold one security AFS for a minimal net realized gain.

The amortized cost and estimated fair value of securities AFS at the dates indicated by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2024		December 31, 2023
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value

Securities AFS
Due in one year or less	$2,002	$1,993	$6,397	$6,338
Due after one through five years	37,763	33,467	15,909	14,206
Due after five years through ten years	84,002	74,018	102,430	87,867
Due after ten years	87,746	83,850	58,904	54,741
Total	$211,513	$193,328	$183,640	$163,152

At December 31, 2024 and 2023, there were no securities pledged.

The estimated fair value and gross unrealized losses for securities AFS aggregated by the length of time that individual securities have been in a continuous unrealized loss position at the dates indicated are as follows:

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
December 31, 2024
U.S. Government Agencies	$1,938	$(12)	$—	$—	$1,938	$(12)
Municipal securities	5,135	(67)	13,333	(1,267)	18,468	(1,334)
Mortgage-backed securities	16,514	(321)	22,257	(3,572)	38,771	(3,893)
Collateralized mortgage obligations	17,234	(145)	19,012	(2,063)	36,246	(2,208)
SBA securities	2,023	(9)	1,250	(66)	3,273	(75)
Corporate bonds	2,760	(240)	64,118	(10,782)	66,878	(11,022)
Total	$45,604	$(794)	$119,970	$(17,750)	$165,574	$(18,544)

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
December 31, 2023
Municipal securities	$2,483	$(28)	$13,975	$(1,130)	$16,458	$(1,158)
Mortgage-backed securities	1,369	(30)	26,435	(3,611)	27,804	(3,641)
Collateralized mortgage obligations	1,496	(8)	20,713	(2,291)	22,209	(2,299)
SBA securities	—	—	1,610	(77)	1,610	(77)
Corporate bonds	—	—	65,505	(13,894)	65,505	(13,894)
Total	$5,348	$(66)	$128,238	$(21,003)	$133,586	$(21,069)

At December 31, 2024, the Company held 352 investment securities, of which 212 were in an unrealized loss position for more than twelve months and 53 were in an unrealized loss position for less than twelve months. At December 31, 2023, the Company held 334 investment securities, of which 297 were in an unrealized loss position for more than twelve months and 22 were in an unrealized loss position for less than twelve months. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

Allowance for credit losses on investment debt securities AFS

The securities that were in an unrealized loss position as of December 31, 2024, were evaluated to determine whether the decline in fair value below the amortized cost basis resulted from a credit loss or changes in required yields by investors in these types of securities, among other factors. This assessment first includes a determination of whether the Company intends to sell the security, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses. In making this assessment, management considers the nature of the security and any related government guarantees, any changes to the rating of the security by a rating agency, creditworthiness of the issuers/guarantors, the underlying collateral, the financial conditions and prospects of the issuer, and any adverse conditions specifically related to the security, among other factors.

As of December 31, 2024, the Company expected to recover the amortized cost basis of its securities, had no intent to sell any investment securities with unrealized losses, it was more likely than not that we will not be required to sell securities with unrealized losses before recovery of their amortized cost and the decline in fair value was largely attributed to changes in interest rates and other market conditions. The issuers of these securities continue to make timely principal and interest payments. No allowances for credit losses have been recognized on investment debt securities AFS in an unrealized loss position, as management does not believe any of the securities were impaired due to reasons of credit quality at December 31, 2024.

Equity Securities

The Company recognized a net gain on equity securities of $463,000 for the year ended December 31, 2024, due to an increase in the fair value of equity securities, and recognized a net loss on equity securities of $1.1 million and $4.6 million for the years ended December 31, 2023 and 2022, respectively, due to a decrease in fair value of the equity securities. Equity securities were $13.1 million and $12.6 million as of December 31, 2024 and 2023, respectively.

4.            LOANS

The Company’s loan portfolio at the dates indicated is summarized below:

	December 31,	December 31,
	2024	2023
Commercial and industrial	$173,948	$162,889
Construction and land	1,515	9,559
Commercial real estate	1,667,231	1,668,585
Residential	109,662	86,002
Consumer	391	738
Total loans	1,952,747	1,927,773
Net deferred loan costs	149	56
Allowance for credit losses	(17,900)	(22,000)
Net loans	$1,934,996	$1,905,829

Net loans exclude accrued interest receivable of $6.7 million at both December 31, 2024 and December 31, 2023, respectively, which is included in interest receivable and other assets in the consolidated balance sheets.

For the years ended December 31, 2024 and 2023, the recorded investment in individually evaluated loans on nonaccrual were $9.2 million and $13.0 million, respectively. Interest foregone on nonaccrual loans was approximately $1.3 million and $871,000 for the years ended December 31, 2024 and 2023, respectively.

At both December 31, 2024 and 2023, the Company had floating or variable rate loans totaling $1.3 billion and $1.2 billion, respectively. As of December 31, 2024, a total of $992.5 million of these loans had interest rate floors, of which $713.3 million were at their floors. As of December 31, 2023, a total of $985.1 million of the loans had interest rate floors, of which $866.6 million were at their floors.

As of December 31, 2024 and 2023, purchased loans outstanding totaled $186.6 million and $137.9 million respectively. At December 31, 2024, $521,000 in purchase premiums remained on the purchased loans, compared to no purchase premium at December 31, 2023. As of both December 31, 2024 and 2023, none of the purchased loans were past due 30 days or more. None of the purchased loans during 2024 represented PCD loans. These loans are reserved for under the Company’s general allowance component, and at December 31, 2024 and 2023, the Company had allocated approximately $3.2 million and $2.5 million, respectively, of the allowance for credit losses to the purchased loans.

The Company’s total individually evaluated loans, including nonaccrual loans, modified loans to borrowers experiencing financial difficulty and accreting PCD loans that have experienced post-acquisition declines in cash flows expected to be collected are summarized as follows:

	Commercial	Construction	Commercial
	and industrial	and land	real estate	Residential	Consumer	Total
December 31, 2024
Recorded investment in loans individually evaluated:
With no specific allowance recorded	$—	$—	$13,671	$984	$—	$14,655
With a specific allowance recorded	954	—	1,754	—	—	2,708
Total recorded investment in loans individually evaluated	$954	$—	$15,425	$984	$—	$17,363
Specific allowance on loans individually evaluated	$367	$—	$25	$—	$—	$392

December 31, 2023
Recorded investment in loans individually evaluated:
With no specific allowance recorded	$273	$366	$1,298	$1,349	$—	$3,286
With a specific allowance recorded	1,799	—	7,745	147	—	9,691
Total recorded investment in loans individually evaluated	$2,072	$366	$9,043	$1,496	$—	$12,977
Specific allowance on loans individually evaluated	$1,423	$—	$3,008	$2	$—	$4,433

The Company may modify the contractual terms of a loan to a borrower experiencing financial difficulty as a part of ongoing loss mitigation strategies. These modifications may result in an interest rate reduction, term extension, an other-than-insignificant payment delay, or a combination thereof. The Company typically does not offer principal forgiveness.

An assessment of whether a borrower is experiencing financial difficulty is made on the date of modification.  The effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses on loans because of the measurement methodologies used to estimate the allowance.

During the years ended December 31, 2024 and 2023, there were no modifications of loans to borrowers experiencing financial difficulty. During the year ended December 31, 2022, there were four modifications of loans to borrowers experiencing financial difficulty, consisting of two commercial real estate loans, one residential real estate loan, and one commercial and industrial loan, which totaled $6.5 million. The type of modification for the four loans were a term extension, with no change to the pre-modification and post modification amortized cost balances.

A summary of modified loans to borrowers experiencing financial difficulty by type of concession and type of loan, as of the dates indicated, is set forth below (number of loans not in thousands):

	Number of	Rate	Term	Rate & term		% of Total
	loans	modification	modification	modification	Total	loans outstanding
December 31, 2024
Commercial and industrial	2	$—	$97	$—	$97	0.06%
Construction and land	—	—	—	—	—	—%
Commercial real estate	3	—	1,846	—	1,846	0.11%
Residential	1	—	747	—	747	0.68%
Consumer	—	—	—	—	—	—%
Total	6	$—	$2,690	$—	$2,690	0.14%

	Number of	Rate	Term	Rate & term		% of Total
	loans	modification	modification	modification	Total	loans outstanding
December 31, 2023
Commercial and industrial	2	$—	$125	$—	$125	0.08%
Construction and land	—	—	—	—	—	—%
Commercial real estate	4	—	3,400	—	3,400	0.20%
Residential	1	—	778	—	778	0.90%
Consumer	—	—	—	—	—	—%
Total	7	$—	$4,303	$—	$4,303	0.22%

For the years ended December 31, 2024 and 2023, the Company recorded $1.3 million of charge-offs and no charge-offs for modified loans to borrowers experiencing financial difficulty, respectively.

As of December 31, 2024, 2023 and 2022, individually evaluated modified loans to borrowers experiencing financial difficulty had a related allowance of $24,000, $1.3 million and $393,000, respectively. As of both December 31, 2024 and 2023, none of modified loans to borrowers experiencing financial difficulty were performing in accordance with their modified terms, compared to $759,000 of modified loans to borrowers experiencing financial difficulty were performing in accordance with their modified terms as of December 31, 2022. Accruing modified loans to borrowers experiencing financial difficulty are included in the loans individually evaluated as part of the calculation of the allowance for credit losses for loans.

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

“Pass” loans include loans with acceptable business or individual credit risk where the borrower’s operations, cash flow or financial condition provides evidence of low to average levels of risk.

Loans that are assigned higher risk grades are loans that exhibit the following characteristics:

“Special Mention” loans have potential weaknesses that deserve close attention. If left uncorrected, these potential weaknesses may result in a deterioration of the repayment prospects for the loan or in the Company’s credit position at some future date. Special Mention loans are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification. A Special Mention rating is a temporary rating, pending the occurrence of an event that would cause the risk rating either to improve or to be downgraded.

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

“Substandard” loans are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged. Loans classified substandard must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Substandard loans are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. The potential loss does not have to be recognizable in an individual credit for that credit to be risk rated Substandard. A loan can be fully and adequately secured and still be considered Substandard.

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

“Doubtful” loans have all the weaknesses inherent in loans classified as Substandard with the added characteristic that the weaknesses make collection or liquidation in full, based on currently existing facts, conditions, and value, highly questionable and improbable. Doubtful loans have a high probability of loss, yet certain important and reasonably specific pending factors may work toward the strengthening of the credit.

“Loss” loans are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. Losses are recognized as charges to the allowance when the loan or portion of the loan is considered uncollectible or at the time of foreclosure. Recoveries on loans previously charged off are credited to the allowance for credit losses.

Revolving loans that are converted to term loans are treated as new originations in the tables below and are presented by year of initial origination. During the years ended December 31, 2024, and 2023, $867,000 and $7.1 million of revolving loans were converted to term loans, respectively.

The following tables present a summary of loans by type, internally assigned risk grade, year of origination and current period gross charge-offs at the years indicated:

							Revolving
	Term loans - amortized cost by origination year						loans
	2024	2023	2022	2021	2020	Prior	amortized cost	Total
December 31, 2024
Commercial and industrial:
Pass	$54,720	$20,314	$20,759	$11,823	$13,433	$28,708	$19,699	$169,456
Special mention	—	—	—	56	—	1,969	200	2,225
Substandard	150	154	—	—	1,184	471	308	2,267
Total commercial and industrial	$54,870	$20,468	$20,759	$11,879	$14,617	$31,148	$20,207	$173,948
YTD gross charge-offs	$—	$—	$—	$1,021	$45	$324	$—	$1,390
Construction and land:
Pass	$10	$—	$—	$128	$1,090	$287	$—	$1,515
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total construction and land	$10	$—	$—	$128	$1,090	$287	$—	$1,515
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Pass	$196,303	$88,599	$371,319	$432,629	$97,046	$370,828	$1,510	$1,558,234
Special mention	—	632	6,243	10,462	18,250	44,089	—	79,676
Substandard	—	—	—	9,063	996	19,262	—	29,321
Total commercial real estate	$196,303	$89,231	$377,562	$452,154	$116,292	$434,179	$1,510	$1,667,231
YTD gross charge-offs	$—	$—	$—	$2,413	$—	$1,359	$—	$3,772
Residential:
Pass	$31,828	$—	$—	$36,624	$1,452	$32,245	$5,041	$107,190
Special mention	—	—	—	859	—	410	80	1,349
Substandard	—	—	—	30	—	1,093	—	1,123
Total residential	$31,828	$—	$—	$37,513	$1,452	$33,748	$5,121	$109,662
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Consumer:
Pass	$153	$54	$35	$10	$2	$128	$3	$385
Special mention	—	—	—	—	—	2	—	2
Substandard	—	—	—	—	—	4	—	4
Total consumer	$153	$54	$35	$10	$2	$134	$3	$391
YTD gross charge-offs	$—	$—	$—	$—	$—	$2	$1	$3
Total loans outstanding
Risk ratings
Pass	$283,014	$108,967	$392,113	$481,214	$113,023	$432,196	$26,253	$1,836,780
Special mention	—	632	6,243	11,377	18,250	46,470	280	83,252
Substandard	150	154	—	9,093	2,180	20,830	308	32,715
Doubtful	—	—	—	—	—	—	—	—
Total loans outstanding	$283,164	$109,753	$398,356	$501,684	$133,453	$499,496	$26,841	$1,952,747
YTD gross charge-offs	$—	$—	$—	$3,434	$45	$1,685	$1	$5,165

							Revolving
	Term loans - amortized cost by origination year						loans
	2023	2022	2021	2020	2019	Prior	amortized cost	Total
December 31, 2023
Commercial and industrial:
Pass	$26,055	$25,039	$19,294	$22,831	$26,008	$17,357	$17,754	$154,338
Special mention	—	—	—	1,323	932	1,926	1,831	6,012
Substandard	—	—	—	156	320	1,039	1,024	2,539
Total commercial and industrial	$26,055	$25,039	$19,294	$24,310	$27,260	$20,322	$20,609	$162,889
YTD gross charge-offs	$—	$—	$—	$—	$27	$436	$—	$463
Construction and land:
Pass	$1,217	$6,040	$—	$1,177	$109	$650	$—	$9,193
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	366	—	—	—	366
Total construction and land	$1,217	$6,040	$—	$1,543	$109	$650	$—	$9,559
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Pass	$80,576	$397,319	$377,165	$140,265	$180,859	$370,887	$9,405	$1,556,476
Special mention	—	10,348	1,894	17,001	15,101	41,482	—	85,826
Substandard	—	158	946	—	11,579	13,600	—	26,283
Total commercial real estate	$80,576	$407,825	$380,005	$157,266	$207,539	$425,969	$9,405	$1,668,585
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Residential:
Pass	$—	$—	$2,432	$4,319	$7,986	$36,814	$32,420	$83,971
Special mention	—	—	—	—	437	—	—	437
Substandard	—	—	—	—	—	1,594	—	1,594
Total residential	$—	$—	$2,432	$4,319	$8,423	$38,408	$32,420	$86,002
YTD gross charge-offs	$—	$—	$—	$—	$—	$172	$3	$175
Consumer:
Pass	$65	$67	$—	$6	$18	$69	$494	$719
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	19	—	—	19
Total consumer	$65	$67	$—	$6	$37	$69	$494	$738
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$5	$5
Total loans outstanding
Risk ratings
Pass	$107,913	$428,465	$398,891	$168,598	$214,980	$425,777	$60,073	$1,804,697
Special mention	—	10,348	1,894	18,324	16,470	43,408	1,831	92,275
Substandard	—	158	946	522	11,918	16,233	1,024	30,801
Doubtful	—	—	—	—	—	—	—	—
Total loans outstanding	$107,913	$438,971	$401,731	$187,444	$243,368	$485,418	$62,928	$1,927,773
YTD gross charge-offs	$—	$—	$—	$—	$27	$608	$8	$643

The following tables provide an aging of the Company’s loans receivable as of the years indicated:

								Recorded
			90 Days					investments
	30–59 Days	60–89 Days	or more	Total			Total loans	90 days or more past due
	past due	past due	past due	past due	Current	PCD loans	receivable	and still accruing
December 31, 2024
Commercial and industrial	$758	$87	$399	$1,244	$172,704	$—	$173,948	$220
Construction and land	—	—	—	—	1,509	6	1,515	—
Commercial real estate	4,794	1,527	3,220	9,541	1,635,499	22,191	1,667,231	—
Residential	123	1	747	871	108,538	253	109,662	—
Consumer	6	—	—	6	385	—	391	—
Total	$5,681	$1,615	$4,366	$11,662	$1,918,635	$22,450	$1,952,747	$220

								Recorded
			90 Days					investments
	30–59 Days	60–89 Days	or more	Total			Total loans	90 days or more past due
	past due	past due	past due	past due	Current	PCD loans	receivable	and still accruing
December 31, 2023
Commercial and industrial	$803	$146	$1,782	$2,731	$159,960	$198	$162,889	$—
Construction and land	97	—	366	463	9,071	25	9,559	—
Commercial real estate	2,908	1,702	7,793	12,403	1,631,129	25,053	1,668,585	—
Residential	55	—	—	55	85,500	447	86,002	—
Consumer	—	—	—	—	738	—	738	—
Total	$3,863	$1,848	$9,941	$15,652	$1,886,398	$25,723	$1,927,773	$—

Nonaccrual loans totaled $9.2 million and $13.0 million at December 31, 2024 and 2023, respectively. Nonaccrual loans guaranteed by a government agency, which reduces the Company’s credit exposure, were $2.0 million at December 31, 2024 and $740,000 at December 31, 2023.

At December 31, 2024, nonaccrual loans included $643,000 of loans 30-89 days past due and no loans less than 30 days past due. At December 31, 2023, nonaccrual loans included $927,000 of loans 30-89 days past due and $2.1 million of loans less than 30 days past due. The $643,000 in nonaccrual loans past due 30-89 days at December 31, 2024, was comprised of three loans, all of which were placed on nonaccrual due to concerns over the borrowers’ financial condition. Additionally, at December 31, 2024, there was one loan that was 90 days or more past due and still accruing, with a balance of $220,000. This compares to no loans that were 90 days or more past due and still accruing as of December 31, 2023. Interest foregone on nonaccrual loans was approximately $1.3 million for the year ended December 31, 2024 compared to $871,000 for the year ended December 31, 2023.

Purchased Credit Deteriorated Loans

The unpaid principal balance and carrying value of the Company’s PCD loans at the years indicated are as follows:

	December 31, 2024		December 31, 2023
	Unpaid		Unpaid
	principal	Carrying	principal	Carrying
	balance	value	balance	value
Commercial and industrial	$—	$—	$185	$198
Construction and land	6	6	25	25
Commercial real estate	23,635	22,191	26,723	25,053
Residential	322	253	540	447
Total	$23,963	$22,450	$27,473	$25,723

Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $1.04 billion and $1.14 billion at December 31, 2024 and 2023, respectively. For additional information, see Note 12, Other Borrowings.

5.            ALLOWANCE FOR CREDIT LOSSES FOR LOANS

The following tables summarize the Company’s allowance for credit losses for loans, reserve for unfunded commitments, and loan balances individually and collectively evaluated by type of loan as of or for the year ended December 31, 2024 and 2023:

	Commercial	Construction	Commercial				Reserve for
	and industrial	and land	real estate	Residential	Consumer	Total	unfunded commitments
Year ended December 31, 2024
Allowance for credit losses:
Beginning balance	$4,216	$298	$16,498	$979	$9	$22,000	$225
Charge-offs	(1,390)	—	(3,772)	—	(3)	(5,165)	—
Recoveries	75	—	—	99	1	175	—
Provision for (reversal of) credit losses	1,780	(226)	(1,361)	702	(5)	890	375
Ending balance	$4,681	$72	$11,365	$1,780	$2	$17,900	$600

December 31, 2024
Allowance for credit losses:
Loans individually evaluated	$367	$—	$25	$—	$—	$392
Loans collectively evaluated	4,314	72	11,112	1,778	2	17,278
PCD loans	—	—	228	2	—	230

Loans receivable:
Individually evaluated	$954	$—	$15,425	$984	$—	$17,363
Collectively evaluated	172,994	1,509	1,629,615	108,425	391	1,912,934
PCD loans	—	6	22,191	253	—	22,450
Total loans	$173,948	$1,515	$1,667,231	$109,662	$391	$1,952,747

	Commercial	Construction	Commercial				Reserve for
	and industrial	and land	real estate	Residential	Consumer	Total	unfunded commitments
Year ended December 31, 2023
Allowance for loan losses
Beginning balance	$2,885	$68	$14,185	$1,742	$20	$18,900	$315
Impact of CECL adoption	1,366	402	2	(302)	32	1,500	45
Charge-offs	(463)	—	—	(175)	(5)	(643)	—
Recoveries	85	—	2	1	5	93	—
Provision for (reversal of) credit losses	343	(172)	2,309	(287)	(43)	2,150	(135)
Ending balance	$4,216	$298	$16,498	$979	$9	$22,000	$225

December 31, 2023
Allowance for credit losses:
Loans individually evaluated	$1,423	$—	$3,008	$2	$—	$4,433
Loans collectively evaluated	2,793	298	13,002	970	9	17,072
PCD loans	—	—	488	7	—	495

Loans receivable:
Individually evaluated	$2,072	$366	$9,043	$1,496	$—	$12,977
Collectively evaluated	160,619	9,168	1,634,489	84,059	738	1,889,073
PCD loans	198	25	25,053	447	—	25,723
Total loans	$162,889	$9,559	$1,668,585	$86,002	$738	$1,927,773

	Commercial	Construction	Commercial
	and industrial	and land	real estate	Residential	Consumer	Total
Year ended December 31, 2022
Allowance for loan losses
Beginning balance	$3,261	$175	$12,709	$1,536	$19	$17,700
Charge-offs	(3,643)	—	(1)	(6)	(6)	(3,656)
Recoveries	409	—	—	6	—	415
Provision for (reversal of) credit losses	2,858	(107)	1,477	206	7	4,441
Ending balance	$2,885	$68	$14,185	$1,742	$20	$18,900

For the year ended December 31, 2024, the $1.3 million provision for credit losses was primarily due to the replenishment of the allowance due to charge-offs and an increase in provision for credit losses for unfunded commitments. Net charge-offs totaled $5.0 million for the year ended December 31, 2024, of which $3.2 million had been specifically reserved for. The quantitative reserve was impacted by declines in forecasted economic conditions for national gross domestic product and increasing forecasted national unemployment, both key indicators used to estimate credit losses. The reserve for individually evaluated loans decreased during the year primarily due to $3.2 million in charge-offs, as the associated collateral shortfalls were deemed uncollectable. No changes were made to the qualitative risk factor conclusions during the year ended December 31, 2024. The increase in the provision for credit loss for unfunded commitments of $375,000 for the year ended December 31, 2024 was primarily due to a new $9.5 million construction commitment and increased quantitative loss rates.

The following table summarizes the amortized cost basis of individually evaluated collateral-dependent nonaccrual loans by loan and collateral type at December 31, 2024 and December 31, 2023.

	Retail and		Convalescent				A/R and
	Office	Multifamily	facility	Hotel	Other	SFR 1-4	Equipment	Total	ACL
December 31, 2024
Commercial and industrial	$—	$—	$—	$—	$—	$—	$954	$954	$367
Construction and land	—	—	—	—	—	—	—	—	—
Commercial real estate	466	77	1,200	7,987	5,695	—	—	15,425	25
Residential	—	—	—	—	—	984	—	984	—
Consumer	—	—	—	—	—	—	—	—	—
Total	$466	$77	$1,200	$7,987	$5,695	$984	$954	$17,363	$392

December 31, 2023
Commercial and industrial	$—	$—	$—	$—	$1,021	$—	$1,052	$2,073	$1,423
Construction and land	—	—	—	—	—	366	—	366	—
Commercial real estate	224	5,305	2,213	135	1,165	—	—	9,042	3,008
Residential	—	—	—	—	—	1,496	—	1,496	2
Consumer	—	—	—	—	—	—	—	—	—
Total	$224	$5,305	$2,213	$135	$2,186	$1,862	$1,052	$12,977	$4,433

The following table shows the amortized cost and allowance for credit losses for loans on nonaccrual status as of December 31, 2024 and 2023, respectively.

	As of December 31, 2024			As of December 31, 2023
	Nonaccrual	Nonaccrual		Nonaccrual	Nonaccrual
	with no allowance	with allowance	Total	with no allowance	with allowance	Total
	for credit losses	for credit losses	nonaccrual	for credit losses	for credit losses	nonaccrual
Commercial and industrial	$—	$293	$293	$272	$1,800	$2,072
Construction and land	—	—	—	366	—	366
Commercial real estate	6,055	1,792	7,847	1,295	7,748	9,043
Residential	984	119	1,103	1,349	147	1,496
Consumer	—	4	4	—	—	—
Total	$7,039	$2,208	$9,247	$3,282	$9,695	$12,977

Interest income recognized on nonaccrual loans was $19,000, $208,000 and $149,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

As part of the acquisition of PEB, the Company acquired certain small business loans to borrowers qualified under the California Capital Access Program for Small Business, a state guaranteed loan program sponsored by the California Pollution Control Financing Authority (“CalCAP”). PEB ceased originating loans under this loan program in 2017. Under this loan program, the borrower, CalCAP and the participating lender contributed funds to a loss reserve account that is held in a demand deposit account at the participating lender. The borrower contributions to the loss reserve account are attributed to the participating lender. Losses on qualified loans are charged to this account after approval by CalCAP. Under the program, if a loan defaults, the participating lender has immediate coverage of 100% of the loss. The participating lender must return recoveries from the borrower, less expenses, to the loan loss reserve account. The funds in the loss reserve account are the property of CalCAP; however, in the event that the participating lender leaves the program, any excess funds, after all loans have been repaid or unenrolled from the program by the participating lender, and provided there are no pending claims for reimbursement, are distributed to CalCAP and the participating lender based on their respective contributions to the loss reserve account. Funds contributed by the participating lender to the loss reserve account are treated as a receivable from CalCAP and evaluated for impairment quarterly. As of December 31, 2024, the Company had $17.7 million of loans enrolled in this loan program. The Company had a loss reserve account of $10.4 million as of December 31, 2024.

In addition, as successor to PEB, the Company was approved by CalCAP, in partnership with the California Air Resources Board, to originate loans to California truckers in the On-Road Heavy-Duty Vehicle Air Quality Loan Program.

Under this loan program, CalCAP solely contributes funds to a loss reserve account that is held in a demand deposit account at the participating lender. Losses are handled in the same manner as described above. The funds are the property of CalCAP and are payable upon termination of the program. When the loss reserve account balance exceeds the total associated loan balance, the excess is to be remitted to CalCAP. The Company originated $10.0 million of loans under this program during the year ended December 31, 2024. As of December 31, 2024, the Company had $17.3 million of loans enrolled in this program and a loss reserve account of $3.8 million.

6.            PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at the dates indicated:

	December 31,	December 31,
	2024	2023
Premises owned	$11,462	$11,233
Leasehold improvements	3,602	3,082
Furniture, fixtures and equipment	9,929	7,948
Less accumulated depreciation and amortization	(11,607)	(8,529)
Total premises and equipment, net	$13,386	$13,734

Depreciation and amortization included in occupancy and equipment expense totaled $2.0 million, $1.7 million and $2.0 million for years ended December 31, 2024, 2023 and 2022, respectively.

7.            LEASES

The Company owned 15 of its banking branches and leased the remaining 20 branches under noncancelable operating leases as of December 31, 2024. These leases expire on various dates through 2030. The Company’s leases often have an option to renew one or more times, at the Company’s discretion, following the expiration of the initial term. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. The Company uses the rate implicit in the lease whenever this rate is readily determinable. As this rate is not readily determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term.

The below maturity schedule represents the undiscounted lease payments for the five-year period and thereafter as of December 31, 2024:

Year ending December 31,
2025	$3,897
2026	3,329
2027	2,911
2028	2,769
Thereafter	2,763
Total undiscounted cash flows	15,669
Less: interest	(1,286)
Present value of lease payments	$14,383

The following table presents the remaining weighted average lease term and discount rate at the date indicated:

	December 31, 2024		December 31, 2023
Weighted-average remaining lease term	4.5	years	4.8	years
Weighted-average discount rate	3.8%		3.4%

The following table presents certain information related to the operating lease costs included in occupancy and equipment expense on the consolidated statements of income for the dates indicated:

	December 31,	December 31,	December 31,
	2024	2023	2022
Operating lease cost	$4,053	$3,870	$3,825
Short-term lease cost	15	112	299
Variable lease cost	—	—	17
Less: Sublease income	(96)	(83)	(88)
Total operating lease cost, net	$3,972	$3,899	$4,053

8.            OTHER REAL ESTATE OWNED

The Company had no other real estate owned as of December 31, 2024 and 2023. As both of December 31, 2024 and 2023, there were no residential mortgage loans in the process of foreclosure.

9.            GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company’s goodwill balance was $38.8 million at both December 31, 2024 and 2023. There were no changes in the Company’s goodwill for the years ended December 31, 2024 and 2023.

As of December 31, 2024, based on the Company’s qualitative assessment, which considered the Company’s continued profitability, positive equity, average community bank merger deal values realized during 2024, net interest margin, allowance for credit losses, and continued growth in its core deposit portfolio, the Company concluded that the goodwill of the Company’s reporting unit, the Bank, was not more likely than not impaired.

Core Deposit Intangible

Changes in the Company’s core deposit intangible for the periods indicated were as follows:

	Year ended	Year ended
	December 31, 2024	December 31, 2023
Balance at beginning of period	$3,915	$5,201
Additions	—	—
Less amortization	(1,222)	(1,286)
Balance at end of period	$2,693	$3,915

Estimated annual amortization at December 31, 2024 is as follows:

Year ending December 31,
2025	$948
2026	455
2027	455
2028	455
Thereafter	380
Total	$2,693

10.         INTEREST RECEIVABLE AND OTHER ASSETS

The Company’s interest receivable and other assets at the dates indicated consisted of the following:

	December 31,	December 31,
	2024	2023
Tax assets, net	$16,048	$19,480
Accrued interest receivable	8,507	8,423
Investment in SBIC fund	3,241	3,969
Investment in Community Reinvestment Act fund	2,000	2,000
Prepaid assets	1,942	2,023
Servicing assets	673	1,269
Investment in Low Income Housing Tax Credit ("LIHTC") partnerships, net	4,035	3,480
Investment in statutory trusts	532	511
CalCAP reserve receivable	4,023	4,023
Other assets	2,717	2,200
Total interest receivable and other assets	$43,718	$47,378

11.          DEPOSITS

The Company’s deposits consisted of the following at the dates indicated:

	December 31,	December 31,
	2024	2023
Demand deposits (1)	$688,996	$646,278
NOW accounts	261,430	283,089
Savings	82,300	102,073
Money market	644,880	624,066
Time deposits	556,403	477,244
Total	$2,234,009	$2,132,750

(1) Noninterest bearing.

Included in time deposits above are brokered deposits of $35.5 million and $43.6 million as of December 31, 2024 and 2023, respectively.

At December 31, 2024, aggregate annual maturities of time deposits were as follows:

Year ending December 31,
2025	$485,877
2026	58,007
2027	7,220
2028	3,881
2029	1,418
Total	$556,403

Interest expense, net of early withdrawal penalty, recognized on interest bearing deposits at the dates indicated consisted of the following:

	December 31,	December 31,	December 31,
	2024	2023	2022
NOW accounts and savings	$369	$426	$499
Money market	15,300	10,238	3,238
Time deposits	20,470	13,376	2,536
Total	$36,139	$24,040	$6,273

12.          OTHER BORROWINGS

The Company has an approved secured borrowing facility with the FHLB for up to 25% of total assets for a term not to exceed five years under a blanket lien of certain types of loans. At both December 31, 2024 and December 31, 2023, the Company had no FHLB advances outstanding.

During the first quarter of 2024, the Bank was approved for discount window advances with the FRB of San Francisco secured by certain types of loans. At December 31, 2024, we had the ability to borrow up to $41.9 million from the FRB of San Francisco, with no FRB of San Francisco advances outstanding at that date.

The Company has Federal Funds lines with four correspondent banks. Cumulative available commitments totaled $65.0 million at both December 31, 2024 and December 31, 2023. There are no amounts outstanding under these facilities at December 31, 2024 and December 31, 2023.

13.          JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

The Company acquired the BFC Trust in the acquisition of BFC. The BFC Trust was formed in Delaware with capital of $93,000 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by BFC. The BFC Trust issued Floating Rate Capital Trust Pass-Through Securities (“BFC Trust Preferred Securities”), with a liquidation value of $1,000 per security, for gross proceeds of $3.1 million prior to the BFC acquisition and the liability was assumed in the acquisition. The entire proceeds of the issuance were invested by the BFC Trust in $3.1 million of Floating Rate Junior Subordinated Deferrable Interest Debentures issued by BFC, with identical maturities, repricing and payment terms as the BFC Trust Preferred Securities. The subordinated debentures have a variable interest rate based on the three months SOFR plus 2.75%, with quarterly repricing. The debentures are redeemable by the Company subject to prior approval from the Federal Reserve on March 15, June 15, September 15, or December 15. The redemption price is par plus accrued and unpaid interest, except in the case of redemption under special event which is defined in the terms of the debentures. The BFC Trust Preferred Securities are subject to mandatory redemption to the extent of any early redemption of the subordinated debentures or upon its maturity on June 17, 2034.

The Company acquired the FULB Trust in the acquisition of FULB. The FULB Trust was formed in Delaware with capital of $192,000 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by FULB. The FULB Trust issued 6,200 Floating Rate Capital Trust Pass-Through Securities (“FULB Trust Preferred Securities”), with a liquidation value of $1,000 per security, for gross proceeds of $6.2 million prior to the FULB acquisition and the liability was assumed in the acquisition. The entire proceeds of the issuance were invested by the FULB Trust in $6.4 million of Floating Rate Junior Subordinated Deferrable Interest Debentures issued by FULB, with identical maturities, repricing and payment terms as the FULB Trust Preferred Securities. The subordinated debentures have a variable interest rate based on the three months SOFR plus 2.5%, with quarterly repricing. The debentures are redeemable by the Company subject to prior approval from the Federal Reserve, on any March 15, June 15, September 15, or December 15. The redemption price is par plus accrued and unpaid interest, except in the case of redemption under special event which is defined in the terms of the debentures. The FULB Trust Preferred Securities are subject to mandatory redemption to the extent of any early redemption of the subordinated debentures or upon its maturity on September 15, 2034.

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

The following is a summary of the contractual terms of the subordinated debentures due to the Grantor Trusts at the date indicated:

	December 31, 2024
Subordinated debenture	Gross	Fair value discount	Net	Interest rate	Effective rate
BFC Trust	$3,093	$(248)	$2,845	7.36%	9.07%
FULB Trust	6,392	(592)	5,800	7.12%	9.09%
Total	$9,485	$(840)	$8,645	7.20%	9.09%

	December 31, 2023
Subordinated debenture	Gross	Fair value discount	Net	Interest rate	Effective Rate
BFC Trust	$3,093	$(268)	$2,825	8.39%	8.74%
FULB Trust	6,392	(652)	5,740	8.15%	8.75%
Total	$9,485	$(920)	$8,565	8.23%	8.75%

14.          SUBORDINATED DEBT

On August 6, 2020, the Company issued and sold $65.0 million aggregate principal amount of 5.25% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “Notes”) at a public offering price equal to 100% of the aggregate principal amount of the Notes. The offering of the Notes closed on August 10, 2020. The Notes initially bear a fixed interest rate of 5.25% per year. Commencing on September 15, 2025, the interest rate on the Notes resets quarterly to the three-month Secured Overnight Financing rate (“SOFR”) plus a spread of 521 basis points (5.21%), payable quarterly in arrears. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year through September 15, 2025 and quarterly thereafter on March 15, June 15, September 15 and December 15 of each year through the maturity date or early redemption date. The Company, at its option, may redeem the Notes, in whole or in part, on any interest payment date on or after September 15, 2025, without a premium. At December 31, 2024 and 2023, the Company had outstanding subordinated debt evidenced by the Notes, net of costs to issue, totaling $63.7 million and $63.9 million, respectively.

15.          INCOME TAXES

Income tax expense for the dates indicated consisted of the following:

	Year Ended December 31,
	2024	2023	2022
			(As Restated)
Current income tax expense:
Federal	$4,697	$7,021	$5,990
State	3,008	3,711	3,638
Total current tax expense	7,705	10,732	9,628
Deferred income tax expense (benefit):
Federal	709	(206)	(402)
State	92	207	(518)
Total deferred tax expense (benefit)	801	1	(920)
Total income tax expense	$8,506	$10,733	$8,708

Income tax expense results in effective tax rates that differ from the statutory federal income tax rate for the years indicated as follows:

	December 31, 2024		December 31, 2023		December 31, 2022
	Amount	Rate%	Amount	Rate%	Amount	Rate%
					(As Restated)	(As Restated)
Federal statutory tax rate	$6,745	21.00%	$8,013	21.00%	$6,812	21.00%
State statutory tax rate, net of federal effective tax rate	2,449	7.60	3,095	8.10	2,465	7.60
Tax exempt interest	(75)	(0.20)	(76)	(0.20)	(94)	(0.29)
BOLI	(151)	(0.50)	(140)	(0.40)	(124)	0.38
Acquisition expenses	—	—	—	—	94	0.29
Other	(462)	(1.40)	(159)	(0.40)	(445)	1.37
Total income tax expense	$8,506	26.50%	$10,733	28.10%	$8,708	26.85%

The Company is subject to US federal income tax as well as state income tax in multiple states, most notably in California, Colorado and New Mexico. Federal income tax returns for the years ended on or after December 31, 2021 are open to audit by the federal authorities and, with limited exception, state income tax returns for the years ended on or after December 31, 2020 are open to audit by state authorities.

Deferred tax assets at the dates indicated, included as a component of interest receivable and other assets in the consolidated balance sheets consisted of the following:

	December 31,	December 31,
	2024	2023

Deferred tax assets
Net operating loss carryforward	$2,776	$3,191
Salary continuation plan	1,465	1,453
Allowance for credit losses	5,327	6,450
Stock based compensation	150	153
Lease liability	4,096	4,237
Unrealized loss on AFS securities	5,178	5,885
Unrealized loss on equity securities	1,496	1,642
Other	1,125	1,265
Total deferred tax assets	21,613	24,276
Deferred tax liabilities
Core deposit intangible	(767)	(1,125)
Depreciation	83	—
ROU assets	(3,811)	(4,004)
FHLB stock dividend	(571)	(246)
Partnership investments	(391)	(973)
Deferred loan costs and other	(940)	(1,204)
Total deferred tax liability	(6,397)	(7,552)
Deferred tax assets, net	$15,216	$16,724

The utilization of the net operating losses (“NOLs”) is subject to an annual limit pursuant to Section 382 of the Internal Revenue Code. The annual limitations for Federal and California Franchise Tax purpose is $1.1 million and if not fully utilized, the NOLs will begin to expire in 2028. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are expected to be deductible, management believes it is more likely than not that we will realize the benefit of the remaining deferred tax assets. Accordingly, no valuation allowance has been established as of December 31, 2024 or 2023. At December 31, 2024, Federal, California and Colorado NOLs included in the deferred tax asset totaled $8.9 million, $9.6 million and $2.1 million, respectively.

During the years ended December 31, 2024, 2023 and 2022, the Company did not recognize any interest or penalties. The Company had no unrecognized tax benefits as of December 31, 2024 and 2023.

16.          COMMITMENTS AND CONTINGENCIES

Lending and Letter of Credit Commitments

In the normal course of business, the Company enters into various commitments to extend credit which are not reflected in the financial statements. These commitments consist of the undisbursed balance on personal and commercial lines, including commercial real estate secured lines of credit, and of the undisbursed funds on construction and development loans. The Company also issues standby letter of credit commitments, primarily for the third party performance obligations of clients.

The following table presents a summary of commitments described above as of the dates indicated:

	December 31,	December 31,
	2024	2023
Commitments to extend credit	$72,737	$76,531
Standby letters of credit	677	846
Total commitments	$73,414	$77,377

Commitments generally have fixed expiration dates or other termination clauses. The actual liquidity needs or the credit risk that the Company will experience will be lower than the contractual amount of commitments to extend credit because a significant portion of these commitments are expected to expire without being drawn upon. The commitments are generally variable rate and include unfunded home equity lines of credit, commercial real estate construction where disbursement is made over the course of construction, commercial revolving lines of credit, and unsecured personal lines of credit. The Company’s outstanding loan commitments are made using the same underwriting standards as comparable outstanding loans. The reserve associated with these commitments included in interest payable and other liabilities on the consolidated balance sheets was $600,000 and $225,000 at December 31, 2024 and 2023, respectively.

Commercial Real Estate Concentrations

At December 31, 2024 and 2023, in management’s judgment, a concentration of loans existed in commercial real estate related loans. The Company’s commercial real estate loans are secured by owner-occupied and non-owner occupied commercial real estate and multifamily properties. Although management believes that loans within these concentrations have no more than the normal risk of collectability, a decline in the performance of the economy in general or a decline in real estate values in the Company’s primary market areas in particular could have an adverse impact on collectability.

Other Assets

The Company has commitments to fund investments in LIHTC partnerships and an SBIC fund. At December 31, 2024, the remaining commitments to the LIHTC partnerships and SBIC fund were approximately $4.9 million and $122,000, respectively. At December 31, 2023, the remaining commitment to the LIHTC partnerships and SBIC fund were $5.7 million and $122,000, respectively.

Deposits

At December 31, 2024, approximately $304.5 million, or 13.6%, of the Company’s deposits are derived from the top ten depositors. At December 31, 2023, approximately $246.0 million, or 11.5%, of the Company’s deposits are derived from the top ten depositors.

Local Agency Deposits

In the normal course of business, the Company accepts deposits from local agencies. The Company is required to provide collateral for certain local agency deposits in the states of California, Colorado, New Mexico and Washington.

As of December 31, 2024 and 2023, the FHLB issued letters of credit on behalf of the Company totaling $41.1 million and $40.6 million, respectively, as collateral for local agency deposits.

17.          EMPLOYEE BENEFIT PLANS

401(k) Plan

Effective January 1, 2005, the Company adopted a qualified 401(k) profit sharing plan (the “401(k) Plan”) that covers substantially all full-time employees. The 401(k) Plan permits voluntary contributions by participants and provides for voluntary matching contributions by the Company after 90 days of employment. For the years ended December 31, 2024, 2023 and 2022, the Company made contributions to the plan of $921,000, $964,000 and $801,000 respectively.

Salary Continuation Plan

In 2014, the Company established a salary continuation plan for one of its executive officers. In 2017, the Company extended coverage to two additional executive officers. Under the salary continuation plan agreements, as amended, the Company provides the executives, or their designated beneficiaries, with annual benefits for fifteen years after retirement or death. The contributions are based on the executive’s performance related to the Company’s financial performance. These benefits are substantially equivalent to those available under insurance policies purchased by the Company on the lives of the executives. At December 31, 2024 and 2023, approximately $830,000 and $1.0 million, respectively, of the salary continuation plan was related to plans assumed through the Company’s acquisitions. There are no further requirements to fund these plans.

In 2024 and 2023, the Company did not recognize any expense related to the aforementioned salary continuation plan in salaries and benefits in the consolidated statements of income, as the performance metrics were not met. This compares to $648,000 in expenses recognized for the year ended December 31, 2022.

18.          EQUITY INCENTIVE PLANS

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

Generally, awards under the 2024 Plan are subject to a minimum vesting period of one year (at least three years for full vesting for the chief executive officer), provided that awards for up to 5% of the maximum shares available under the 2024 Plan (for any participant other than the chief executive officer) may provide for a shorter vesting period. Subject to adjustment as provided in the 2024 Plan, the maximum number of shares of common stock available for issuance under the 2024 Plan is 500,000, and awards granted under the 2024 Plan to any one participant in any one calendar year are subject to the following limitations: (i) aggregate grants of stock options or stock appreciation rights to any one participant are subject to an annual limit of the lesser of 100,000 shares or $2.0 million in fair market value as of the date of grant; (ii) aggregate grants of restricted stock or restricted stock units to any one participant are subject to an annual limit of the lesser of 50,000 shares or $2.0 million in fair market value as of the date of grant; and (iii) aggregate grants of performance shares or performance units to any one participant are subject to an annual limit of the lesser of 50,000 shares or $2.0 million in fair market value as of the date of grant. In addition, subject to adjustment as provided in the 2024 Plan, the maximum aggregate number of shares that may be covered by awards granted under the 2024 Plan to any non-employee director in any one calendar year is 25,000 shares. As of December 31, 2024, a total of 492,038 shares were available for future issuance under the 2024 Plan.

2017 Omnibus Equity Incentive Plan

The Company’s shareholders approved the Company’s 2017 Omnibus Equity Incentive Plan (“2017 Plan”) in November 2017. The 2017 Plan provides for the awarding by the Company’s Board of Directors of equity incentive awards to employees and non-employee directors. An equity incentive award under the 2017 Plan may be an option, stock appreciation right, restricted stock units, stock award, other stock-based award or performance award. Factors considered by the Board in awarding equity incentives to officers and employees include the performance of the Company, the employee’s or officer’s job performance, the importance of his or her position, and his or her contribution to the organization’s goals for the award period. Generally, awards have a vesting period of no longer than ten years. Subject to adjustment as provided in the 2017 Plan, the maximum number of shares of common stock that may be delivered pursuant to awards granted under the 2017 Plan is 450,000. The 2017 Plan provides for annual restricted stock grant limits to officers, employees and directors. The annual stock grant limit per person for officers and employees is the lesser of 50,000 shares or a value of $2.0 million, and per person for directors, the maximum is 25,000 shares. All unvested restricted shares outstanding vest in the event of a change in control of the Company. Awarded shares of restricted stock vest over (i) a one-year period following the date of grant, in the case of the non-employee directors, and (ii) a three-year or five-year period following the date of grant, with the initial vesting occurring on the one-year anniversary of the date of grant, in the case of the executive officers. As of December 31, 2024, no shares were available for future issuance under the 2017 Plan because the 2024 Plan provides that no further awards may be made under the 2017 Plan upon the approval by the Company’s shareholders of the 2024 Plan.

The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date. For the years ended December 31, 2024, 2023 and 2022, total compensation expense for these plans was $588,000, $726,000 and $1.0 million, respectively.

As of December 31, 2024, there was $1.0 million of total unrecognized compensation cost related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately four years.

The following table provides the restricted stock grant activity for the periods indicated:

	2024		2023
		Weighted-average		Weighted-average
		grant date		grant date
	Shares	fair value	Shares	fair value
Non-vested at January 1,	81,365	$18.27	97,877	$16.80
Granted	33,760	22.49	41,849	18.24
Vested	(32,877)	18.08	(58,361)	15.78
Forfeited	(7,902)	19.72	—	—
Non-Vested, at December 31,	74,346	$20.11	81,365	$18.27

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

Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period or, with the approval of the DFPI, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. During the years ended December 31, 2024 and 2023 the Bank paid $15.0 million and $40.0 million of dividends to the Company, respectively.

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

Management reviews capital ratios on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet our anticipated future needs. As of December 31, 2024, the most recent regulatory notifications from the Federal Reserve categorized the Bank as “Well Capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would have changed the category.

The following is a summary of actual capital amounts and ratios as of the dates indicated, for the Company (assuming it was subject to regulatory capital requirements) and the Bank compared to the requirements for minimum capital adequacy and classification as Well Capitalized:

	As of December 31, 2024		As of December 31, 2023
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Leverage Ratio
BayCom Corp	$294,714	11.83%	$282,402	11.56%
Minimum requirement for "Well Capitalized"	124,603	5.00%	122,135	5.00%
Minimum regulatory requirement	99,682	4.00%	97,708	4.00%

United Business Bank	342,614	13.42%	328,303	13.08%
Minimum requirement for "Well Capitalized"	127,671	5.00%	125,479	5.00%
Minimum regulatory requirement	102,137	4.00%	100,383	4.00%

Common Equity Tier 1 Ratio
BayCom Corp	294,714	14.41%	282,402	14.41%
Minimum requirement for "Well Capitalized"	132,932	6.50%	127,400	6.50%
Minimum regulatory requirement	92,030	4.50%	88,200	4.50%

United Business Bank	342,614	16.94%	328,303	16.94%
Minimum requirement for "Well Capitalized"	131,437	6.50%	125,987	6.50%
Minimum regulatory requirement	90,995	4.50%	87,222	4.50%

Tier 1 Risk-Based Capital Ratio
BayCom Corp	304,199	14.87%	291,887	14.89%
Minimum requirement for "Well Capitalized"	163,609	8.00%	156,800	8.00%
Minimum regulatory requirement	122,707	6.00%	117,600	6.00%

United Business Bank	342,614	16.94%	328,303	16.94%
Minimum requirement for "Well Capitalized"	161,768	8.00%	155,062	8.00%
Minimum regulatory requirement	121,326	6.00%	116,296	6.00%

Total Risk-Based Capital Ratio
BayCom Corp	387,384	18.94%	379,112	19.34%
Minimum requirement for “Well Capitalized”	204,511	10.00%	196,000	10.00%
Minimum regulatory requirement	163,609	8.00%	156,800	8.00%

United Business Bank	361,114	17.86%	350,528	18.08%
Minimum requirement for "Well Capitalized"	202,210	10.00%	193,827	10.00%
Minimum regulatory requirement	161,768	8.00%	155,062	8.00%

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

The following is a summary of the aggregate loan activity involving related party borrowers for the dates indicated:

	December 31,	December 31,
	2024	2023
Beginning of the year	$29,843	$38,276
Disbursements	257	1,611
Amounts paid (1)	(11,772)	(10,044)
End of year	$18,328	$29,843
Undisbursed commitments to related parties	$150	$857
(1)	The 2023 amount includes $8.5 million of outstanding loans to former directors who retired in 2023. As of December 31, 2023, the Bank no longer considers these individuals as related parties.

At December 31, 2024 and 2023, the Company had depositor relationships with directors, officers and their associates which totaled approximately $13.8 million and $26.3 million, respectively.

21.          OTHER EXPENSES

For the dates indicated, other expenses consisted of the following:

	December 31,	December 31,	December 31,
	2024	2023	2022
Professional fees	$2,436	$2,048	$2,775
Core deposit premium amortization	1,223	1,286	2,044
Marketing and promotions	785	896	955
Stationery and supplies	302	328	352
Insurance (including FDIC premiums)	1,440	1,364	951
Communication and postage	1,042	927	937
Loan default related expense	382	402	254
Director fees and expenses	319	329	366
Bank service charges	65	66	162
Courier expense	748	751	745
Other	536	500	561
Total	$9,278	$8,897	$10,102

The Company expenses marketing and promotions costs as they are incurred. Advertising expense included in marketing and promotions totaled $49,000, $48,000 and $71,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the lowest level of inputs that is significant to the measurement is used to determine the hierarchy level for the entire asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with our quarterly valuation process. There were no transfers between levels during 2024 and 2023.

The following assets are measured at fair value on a recurring basis at the dates indicated:

	Total Estimated	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
December 31, 2024
U.S. Government Agencies	$1,937	$—	$1,937	$—
Municipal securities	22,525	—	22,525	—
Mortgage-backed securities	47,483	—	47,483	—
Collateralized mortgage obligations	47,159	—	47,159	—
SBA securities	3,985	—	3,985	—
Corporate bonds	70,239	—	70,239	—
Equity securities	13,120	13,120	—	—
Total	$206,448	$13,120	$193,328	$—

	Total Estimated	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
December 31, 2023
Municipal securities	$20,827	$—	$20,827	$—
Mortgage-backed securities	37,601	—	37,601	—
Collateralized mortgage obligations	32,976	—	32,976	—
SBA securities	5,252	—	5,252	—
Corporate bonds	66,496	—	66,496	—
Equity securities	12,585	12,585	—	—
Total	$175,737	$12,585	$163,152	$—

The following assets are measured at fair value on a nonrecurring basis as of the dates indicated:

	Total Estimated	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
December 31, 2024
Individually evaluated loans	$9,490	$—	$—	$9,490
Total	$9,490	$—	$—	$9,490

	Total Estimated	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
December 31, 2023
Individually evaluated loans (1)	$12,977	$—	$—	$12,977
Total	$12,977	$—	$—	$12,977

(1)	For each quarter the loan was outstanding in 2023, one performing modified loan to a borrower experiencing financial difficulty was individually evaluated in determining the estimated allowance for credit losses.

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

23.          FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value disclosure for financial instruments:

Cash and cash equivalents — Cash and cash equivalents include cash and due from banks, Federal funds sold and interest-bearing balances in banks and are valued at their carrying amounts because of the short-term nature of these instruments.

Time deposits in banks — Interest bearing time deposits in banks are valued based on quoted interest rates for comparable instruments with similar remaining maturities.

Investment securities — The fair values of securities AFS are based on quoted market prices, where available. If quoted market prices are not available, fair values are estimated using quoted market prices for similar securities and indications of value provides by brokers.

Equity securities — The fair values of equity securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are estimated using quoted market prices for similar securities and indications of value provides by brokers.

Investment in FHLB and FRB Stock — The carrying value of the FHLB and FRB stock approximates the fair value because the stock is redeemable at par.

Loans held for sale — Since the loans designated by the Company as AFS are typically sold shortly after making the decision to sell them, realized gains and losses are usually recognized within the same period and fluctuations in fair value are thus not relevant for reporting purposes. If the AFS loans stay on our books for an extended period of time, the fair value of those loans is determined using quoted secondary-market prices.

Loans—Loans with variable interest rates are valued at the current carrying value, because these loans are regularly adjusted to market rates. The fair values of fixed rate loans with remaining maturities in excess of one year are determined by discounting the estimated future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities. The allowance for credit losses on loans is considered to be a reasonable estimate of the loan discount related to credit risk.

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

Junior Subordinated Deferrable Interest Debentures — The fair value of junior subordinated deferrable interest debentures is determined based on rates and/or discounted cash flow analysis using interest rates offered in inactive markets for instruments of a similar maturity and structure resulting in a Level 3 classification. The debentures are carried at the current carrying value, because the debentures regularly adjust to market rates.

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

The carrying amounts and fair values of the Company’s financial instruments at the dates indicated are presented below:

	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
December 31, 2024
Financial assets:
Cash and cash equivalents	$364,032	$364,032	$364,032	$—	$—
Time deposits in banks	249	249	249	—	—
Investment securities AFS	193,328	193,328	—	193,328	—
Equity securities	13,120	13,120	13,120	—	—
Investment in FHLB and FRB Stock	20,958	20,958	—	20,958	—
Loans held for sale	2,216	2,216	—	2,216	—
Loans, net	1,934,996	1,884,134	—	—	1,884,134
Accrued interest receivable	8,507	8,507	—	8,507	—
Financial liabilities:
Deposits	2,234,009	2,236,256	—	2,236,256	—
Junior subordinated deferrable interest debentures, net	8,645	8,527	—	—	8,527
Subordinated debt, net	63,736	63,736	—	63,736	—
Accrued interest payable	3,118	3,118	—	3,118	—
Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	73,414	72,814	—	—	72,814

	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
December 31, 2023
Financial assets:
Cash and cash equivalents	$307,539	$307,539	$307,539	$—	$—
Time deposits in banks	1,245	1,245	1,245	—	—
Investment securities AFS	163,152	163,152	—	163,152	—
Equity securities	12,585	12,585	12,585	—	—
Investment in FHLB and FRB Stock	20,939	20,939	—	20,939	—
Loans held for sale	—	—	—	—	—
Loans, net	1,905,829	1,810,426	—	—	1,810,426
Accrued interest receivable	8,423	8,423	—	8,423	—
Financial liabilities:
Deposits	2,132,750	2,135,923	—	2,135,923	—
Junior subordinated deferrable interest debentures, net	8,565	8,631	—	—	8,631
Subordinated debt, net	63,881	63,881	—	63,881	—
Accrued interest payable	3,054	3,054	—	3,054	—
Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	77,377	77,152	—	—	77,152

24. SEGMENT INFORMATION

The Company operates as one reportable segment: banking operations. The Company’s banking operations generate revenue primarily from loans and securities, deposits, and non-interest income. Loan products generate a significant portion of interest and fee income, while deposit products provide fee and service charge income. The Company also earns interest income from securities and generates net gains from the sale of loans to third parties. Interest expense, provisions for credit losses, salaries and employee benefits, data processing, and occupancy expense typically represent the significant expenses in banking operations.  These expenses align with those reported in the Company’s Consolidated Statements of Income and Cash Flows. Additionally, noncash items such as depreciation and amortization are reflected in the Consolidated Statements of Income and Cash Flows.

The Company’s Chief Operating Decision Maker (CODM) is identified as the Chief Executive Officer, who is responsible for assessing the financial performance of the Company and allocating resources accordingly. The CODM is provided with consolidated balance sheets, income statements, and net interest margin analyses in order to evaluate revenue streams, significant expenses, and budget-to-actual results in assessing the Company’s segment and determining the allocation of resources, as well as evaluating return on assets. In addition, the CODM utilizes consolidated net income, return on assets, and net interest margin as benchmarks to compare the Company’s performance against competitors. All operations are domestic and align with a single operating segment. Information reported internally for performance assessment by the CODM is identical to that shown in the Consolidated Statements of Income.

The following table presents the Company’s one operating segment for the periods indicated:

	For the Year Ended December 31,
	2024	2023	2022
			(As Restated)
Interest and dividend income	$131,710	$126,337	$107,065

Reconciliation of revenue:
Other revenues	6,377	6,977	6,100
Total consolidated revenue	138,087	133,314	113,165

Less:
Interest expense	40,569	28,463	10,351
Segment net interest income and noninterest income	97,518	104,851	102,814
Less:
Provision for credit losses	1,265	2,015	4,441
Salaries and employee benefits	38,906	41,001	40,480
Occupancy and equipment	8,675	8,158	8,384
Data processing	7,274	6,622	6,969
Other segment items	9,278	8,897	10,102
Provision for income taxes	8,506	10,733	8,708
Segment net income/consolidated net income	$23,614	$27,425	$23,730

Reconciliation of assets:
Total assets for reportable segment	$2,664,508	$2,551,960	$2,513,334
Other assets	—	—	—
Total consolidated assets	$2,664,508	$2,551,960	$2,513,334

25.          PARENT COMPANY ONLY

BAYCOM CORP

BALANCE SHEETS

December 31, 2024 and 2023

	2024	2023

ASSETS
Cash and due from banks	$9,701	$13,037
Equity securities	13,120	12,585
Investment in bank subsidiary	372,266	358,771
Interest receivable and other assets	4,520	3,420
Total assets	$399,607	$387,813
LIABILITIES AND SHAREHOLDERS' EQUITY
Junior subordinated deferrable interest debentures, net	$8,645	$8,565
Subordinated debt, net	63,736	63,881
Interest payable and other liabilities	2,860	2,498
Total liabilities	75,241	74,944
Shareholders' equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding at both December 31, 2024 and 2023	—	—
Common stock, no par value; 100,000,000 shares authorized; 11,121,475 and 11,551,271 shares issued and outstanding at December 31, 2024 and 2023, respectively	172,254	180,913
Additional paid in capital	287	287
Accumulated other comprehensive loss, net of tax	(13,006)	(14,592)
Retained earnings	164,831	146,261
Total shareholders' equity	324,366	312,869
Total liabilities and shareholders' equity	$399,607	$387,813

BAYCOM CORP

STATEMENTS OF INCOME

For the years ended December 31, 2024, 2023 and 2022

	2024	2023	2022
			(As Restated)
Income:
Interest income	$986	$1,019	$813
Gain (loss) on equity securities	463	(1,141)	(4,573)
Earnings from bank subsidiary	11,317	(8,811)	19,683
Dividends from bank subsidiary	15,000	40,000	10,000
Dividends from statutory trusts	21	19	8
Total income	27,787	31,086	25,931
Expense:
Subordinated debt	3,567	3,582	3,582
Junior subordinated deferrable interest debentures, net	863	830	496
Total Interest expense	4,429	4,412	4,078
Noninterest expense	544	714	489
Total expense	4,973	5,126	4,567
Income before provision for income taxes	22,814	25,960	21,364
Income tax benefit	(800)	(1,465)	(2,366)
Net income	$23,614	$27,425	$23,730

BAYCOM CORP

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2024, 2023 and 2022

	2024	2023	2022
			(As Restated)
Cash flows from operating activities:
Net income	$23,614	$27,425	$23,730
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from bank subsidiary	(26,317)	(31,189)	(29,683)
Dividend from bank subsidiary	15,000	40,000	10,000
Income tax benefit	(800)	(1,465)	(2,366)
Accretion of premiums/discounts on investment securities	(72)	31	162
(Gain) loss on equity securities	(463)	1,141	4,573
Accretion/amortization on junior subordinated debentures	80	81	81
Gain on repayment of subordinated debt, net	(34)	—	—
Stock-based compensation expense	588	726	1,022
(Decrease) increase in deferred tax asset	(149)	329	(189)
(Decrease) increase in interest receivable and other assets	(680)	1,314	1,356
(Decrease) increase in interest payable and other liabilities	(1,103)	(723)	193
Net cash provided by operating activities	9,664	37,670	8,879
Cash flows from investing activities:
Capital contribution to subsidiary	(63)	(719)	(1,217)
Net cash received for acquisitions	—	—	275
Net cash used in investing activities	(63)	(719)	(942)
Cash flows from financing activities:
Repayment of subordinated debt, net	(315)	—	—
Repurchase of common stock	(9,247)	(24,114)	(17,959)
Cash dividends paid on common stock	(3,375)	(3,637)	(2,020)
Net cash used in financing activities	(12,937)	(27,751)	(19,979)
(Decrease) increase in cash and cash equivalents	(3,336)	9,200	(12,042)
Cash and cash equivalents at beginning of period	13,037	3,837	15,879
Cash and cash equivalents at end of period	$9,701	$13,037	$3,837

Supplemental disclosure of cash flow information:
Non-cash investing activities:
Change in unrealized gain (loss) on securities AFS, net of tax	1,586	(3,031)	—
Cash dividends declared on common stock not yet paid	(1,669)	(1,158)	(644)

Acquisition:
Common stock issued	—	—	64,140

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9(A). Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures:

An evaluation of the Company’s disclosure controls and procedures, as defined in Rule 13a 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), was conducted as of December 31, 2024 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that based on their evaluation at December 31, 2024, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

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

As of December 31, 2024, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2024.

Moss Adams LLP, the independent registered public accounting firm that audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K, has also issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, is included in the “Report of Independent Registered Public Accounting Firm” contained under “Item 8 – Financial Statements and Supplementary Data” of this Form 10-K.

(c)   Changes in Internal Controls over Financial Reporting

There were no changes made to our internal control over financial reporting that occurred during the three months ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(a)	Nothing to report.
(b)	During the quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

Information concerning the Company’s directors and executive officers is incorporated herein by reference from the Proxy Statement, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

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

Insider Trading Policy. Information concerning the Company’s Insider Trading Policy is incorporated herein by reference from the Proxy Statement, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

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

The following table sets forth information as of December 31, 2024 with respect to the Company’s equity compensation plans, all of which were approved by the Company’s shareholders:

Number of securities
	Number of securities to	Weighted-average	remaining available for
	be issued upon exercise	exercise price of	future issuance under
	of outstanding options,	outstanding options,	equity compensation
Plan category	warrants, and rights	warrants, and rights	plans (1)

Equity compensation plans approved by security holders	—	$—	492,038
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	492,038
(1)	All of the shares reported are available for future issuance other than upon the exercise of an option, warrant, or right.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Form 10-K:
(1)	Financial Statements: The Consolidated Financial Statements are included in Part II. “Item. 8 Financial Statements and Supplementary Data”.
(2)	Financial Statements Schedules: All schedules are omitted because they are not required or applicable, or the required information is shown in the Consolidated Financial Statements or Notes.
(3)	Exhibits: Included in schedule below.

Exhibit Number	Description

3.1	Articles of Incorporation of BayCom Corp(1)

3.2	Amended and Restated Bylaws of BayCom Corp(2)

4.1	Form of common stock certificate of BayCom Corp(1)

4.2	Description of BayCom Corp’s Securities(3)

4.3	Indenture, date August 6, 2020, between BayCom Corp and Wilmington Trust, National Association, as Trustee(4)

4.4	First Supplemental Indenture, dated August 6, 2020, between BayCom Corp and Wilmington Trust, National Association, as Trustee(4)

4.5	Form of 5.25% Fixed-to-Floating Rate Subordinated Note due 2030 (included in Exhibit 4.2)(4)

10.1+	Amended and Restated Employment Agreement, dated March 5, 2021, among BayCom Corp, United Business Bank and George Guarini⁽⁵⁾

10.2+	Amendment No. 1 dated January 17, 2024 to the Amended and Restated Employment Agreement, dated March 5, 2021, by among BayCom Corp, United Business Bank and George Guarini(6)

10.3+	Amended and Restated Employment Agreement, dated March 5, 2021, among BayCom Corp, United Business Bank and Janet King⁽⁵⁾

10.4+	Amendment No. 1 dated January 17, 2024 to the Amended and Restated Employment Agreement, dated March 5, 2021, by among BayCom Corp, United Business Bank and Janet King(6)

10.5+	Amended and Restated Employment Agreement, dated March 5, 2021, among BayCom Corp, United Business Bank and Keary Colwell⁽⁵⁾

10.6+	Amendment No. 1 to the Amended and Restated Employment Agreement, dated January 19, 2024, among BayCom Corp, United Business Bank and Keary Colwell(6)

10.7+	Amended and Restated Executive Supplemental Compensation Agreement, dated February 20, 2018, between United Business Bank and George J. Guarini(7)

10.8+	Amended and Restated Executive Supplemental Compensation Agreement, dated February 20, 2018, between United Business Bank and Janet King(1)

10.9+	Amended and Restated Executive Supplemental Compensation Agreement, dated February 20, 2018, between United Business Bank and Keary Colwell.(1)

10.10+	Amended and Restated Joint Beneficiary Agreement between United Business Bank and George Guarini(1)

10.11+	Amendment No. 1 to Amended and Restated Joint Beneficiary Agreement by and between United Business Bank and George J. Guarini, Dated June 20, 2023⁽⁷⁾

10.12+	BayCom Corp Amended and Restated 2017 Omnibus Equity Incentive Plan(1)

10.13+	Form of Restricted Stock Award Agreement under the BayCom Corp Amended and Restated 2017 Omnibus Equity Incentive Plan(1)

10.14+	Form of Non-Qualified Stock Option Agreement under the BayCom Corp Amended and Restated 2017 Omnibus Equity Incentive Plan(1)

10.15+	Form of Incentive Stock Option Agreement under the BayCom Corp Amended and Restated 2017 Omnibus Equity Incentive Plan(1)

10.16+	Form of Restricted Stock Unit Agreement under the BayCom Corp Amended and Restated 2017 Omnibus Equity Incentive Plan(1)

10.17+	Joint Beneficiary Agreement between United Business Bank and Janet King(1)

10.18+	Amendment No. 1 to Joint Beneficiary Agreement by and between United Business Bank and Janet King, dated June 20, 2023⁽⁷⁾

10.19+	Joint Beneficiary Agreement between United Business Bank and Keary Colwell(1)

10.20+	Amendment No. 1 to Joint Beneficiary Agreement by and between United Business Bank and Keary Colwell, dated June 20, 2023(7)

10.21+	Joint Beneficiary Agreement between United Business Bank and Mery Therese Curley⁽⁸⁾

10.22+	Summary of Annual Incentive Bonus program(9)

10.23	Form of Change in Control Agreement by and between United Business Bank and each of Harrison Lee, Isabella Mitchell and Mary Therese Curley

14	Code of Business Conduct and Ethics(10)

19	Insider trading policies and procedures

21	Subsidiaries of the Registrant(11)

23.1	Consent of Moss Adams LLP

24	Power of Attorney (set forth on signature page).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Policy relating to Recovery of Erroneously Awarded Compensation(12)

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Shareholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

+Indicates management contract or compensatory plan or arrangement.

(1)	Incorporated herein by reference to the Registration Statement on Form S-1 filed on April 11, 2018 (File No. 333-224236).
(2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2020 (File No. 001-38483).
(3)	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-38433).
(4)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on August 10, 2020 (File No. 001-38483).
(5)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2021 (File No. 001-38483).
(6)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on January 19, 2024 (File No. 001-38483).
(7)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on June 23, 2023 (File No. 001-38483).
(8)	Incorporated herein by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the ended June 30, 2018, filed on August 14, 2018 (File No. 001-38433).

(9)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the ended March 31, 2021, filed on May 13, 2021 (File No. 001-38433).
(10)	Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.unitedbusinessbank.com in the section titled About Us — Investor Information.
(11)	Incorporated herein by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-38433).

(12)	Incorporated herein by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-38483).

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAYCOM CORP
Date:	March 14, 2025	By:	/s/ George J. Guarini
George J. Guarini
President and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of George J. Guarini and Keary L. Colwell his or her true and lawful attorney- in-fact and agent, with full power of substitution and re-substitution, for him/her and in his/her name, place and stead, in any and all capacities, to sign any amendment to BayCom Corp’s Annual Report on Form 10-K for the year ended December 31, 2024, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming said attorney-in-fact and agent or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ George J. Guarini	Date:	March 14, 2025
George J. Guarini, President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Lloyd W. Kendall	Date:	March 14, 2025
Lloyd W. Kendall, Chairman of the Board and Director

/s/ Harpreet S. Chaudhary	Date:	March 14, 2025
Harpreet S. Chaudhary, Director

/s/ Robert G. Laverne	Date:	March 14, 2025
Robert G. Laverne, MD, Director

/s/ Syvia L. Magid	Date:	March 14, 2025
Syvia L. Magid, Director

/s/ Bhupen B. Amin	Date:	March 14, 2025
Bhupen B. Amin, Director

/s/ Dennis Guida	Date:	March 14, 2025
Dennis Guida, Director

/s/ Janet L. King	Date:	March 14, 2025
Janet L. King, Senior Executive Vice President, Chief Operating Officer and Director

/s/ Keary L. Colwell	Date:	March 14, 2025
Keary L. Colwell, Senior Executive Vice President, Chief Financial
Officer, Chief Administrative Officer, Secretary and Director (Principal Financial and Accounting Officer)