Form 10-Q
period 2025-03-31
BayCom Corp
filed 2025-05-09
CIK 1730984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 7, 2025, there were 11,006,943 shares of the registrant’s common stock outstanding.

BAYCOM CORP

QUARTERLY REPORT ON FORM 10-Q

In this document, “BayCom” refers to BayCom Corp, the “Bank” refers to United Business Bank, BayCom’s wholly-owned subsidiary, and the “Company,” “we,” “us,” and “our” refer to BayCom and the Bank collectively, unless the context otherwise requires.

BAYCOM CORP

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

(unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
Cash due from banks	$21,037	$23,138
Federal funds sold and interest-bearing balances in banks	235,512	340,894
Cash and cash equivalents	256,549	364,032
Time deposits in banks	—	249
Investment securities available-for-sale ("AFS"), at fair value, net of allowance for credit losses of $0 at both March 31, 2025 and December 31, 2024	192,400	193,328
Equity securities, at fair value	12,865	13,120
Federal Home Loan Bank ("FHLB") stock, at par	11,313	11,313
Federal Reserve Bank ("FRB") stock, at par	9,648	9,645
Loans held for sale	276	2,216
Loans, net of allowance for credit losses of $18,500 at March 31, 2025 and $17,900 at December 31, 2024	1,948,168	1,934,996
Premises and equipment, net	13,257	13,386
Core deposit intangible, net	2,430	2,693
Cash surrender value of bank owned life insurance ("BOLI") policies, net	23,777	23,591
Right-of-use assets ("ROU"), net	13,965	13,383
Goodwill	38,838	38,838
Interest receivable and other assets	40,312	43,718
Total assets	$2,563,798	$2,664,508

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest and interest bearing deposits	$2,128,830	$2,234,009
Junior subordinated deferrable interest debentures, net	8,665	8,645
Subordinated debt, net	63,779	63,736
Salary continuation plan	4,724	4,737
Lease liabilities	15,016	14,383
Interest payable and other liabilities	13,447	14,632
Total liabilities	2,234,461	2,340,142
Commitments and contingencies (Note 17)

Shareholders' equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding at both March 31, 2025 and December 31, 2024	—	—
Common stock, no par value; 100,000,000 shares authorized; 11,089,682 and 11,121,475 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	171,099	172,254
Additional paid in capital	287	287
Accumulated other comprehensive loss, net of tax	(10,911)	(13,006)
Retained earnings	168,862	164,831
Total shareholders’ equity	329,337	324,366
Total liabilities and shareholders’ equity	$2,563,798	$2,664,508

See Notes to Condensed Consolidated Financial Statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for share and per share data)

(unaudited)

	Three months ended
	March 31,
	2025	2024

Interest income:
Loans, including fees	$27,149	$25,257
Investment securities	2,454	1,956
Fed funds sold and interest-bearing balances in banks	2,649	4,115
FHLB dividends	249	272
FRB dividends	145	144
Total interest and dividend income	32,646	31,744
Interest expense:
Deposits	8,683	8,227
Subordinated debt	891	893
Junior subordinated deferrable interest debentures	192	217
Total interest expense	9,766	9,337
Net interest income	22,880	22,407
Provision for credit losses	642	252
Net interest income after provision for credit losses	22,238	22,155
Noninterest income:
Gain on sale of loans	198	—
(Loss) gain on equity securities	(255)	573
Service charges and other fees	945	839
Loan servicing and other loan fees	389	392
Loss on investment in Small Business Investment Company (“SBIC”) fund	(109)	(30)
Other income and fees	272	288
Total noninterest income	1,440	2,062
Noninterest expense:
Salaries and employee benefits	9,935	10,036
Occupancy and equipment	2,136	2,154
Data processing	1,853	1,753
Other expense	2,065	2,128
Total noninterest expense	15,989	16,071
Income before provision for income taxes	7,689	8,146
Provision for income taxes	1,987	2,269
Net income	$5,702	$5,877
Earnings per common share:
Basic earnings per common share	$0.51	$0.51
Weighted average common shares outstanding	11,136,058	11,525,752

Diluted earnings per common share	$0.51	$0.51
Weighted average common shares outstanding	11,136,058	11,525,752

See Notes to Condensed Consolidated Financial Statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three months ended
	March 31,
	2025	2024

Net income	$5,702	$5,877
Other comprehensive income:
Change in unrealized gain on AFS securities	2,928	696
Deferred tax expense	(833)	(212)
Other comprehensive income, net of tax	2,095	484
Total comprehensive income	$7,797	$6,361

See Notes to Condensed Consolidated Financial Statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except for share and per share data)

(unaudited)

				Accumulated
		Common	Additional	Other		Total
	Number of	Stock	Paid in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Capital	Income/(Loss)	Earnings	Equity
Three months ended March 31, 2025
Balance, December 31, 2024	11,121,475	$172,254	$287	$(13,006)	$164,831	$324,366
Net income					5,702	5,702
Other comprehensive income, net				2,095		2,095
Restricted stock granted	22,221					—
Forfeiture of restricted stock grants	(3,221)					—
Cash dividends of $0.15 per share					(1,671)	(1,671)
Stock based compensation		151				151
Repurchase of shares	(50,793)	(1,306)				(1,306)
Balance, March 31, 2025	11,089,682	$171,099	$287	$(10,911)	$168,862	$329,337

Three months ended March 31, 2024
Balance, December 31, 2023	11,551,271	$180,913	$287	$(14,592)	$146,261	$312,869
Net income					5,877	5,877
Other comprehensive income, net				484		484
Restricted stock granted	24,471					—
Forfeiture of restricted stock grants	(505)					—
Cash dividends of $0.10 per share					(1,157)	(1,157)
Stock based compensation		160				160
Repurchase of shares	(198,120)	(3,998)				(3,998)
Balance, March 31, 2024	11,377,117	$177,075	$287	$(14,108)	$150,981	$314,235

See Notes to Condensed Consolidated Financial Statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three months ended
	March 31,
	2025	2024

Cash flows from operating activities:
Net income	$5,702	$5,877
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	642	252
Deferred tax expense	801	1,909
Amortization (accretion) on acquired loans	103	(38)
Gain on sale of loans	(198)	—
Proceeds from sale of loans originated for sale	3,738	—
Loans originated for sale	(2,804)	—
Accretion on junior subordinated debentures	20	20
Gain on repayment of subordinated debt, net	—	34
Increase in cash surrender value of life insurance policies	(186)	(177)
Amortization/accretion of premiums/discounts on investment securities, net	28	36
Loss (gain) on equity securities	255	(573)
Depreciation and amortization	470	491
Core deposit intangible amortization	263	305
Stock based compensation expense	151	160
(Decrease) increase in deferred loan origination fees, net	(174)	64
Net change in interest receivable and other assets	941	(811)
(Decrease) increase in salary continuation plan, net	(13)	115
Net change in interest payable and other liabilities	(459)	(2,581)
Net cash provided by operating activities	9,280	5,083
Cash flows from investing activities:
Proceeds from maturities of interest bearing deposits in banks	249	249
Purchase of investment securities AFS	—	(7,132)
Proceeds from maturities, repayments and calls of investment securities AFS	3,828	3,025
Purchase of FRB stock	(3)	(4)
Purchase of loans	(7,550)	—
(Increase) decrease in loans, net	(4,990)	36,027
Purchase of equipment and leasehold improvements, net	(143)	(1,143)
Net cash (used in) provided by investing activities	(8,609)	31,022

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(In thousands)

(unaudited)

	Three months ended
	March 31,
	2025	2024

Cash flows from financing activities:
Decrease in noninterest and interest bearing deposits in banks, net	(74,169)	(26,816)
(Decrease) increase in time deposits, net	(31,010)	36,973
Repayment of subordinated debt, net	—	(315)
Repurchase of common stock	(1,306)	(3,998)
Dividends paid on common stock	(1,669)	(1,156)
Net cash (used in) provided by financing activities	(108,154)	4,688
(Decrease) increase in cash and cash equivalents	(107,483)	40,793
Cash and cash equivalents at beginning of period	364,032	307,539
Cash and cash equivalents at end of period	$256,549	$348,332

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$10,555	$9,673

Non-cash investing and financing activities:
Change in unrealized gain on AFS securities, net of tax	$2,095	$484
Transfer of loans to held-for-sale	276	1,684
Recognition of ROU assets in exchange for lease obligations	1,469	575
Cash dividends declared on common stock not yet paid	(1,671)	(1,157)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in annual financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Results of operations for interim periods are not necessarily indicative of results for the full year. Certain prior year information has been reclassified to conform to the current year presentation. None of the reclassifications impacted consolidated net income, earnings per share or shareholders’ equity.

NOTE 2 - ACCOUNTING GUIDANCE NOT YET EFFECTIVE AND ADOPTED ACCOUNTING GUIDANCE

Accounting Guidance Recently Adopted

Segment Reporting – Improvements to Reportable Segment Disclosures (Topic 280) – In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, enhanced interim disclosure requirements, clarifying circumstances in which an entity can disclose multiple segment measures of profit or loss, providing new segment disclosure requirements for entities with a single reportable segment, and requiring other disclosures. The amendments are effective for annual reporting periods beginning after December 15, 2023 (i.e., 2024 Form 10-K) and interim periods within fiscal years beginning after December 31, 2024, and must be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The disclosure requirements of this update did not have a material effect on the Company’s consolidated financial statements. See Note 18—Segment Information.

Recent Accounting Guidance Not Yet Effective

Business Combinations (Topic 805) - In August 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture (JV) Formations: Recognition and Initial Measurement. The guidance requires a newly-formed JV to apply a new basis of accounting to all of its contributed net assets, which results in the JV initially measuring its contributed net assets under ASC 805-20, Business Combinations. The new guidance would be applied prospectively and is effective for all joint venture entities with a formation date on or after January 1, 2025, with early adoption permitted. The Company is evaluating the accounting and disclosure requirements of this update and does not expect them to have a material effect on the Company’s consolidated financial statements.

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

NOTE 3 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of securities AFS at the dates indicated are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
March 31, 2025
U.S. Government Agencies	$1,883	$—	$(8)	$1,875
Municipal securities	23,725	158	(1,344)	22,539
Mortgage-backed securities	50,218	187	(3,168)	47,237
Collateralized mortgage obligations	47,443	224	(1,830)	45,837
SBA securities	3,902	6	(62)	3,846
Corporate bonds	80,486	37	(9,457)	71,066
Total	$207,657	$612	$(15,869)	$192,400

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
December 31, 2024
U.S. Government Agencies	$1,949	$—	$(12)	$1,937
Municipal securities	23,777	82	(1,334)	22,525
Mortgage-backed securities	51,281	95	(3,893)	47,483
Collateralized mortgage obligations	49,220	147	(2,208)	47,159
SBA securities	4,054	6	(75)	3,985
Corporate bonds	81,232	29	(11,022)	70,239
Total	$211,513	$359	$(18,544)	$193,328

Amortized cost and fair values exclude accrued interest receivable of $1.6 million and $1.3 million at March 31, 2025 and December 31, 2024, respectively, which is included in interest receivable and other assets in the condensed consolidated balance sheets.

During both the three months ended March 31, 2025 and 2024, the Company sold no securities AFS.

The amortized cost and estimated fair value of securities AFS at the dates indicated by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2025		December 31, 2024
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value

Securities AFS
Due in one year or less	$2,050	$2,043	$2,002	$1,993
Due after one through five years	20,890	18,515	37,763	33,467
Due after five years through ten years	97,781	88,136	84,002	74,018
Due after ten years	86,936	83,706	87,746	83,850
Total	$207,657	$192,400	$211,513	$193,328

At both March 31, 2025 and December 31, 2024, there were no securities pledged.

The estimated fair value and gross unrealized losses for securities AFS aggregated by the length of time that individual securities have been in a continuous unrealized loss position at the dates indicated are as follows:

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
March 31, 2025
U.S. Government Agencies	$—	$—	$902	$(8)	$902	$(8)
Municipal securities	3,810	(114)	12,799	(1,230)	16,609	(1,344)
Mortgage-backed securities	10,445	(121)	23,626	(3,047)	34,071	(3,168)
Collateralized mortgage obligations	3,183	(34)	23,665	(1,796)	26,848	(1,830)
SBA securities	1,854	(9)	1,294	(53)	3,148	(62)
Corporate bonds	980	(20)	68,463	(9,437)	69,443	(9,457)
Total	$20,272	$(298)	$130,749	$(15,571)	$151,021	$(15,869)

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
December 31, 2024
U.S. Government Agencies	$1,938	$(12)	$—	$—	$1,938	$(12)
Municipal securities	5,135	(67)	13,333	(1,267)	18,468	(1,334)
Mortgage-backed securities	16,514	(321)	22,257	(3,572)	38,771	(3,893)
Collateralized mortgage obligations	17,234	(145)	19,012	(2,063)	36,246	(2,208)
SBA securities	2,023	(9)	1,250	(66)	3,273	(75)
Corporate bonds	2,760	(240)	64,118	(10,782)	66,878	(11,022)
Total	$45,604	$(794)	$119,970	$(17,750)	$165,574	$(18,544)

At March 31, 2025, the Company held 332 securities AFS, of which 194 were in an unrealized loss position for more than twelve months and 41 were in an unrealized loss position for less than twelve months. At December 31, 2024, the Company held 352 investment securities, of which 212 were in an unrealized loss position for more than twelve months and 53 were in an unrealized loss position for less than twelve months. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

Allowance for credit losses on investment debt securities available-for-sale

Investment debt securities that were in an unrealized loss position as of March 31, 2025 were evaluated to determine whether the decline in fair value below the amortized cost basis resulted from a credit loss or changes in required yields by investors in these types of securities, among other factors. This assessment first includes a determination of whether the Company intends to sell the security, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses. In making this assessment, management considers the nature of the security and any related government guarantees, any changes to the rating of the security by a rating agency, creditworthiness of the issuers/guarantors, the underlying collateral, the financial conditions and prospects of the issuer, and any adverse conditions specifically related to the security, among other factors.

As of March 31, 2025, the Company expects to recover the amortized cost basis of its securities, has no present intent to sell any investment securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses before recovery of their amortized cost and the decline in fair value is largely attributed to changes in interest rates and other market conditions. The issuers of these securities continue to make timely principal and interest payments. No allowances for credit losses have been recognized on investment debt securities AFS in an unrealized loss position, as management does not believe any of the securities are impaired due to reasons of credit quality at March 31, 2025.

Equity Securities

The Company recognized a net loss on equity securities of $255,000 and a net gain of $573,000 for the three months ended March 31, 2025 and 2024, respectively. Equity securities were $12.9 million and $13.1 million as of March 31, 2025 and December 31, 2024, respectively.

NOTE 4 – LOANS

The Company’s loan portfolio at the dates indicated is summarized below:

	March 31,	December 31,
	2025	2024
Commercial and industrial	$179,403	$173,948
Construction and land	477	1,515
Commercial real estate	1,678,660	1,667,231
Residential	107,271	109,662
Consumer	534	391
Total loans	1,966,345	1,952,747
Net deferred loan costs	323	149
Allowance for credit losses	(18,500)	(17,900)
Net loans	$1,948,168	$1,934,996

Net loans exclude accrued interest receivable of $6.6 million and $6.7 million at March 31, 2025 and December 31, 2024, respectively, which is included in interest receivable and other assets in the condensed consolidated balance sheets.

The Company’s total individually evaluated loans, including collateral dependent loans, nonaccrual loans, modified loans to borrowers experiencing financial difficulty, and accreting purchase credit deteriorated (“PCD”) loans that have experienced post-acquisition declines in cash flows expected to be collected are summarized as follows:

	Commercial	Construction	Commercial
	and industrial	and land	real estate	Residential	Consumer	Total
March 31, 2025
Recorded investment in loans individually evaluated:
With no specific allowance recorded	$—	$—	$13,741	$972	$—	$14,713
With a specific allowance recorded	1,272	—	2,040	—	—	3,312
Total recorded investment in loans individually evaluated	$1,272	$—	$15,781	$972	$—	$18,025
Specific allowance on loans individually evaluated	$704	$—	$596	$—	$—	$1,300

December 31, 2024
Recorded investment in loans individually evaluated:
With no specific allowance recorded	$—	$—	$13,671	$984	$—	$14,655
With a specific allowance recorded	954	—	1,754	—	—	2,708
Total recorded investment in loans individually evaluated	$954	$—	$15,425	$984	$—	$17,363
Specific allowance on loans individually evaluated	$367	$—	$25	$—	$—	$392

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

During the three months ended March 31, 2025 and 2024, there were no modifications of loans to borrowers experiencing financial difficulty.

A summary of previously modified loans to borrowers experiencing financial difficulty by type of concession and type of loan, as of the dates indicated, is set forth below:

	Number of	Rate	Term	Rate & term		% of Total
	loans	modification	modification	modification	Total	loans outstanding
March 31, 2025
Commercial and industrial	2	$—	$91	$—	$91	0.05%
Construction and land	—	—	—	—	—	—%
Commercial real estate	3	—	1,814	—	1,814	0.11%
Residential	1	—	747	—	747	0.70%
Consumer	—	—	—	—	—	—%
Total	6	$—	$2,652	$—	$2,652	0.13%

	Number of	Rate	Term	Rate & term		% of Total
	loans	modification	modification	modification	Total	loans outstanding
December 31, 2024
Commercial and industrial	2	$—	$97	$—	$97	0.06%
Construction and land	—	—	—	—	—	—%
Commercial real estate	3	—	1,846	—	1,846	0.11%
Residential	1	—	747	—	747	0.68%
Consumer	—	—	—	—	—	—%
Total	6	$—	$2,690	$—	$2,690	0.14%

For the three months ended March 31, 2025 and 2024, the Company recorded no charge-offs and $1.3 million of charge-offs for modified loans to borrowers experiencing financial difficulty, respectively.

As of March 31, 2025 and December 31, 2024, individually evaluated modified loans to borrowers experiencing financial difficulty had a related allowance of $22,000 and $24,000, respectively. As of March 31, 2025 and December 31, 2024, none of the modified loans to borrowers experiencing financial difficulty were performing in accordance with their modified terms. All accruing modified loans to borrowers experiencing financial difficulty, if any, are included in the loans individually evaluated as part of the calculation of the allowance for credit losses for loans.

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

Loans that are assigned higher risk grades are loans that exhibit the following characteristics:

Special Mention loans have potential weaknesses that deserve close attention. If left uncorrected, these potential weaknesses may result in a deterioration of the repayment prospects for the loan or in the Company’s credit position at some future date. Special Mention loans are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification. Special Mention is a temporary rating, pending the occurrence of an event that would cause the risk rating either to improve or to be downgraded.

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

Revolving loans that are converted to term loans are treated as new originations in the tables below and are presented by year of initial origination. During the three months ended March 31, 2025, and the year ended December 31, 2024, none and $867,000 of the Company’s revolving loans were converted to term loans, respectively.

The following tables present the internally assigned risk grade by class of loans at the dates indicated:

							Revolving
	Term loans - amortized cost by origination year						loans
	2025	2024	2023	2022	2021	Prior	amortized cost	Total
March 31, 2025
Commercial and industrial:
Pass	$7,606	$58,409	$18,236	$19,868	$10,260	$39,722	$20,995	$175,096
Special mention	—	—	—	—	—	1,582	400	1,982
Substandard	—	150	356	—	55	1,464	300	2,325
Total commercial and industrial	$7,606	$58,559	$18,592	$19,868	$10,315	$42,768	$21,695	$179,403
YTD gross charge-offs	$—	$—	$—	$—	$—	$100	$—	$100
Construction and land:
Pass	$—	$35	$—	$—	$125	$317	$—	$477
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total construction and land	$—	$35	$—	$—	$125	$317	$—	$477
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Pass	$54,240	$191,152	$87,273	$366,773	$427,015	$442,668	$1,532	$1,570,653
Special mention	—	—	—	6,167	9,884	54,119	—	70,170
Substandard	—	—	629	—	9,020	28,188	—	37,837
Total commercial real estate	$54,240	$191,152	$87,902	$372,940	$445,919	$524,975	$1,532	$1,678,660
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Residential:
Pass	$696	$31,417	$—	$—	$34,506	$33,711	$4,503	$104,833
Special mention	—	—	—	—	830	404	15	1,249
Substandard	—	—	—	—	49	1,076	64	1,189
Total residential	$696	$31,417	$—	$—	$35,385	$35,191	$4,582	$107,271
YTD gross charge-offs	$—	$—	$—	$—	$—	$1	$—	$1
Consumer:
Pass	$70	$145	$37	$31	$10	$106	$133	$532
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2	—	2
Total consumer	$70	$145	$37	$31	$10	$108	$133	$534
YTD gross charge-offs	$—	$—	$—	$—	$—	$5	$—	$5
Total loans outstanding
Risk ratings
Pass	$62,612	$281,158	$105,546	$386,672	$471,916	$516,524	$27,163	$1,851,591
Special mention	—	—	—	6,167	10,714	56,105	415	73,401
Substandard	—	150	985	—	9,124	30,730	364	41,353
Doubtful	—	—	—	—	—	—	—	—
Total loans outstanding	$62,612	$281,308	$106,531	$392,839	$491,754	$603,359	$27,942	$1,966,345
YTD gross charge-offs	$—	$—	$—	$—	$—	$106	$—	$106

							Revolving
	Term loans - amortized cost by origination year						loans
	2024	2023	2022	2021	2020	Prior	amortized cost	Total
December 31, 2024
Commercial and industrial:
Pass	$54,720	$20,314	$20,759	$11,823	$13,433	$28,708	$19,699	$169,456
Special mention	—	—	—	56	—	1,969	200	2,225
Substandard	150	154	—	—	1,184	471	308	2,267
Total commercial and industrial	$54,870	$20,468	$20,759	$11,879	$14,617	$31,148	$20,207	$173,948
YTD gross charge-offs	$—	$—	$—	$1,021	$45	$324	$—	$1,390
Construction and land:
Pass	$10	$—	$—	$128	$1,090	$287	$—	$1,515
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total construction and land	$10	$—	$—	$128	$1,090	$287	$—	$1,515
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Pass	$196,303	$88,599	$371,319	$432,629	$97,046	$370,828	$1,510	$1,558,234
Special mention	—	632	6,243	10,462	18,250	44,089	—	79,676
Substandard	—	—	—	9,063	996	19,262	—	29,321
Total commercial real estate	$196,303	$89,231	$377,562	$452,154	$116,292	$434,179	$1,510	$1,667,231
YTD gross charge-offs	$—	$—	$—	$2,413	$—	$1,359	$—	$3,772
Residential:
Pass	$31,828	$—	$—	$36,624	$1,452	$32,245	$5,041	$107,190
Special mention	—	—	—	859	—	410	80	1,349
Substandard	—	—	—	30	—	1,093	—	1,123
Total residential	$31,828	$—	$—	$37,513	$1,452	$33,748	$5,121	$109,662
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Consumer:
Pass	$153	$54	$35	$10	$2	$128	$3	$385
Special mention	—	—	—	—	—	2	—	2
Substandard	—	—	—	—	—	4	—	4
Total consumer	$153	$54	$35	$10	$2	$134	$3	$391
YTD gross charge-offs	$—	$—	$—	$—	$—	$2	$1	$3
Total loans outstanding
Risk ratings
Pass	$283,014	$108,967	$392,113	$481,214	$113,023	$432,196	$26,253	$1,836,780
Special mention	—	632	6,243	11,377	18,250	46,470	280	83,252
Substandard	150	154	—	9,093	2,180	20,830	308	32,715
Doubtful	—	—	—	—	—	—	—	—
Total loans outstanding	$283,164	$109,753	$398,356	$501,684	$133,453	$499,496	$26,841	$1,952,747
YTD gross charge-offs	$—	$—	$—	$3,434	$45	$1,685	$1	$5,165

The following tables provide an aging of the Company’s loans receivable as of the dates indicated:

								Recorded
			90 Days					investments
	30–59 Days	60–89 Days	or more	Total			Total loans	90 days or more past due
	past due	past due	past due	past due	Current	PCD loans	receivable	and still accruing
March 31, 2025
Commercial and industrial	$809	$126	$464	$1,399	$178,004	$—	$179,403	$150
Construction and land	—	—	—	—	476	1	477	—
Commercial real estate	4,773	—	3,681	8,454	1,649,699	20,507	1,678,660	—
Residential	5,650	—	747	6,397	100,666	208	107,271	—
Consumer	3	—	—	3	531	—	534	—
Total	$11,235	$126	$4,892	$16,253	$1,929,376	$20,716	$1,966,345	$150

								Recorded
			90 Days					investments
	30–59 Days	60–89 Days	or more	Total			Total loans	90 days or more past due
	past due	past due	past due	past due	Current	PCD loans	receivable	and still accruing
December 31, 2024
Commercial and industrial	$758	$87	$399	$1,244	$172,704	$—	$173,948	$220
Construction and land	—	—	—	—	1,509	6	1,515	—
Commercial real estate	4,794	1,527	3,220	9,541	1,635,499	22,191	1,667,231	—
Residential	123	1	747	871	108,538	253	109,662	—
Consumer	6	—	—	6	385	—	391	—
Total	$5,681	$1,615	$4,366	$11,662	$1,918,635	$22,450	$1,952,747	$220

Nonaccrual loans totaled $9.8 million and $9.2 million at March 31, 2025 and December 31, 2024, respectively. Nonaccrual loans guaranteed by a government agency, which reduces the Company’s credit exposure, were $618,000 at March 31, 2025 compared to $2.0 million at December 31, 2024. At March 31, 2025, nonaccrual loans included $610,000 of loans 30-89 days past due and $4.4 million of loans less than 30 days past due. At December 31, 2024, nonaccrual loans included $643,000 of loans 30-89 days past due and no loans less than 30 days past due. At March 31, 2025, the $610,000 of nonaccrual loans 30-89 days past due was comprised of one loan and the $4.4 million of loans less than 30 days past due was comprised of 19 loans. All these loans were placed on nonaccrual due to concerns over the financial condition of the borrowers. At both March 31, 2025 and December 31, 2024, there was one loan 90 days or more past due and still accruing, with a balance of $150,000 and $220,000 at those dates.

Interest foregone on nonaccrual loans was approximately $269,000 for the three months ended March 31, 2025, compared to $483,000 for the three months ended March 31, 2024. Interest income recognized on nonaccrual loans was approximately $35,000 and $7,200 for the three months ended March 31, 2025 and 2024, respectively.

Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $1.09 billion and $1.04 billion at March 31, 2025 and December 31, 2024, respectively. At March 31, 2025 and December 31, 2024, $75.1 million and $76.7 million of loans were pledged to the FRB of San Francisco, respectively. For additional information, see “Note 11 - Borrowings” of the Notes to Condensed Consolidated Financial Statements.

NOTE 5 – ALLOWANCE FOR CREDIT LOSSES FOR LOANS

The following tables summarize the Company’s allowance for credit losses for loans, reserve for unfunded commitments, and loan balances individually and collectively evaluated by type of loan, as of the dates and for the periods indicated:

	Commercial	Construction	Commercial				Reserve for
	and industrial	and land	real estate	Residential	Consumer	Total	unfunded commitments
Three months ended March 31, 2025
Allowance for credit losses
Beginning balance	$4,681	$72	$11,365	$1,780	$2	$17,900	$600
Charge-offs	(100)	—	—	(1)	(5)	(106)	—
Recoveries	2	—	—	1	1	4	—
Provision for (reversal of) credit losses	367	(51)	496	(118)	8	702	(60)
Ending balance	$4,950	$21	$11,861	$1,662	$6	$18,500	$540

March 31, 2025
Allowance for credit losses:
Loans individually evaluated	$704	$—	$596	$—	$—	$1,300
Loans collectively evaluated	4,246	21	10,988	1,660	6	16,921
PCD loans	—	—	277	2	—	279

Loans receivable:
Individually evaluated	$1,272	$—	$15,781	$972	$—	$18,025
Collectively evaluated	178,131	476	1,642,372	106,091	534	1,927,604
PCD loans	—	1	20,507	208	—	20,716
Total loans	$179,403	$477	$1,678,660	$107,271	$534	$1,966,345

	Commercial	Construction	Commercial				Reserve for
	and industrial	and land	real estate	Residential	Consumer	Total	unfunded commitments
Three months ended March 31, 2024
Allowance for credit losses
Beginning balance	$4,216	$298	$16,498	$979	$9	$22,000	$225
Charge-offs	(178)	—	(3,206)	—	(1)	(3,385)	—
Recoveries	13	—	—	—	—	13	—
Provision for (reversal of) credit losses	140	14	140	(32)	—	262	(10)
Ending balance	$4,191	$312	$13,432	$947	$8	$18,890	$215

March 31, 2024
Allowance for credit losses:
Loans individually evaluated	$1,290	$—	$58	$2	$—	$1,350
Loans collectively evaluated	2,902	312	12,816	940	8	16,978
PCD loans	—	—	558	5	—	563

Loans receivable:
Individually evaluated	$1,667	$366	$18,608	$1,463	$—	$22,104
Collectively evaluated	158,734	9,230	1,594,041	82,009	570	1,844,584
PCD loans	193	20	19,441	396	—	20,050
Total loans	$160,594	$9,616	$1,632,090	$83,868	$570	$1,886,738

For the three months ended March 31, 2025, the provision for credit losses was primarily driven by loan growth, charge-offs during the quarter, and an increase in specific reserves on individually evaluated loans. Net charge-offs were $102,000 for the first quarter of 2025.

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

	Retail and		Convalescent				A/R and
	Office	Multifamily	facility	Hotel	Other	SFR 1-4	Equipment	Total	ACL
March 31, 2025
Commercial and industrial	$—	$—	$—	$—	$—	$—	$1,272	$1,272	$705
Construction and land	—	—	—	—	—	—	—	—	—
Commercial real estate	464	72	1,200	7,850	6,195	—	—	15,781	595
Residential	—	—	—	—	—	972	—	972	—
Consumer	—	—	—	—	—	—	—	—	—
Total	$464	$72	$1,200	$7,850	$6,195	$972	$1,272	$18,025	$1,300

December 31, 2024
Commercial and industrial	$—	$—	$—	$—	$—	$—	$954	$954	$367
Construction and land	—	—	—	—	—	—	—	—	—
Commercial real estate	466	77	1,200	7,987	5,695	—	—	15,425	25
Residential	—	—	—	—	—	984	—	984	—
Consumer	—	—	—	—	—	—	—	—	—
Total	$466	$77	$1,200	$7,987	$5,695	$984	$954	$17,363	$392

The following table shows the amortized cost and allowance for credit losses for loans on nonaccrual status as of the dates indicated:

	As of March 31, 2025			As of December 31, 2024
	Nonaccrual	Nonaccrual		Nonaccrual	Nonaccrual
	with no allowance	with allowance	Total	with no allowance	with allowance	Total
	for credit losses	for credit losses	nonaccrual	for credit losses	for credit losses	nonaccrual
Commercial and industrial	$—	$438	$438	$—	$293	$293
Construction and land	—	—	—	—	—	—
Commercial real estate	6,519	1,791	8,310	6,055	1,792	7,847
Residential	972	112	1,084	984	119	1,103
Consumer	—	2	2	—	4	4
Total	$7,491	$2,343	$9,834	$7,039	$2,208	$9,247

As part of its acquisition of Pacific Enterprise Bancorp (“PEB”) in 2022, the Company acquired certain small business loans to borrowers qualified under The California Capital Access Program for Small Business, a state guaranteed loan program sponsored by the California Pollution Control Financing Authority (“CalCAP”). PEB ceased originating loans under this loan program in 2017. Under this loan program, the borrower, CalCAP and the participating lender contributed funds to a loss reserve account held in a demand deposit account at the participating lender. The borrower’s contributions to the loss reserve account are attributed to the participating lender. Losses on qualified loans are charged to this account after approval by CalCAP. Under the program, if a loan defaults, the participating lender has immediate coverage of 100% of the loss. The participating lender must return recoveries from the borrower, less expenses, to the credit loss reserve account. The funds in the loss reserve account are the property of CalCAP; however, in the event that the participating lender leaves the program any excess funds, after all loans have been repaid or unenrolled from the program by the participating lender and provided there are no pending claims for reimbursement, the remaining excess funds are distributed to CalCAP and the participating lender based on their respective contributions to the loss reserve account. Funds contributed by the participating lender to the loss reserve account are treated as a receivable from CalCAP and evaluated for impairment quarterly. As of March 31, 2025 and December 31, 2024, the Company had $16.4 million and $17.7 million, respectively, of loans enrolled in this loan program. The Company had a loss reserve account of $7.8 million and $10.4 million as of March 31, 2025 and December 31, 2024, respectively.

In addition, as successor to PEB, the Company was approved by CalCAP, in partnership with the California Air Resources Board, to originate loans to California truckers in the On-Road Heavy-Duty Vehicle Air Quality Loan Program. Under this loan program, CalCAP solely contributes funds to a loss reserve account held in a demand deposit account at the participating lender. Losses are handled in the same manner as described above. The funds are the property of CalCAP and are payable upon termination of the program. When the loss reserve account balance exceeds the total associated loan balance, the excess is to be remitted to CalCAP. The Company originated loans under this program of $3.4 million and $1.1 million during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company had $16.4 million of loans enrolled in this program and a loss reserve account of $3.7 million. As of December 31, 2024, the Company had $17.3 million of loans enrolled in this program and a loss reserve account of $3.8 million.

NOTE 6 – PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at the dates indicated:

	March 31,	December 31,
	2025	2024
Premises owned	$11,472	$11,462
Leasehold improvements	3,678	3,602
Furniture, fixtures and equipment	10,175	9,929
Less accumulated depreciation and amortization	(12,068)	(11,607)
Total premises and equipment, net	$13,257	$13,386

Depreciation and amortization included in occupancy and equipment expense totaled $470,000 and $491,000 for the three months ended March 31, 2025 and 2024, respectively.

NOTE 7 – LEASES

The Company leased 20 branches under noncancelable operating leases as of March 31, 2025. These leases expire on various dates through 2030. Many of these lease agreements include one or more renewal options, exercisable at the Company’s discretion. When the Company determines at lease commencement that it is reasonably certain to exercise a renewal option, the extended lease term is included in the measurement of the ROU asset and corresponding lease liability.

The Company uses the discount rate implicit in the lease when it is readily determinable. In instances where the implicit rate is not available, which is typically the case, the Company applies its incremental borrowing rate, determined  on a collateralized basis and over a term comparable to the lease term, as of the lease commencement date.

The below maturity schedule presents, as of March 31, 2025, the undiscounted lease payments for the next five years and thereafter:

For remainder of 2025	$3,002
2026	3,638
2027	3,232
2028	3,162
2029	2,701
Thereafter	652
Total undiscounted cash flows	16,387
Less: interest	(1,371)
Present value of lease payments	$15,016

The following table presents the weighted average lease term and discount rate at the dates indicated:

	March 31, 2025		December 31, 2024
Weighted-average remaining lease term	4.5	years	4.5	years
Weighted-average discount rate	3.9%		3.8%

            The following table presents certain information related to the operating lease costs included in occupancy and equipment expense on the Condensed Consolidated Statements of Income for the periods indicated:

	Three months ended
	March 31,
	2025	2024
Operating lease cost	$1,046	$986
Short-term lease cost	—	15
Less: Sublease income	(25)	(12)
Total operating lease cost, net	$1,021	$989

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

Changes in the Company's goodwill during the periods indicated were as follows:

	Three months Ended	Year ended
	March 31, 2025	December 31, 2024
Balance at beginning of period	$38,838	$38,838
Acquired goodwill	—	—
Impairment	—	—
Balance at end of period	$38,838	$38,838

Core Deposit Intangible

Changes in the Company’s core deposit intangible during the periods indicated were as follows:

	Three months Ended	Year ended
	March 31, 2025	December 31, 2024
Balance at beginning of period	$2,693	$3,915
Additions	—	—
Less amortization	(263)	(1,222)
Balance at end of period	$2,430	$2,693

Estimated annual amortization expense at March 31, 2025 was as follows:

For remainder of 2025	$798
2026	455
2027	455
2028	455
Thereafter	267
Total	$2,430

NOTE 9 – INTEREST RECEIVABLE AND OTHER ASSETS

The Company’s interest receivable and other assets at the dates indicated consisted of the following:

	March 31,	December 31,
	2025	2024
Tax assets, net	$15,555	$16,048
Accrued interest receivable	8,965	8,507
Investment in SBIC fund	3,132	3,241
Investment in Community Reinvestment Act fund	2,000	2,000
Prepaid assets	1,833	1,942
Servicing assets	609	673
Investment in Low Income Housing Tax Credit ("LIHTC") partnerships, net	3,785	4,035
Investment in statutory trusts	537	532
CalCAP reserve receivable	1,375	4,023
Other assets	2,521	2,717
Total interest receivable and other assets	$40,312	$43,718

NOTE 10 – DEPOSITS

The Company’s deposits at the dates indicated consisted of the following:

	March 31,	December 31,
	2025	2024
Demand deposits (1)	$589,483	$688,996
NOW accounts	262,512	261,430
Savings	79,339	82,300
Money market	672,103	644,880
Time deposits	525,393	556,403
Total	$2,128,830	$2,234,009

(1) Noninterest bearing.

Included in time deposits above are brokered deposits of $6.5 million and $35.5 million as of March 31, 2025 and December 31, 2024, respectively. At March 31, 2025, uninsured deposits totaled $989.6 million, or 46.5% of total demand deposits, compared to $1.0 billion, or 46.8% of total demand deposits at December 31, 2024. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.

NOTE 11 – BORROWINGS

Other borrowings – The Bank has an approved secured borrowing facility with the Federal Home Loan Bank of San Francisco (the “FHLB”) for up to 25% of total assets for a term not to exceed five years under a blanket lien of certain types of loans. At March 31, 2025 and December 31, 2024, we had the ability to borrow up to $535.0 million and $540.2 million, respectively, from the FHLB of San Francisco. At both March 31, 2025 and December 31, 2024, we had no FHLB borrowings outstanding.

The Bank has been approved for discount window advances from the FRB of San Francisco secured by certain types of loans. At March 31, 2025 and December 31, 2024, we had the ability to borrow up to $41.5 million and $41.9 million, respectively, from the FRB of San Francisco. At both March 31, 2025 and December 31, 2024, we had no FRB of San Francisco advances outstanding.

The Bank has Federal Funds lines with four correspondent banks. Cumulative available commitments totaled $65.0 million at both March 31, 2025 and December 31, 2024. There were no amounts outstanding under these facilities at both March 31, 2025 and December 31, 2024.

Junior subordinated deferrable interest debentures – In connection with its previous acquisitions, the Company assumed junior subordinated deferrable interest debentures, totaling $8.7 million, net of fair value adjustments, with a weighted average interest rate of 7.14% at March 31, 2025, compared to $8.6 million, net of fair value adjustments, with a weighted average rate of 7.20% at December 31, 2024. The junior subordinated deferrable interest debentures mature in 2034, subject to earlier redemption by the Company at its option.

Subordinated debt – On August 10, 2020, the Company issued and sold $65.0 million aggregate principal amount of 5.25% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “Notes”) at a public offering price equal to 100% of the aggregate principal amount of the Notes. The Notes initially bear a fixed interest rate of 5.25% per year. Commencing on September 15, 2025, the interest rate on the Notes resets quarterly to the three-month Secured Overnight Financing rate plus a spread of 521 basis points (5.21%), payable quarterly in arrears. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year through September 15, 2025 and quarterly thereafter on March 15, June 15, September 15 and December 15 of each year through the maturity date or earlier redemption date. The Company, at its option, may redeem the Notes, in whole or in part, on any interest payment date on or after September 15, 2025, without a premium. At March 31, 2025 and December 31, 2024, the Company had outstanding Notes, net of cost to issue, totaling $63.8 million and $63.7 million, respectively.

NOTE 12 – INTEREST PAYABLE AND OTHER LIABILITIES

The Company’s interest payable and other liabilities at the dates indicated consisted of the following:

	March 31,	December 31,
	2025	2024
Accrued expenses	$5,533	$7,797
Accounts payable	699	614
Reserve for unfunded commitments	540	600
Accrued interest payable	2,325	3,118
Other liabilities	4,350	2,503
Total	$13,447	$14,632

NOTE 13 – OTHER EXPENSES

The Company’s other expenses for the periods indicated consisted of the following:

	Three months ended
	March 31,
	2025	2024
Professional fees	$536	$587
Core deposit premium amortization	263	305
Marketing and promotions	157	123
Stationery and supplies	66	76
Insurance (including FDIC premiums)	373	359
Communication and postage	258	259
Loan default related expense	(12)	8
Director fees and expenses	68	88
Bank service charges	17	16
Courier expense	172	193
Other	167	114
Total	$2,065	$2,128

              The Company expenses marketing and promotion costs as they are incurred. Advertising expense included in marketing and promotions totaled $5,000 and $11,000 for the three months ended March 31, 2025 and  2024, respectively.

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

Generally, awards under the 2024 Plan are subject to a minimum vesting period of one year (at least three years for full vesting for the chief executive officer), provided that awards for up to 5% of the maximum shares available under the 2024 Plan (for any participant other than the chief executive officer) may provide for a shorter vesting period. Subject to adjustment as provided in the 2024 Plan, the maximum number of shares of common stock available for issuance under the 2024 Plan is 500,000, and awards granted under the 2024 Plan to any one participant in any one calendar year are subject to the following limitations: (i) aggregate grants of stock options or stock appreciation rights to any one participant are subject to an annual limit of the lesser of 100,000 shares or $2.0 million in fair market value as of the date of grant; (ii) aggregate grants of restricted stock or restricted stock units to any one participant are subject to an annual limit of the lesser of 50,000 shares or $2.0 million in fair market value as of the date of grant; and (iii) aggregate grants of performance shares or performance units to any one participant are subject to an annual limit of the lesser of 50,000 shares or $2.0 million in fair market value as of the date of grant. In addition, subject to adjustment as provided in the 2024 Plan, the maximum aggregate number of shares that may be covered by awards granted under the 2024 Plan to any non-employee director in any one calendar year is 25,000 shares. As of March 31, 2025, a total of 473,038 shares were available for future issuance under the 2024 Plan.

2017 Omnibus Equity Incentive Plan

The Company’s shareholders approved the Company’s 2017 Omnibus Equity Incentive Plan (“2017 Plan”) in November 2017. The 2017 Plan provides for the awarding by the Company’s Board of Directors of equity incentive awards to employees and non-employee directors. An equity incentive award under the 2017 Plan may be an option, stock appreciation right, restricted stock units, stock award, other stock-based award or performance award. Factors considered by the Board in awarding equity incentives to officers and employees include the performance of the Company, the employee’s or officer’s job performance, the importance of his or her position, and his or her contribution to the organization’s goals for the award period. Generally, awards have a vesting period of one to five years. Subject to adjustment as provided in the 2017 Plan, the maximum number of shares of common stock that may be delivered pursuant to awards granted under the 2017 Plan is 450,000. The 2017 Plan provides for annual restricted stock grant limits to officers, employees and directors. The annual stock grant limit per person for officers and employees is the lesser of 50,000 shares or a value of $2.0 million, and per person for directors, the maximum is 25,000 shares. All unvested restricted shares outstanding vest in the event of a change in control of the Company. Awarded shares of restricted stock vest over (i) a one-year period following the date of grant, in the case of the non-employee directors, and (ii) a three-year or five-year period following the date of grant, with the initial vesting occurring on the one-year anniversary of the date of grant, in the case of the executive officers. As of March 31, 2024, no shares were available for future issuance under the 2017 Plan because the 2024 Plan provides that no further awards may be made under the 2017 Plan upon the approval by the Company’s shareholders of the 2024 Plan.

The following table provides the restricted stock grant activity for the periods indicated:

	2025		2024
		Weighted-average		Weighted-average
		grant date		grant date
	Shares	fair value	Shares	fair value
Non-vested at January 1,	74,346	$20.11	81,365	$18.27
Granted	22,221	26.20	24,471	23.30
Vested	(20,568)	20.20	(19,927)	18.99
Forfeited	(3,221)	24.98	(505)	16.67
Non-vested, at March 31,	72,778	21.73	85,404	19.55

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

In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the lowest level of inputs that is significant to the measurement is used to determine the hierarchy for the entire asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with our quarterly valuation process. There were no transfers between levels during the three months ended March 31, 2025 and 2024.

At both March 31, 2025 and December 31, 2024, there were no liabilities measured at fair value on a recurring or non-recurring basis.

The following assets were measured at fair value on a recurring basis as of the dates indicated:

	Total Estimated	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
March 31, 2025
U.S. Government Agencies	$1,875	$—	$1,875	$—
Municipal securities	22,539	—	22,539	—
Mortgage-backed securities	47,237	—	47,237	—
Collateralized mortgage obligations	45,837	—	45,837	—
SBA securities	3,846	—	3,846	—
Corporate bonds	71,066	—	71,066	—
Equity securities	12,865	12,865	—	—
Total	$205,265	$12,865	$192,400	$—

	Total Estimated	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
December 31, 2024
U.S. Government Agencies	$1,937	$—	$1,937	$—
Municipal securities	22,525	—	22,525	—
Mortgage-backed securities	47,483	—	47,483	—
Collateralized mortgage obligations	47,159	—	47,159	—
SBA securities	3,985	—	3,985	—
Corporate bonds	70,239	—	70,239	—
Equity securities	13,120	13,120	—	—
Total	$206,448	$13,120	$193,328	$—

The following assets were measured at fair value on a nonrecurring basis as of the dates indicated:

	Total Estimated	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
March 31, 2025
Individually evaluated loans	$7,256	$—	$—	$7,256
Total	$7,256	$—	$—	$7,256

	Total Estimated	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
December 31, 2024
Individually evaluated loans	$9,490	$—	$—	$9,490
Total	$9,490	$—	$—	$9,490

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

The Company records foreclosed assets, or other real estate owned (“OREO”), at fair value on a nonrecurring basis based on the collateral value of the property. When the fair value of the collateral is based on an observable market price or a current appraised value which uses substantially observable data, the Company records the OREO as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is less than the appraised value or the appraised value contains a significant assumption, and there is no observable market price, the Company records the OREO as nonrecurring Level 3. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Management also incorporates assumptions regarding market trends or other relevant factors and selling and commission costs ranging from 5% to 10%. Such adjustments and assumptions are typically significant and result in a Level 3 classification of the inputs for determining fair value. The Company had no OREO at both March 31, 2025 and December 31, 2024.

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of the Company’s financial instruments at the dates indicated are presented below:

	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
March 31, 2025
Financial assets:
Cash and cash equivalents	$256,549	$256,549	$256,549	$—	$—
Investment securities AFS	192,400	192,400	—	192,400	—
Equity securities	12,865	12,865	12,865	—	—
Investment in FHLB and FRB Stock	20,961	20,961	—	20,961	—
Loans held for sale	276	276	—	276	—
Loans, net	1,948,168	1,899,718	—	—	1,899,718
Accrued interest receivable	8,965	8,965	—	8,965	—
Financial liabilities:
Deposits	2,128,830	2,130,951	—	2,130,951	—
Junior subordinated deferrable interest debentures, net	8,665	8,452	—	—	8,452
Subordinated debt, net	63,779	63,779	—	63,779	—
Accrued interest payable	2,325	2,325	—	2,325	—
Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	67,286	66,746	—	—	66,746

	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
December 31, 2024
Financial assets:
Cash and cash equivalents	$364,032	$364,032	$364,032	$—	$—
Time deposits in banks	249	249	249	—	—
Investment securities AFS	193,328	193,328	—	193,328	—
Equity securities	13,120	13,120	13,120	—	—
Investment in FHLB and FRB Stock	20,958	20,958	—	20,958	—
Loans held for sale	2,216	2,216	—	2,216	—
Loans, net	1,934,996	1,884,134	—	—	1,884,134
Accrued interest receivable	8,507	8,507	—	8,507	—
Financial liabilities:
Deposits	2,234,009	2,236,256	—	2,236,256	—
Junior subordinated deferrable interest debentures, net	8,645	8,527	—	—	8,527
Subordinated debt, net	63,736	63,736	—	63,736	—
Accrued interest payable	3,118	3,118	—	3,118	—
Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	73,414	72,814	—	—	72,814

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

In the normal course of business, the Company enters into various commitments to extend credit which are not reflected in the financial statements. These commitments consist of the undisbursed balance on home equity and unsecured personal lines of credit and commercial lines of credit, including commercial real estate secured lines of credit, and  undisbursed funds on construction and development loans. The Company also issues standby letter of credit commitments, primarily for the third-party performance obligations of clients.

The following table presents a summary of commitments described above as of the dates indicated:

	March 31,	December 31,
	2025	2024
Commitments to extend credit	$66,679	$72,737
Standby letters of credit	607	677
Total commitments	$67,286	$73,414

Commitments generally have fixed expiration dates or other termination clauses. The actual liquidity needs or the credit risk that the Company will experience will likely be lower than the contractual amount of commitments to extend credit because a significant portion of these commitments are expected to expire without being drawn upon. The commitments are generally variable rate and include unfunded home equity lines of credit, commercial real estate construction loans where disbursement is made over the course of construction, commercial revolving lines of credit, and unsecured personal lines of credit. The Company’s outstanding loan commitments are made using the same underwriting standards as comparable outstanding loans. The reserve associated with these commitments included in interest payable and other liabilities on the consolidated balance sheets was $540,000 at March 31, 2025 and $600,000 at December 31, 2024.

Commercial Real Estate Concentrations

At March 31, 2025 and December 31, 2024, in management’s judgment, a concentration of loans existed in commercial real estate related loans. The Company’s commercial real estate loans are secured by owner-occupied and non-owner occupied commercial real estate and multifamily properties. Although management believes that loans within these concentrations have no more than the normal risk of collectability, a decline in the performance of the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on collectability.

Other Assets

The Company has commitments to fund investments in LIHTC partnerships and an SBIC fund. At both March 31, 2025 and December 31, 2024, the remaining commitments to the LIHTC partnerships and the SBIC fund were approximately $4.9 million and $122,000, respectively.

Deposit Concentrations

At March 31, 2025, approximately $238.7 million, or 11.2%, of the Company's deposits were derived from its top ten depositors. At December 31, 2024, approximately $304.5 million, or 13.6%, of the Company's deposits were derived from its top ten depositors.

Local Agency Deposits and Other Advances

In the normal course of business, the Company accepts deposits from local agencies. The Company is required to provide collateral for certain local agency deposits in the states of California, Colorado, New Mexico and Washington. At both March 31, 2025 and December 31, 2024, the FHLB had issued letters of credit on behalf of the Company totaling $41.1 million as collateral for local agency deposits.

NOTE 18 – SEGMENT INFORMATION

The Company operates as one reportable segment: banking operations. The Company’s banking operations generate revenue primarily from loans and securities, deposits, and non-interest income. Loan products generate a significant portion of interest and fee income, while deposit products provide fee and service charge income. The Company also earns interest income from securities and generates net gains from the sale of loans to third parties. Interest expense, provisions for credit losses, salaries and employee benefits, data processing, and occupancy expense typically represent the significant expenses in banking operations.  These expenses align with those reported in the Company’s Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows. Noncash items, such as depreciation and amortization, are also reflected in both the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements Cash Flows.

The Company’s Chief Operating Decision Maker (CODM) is identified as the Chief Executive Officer, who is responsible for assessing the financial performance of the Company and allocating resources accordingly. The CODM is provided with consolidated balance sheets, income statements, and net interest margin analyses in order to evaluate revenue streams, significant expenses, and budget-to-actual results in assessing the Company’s segment and determining the allocation of resources, as well as evaluating return on assets. In addition, the CODM utilizes consolidated net income, return on assets, and net interest margin as benchmarks to compare the Company’s performance against competitors. All operations are domestic and align with a single operating segment. Information reported internally for performance assessment by the CODM is identical to that shown in the Condensed Consolidated Statements of Income.

The following table presents the Company’s one operating segment for the periods indicated:

	Three months ended March 31,
	2025	2024

Interest and dividend income	$32,646	$31,744

Reconciliation of revenue:
Other revenues	1,440	2,062
Total consolidated revenue	34,086	33,806

Less:
Interest expense	9,766	9,337
Segment net interest income and noninterest income	24,320	24,469
Less:
Provision for credit losses	642	252
Salaries and employee benefits	9,935	10,036
Occupancy and equipment	2,136	2,154
Data processing	1,853	1,753
Other segment items	2,065	2,128
Provision for income taxes	1,987	2,269
Segment net income/consolidated net income	$5,702	$5,877

	March 31,	December 31,
	2025	2024
Reconciliation of assets:
Total assets for reportable segment	$2,563,798	$2,664,508
Other assets	—	—
Total consolidated assets	$2,563,798	$2,664,508

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward- looking statements as a result of a wide variety or range of factors including, but not limited to:

●	adverse impacts to economic conditions in general and in California, Nevada, Colorado, New Mexico and Washington specifically, as well as other markets where the Company has lending relationships;
●	effects of employment levels, labor shortages, inflation, a recession, or slowed economic growth;
●	changes in the interest rate environment, including increases and decreases in the Board of Governors of the Federal Reserve System (“Federal Reserve”) benchmark rate and the duration of such rates, which could adversely affect our revenues and expenses, the values of our assets and obligations, and the availability and cost of capital and liquidity;
●	the impact of inflation and the Federal Reserve’s monetary policy decisions;
●	the effects of any federal government shutdown;
●	the credit risks of lending and securities activities, including delinquencies, write-offs, and changes in our allowance for credit losses and provision for credit losses;
●	changes in the levels of general interest rates and the relative differences between short and long-term interest rates and loan and deposit interest rates;
●	unexpected outflows of uninsured deposits, which may require us to sell investment securities at a loss;
●	our net interest margin and funding sources;
●	fluctuations in the demand for loans, unsold homes, land and other properties;
●	fluctuations in real estate values in our market areas;
●	secondary market conditions for loans and our ability to sell loans in the secondary market;
●	results of examinations of us by regulatory authorities and the possibility that any such regulatory authority may, among other things, limit our business activities, require us to change our business mix, increase our allowance for credit losses, write-down asset values or increase our capital levels, affect our ability to borrow funds or maintain or increase deposits;

●	risks related to our acquisition strategy, including our ability to identify future suitable acquisition candidates, exposure to potential asset and credit quality risks and unknown or contingent liabilities, the need for capital to finance such transactions, our ability to obtain required regulatory approvals and possible failures in realizing the anticipated benefits from acquisitions;
●	challenges arising from attempts to expand into new geographic markets, products, or services;
●	goodwill impairment;
●	bank failures or adverse developments at other banks and related negative press about the banking industry in general on investor and depositor sentiment;
●	legislative or regulatory changes, including changes in banking, securities and tax laws, in regulatory policies and principles, or the interpretation of regulatory capital or other rules, and other governmental initiatives affecting the financial services industry;
●	our ability to attract and retain deposits;
●	our ability to control operating costs and expenses;
●	use of estimates in determining the fair value of certain of our assets and liabilities, which may prove incorrect;
●	staffing fluctuations in response to product demand or corporate implementation strategies;
●	the effectiveness of our risk management framework;
●	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on those of our third-party vendors;
●	an inability to keep pace with the rate of technological advances;
●	risks associated with dependence on our Chief Executive Officer and other members of our senior management team and our ability to attract, motivate and retain qualified personnel;
●	costs and effects of litigation, including settlements and judgments;
●	our ability to implement our business strategies, including expectations regarding key growth initiatives and strategic priorities;
●	liquidity issues, including our ability to borrow funds or raise additional capital, if needed or desired;
●	the loss of our large loan and deposit relationships;
●	increased competitive pressures, including repricing and competitors’ pricing initiatives, and their impact on our market position and our loan and deposit products;
●	changes in consumer spending, borrowing and savings habits;
●	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;
●	our ability to pay dividends on our common stock;
●	the quality and composition of our securities portfolio and the impact of any adverse changes in the securities markets;
●	the inability of key third-party providers to perform their obligations;
●	changes in accounting principles, policies or guidelines and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board;
●	environmental, social and governance goals;
●	the potential for new or increased tariffs, trade restrictions or geopolitical tensions that could affect economic activity or specific industry sectors;
●	effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, civil unrest and other external events;
●	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and
●	risks described in other reports filed with or furnished to the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Annual Report”) and this Form 10-Q.

In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur, and you should not put undue reliance on any forward-looking statements. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to us. We do not undertake and specifically disclaim any obligation to revise any forward-looking statements included in this report or the reasons why actual results could differ from those contained in such statements, whether as a result of new information or to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for the remainder of 2025 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of us and could negatively affect our consolidated financial condition and results of operations as well as our stock price performance.

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

Our principal business objective is to enhance shareholder value and generate consistent earnings growth by expanding our commercial banking franchise through both strategic acquisitions and organic growth. Since 2010, we have expanded our geographic footprint through ten strategic acquisitions. We believe that our selective acquisition of community banks has yielded economies of scale and improved our efficiency. We have also grown organically by leveraging the potential within metropolitan and community markets where we operate. These markets offer significant opportunities to expand our commercial client base, increase interest-earning assets, and enhance market share. We believe our geographic footprint, which now includes the San Francisco Bay area, the metropolitan markets of Los Angeles, California; Seattle, Washington; Denver, Colorado; and Las Vegas, Nevada, and community markets including Albuquerque, New Mexico, and Custer, Delta, and Grand Counties, Colorado, provides us access to low cost, stable core deposits in community markets that we can use to fund commercial loan growth. We strive to provide an enhanced banking experience for our clients by providing them with a comprehensive suite of sophisticated banking products and services tailored to meet their needs, while delivering the high-quality, relationship-based client service of a community bank. At March 31, 2025, on a consolidated basis, the Company had approximately $2.6 billion in total assets, $1.9 billion in total loans, $2.1 billion in total deposits and $329.3 million in shareholders’ equity.

We continue to focus on growing our commercial loan portfolios through acquisitions as well as organic growth. At March 31, 2025, our $1.9 billion total loan portfolio included $279.4 million, or 14.2%, of loans acquired through business combinations (all of which were recorded to their estimated fair values at the time of acquisition), and the remaining $1.7 billion, or 85.8%, consisted of loans we originated or purchased not as part of a business combination.

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

Changes in market interest rates, the slope of the yield curve, and interest we earn on interest earning assets or pay on interest bearing liabilities, as well as the volume and types of interest earning assets, interest bearing and noninterest bearing liabilities and shareholders’ equity, usually have the largest impact on changes in our net interest spread, net interest margin and net interest income during a reporting period. In 2024, the Federal Open Market Committee (“FOMC”) of the Federal Reserve lowered the target range for the federal funds rate three times, resulting in a target range of 4.25% to 4.50% at March 31, 2025.

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

There have been no material changes in the Company’s critical accounting policies and estimates as previously disclosed in the Company’s 2024 Annual Report. For a detailed discussion, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in the Company’s 2024 Annual Report, which was filed with the SEC on March 14, 2025.

Comparison of Financial Condition at March 31, 2025 and December 31, 2024

Total assets. Total assets decreased $100.7 million, or 3.8%, to $2.6 billion at March 31, 2025, from December 31, 2024. The decrease primarily was due to a $107.5 million, or 29.5%, decline in cash and cash equivalents and a $2.0 million, or 87.5%, decline in loans held for sale, partially offset by a $13.2 million, or 0.7%, increase in loans receivable, net.

Cash and cash equivalents.  Cash and cash equivalents decreased $107.5 million, or 29.5%, to $256.5 million, at March 31, 2025, from $364.0 million at December 31, 2024. The decrease primarily was due to a $105.4 million decrease in federal funds sold and interest bearing balances in banks, as excess funds were used to fund loan growth.

Investment securities available-for-sale.  Investment securities available-for-sale decreased $928,000, or 0.5%, to $192.4 million at March 31, 2025 from $193.3 million at December 31, 2024. The decrease was primarily attributable to routine maturities, principal repayments, and calls of investment securities. These reductions were partially offset by an upward fair value adjustment related to unrealized gains on investment securities available-for-sale. There were no purchases of investment securities during the three months ended March 31, 2025.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our available for sale investment securities as of March 31, 2025. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average yields were calculated by multiplying each carrying value by its yield and dividing the sum of these results by the total carrying values. Yields on tax-exempt investments are not calculated on a fully tax equivalent basis.

	Amount Due or Repricing Within:
	One Year		Over One		Over Five		Over
	or Less		to Five Years		to Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

	(Dollars in thousands)
U.S. Government Agencies	$—	—%	$—	—%	$—	—%	$1,883	5%	$1,883	5.40%
Municipal securities	535	3.00	8,513	1.39	9,714	3.28	4,963	4.57	23,725	2.87
Mortgage-backed securities	1,486	2.48	1,510	2.56	12,825	2.53	34,397	4.75	50,218	4.05
Collateralized mortgage obligations	—	—	3,002	3.15	1,366	2.66	43,075	4.34	47,443	4.22
SBA securities	29	6.51	115	5	1,890	4.40	1,868	5.64	3,902	5.03
Corporate bonds	—	—	7,750	6.33	71,986	4.44	750	3.37	80,486	4.61
Total	$2,050	2.67%	$20,890	3.58%	$97,781	4.05%	$86,936	4.56%	$207,657	4.20%

Equity securities.  Equity securities decreased $255,000, or 1.9%, to $12.9 million at March 31, 2025 from $13.1 million at December 31, 2024, primarily due to mark-to-market downward adjustments recorded during the three months ended March 31, 2025.

Loans receivable, net.  We originate a wide variety of loans with a focus on commercial real estate (“CRE”) loans and commercial and industrial loans. Total loans increased $13.2 million, or 0.7%, to $1.9 billion at March 31, 2025 from $1.9 billion at December 31, 2024. The increase was due to $72.1 million of new loan originations and $7.6 million of loan purchases, partially offset by $65.4 million of loan repayments and $2.8 million of loans sold.

The following table provides information about our loan portfolio by type of loan, with purchase credit deteriorated (“PCD”) loans presented as a separate balance, at the dates presented.

	March 31,	December 31,
	2025	2024	% Change

	(Dollars in thousands)
Commercial and industrial	$179,403	$173,948	3.1%
Real estate:
Residential	107,063	109,409	(2.1)
Multifamily residential	233,937	222,932	4.9
Owner occupied CRE	484,687	490,493	(1.2)
Non-owner occupied CRE	939,529	931,615	0.8
Construction and land	476	1,509	(68.5)
Total real estate	1,765,692	1,755,958	0.6
Consumer	534	391	36.6
PCD loans	20,716	22,450	(7.7)
Total Loans	1,966,345	1,952,747	0.7
Net deferred loan fees	323	149	116.0
Allowance for credit losses	(18,500)	(17,900)	3.4
Loans, net	$1,948,168	$1,934,996	0.7%

The following table shows as of March 31, 2025, the geographic distribution of our loan portfolio by type of loan in dollar amounts and percentages:

	San Francisco Bay				Total in State of
	Area (1)		Other California (2)		California		All Other States (3)		Total
		% of		% of		% of		% of		% of
		Total in		Total in		Total in		Total in		Total in
	Amount	Category	Amount	Category	Amount	Category	Amount	Category	Amount	Category

	(Dollars in thousands)
March 31, 2025
Commercial and industrial	$29,514	7.7%	$70,370	8.8%	$99,884	8.4%	$79,519	10.2%	$179,403	9.1%
Real estate:
Residential	9,895	2.6	41,508	5.2	51,403	4.3	55,868	7.2	107,271	5.5
Multifamily residential	43,236	11.2	119,722	14.9	162,958	13.7	73,206	9.4	236,164	12.0
Owner occupied CRE	157,105	40.7	275,720	34.3	432,825	36.4	59,987	7.7	492,812	25.1
Non-owner occupied CRE	145,970	37.8	295,899	36.8	441,869	37.2	507,815	65.3	949,684	48.3
Construction and land	—	—	48	—	48	—	429	0.1	477	—
Total real estate	356,206		732,897		1,089,103		697,305		1,786,408
Consumer	5	—%	1	—%	6	—%	528	0.1%	534	—%
Total loans	$385,725		$803,268		$1,188,993		$777,352		$1,966,345

December 31, 2024
Commercial and industrial	$29,922	7.8%	$66,163	8.3%	$96,085	8.1%	$77,863	10.1%	$173,948	8.9%
Real estate:
Residential	11,140	2.9	41,609	5.2	$52,749	4.5	56,913	7.4	109,662	5.6
Multifamily residential	37,236	9.7	114,806	14.4	152,042	12.8	73,152	9.5	225,194	11.5
Owner occupied CRE	158,486	41.1	280,631	35.1	439,117	37.1	60,798	7.9	499,915	25.6
Non-owner occupied CRE	148,710	38.6	294,779	36.9	443,489	37.4	498,633	64.9	942,122	48.2
Construction and land	—	—	1,090	0.1	1,090	0.1	425	0.1	1,515	0.1
Total real estate	355,572		732,915		1,088,487		689,921		1,778,408
Consumer	5	—%	1	—%	6	—%	385	0.1%	391	—%
Total loans	$385,499		$799,079		$1,184,578		$768,169		$1,952,747

(1)	Includes Alameda, Contra Costa, Solano, Sonoma, Marin, San Francisco, San Mateo and Santa Clara counties.
(2)	Includes loans in Sacramento and Northern California counties totaling $89.8 million and loans in Los Angeles and Orange counties totaling $541.5 million at March 31, 2025. At December 31, 2024, loans in Sacramento and Northern California counties and loans in Los Angeles and Orange counties totaled $86.4 million and $537.1 million, respectively.
(3)	Includes loans primarily in the states of Colorado, New Mexico and Washington. At March 31, 2025, loans in Colorado, New Mexico and Washington totaled $135.6 million, $63.8 million and $83.4 million, respectively. At December 31, 2024, loans in Colorado, New Mexico and Washington totaled $134.9 million, $84.6 million and $83.4 million, respectively.

Acquired loans. As of March 31, 2025, our total loan portfolio included $279.4 million, or 14.2%, of loans acquired through business combinations (all of which were recorded at their estimated fair values as of  time of acquisition), of which $128.3 million had no remaining net premium or discount.

As of March 31, 2025, acquired non-PCD loans totaled $129.7 million, with a remaining net premium of $1.6 million, compared to $140.6 million with a remaining net premium of $1.8 million as of December 31, 2024. The net premium for acquired non-PCD loans includes a credit discount based on estimated losses in the acquired loans, partially offset by any premium based on market interest rates on the date of acquisition.

As of March 31, 2025, acquired PCD loans totaled $21.4 million, with a remaining net non-credit discount of $1.4 million, compared to $24.0 million with a remaining net non-credit discount of $1.5 million as of December 31, 2024.

Nonperforming assets and loans.  Nonperforming assets generally consist of nonperforming loans and other real estate owned (“OREO”). Nonperforming loans generally consist of nonaccrual loans and accruing loans 90 days or more past due. Nonperforming assets increased $517,000 to $10.0 million, or 0.51% of total loans, at March 31, 2025 compared to $9.5 million, or 0.48% of total loans, at December 31, 2024. There was no OREO at March 31, 2025 and December 31, 2024.

Nonperforming loans totaled $10.0 million, or 0.51% of total loans, at March 31, 2025, compared to $9.5 million, or 0.48% of total loans, at December 31, 2024. The increase in nonperforming loans was primarily due to two new loans totaling $713,000 being placed on nonaccrual during the current quarter, due to financial condition of the borrowers,  partially offset by paydowns on nonaccrual loans.

At March 31, 2025, nonperforming loans totaling $618,000 were guaranteed by governmental agencies, compared to $2.0 million at December 31, 2024. At March 31, 2025 and December 31, 2024, there were no performing (accruing) modified loans to borrowers experiencing financial difficulty.

At March 31, 2025 and December 31, 2024, nonaccrual loans included $610,000 and $643,000 of loans 30-89 days past due, respectively, and $4.4 million of loans less than 30 days past due at both March 31, 2025 and December 31, 2024. At March 31, 2025, the $4.4 million of nonaccrual loans less than 30 days past due was comprised of 19 loans, all of which were placed on nonaccrual due to concerns over the financial condition of the borrowers.

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

Loan modifications to borrowers experiencing financial difficulty as of both March 31, 2025 and December 31, 2024, totaled $2.7 million. All such modified loans were on nonaccrual status as of each respective reporting date. Modified loans that are accruing and performing in accordance with their modified terms are not classified as nonperforming loans, as they continue to accrue interest and demonstrate satisfactory payment performance despite their modified terms. The related allowance for credit losses on individually evaluated modified loans totaled $22,000 and $24,000 at March 31, 2025 and December 31, 2024, respectively.

The following table provides information regarding nonperforming loans, nonperforming assets and modified loans as of the dates indicated:

	March 31,	December 31,
	2025	2024

	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Commercial and industrial	$438	$293
Real estate:
Residential	1,084	1,103
Multifamily residential	72	77
Owner occupied CRE	4,856	4,284
Non-owner occupied CRE	3,382	3,486
Construction and land	—	—
Total real estate	9,394	8,950
Consumer	2	4
Total nonaccrual loans	9,834	9,247
Accruing loans 90 days or more past due	150	220
Total nonperforming loans	9,984	9,467
Real estate owned	—	—
Total nonperforming assets (1)	$9,984	$9,467
Modified loans to borrowers experiencing financial difficulty – performing	$—	$—
PCD loans	$20,716	$22,450
Nonperforming assets to total assets (1)	0.39%	0.36%
Nonperforming loans to total loans (1)	0.51%	0.48%

(1)	Performing modified loans to borrowers experiencing financial difficulty are neither included in nonperforming loans above nor are they included in the numerators used to calculate these ratios.

Interest foregone on nonaccrual loans was approximately $269,000 and $483,000 for the three months ended March 31, 2025 and 2024. Interest income recognized on nonaccrual loans was approximately $35,000 and $7,200 for the three months ended March 31, 2025 and 2024.

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

At March 31, 2025, the Company’s allowance for credit losses for loans was $18.5 million, or 0.94% of total loans, compared to $17.9 million, or 0.92% of total loans, at December 31, 2024. Management currently believes that the $18.5 million allowance for credit losses at March 31, 2025 is adequate to absorb expected credit losses inherent in the Company’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

We recorded net charge-offs of $102,000 and $3.4 million for the three months ended March 31, 2025 and 2024, respectively. The significantly lower level of net charge-offs in the current quarter reflects fewer non-accrual loan charge-offs, compared to the first quarter in 2024. In addition to changes in individually evaluated reserves, the allowance for credit losses on loans collectively evaluated (the pooled reserve) also changed during the period. The decrease in the pooled reserve during the first quarter of 2025 was primarily attributable to reduction in qualitative adjustments, reflecting stable credit trends and improvements in certain internal risk factors. This was partially offset by an increase in the quantitative reserve, driven by updates to forecasted macroeconomic conditions. Specifically, the Company incorporated a decline in projected national gross domestic product (“GDP”) and an increase in forecasted national unemployment, both of which are key economic indicators used in the estimation of expected credit losses under the current expected credit loss, or CECL model.

The following table presents certain credit ratios at the dates and for the periods indicated and each component of the ratio’s calculations:

	Three months ended March 31,
	2025	2024

	(Dollars in thousands)
Allowance for credit losses on loans as a percentage of total loans outstanding at period end	0.94%	1.00%
Allowance for credit losses on loans	$18,500	$18,890
Total loans outstanding	1,966,668	1,886,730

Nonaccrual loans as a percentage of total loans outstanding at period end	0.50%	0.87%
Total nonaccrual loans	$9,834	$16,491
Total loans outstanding	1,966,668	1,886,730

Allowance for credit losses on loans as a percentage of nonaccrual loans at period end	188.12%	114.55%
Allowance for credit losses on loans	$18,500	$18,890
Total nonaccrual loans	9,834	16,491

Net charge-offs during period to average loans outstanding:
Commercial and industrial:	0.05%	0.10%
Net charge-offs	$98	$165
Average loans outstanding	179,071	162,978
Construction and land:	—%	—%
Net charge-offs	$—	$—
Average loans outstanding	4,913	9,588
Commercial real estate:	—%	—%
Net charge-offs	$—	$3,206
Average loans outstanding	1,659,779	1,652,506
Residential:	—%	—%
Net charge-offs	$—	$—
Average loans outstanding	107,920	85,130
Consumer:	0.76%	0.13%
Net charge-offs	$4	$1
Average loans outstanding	523	769
Total loans:	0.01%	0.18%
Total net charge-offs	$102	$3,372
Total average loans outstanding	1,952,206	1,910,971

As of March 31, 2025, the Company individually evaluated $18.0 million in loans, inclusive of the $9.8 million of nonperforming loans as of that date. Of these individually evaluated loans, $3.3 million had a specific allowance totaling $1.3 million as of March 31, 2025. As of December 31, 2024, the Company individually evaluated $17.4 million in loans, inclusive of the $9.2 million of nonperforming loans as of that date. Of these individually evaluated loans, $2.7 million had a specific allowance totaling $392,000 as of December 31, 2024.

Management considers the allowance for credit losses for loans at March 31, 2025 to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for credit losses for loans or that any increased allowance for credit losses for loans that may be required will not adversely impact our financial condition and results of operations. A further decline in national and local economic conditions due to unemployment levels, labor shortages, the effects of inflation, a potential recession, slowed economic growth or otherwise, could result in a material increase in the allowance for credit losses for loans and may adversely affect the Company’s financial condition and results of operations. In addition, the determination of the amount of our allowance for credit losses for loans is subject to review by bank regulators, as part of their routine examination process, which may result in additions to our provision for credit losses based upon their judgment of information available to them at the time of their examination.

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

Total deposits decreased $105.2 million, or 4.7%, to $2.1 billion at March 31, 2025 compared to $2.2 billion at December 31, 2024. At March 31, 2025, noninterest bearing demand deposits totaled $589.5 million, or 27.7% of total deposits, compared to $689.0 million, or 30.8% of total deposits, at December 31, 2024, a decrease of $99.5 million. Additionally, demand deposits and time deposits decreased $99.5 million and $31.0 million, respectively, while higher-costing money market and lower-costing NOW accounts increased $27.2 million and $1.1 million, respectively, from December 31, 2024 to March 31, 2025. During the first quarter of 2025, the overall deposit mix shifted, in part, due to interest rate sensitive clients moving a portion of their non-operating deposit balances from lower costing deposits, including noninterest bearing deposits, into higher costing money market accounts and time deposits.

We consider our deposit base to be seasoned, stable and well-diversified, and we do not have any significant industry concentrations among our non-insured deposits. We also offer an insured cash sweep product (ICS) that allows customers to insure deposits above FDIC insurance limits. At March 31, 2025, our average deposit account size (excluding public funds), calculated by dividing period-end deposits by the population of accounts with balances, was approximately $60,000. See “Note 17 – Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for information regarding our top ten depositors.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered at the dates indicated.

	March 31,	December 31,
	2025	2024	% Change

	(Dollars in thousands)
Demand deposits (1)	$589,483	$688,996	(14.4)%
NOW accounts	262,512	261,430	0.4
Saving	79,339	82,300	(3.6)
Money market	672,103	644,880	4.2
Time deposits	525,393	556,403	(5.6)
Total	$2,128,830	$2,234,009	(4.7)%
(1)	Noninterest bearing.

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

At March 31, 2025 and December 31, 2024, we had the ability to borrow up to $535.0 million and $540.2 million, respectively, from the FHLB of San Francisco. At both March 31, 2025 and December 31, 2024, there were no FHLB advances outstanding.

The Bank has been approved for discount window advances from the FRB of San Francisco secured by certain types of loans. At March 31, 2025 and December 31, 2024, we had the ability to borrow up to $41.5 million and $41.9 million, respectively, from the FRB of San Francisco. At both March 31, 2025 and December 31, 2024, we had no FRB of San Francisco advances outstanding.

We may also utilize Fed Funds purchased from correspondent banks as a source of short-term funding. At both March 31, 2025 and December 31, 2024, we had a total of $65.0 million in federal funds lines available from third-party financial institutions and no balances outstanding at these dates.

At both March 31, 2025 and December 31, 2024, the Company had outstanding junior subordinated deferrable interest debentures, net of fair value adjustments, assumed in connection with its previous acquisitions totaling $8.7 million and $8.6 million, respectively.

At March 31, 2025, the Company had outstanding subordinated debt, net of costs to issue, totaling $63.8 million compared to $63.7 million at December 31, 2024.

We are required to provide collateral for certain local agency deposits. At both March 31, 2025 and December 31, 2024, the FHLB of San Francisco had issued letters of credit on behalf of the Bank totaling $41.1 million, as collateral for local agency deposits.

Shareholders’ equity. Shareholders’ equity increased $5.0 million, to $329.3 million at March 31, 2025 from $324.4 million at December 31, 2024. The increase in shareholders’ equity primarily was due to $5.7 million of net income earned and a $2.1 million decrease in accumulated other comprehensive loss, net of taxes, partially offset by the repurchase of $1.3 million of Company common stock and cash dividends paid or accrued and payable totaling $1.7 million, during the first three months of 2025. During the three months ended March 31, 2025, the Company repurchased a total of 50,793 shares of its common stock at a total cost of $1.3 million and an average price of $25.82 per share, leaving 413,305 shares available for future purchases under the current stock repurchase plan. For additional information see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

Comparison of Results of Operations for the Three Months Ended March 31, 2025 and 2024

Earnings summary.  Net income was $5.7 million for the three months ended March 31, 2025, compared to $5.9 million for the three months ended March 31, 2024, a decrease of $175,000 or 3.0%. The decrease was the result of a $622,000 decrease in noninterest income and $390,000 increase in provision for credit losses, partially offset by a $473,000 increase in net interest income, $282,000 decrease in provision for income taxes and $82,000 decrease in noninterest expense. Basic and diluted earnings per share were $0.51 for both the three months ended March 31, 2025 and 2024.

Our efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income before provision for credit losses and noninterest income, was 65.74% and 65.68% for the three months ended March 31, 2025 and 2024, respectively. The deterioration in the efficiency ratio during the three months ended March 31, 2025 as compared to the same period in 2024 was primarily due to lower overall revenues, partially offset by lower noninterest expenses.

Interest income.  Interest income for the three months ended March 31, 2025 was $32.6 million, compared to $31.7 million for the three months ended March 31, 2024, an increase of $902,000 or 2.8%. Increased yields earned on interest-earning assets, along with an increase in the average balances of investment securities and loans, were the primary drivers of the increase in interest income, partially offset by a decrease in the average balance of and yield on fed funds sold and interest bearing balances in banks.

Interest income on loans, including fees, increased $1.9 million, or 7.5%, to $27.1 million for the three months ended March 31, 2025 from $25.3 million for the three months ended March 31, 2024, due to a $41.9 million increase in the average balance of loans and a 32 basis point increase in the average loan yield. The average balance of loans was $2.0 billion for the first quarter of 2025, compared to $1.9 billion for first quarter of 2024. The average yield on loans was 5.64% for the three months ended March 31, 2025, compared to 5.32% for the first quarter of 2024. The increase in the average yield on loans during the current quarter, compared to the first quarter of 2024 was due to the impact of increased rates on variable rate loans, as well as new loans being originated at higher market interest rates.

Interest income on loans for the three months ended March 31, 2025 and 2024 included $215,000 and $98,000 in accretion of the net discount on acquired loans and revenue from PCD loans in excess of discounts. The balance of the remaining net discounts on these acquired loans totaled $223,000 and $392,000 at March 31, 2025 and 2024, respectively. Interest income on loans for the three months ended March 31, 2025 and 2024, included $162,000 and $176,000, respectively, in fees related to prepayment penalties.

Interest income on investment securities increased $498,000, or 25.5%, to $2.5 million for the three months ended March 31, 2025, compared to $2.0 million for the three months ended March 31, 2024, as a result of increases in the average yield and average balance. The average yield on investment securities increased 49 basis points to 4.73% for the three months ended March 31, 2025, compared to 4.24% for the three months ended March 31, 2024. The increase in average yield was due to higher market interest rates on newly purchased securities and rate resets on variable rate investment securities. The average balance of investment securities totaled $210.2 million for the three months ended March 31, 2025, compared to $185.7 million for the three months ended March 31, 2024. In addition, during the first quarter of 2025, we received $393,000 in cash dividends on our FRB and FHLB stock, compared to $416,000 in the first quarter of 2024.

Interest income on federal funds sold and interest-bearing balances in banks decreased $1.5 million, or 35.6%, to $2.6 million for the three months ended March 31, 2025, compared to $4.1 million for the three months ended March 31, 2024, as a result of changes in the average yield and average balance. The average yield decreased 101 basis points to 4.79% for the three months ended March 31, 2025, compared to 5.48% for the three months ended March 31, 2024, reflecting a lowering of the Federal Reserve rates. The average balance of federal funds sold and interest-bearing balance in banks totaled $240.3 million and $302.1 million for the three months ended March 31, 2025 and 2024, respectively.

Interest expense.  Interest expense increased $429,000, or 4.6%, to $9.8 million for the three months ended March 31, 2025, compared to $9.3 million for the three months ended March 31, 2024. The increase was primarily driven by higher average balances of money market accounts and time deposits, as well as an increase in rates paid on money market accounts, partially offset by a lower rate on time deposits. The average cost of interest-bearing liabilities for the first quarter of 2025 was 2.49%, compared to 2.40% for the first quarter of 2024. Total average interest-bearing liabilities increased $29.2 million, or 1.87%, to $1.6 billion for the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

Interest expense on deposits increased $456,000, or 5.5%, to $8.7 million for the three months ended March 31, 2025, compared to $8.2 million for the same period in 2024. The increase was primarily driven by higher rates paid on money market accounts and, to a lesser extent, by increases in the average balances of both money market accounts and time deposits. These increases were partially offset by a decline in rates paid on time deposits. The average rate paid on money market accounts rose by 11 basis points during the first quarter of 2025 compared to the same period in 2024, while the average rate on time deposits declined by 12 basis points over the same period. The average balance of money market accounts increased $33.3 million, or 5.4%, to $654.8 million, compared to $621.5 million for the three months ended March 31, 2024. The average balance of time deposits increased $33.6 million, or 6.9%, to $522.4 million during the first quarter of 2025, compared to $488.7 million for the same period in the prior year.

The average rate paid on all interest-bearing deposits increased by 10 basis points to 2.32% for the three months ended March 31, 2025, compared to 2.22% for the three months ended March 31, 2024. The average balance of interest-bearing deposits totaled $1.5 billion for both the three months ended March 31, 2025 and 2024, though there were shifts in the deposit mix, with average balances for money market and time deposits increasing and those for savings and NOW accounts decreasing. Additionally, the average balance of noninterest-bearing deposits decreased $36.0 million, or 5.6%, to $603.7 million for the three months ended March 31, 2025, compared to $639.7 million for the three months ended March 31, 3024. These shifts were due to customers seeking to place excess funds in higher yielding deposit accounts. The overall average cost of deposits for the three months ended March 31, 2025 and 2024 was 1.66% and 1.55%, respectively.

Interest expense on borrowings decreased $27,000, or 2.40%, to $1.1 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The average cost of total borrowings increased to 6.07% for the three months ended March 31, 2025, compared to 6.18% for the three months ended March 31, 2024. The average balance of borrowings increased $118,000 to $72.4 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

Net interest income and net interest margin. Net interest income increased $473,000, or 2.1%, to $22.9 million for the three months ended March 31, 2025, compared to $22.4 million for the three months ended March 31, 2024. The increase was primarily driven by higher in interest income on loans and investment securities, partially offset by a decrease in interest income on fed funds sold and interest-bearing balances in banks, as well as higher interest expense on deposits.

The average annualized yield on interest-earning assets was 5.46% for the three months ended March 31, 2025, representing an 18 basis point increase from 5.28% for the three months ended March 31, 2024. This increase was primarily attributable to the repricing of adjustable-rate loans and securities to higher market rates and the origination of new loans at higher yields. The average cost of interest-bearing liabilities increased to 2.49%, up 9 basis points from 2.40% in the prior-year period.

As a result, the annualized net interest margin improved to 3.83% for the three months ended March 31, 2025, compared to 3.72% for the same period in 2024. The expansion in net interest margin was primarily due to the increase in yields on interest-earning assets, which outpaced the rise in the cost of interest-bearing liabilities.

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

	Three months ended March 31,
	2025			2024
			Annualized			Annualized
	Average		Average	Average		Average
	Balance(4)	Interest	Yield/Cost	Balance(4)	Interest	Yield/Cost

	(Dollars in thousands)
Interest earning assets
Fed Funds sold and interest bearing balances in banks	$240,324	$2,649	4.47%	$302,120	$4,115	5.48%
Investments securities	210,242	2,454	4.73%	185,704	1,956	4.24%
FHLB Stock	11,313	249	8.92%	11,313	272	9.68%
FRB Stock	9,650	145	6.07%	9,633	144	6.01%
Total loans (1)	1,952,897	27,149	5.64%	1,910,971	25,257	5.32%
Total interest earning assets	2,424,426	32,646	5.46%	2,419,741	31,744	5.28%
Noninterest earning assets	134,518			131,293
Total average assets	$2,558,944			$2,551,034
Interest bearing liabilities
Savings	$80,734	25	0.13%	$97,519	31	0.13%
NOW accounts	262,926	59	0.09%	284,005	64	0.09%
Money market	654,829	3,735	2.31%	621,509	3,397	2.20%
Time deposits	522,374	4,864	3.78%	488,745	4,735	3.90%
Total interest bearing deposit accounts	1,520,863	8,683	2.32%	1,491,778	8,227	2.22%
Subordinated debt, net	63,752	891	5.67%	63,715	893	5.64%
Junior subordinated debentures, net	8,653	192	9.01%	8,572	217	10.20%
Other borrowings	—	—	—	—	—	—
Total interest bearing liabilities	1,593,268	9,766	2.49%	1,564,065	9,337	2.40%
Noninterest bearing deposits	603,703			639,737
Other noninterest bearing liabilities	32,387			31,222
Noninterest bearing liabilities	636,090			670,959
Total average liabilities	2,229,358			2,235,024
Average equity	329,586			316,010
Total average liabilities and equity	$2,558,944			$2,551,034
Net interest income		$22,880			$22,407

Interest rate spread (2)			2.97%			2.88%
Net interest margin (3)			3.83%			3.72%
Ratio of average interest earning assets to average interest bearing liabilities			152.17%			154.71%

(1)	Loan average balances are net of deferred origination fees and costs. Non-accrual loans are included in the average balances. Interest income on non-accruing loans is reflected in the period that it is collected, to the extent it is not applied to principal.
(2)	Interest rate spread is calculated as the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(3)	Net interest margin is calculated as net interest income divided by total average interest earning assets.
(4)	Average balances are computed using average daily balances.

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

	Three months ended March 31,
	2025 compared to Three months ended March 31, 2024
	Increase/(Decrease)
	Attributable to
	Rate	Volume	Total

	(Dollars in thousands)
Interest earning assets
Fed funds sold and interest bearing balances in banks	$(631)	$(835)	$(1,466)
Investments securities	242	256	498
FHLB stock and FRB stock	(22)	—	(22)
Total loans	1,342	550	1,892
Total interest income	931	(29)	902

Interest bearing liabilities
Savings	(1)	(5)	(6)
NOW accounts	—	(5)	(5)
Money market accounts	157	181	338
Time deposits	(194)	323	129
Total deposit accounts	(38)	494	456
Subordinated debt, net	(2)	—	(2)
Junior subordinated debentures, net	(27)	2	(25)
Other borrowings	—	—	—
Total interest expense	(67)	496	429
Net interest income	$998	$(525)	$473

Provision for credit losses. We recorded a provision for credit losses of $642,000 for the three months ended March 31, 2025, compared to a $252,000 provision for credit losses for the three months ended March 31, 2024. The provision for credit losses during the three months ended March 31, 2025 was primarily driven by loan growth, charge-offs during the quarter, and an increase in specific reserves on individually evaluated loans. Net charge-offs totaled $102,000 during the first quarter of 2025, compared to net charge-offs of $3.4 million in the first quarter of 2024. The significantly lower level of net charge-offs in the current quarter reflects fewer non-accrual loan charge-offs as compared to the comparable quarter in 2024. In addition to changes in individually evaluated reserves, the pooled reserve also changed during the period. The decrease in the pooled reserve during the first quarter of 2025 was primarily attributable to a reduction in qualitative adjustments, reflecting stable credit trends and improvements in certain internal risk factors. This was partially offset by an increase in the quantitative reserve, driven by updates to forecasted macroeconomic conditions. Specifically, the Company incorporated a decline in projected national GDP and an increase in forecasted national unemployment.

During the first quarter of 2025, the decrease in the pooled reserved was attributable to decrease in qualitative reserve, partially offset by increase in quantitative reserve as a result of the impact of forecasted economic conditions for national gross domestic product decreasing and increasing forecasted national unemployment, both of which are key indicators utilized to estimate credit losses.

Noninterest income. Noninterest income decreased $622,000, or 30.2%, to $1.4 million for the first quarter of 2025, compared to $2.1 million for the first quarter of 2024. The decrease was primarily due to a $255,000 loss on equity securities recognized in the first quarter of 2025, compared to a $573,000 gain on equity securities in the prior-year period, as well as a $79,000 increase in loss on investment in SBIC fund. These decreases were partially offset by a $198,000 increase in gain on sale of loans, primarily due to an increase in the volume of loans sold, and a $106,000 increase in service charges and other fees. The increase in service charges and other fees was primarily due to higher customer deposits placed in Certificates of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) money market product services via the IntraFi Network.

The following table presents the key components of noninterest income for the periods indicated:

	Three months ended March 31,
	2025	2024	$ Change	% Change

	(Dollars in thousands)
Gain on sale of loans	$198	$—	$198	100.0%
(Loss) gain on equity securities	(255)	573	(828)	144.5%
Service charges and other fees	945	839	106	12.6%
Loan servicing and other loan fees	389	392	(3)	(0.8)%
Loss on investment in SBIC fund	(109)	(30)	(79)	263.3%
Other income and fees	272	288	(16)	(5.6)%
Total noninterest income	$1,440	$2,062	$(622)	(30.2)%

Noninterest expense. Noninterest expense decreased $82,000, or 0.5%, to $16.0 million for the three months ended March 31, 2025, compared to $16.1 million for the three months ended March 31, 2024. The decrease was primarily due to a $101,000 decrease in salaries and employees benefits due to a lower overall headcount, partially offset by higher wages due to market-based salary adjustments and annual merit increases, and a $63,000 decrease in other expense due to reduction in legal and other professional costs. These decreases were partially offset by a $100,000 increase in data processing expense due to implementation of new banking and fraud prevention services aimed at enhancing the customer experience and strengthening operational security.

The following table details the components of noninterest expense for the periods indicated:

	Three months ended March 31,
	2025	2024	$ Change	% Change

	(Dollars in thousands)
Salaries and employee benefits	$9,935	$10,036	$(101)	(1.0)%
Occupancy and equipment	2,136	2,154	(18)	(0.8)%
Data processing	1,853	1,753	100	5.7%
Other	2,065	2,128	(63)	(3.0)%
Total noninterest expense	$15,989	$16,071	$(82)	(0.5)%

Income taxes.  The provision for income taxes decreased $282,000, or 12.4%, to $2.0 million for the three months ended March 31, 2025, compared to $2.3 million for the three months ended March 31, 2024, due to lower taxable income.

The Company’s effective tax rate was 25.8% and 27.9% for the three months ended March 31, 2025 and 2024, respectively. The effective tax rate was lower for the three months ended March 31, 2025, compared to the same period in 2024, due to higher low income housing tax credits.

Liquidity and Capital Resources

Planning for our normal business liquidity needs, both expected and unexpected, is done on a daily and short-term basis through the cash management function. On a longer-term basis, it is accomplished through the budget and strategic planning functions, with support from internal asset/liability management software model projections.

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run off that may occur in the normal course of business. We rely on multiple sources to meet our potential liquidity needs. Our primary sources of funds are deposits, escrow and custodial deposits, principal and interest payments on loans and proceeds from sales of loans. During the three months ended March 31, 2025, the Bank sold $2.8 million in loan participation interests and received $65.4 million in principal loan repayments. While maturities and scheduled amortizations of loans are generally predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition.

Deposits decreased $105.2 million to $2.1 billion and liquid assets, in the form of cash and cash equivalents, time deposit in banks and investment securities, decreased $108.7 million to $448.9 million at March 31, 2025 from December 31, 2024. Management believes that our securities portfolio is of high quality and that the securities would therefore be marketable. No securities were purchased during the three months ended March 31, 2025, while securities repayments, maturities and sales during that period were $3.8 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2025, totaled $442.2 million. It is management’s policy to maintain deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that most of our maturing certificates of deposit will remain with us.

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of March 31, 2025, the Bank had an available borrowing capacity of $535.0 million with the FHLB of San Francisco, with no borrowings outstanding at that date or at December 31, 2024. At March 31, 2025, we had the ability to borrow up to $41.5 million from the FRB of San Francisco, with no borrowings outstanding at that date. The Bank also had, as of that date, federal funds lines with four correspondent banks, with available commitments totaling $65.0 million. There were no amounts outstanding under these facilities at March 31, 2025 and December 31, 2024. Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible.

Liquidity management is both a daily and long-term function of the Company’s management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer-term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and U.S. agency securities. We use our sources of funds primarily to meet our ongoing commitments, to pay maturing deposits and fund withdrawals, and to fund loan commitments. At March 31, 2025, loan commitments and letters of credit totaled $67.3 million, including $9.6 million of undisbursed construction and development loan commitments. For information regarding our commitments, see “Note 17 – Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Information” of Part I of this report.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities for the three months ended March 31, 2025 and 2024 was $9.6 million and $5.1 million, respectively. During the three months ended March 31, 2025, net cash used in investing activities was $8.6 million, which consisted primarily of purchases of loans, partially offset by a proceeds from maturities, repayments and calls of investment securities AFS, compared to $31.0 million of net cash provided by investing activities for the three months ended March 31, 2024. Net cash used in financing activities for the three months ended March 31, 2025 was $108.5 million, which was comprised primarily of decrease in noninterest and interest bearing deposits in banks, net, compared to $4.7 million of net cash provided by financing activities during the three months ended March 31, 2024. Management believes our capital sources are adequate to meet all reasonably foreseeable short-term and long-term cash requirements. There has not been a material change in our liquidity and capital resources since the information disclosed in our 2024 Annual Report other than set forth above. We are not aware of any reasonably likely material changes in the mix and relative cost of such resources.

BayCom Corp is a separate legal entity from the Bank and must provide for its own liquidity. At March 31, 2025, BayCom Corp had liquid assets of $19.9 million. In addition to its operating expenses, BayCom Corp is responsible for paying to its shareholders any dividends that have been declared, funding stock repurchases, and making payments on its junior subordinated debentures and subordinated notes. BayCom Corp can receive dividends and other capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends and make other capital distributions.

On February 20, 2025, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.15 per share on the Company’s outstanding common stock, which was paid on April 10, 2025 to shareholders of record as of the close of business on March 13, 2025. The Company expects to continue to pay quarterly cash dividends on its common stock, subject to the Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. Assuming continued payment of the cash dividend at this rate of $0.15 per share, our average total dividend paid each quarter would be approximately $1.7 million based on the number of our outstanding shares at March 31, 2025. The dividends we pay may be limited as more fully discussed under “Business – Supervision and

Regulation – BayCom Corp – Dividends” and “– Regulatory Capital Requirements” contained in “Part I. Item 1. Business” of the 2024 Annual Report.

From time to time, our Board of Directors has authorized stock repurchase programs. In general, stock repurchases allow us to proactively manage our capital position and return excess capital to shareholders. Stock repurchases also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. In May 2024, our Board of Directors announced a new stock repurchase program, to commence following completion of the then-existing stock repurchase program (which was completed during the quarter ended June 30, 2024), for the repurchase of up to 560,000 shares, or approximately 5.0% of the Company’s outstanding common stock, over a one- year period. Purchases under the Company’s stock repurchase programs may be made through open market purchases, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The repurchase programs may be suspended, terminated, or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The Company’s stock repurchase programs do not obligate the Company to purchase any particular number of shares. As of March 31, 2025, there remained 413,305 shares available for repurchase under the Company’s current stock repurchase program. For additional information on the Company’s stock repurchases, see “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” contained in Part II of this report.

Regulatory Capital

The Bank, as a state-chartered, federally insured commercial bank and member of the Board of Governors of the Federal Reserve System, is subject to capital requirements established by the Federal Reserve. The Federal Reserve requires the Bank to maintain levels of capital adequacy that generally parallel the FDIC requirements. The capital adequacy requirements are quantitative measures established by regulation that require the Bank to maintain minimum amounts and ratios of capital. The FDIC requires the Bank to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 Leverage Capital to average assets. Consistent with our goal to operate a sound and profitable organization, our policy is for the Bank to maintain “Well Capitalized” status under the Federal Reserve regulations. Based on capital levels at March 31, 2025 and December 31, 2024, the Bank was considered Well Capitalized at both of those dates.

The table below shows the capital ratios under the Basel III capital framework as of the dates indicated:

	At March 31, 2025		At December 31, 2024
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Leverage Ratio
BayCom Corp	$297,879	12.16%	$289,525	11.76%
Minimum requirement for “Well Capitalized”	122,530	5.00%	123,063	5.00%
Minimum regulatory requirement	98,024	4.00%	98,451	4.00%

United Business Bank	349,640	13.92%	333,965	13.23%
Minimum requirement for “Well Capitalized”	125,591	5.00%	126,213	5.00%
Minimum regulatory requirement	100,473	4.00%	100,970	4.00%

Common Equity Tier 1 Ratio
BayCom Corp	297,879	14.59%	289,525	14.41%
Minimum requirement for “Well Capitalized”	132,722	6.50%	130,584	6.50%
Minimum regulatory requirement	91,884	4.50%	90,404	4.50%

United Business Bank	349,640	17.23%	333,965	16.81%
Minimum requirement for “Well Capitalized”	131,866	6.50%	129,125	6.50%
Minimum regulatory requirement	91,292	4.50%	89,394	4.50%

Tier 1 Risk-Based Capital Ratio
BayCom Corp	307,364	15.05%	299,010	14.88%
Minimum requirement for “Well Capitalized”	163,350	8.00%	160,719	8.00%
Minimum regulatory requirement	122,512	6.00%	120,539	6.00%

United Business Bank	349,640	17.23%	333,965	16.81%
Minimum requirement for “Well Capitalized”	162,297	8.00%	158,923	8.00%
Minimum regulatory requirement	121,723	6.00%	119,192	6.00%

Total Risk-Based Capital Ratio
BayCom Corp	391,089	19.15%	382,595	19.04%
Minimum requirement for “Well Capitalized”	204,187	10.00%	200,899	10.00%
Minimum regulatory requirement	163,350	8.00%	160,719	8.00%

United Business Bank	368,680	18.17%	352,865	17.76%
Minimum requirement for “Well Capitalized”	202,871	10.00%	198,654	10.00%
Minimum regulatory requirement	162,297	8.00%	158,923	8.00%

In addition to the minimum capital ratios, the Bank must maintain a capital conservation buffer consisting of additional Common Equity Tier 1 capital greater than 2.5% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. At March 31, 2025, the Bank’s Common Equity Tier 1 capital exceeded the required capital conservation buffer.

For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank-only basis and the Federal Reserve expects the holding company’s subsidiary bank(s) to be Well Capitalized under the prompt corrective action regulations. If the Company were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at March 31, 2025, the Company would have exceeded all regulatory capital requirements.

For additional information, see “Item 1. Business — Supervision and Regulation — United Business Bank — Capital Requirements” and “Note 19 - Regulatory Matters” in the Notes to the Consolidated Financial Statements, included in “Item 8. Financial Statements and Supplementary Data” in the 2024 Annual Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk through our lending and deposit gathering activities. Our results of operations are highly dependent upon our ability to manage interest rate risk. We consider interest rate risk to be a significant market risk that could have a material effect on our financial condition and results of operations. Interest rate risk is measured and assessed on a quarterly basis. For information regarding the Company’s market risk, see “Item 7A Quantitative and Qualitative Disclosures About Market and Interest Rate Risk,” in the Company’s 2024 Annual Report. In our opinion, there has not been a material change in our interest rate risk exposure since the information disclosed in our 2024 Annual Report.

Item 4. Controls and Procedures

(a)       Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), was carried out as of March 31, 2025 under the supervision and with the participation of the Company’s principal executive officer, principal financial officer and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s principal executive officer and principal financial officer concluded that as of March 31, 2025, based on their evaluation, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to BayCom Corp’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(b)       Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred during the three months ended March 31, 2025, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the Risk Factors previously disclosed in Item 1A of the 2024 Annual Report.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a)	Not applicable.
(b)	Not applicable.

(c)Stock Repurchases. The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended March 31, 2025:

			Total number of
	Total	Average	shares purchased	Maximum number of
	number of	price	as part of	shares that may yet be
	shares	paid	publicly announced	purchased under the
	purchased	per share	plans or programs	plans or programs (1)
January 1, 2025 - January 31, 2025	—	$—	—	464,098
February 1, 2025 - February 28, 2025	—	—	—	464,098
March 1, 2025 - March 31, 2025	50,793	25.82	50,793	413,305
	50,793	$25.82	50,793

(1)	In May 2024, the Company’s Board of Directors approved the Company’s ninth stock repurchase program, which commenced following completion of the eighth stock repurchase program in June 2024, authorizing the purchase of up to 560,000 shares, or approximately 5.0%, of the Company’s outstanding common stock over a one-year period. Purchases under the Company’s stock repurchase programs may be made through open market purchases, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The repurchase programs may be suspended, terminated, or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The Company’s stock repurchase programs do not obligate the Company to purchase any specific number of shares.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	Not applicable.
(b)	Not applicable.

(c)  Trading Plans. During the three months ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets; (2) Condensed Consolidated Statements of Income; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Notes to Condensed Consolidated Financial Statements.

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

BAYCOM CORP
Registrant

Date: May 9, 2025	By:	/s/ George J. Guarini
George J. Guarini
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2025	By:	/s/ Keary L. Colwell
Keary L. Colwell
Senior Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)