Form 10-Q
period 2025-06-30
BayCom Corp
filed 2025-08-11
CIK 1730984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August  7, 2025, there were 10,923,724 shares of the registrant’s common stock outstanding.

BAYCOM CORP

QUARTERLY REPORT ON FORM 10-Q

In this document, “BayCom” refers to BayCom Corp, the “Bank” refers to United Business Bank, BayCom’s wholly-owned subsidiary, and the “Company,” “we,” “us,” and “our” refer to BayCom and the Bank collectively, unless the context otherwise requires.

BAYCOM CORP

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

(unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
Cash due from banks	$21,764	$23,138
Federal funds sold and interest-bearing balances in banks	269,860	340,894
Cash and cash equivalents	291,624	364,032
Time deposits in banks	—	249
Investment securities available-for-sale ("AFS"), at fair value, net of allowance for credit losses of $0 at both June 30, 2025 and December 31, 2024	184,682	193,328
Equity securities, at fair value	12,872	13,120
Federal Home Loan Bank ("FHLB") stock, at par	11,524	11,313
Federal Reserve Bank ("FRB") stock, at par	9,653	9,645
Loans held for sale	—	2,216
Loans, net of allowance for credit losses of $18,700 at June 30, 2025 and $17,900 at December 31, 2024	1,981,549	1,934,996
Premises and equipment, net	13,686	13,386
Core deposit intangible, net	2,187	2,693
Cash surrender value of bank owned life insurance ("BOLI") policies, net	23,968	23,591
Right-of-use assets ("ROU"), net	13,084	13,383
Goodwill	38,838	38,838
Interest receivable and other assets	38,712	43,718
Total assets	$2,622,379	$2,664,508

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest and interest bearing deposits	$2,186,634	$2,234,009
Junior subordinated deferrable interest debentures, net	8,686	8,645
Subordinated debt, net	63,821	63,736
Salary continuation plan	4,860	4,737
Lease liabilities	14,120	14,383
Interest payable and other liabilities	13,696	14,632
Total liabilities	2,291,817	2,340,142
Commitments and contingencies (Note 17)

Shareholders' equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding at both June 30, 2025 and December 31, 2024	—	—
Common stock, no par value; 100,000,000 shares authorized; 10,941,232 and 11,121,475 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	167,369	172,254
Additional paid in capital	287	287
Accumulated other comprehensive loss, net of tax	(10,122)	(13,006)
Retained earnings	173,028	164,831
Total shareholders’ equity	330,562	324,366
Total liabilities and shareholders’ equity	$2,622,379	$2,664,508

See Notes to Condensed Consolidated Financial Statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for share and per share data)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

Interest income:
Loans, including fees	$27,962	$25,014	$55,111	$50,271
Investment securities	2,406	2,181	4,860	4,137
Fed funds sold and interest-bearing balances in banks	2,693	4,819	5,342	8,934
FHLB dividends	248	247	497	519
FRB dividends	144	145	289	289
Total interest and dividend income	33,453	32,406	66,099	64,150
Interest expense:
Deposits	9,209	9,002	17,892	17,229
Subordinated debt	892	891	1,783	1,784
Junior subordinated deferrable interest debentures	192	218	384	435
Total interest expense	10,293	10,111	20,059	19,448
Net interest income	23,160	22,295	46,040	44,702
Provision for credit losses	203	171	845	423
Net interest income after provision for credit losses	22,957	22,124	45,195	44,279
Noninterest income:
Gain on sale of loans	54	287	252	287
Gain (loss) on equity securities	7	(321)	(248)	252
Service charges and other fees	913	734	1,858	1,573
Loan servicing and other loan fees	516	441	905	833
(Loss) gain on investment in Small Business Investment Company (“SBIC”) fund	(227)	71	(336)	41
Other income and fees	250	271	522	559
Total noninterest income	1,513	1,483	2,953	3,545
Noninterest expense:
Salaries and employee benefits	9,728	9,642	19,663	19,678
Occupancy and equipment	2,183	2,133	4,319	4,287
Data processing	1,913	1,650	3,766	3,403
Other expense	1,930	2,587	3,995	4,715
Total noninterest expense	15,754	16,012	31,743	32,083
Income before provision for income taxes	8,716	7,595	16,405	15,741
Provision for income taxes	2,352	1,995	4,339	4,264
Net income	$6,364	$5,600	$12,066	$11,477
Earnings per common share:
Basic earnings per common share	$0.58	$0.50	$1.09	$1.01
Weighted average common shares outstanding	11,002,967	11,254,233	11,069,145	11,389,992

Diluted earnings per common share	$0.58	$0.50	$1.09	$1.01
Weighted average common shares outstanding	11,002,967	11,254,233	11,069,145	11,389,992

See Notes to Condensed Consolidated Financial Statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

Net income	$6,364	$5,600	$12,066	$11,477
Other comprehensive income:
Change in unrealized gain on AFS securities	1,105	710	4,033	1,406
Deferred tax expense	(316)	(204)	(1,149)	(416)
Other comprehensive income, net of tax	789	506	2,884	990
Total comprehensive income	$7,153	$6,106	$14,950	$12,467

See Notes to Condensed Consolidated Financial Statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except for share and per share data)

(unaudited)

				Accumulated
		Common	Additional	Other		Total
	Number of	Stock	Paid in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Capital	Income/(Loss)	Earnings	Equity
Three months ended June 30, 2025
Balance, April 1, 2025	11,089,682	$171,099	$287	$(10,911)	$168,862	$329,337
Net income					6,364	6,364
Other comprehensive income, net				789		789
Cash dividends of $0.20 per share					(2,197)	(2,197)
Stock based compensation		151				151
Repurchase of shares	(148,450)	(3,881)				(3,881)
Balance, June 30, 2025	10,941,232	$167,369	$287	$(10,122)	$173,028	$330,562

Three months ended June 30, 2024
Balance, April 1, 2024	11,377,117	$177,075	$287	$(14,108)	$150,981	$314,235
Net income					5,600	5,600
Other comprehensive income, net				506		506
Cash dividends of $0.10 per share					(1,109)	(1,109)
Stock based compensation		164				164
Repurchase of shares	(204,794)	(4,131)				(4,131)
Balance, June 30, 2024	11,172,323	$173,108	$287	$(13,602)	$155,472	$315,265

				Accumulated
		Common	Additional	Other		Total
	Number of	Stock	Paid in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Capital	Income/(Loss)	Earnings	Equity
Six months ended June 30, 2025
Balance, January 1, 2025	11,121,475	$172,254	$287	$(13,006)	$164,831	$324,366
Net income					12,066	12,066
Other comprehensive income, net				2,884		2,884
Restricted stock granted	22,221					—
Forfeiture of restricted stock granted	(3,221)					—
Cash dividends of $0.30 per share					(3,869)	(3,869)
Stock based compensation		302				302
Repurchase of shares	(199,243)	(5,187)				(5,187)
Balance, June 30, 2025	10,941,232	$167,369	$287	$(10,122)	$173,028	$330,562

Six months ended June 30, 2024
Balance, January 1, 2024	11,551,271	$180,913	$287	$(14,592)	$146,261	$312,869
Net income					11,477	11,477
Other comprehensive loss, net				990		990
Restricted stock granted	24,471					—
Forfeiture of restricted stock granted	(505)					—
Cash dividends of $0.20 per share					(2,266)	(2,266)
Stock based compensation		324				324
Repurchase of shares	(402,914)	(8,129)				(8,129)
Balance, June 30, 2024	11,172,323	$173,108	$287	$(13,602)	$155,472	$315,265

See Notes to Condensed Consolidated Financial Statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six months ended
	June 30,
	2025	2024

Cash flows from operating activities:
Net income	$12,066	$11,477
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	845	423
Deferred tax expense	801	2,021
Amortization (accretion) on acquired loans	7	(186)
Gain on sale of loans	(252)	(287)
Proceeds from sale of loans originated for sale	4,496	4,749
Loans originated for sale	(3,372)	(3,562)
Accretion on junior subordinated debentures	41	40
Gain on repayment of subordinated debt, net	—	(34)
Increase in cash surrender value of life insurance policies	(377)	(358)
Amortization/accretion of premiums/discounts on investment securities, net	57	64
Loss (gain) on equity securities	248	(252)
Depreciation and amortization	966	1,009
Core deposit intangible amortization	506	611
Stock based compensation expense	302	324
(Decrease) increase in deferred loan origination fees, net	(476)	66
Net change in interest receivable and other assets	2,945	(1,120)
Increase in salary continuation plan, net	123	181
Net change in interest payable and other liabilities	(3,278)	(2,415)
Net cash provided by operating activities	15,648	12,751
Cash flows from investing activities:
Proceeds from maturities of interest bearing deposits in banks	249	498
Purchase of investment securities AFS	(3,580)	(26,570)
Proceeds from maturities, repayments and calls of investment securities AFS	16,201	7,430
Purchase of FHLB stock	(211)	—
Purchase of FRB stock	(8)	(9)
Purchase of loans	(20,644)	(27,614)
(Increase) decrease in loans, net	(24,940)	87,068
Purchase of equipment and leasehold improvements, net	(892)	(1,388)
Net cash (used in) provided by investing activities	(33,825)	39,415

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(In thousands)

(unaudited)

	Six months ended
	June 30,
	2025	2024

Cash flows from financing activities:
Decrease in noninterest and interest bearing deposits in banks, net	(47,807)	(8,601)
Increase in time deposits, net	432	50,861
Repayment of subordinated debt, net	—	(315)
Repurchase of common stock	(5,187)	(8,129)
Dividends paid on common stock	(1,669)	(2,313)
Net cash (used in) provided by financing activities	(54,231)	31,503
(Decrease) increase in cash and cash equivalents	(72,408)	83,669
Cash and cash equivalents at beginning of period	364,032	307,539
Cash and cash equivalents at end of period	$291,624	$391,208

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$20,024	$20,024
Income taxes paid, net	4,953	3,893

Non-cash investing and financing activities:
Change in unrealized gain on AFS securities, net of tax	$2,884	$990
Transfer of loans to held-for-sale	276	1,684
Recognition of ROU assets in exchange for lease obligations	1,469	575
Cash dividends declared on common stock not yet paid	(2,197)	(1,109)

See Notes to Condensed Consolidated Financial Statements.

NOTE 1 – BASIS OF PRESENTATION

BayCom Corp (the “Company”) is a bank holding company headquartered in Walnut Creek, California. United Business Bank (the “Bank”), the Company’s wholly owned banking subsidiary, is a California state-chartered bank which provides a broad range of financial services primarily to local small and mid-sized businesses, service professionals and individuals. In its 20 years of operation, the Bank has grown to 34 full-service banking branches at June 30, 2025, with 16 locations in California, one in Nevada, one in Washington, five in New Mexico and 11 in Colorado. The condensed consolidated financial statements include the accounts of the Company and the Bank.

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

NOTE 2 - ACCOUNTING GUIDANCE NOT YET EFFECTIVE AND ADOPTED ACCOUNTING GUIDANCE

Accounting Guidance Recently Adopted

Segment Reporting – Improvements to Reportable Segment Disclosures (Topic 280) – In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, enhanced interim disclosure requirements, clarifying circumstances in which an entity can disclose multiple segment measures of profit or loss, providing new segment disclosure requirements for entities with a single reportable segment, and requiring other disclosures. The amendments are effective for annual reporting periods beginning after December 15, 2023 (i.e., starting with the Company’s 2024 Form 10-K) and interim periods within fiscal years beginning after December 31, 2024, and must be applied retrospectively to all prior periods presented in the financial statements. The disclosure requirements of this update did not have a material effect on the Company’s consolidated financial statements. See Note 18—Segment Information.

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

NOTE 3 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of securities AFS at the dates indicated are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
June 30, 2025
U.S. Government Agencies	$1,808	$—	$(29)	$1,779
Municipal securities	22,525	103	(1,227)	21,401
Mortgage-backed securities	51,128	200	(3,058)	48,270
Collateralized mortgage obligations	44,952	165	(1,667)	43,450
SBA securities	3,331	9	(50)	3,290
Corporate bonds	75,090	24	(8,622)	66,492
Total	$198,834	$501	$(14,653)	$184,682

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
December 31, 2024
U.S. Government Agencies	$1,949	$—	$(12)	$1,937
Municipal securities	23,777	82	(1,334)	22,525
Mortgage-backed securities	51,281	95	(3,893)	47,483
Collateralized mortgage obligations	49,220	147	(2,208)	47,159
SBA securities	4,054	6	(75)	3,985
Corporate bonds	81,232	29	(11,022)	70,239
Total	$211,513	$359	$(18,544)	$193,328

No allowances for credit losses have been recognized on investment debt securities AFS in an unrealized loss position at both June 30, 2025 and December 31, 2024.

Amortized cost and fair values exclude accrued interest receivable of $1.3 million at both June 30, 2025 and December 31, 2024, which is included in interest receivable and other assets in the condensed consolidated balance sheets.

During both the three and six months ended June 30, 2025 and 2024, the Company sold no securities AFS.

The amortized cost and estimated fair value of securities AFS at the dates indicated by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2025		December 31, 2024
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value

Securities AFS
Due in one year or less	$889	$888	$2,002	$1,993
Due after one through five years	20,924	18,465	37,763	33,467

Due after five years through ten years	90,665	82,168	84,002	74,018
Due after ten years	86,356	83,161	87,746	83,850
Total	$198,834	$184,682	$211,513	$193,328

At both June 30, 2025 and December 31, 2024, there were no securities pledged.

The estimated fair value and gross unrealized losses for securities AFS aggregated by the length of time that individual securities have been in a continuous unrealized loss position at the dates indicated are as follows:

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
June 30, 2025
U.S. Government Agencies	$1,779	$(29)	$—	$—	$1,779	$(29)
Municipal securities	3,723	(197)	11,859	(1,030)	15,582	(1,227)
Mortgage-backed securities	11,470	(160)	20,720	(2,898)	32,190	(3,058)
Collateralized mortgage obligations	14,392	(83)	20,289	(1,584)	34,681	(1,667)
SBA securities	1,122	(6)	889	(44)	2,011	(50)
Corporate bonds	2,966	(34)	61,911	(8,588)	64,877	(8,622)
Total	$35,452	$(509)	$115,668	$(14,144)	$151,120	$(14,653)

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
December 31, 2024
U.S. Government Agencies	$1,938	$(12)	$—	$—	$1,938	$(12)
Municipal securities	5,135	(67)	13,333	(1,267)	18,468	(1,334)
Mortgage-backed securities	16,514	(321)	22,257	(3,572)	38,771	(3,893)
Collateralized mortgage obligations	17,234	(145)	19,012	(2,063)	36,246	(2,208)
SBA securities	2,023	(9)	1,250	(66)	3,273	(75)
Corporate bonds	2,760	(240)	64,118	(10,782)	66,878	(11,022)
Total	$45,604	$(794)	$119,970	$(17,750)	$165,574	$(18,544)

At June 30, 2025, the Company held 328 securities AFS, of which 186 were in an unrealized loss position for more than twelve months and 35 were in an unrealized loss position for less than twelve months. At December 31, 2024, the Company held 352 investment securities, of which 212 were in an unrealized loss position for more than twelve months and 53 were in an unrealized loss position for less than twelve months. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

Allowance for credit losses on investment debt securities available-for-sale

Investment debt securities that were in an unrealized loss position as of June 30, 2025 were evaluated to determine whether the decline in fair value below the amortized cost basis resulted from a credit loss or changes in required yields by investors in these types of securities, among other factors. This assessment first includes a determination of whether the Company intends to sell the security, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses. In making this assessment, management considers the nature of the security and any related government guarantees, any changes to the rating of the security by a rating agency, creditworthiness of the issuers/guarantors, the underlying collateral, the financial conditions and prospects of the issuer, and any adverse conditions specifically related to the security, among other factors.

As of June 30, 2025, the Company expects to recover the amortized cost basis of its securities, has no present intent to sell any investment securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses before recovery of their amortized cost and the decline in fair value is largely attributed to changes in interest rates and other market conditions. The issuers of these securities continue to make timely principal and interest payments. No allowances for credit losses have been recognized on investment debt securities AFS in an unrealized loss position, as management does not believe any of the securities are impaired due to reasons of credit quality at June 30, 2025.

Equity Securities

The Company recognized a net gain on equity securities of $7,000 and a net loss of $248,000 for the three and six months ended June 30, 2025, compared to a net loss of $321,000 and a net gain of $252,000 for the three and six months ended June 30, 2024, respectively. Equity securities were $12.9 million and $13.1 million as of June 30, 2025 and December 31, 2024, respectively.

NOTE 4 – LOANS

The Company’s loan portfolio at the dates indicated is summarized below:

	June 30,	December 31,
	2025	2024
Commercial and industrial	$182,153	$173,948
Construction and land	2,589	1,515
Commercial real estate	1,708,715	1,667,231
Residential	105,555	109,662
Consumer	611	391
Total loans	1,999,623	1,952,747
Deferred loan costs, net	626	149
Allowance for credit losses	(18,700)	(17,900)
Net loans	$1,981,549	$1,934,996

Net loans exclude accrued interest receivable of $6.4 million and $6.7 million at June 30, 2025 and December 31, 2024, respectively, which is included in interest receivable and other assets in the condensed consolidated balance sheets.

The Company’s total individually evaluated loans, including collateral dependent loans, nonaccrual loans, modified loans to borrowers experiencing financial difficulty, and accreting purchase credit deteriorated (“PCD”) loans that have experienced post-acquisition declines in cash flows expected to be collected are summarized as follows:

	Commercial	Construction	Commercial
	and industrial	and land	real estate	Residential	Consumer	Total
June 30, 2025
Recorded investment in loans individually evaluated:
With no specific allowance recorded	$629	$—	$14,347	$929	$—	$15,905
With a specific allowance recorded	260	—	2,036	—	—	2,296
Total recorded investment in loans individually evaluated	$889	$—	$16,383	$929	$—	$18,201
Specific allowance on loans individually evaluated	$248	$—	$591	$—	$—	$839

December 31, 2024
Recorded investment in loans individually evaluated:
With no specific allowance recorded	$—	$—	$13,671	$984	$—	$14,655
With a specific allowance recorded	954	—	1,754	—	—	2,708
Total recorded investment in loans individually evaluated	$954	$—	$15,425	$984	$—	$17,363
Specific allowance on loans individually evaluated	$367	$—	$25	$—	$—	$392

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

During the three and six months ended June 30, 2025 and 2024, there were no modifications of loans to borrowers experiencing financial difficulty.

A summary of previously modified loans to borrowers experiencing financial difficulty by type of concession and type of loan, as of the dates indicated, is set forth below:

	Number of	Rate	Term	Rate & term		% of Total
	loans	modification	modification	modification	Total	loans outstanding
June 30, 2025
Commercial and industrial	1	$—	$85	$—	$85	0.05%
Construction and land	—	—	—	—	—	—%
Commercial real estate	2	—	637	—	637	0.04%
Residential	1	—	716	—	716	0.68%
Consumer	—	—	—	—	—	—%
Total	4	$—	$1,438	$—	$1,438	0.07%

	Number of	Rate	Term	Rate & term		% of Total
	loans	modification	modification	modification	Total	loans outstanding
December 31, 2024
Commercial and industrial	2	$—	$97	$—	$97	0.06%
Construction and land	—	—	—	—	—	—%
Commercial real estate	3	—	1,846	—	1,846	0.11%
Residential	1	—	747	—	747	0.68%
Consumer	—	—	—	—	—	—%
Total	6	$—	$2,690	$—	$2,690	0.14%

For the three and six months ended June 30, 2025, the Company recorded no charge-offs for modified loans to borrowers experiencing financial difficulty. During the three and six months ended June 30, 2024, the Company recorded charge-offs of $0 and $1.3 million, respectively, related to modified loans to borrowers experiencing financial difficulty.

As of June 30, 2025 and December 31, 2024, individually evaluated modified loans to borrowers experiencing financial difficulty had no related allowance and an allowance of $24,000, respectively. At both dates, none of the modified loans to borrowers experiencing financial difficulty were performing in accordance with their modified terms. All accruing modified loans to borrowers experiencing financial difficulty, if any, are included in the loans individually evaluated in the calculation of the allowance for credit losses.

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

Revolving loans that are converted to term loans are treated as new originations in the tables below and are presented by year of initial origination. During the six months ended June 30, 2025, and the year ended December 31, 2024, none and $867,000, respectively, of the Company’s revolving loans were converted to term loans.

The following tables present the internally assigned risk grade by class of loans at the dates indicated:

							Revolving
	Term loans - amortized cost by origination year						loans
	2025	2024	2023	2022	2021	Prior	amortized cost	Total
June 30, 2025
Commercial and industrial:
Pass	$28,608	$55,920	$16,779	$18,740	$8,950	$31,256	$18,812	$179,065
Special mention	—	—	—	—	—	1,204	100	1,304
Substandard	—	—	154	—	55	1,231	344	1,784
Total commercial and industrial	$28,608	$55,920	$16,933	$18,740	$9,005	$33,691	$19,256	$182,153
YTD gross charge-offs	$—	$—	$—	$—	$—	$193	$—	$193
Construction and land:
Pass	$—	$2,169	$—	$—	$122	$298	$	$2,589
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total construction and land	$—	$2,169	$—	$—	$122	$298	$—	$2,589
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Pass	$173,179	$186,508	$72,589	$355,749	$367,059	$424,109	$1,770	$1,580,963
Special mention	—	—	6,737	6,387	16,923	53,689	—	83,736
Substandard	—	—	626	—	9,835	33,555	—	44,016
Total commercial real estate	$173,179	$186,508	$79,952	$362,136	$393,817	$511,353	$1,770	$1,708,715
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Residential:
Pass	$4,773	$28,013	$—	$—	$33,122	$33,508	$4,648	$104,064
Special mention	—	—	—	—	—	399	14	413
Substandard	—	—	—	—	46	968	64	1,078
Total residential	$4,773	$28,013	$—	$—	$33,168	$34,875	$4,726	$105,555
YTD gross charge-offs	$—	$—	$—	$—	$—	$1	$—	$1
Consumer:
Pass	$163	$137	$37	$26	$10	$103	$133	$609
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2	—	2
Total consumer	$163	$137	$37	$26	$10	$105	$133	$611
YTD gross charge-offs	$—	$—	$—	$—	$—	$5	$—	$5
Total loans outstanding
Risk ratings
Pass	$206,723	$272,747	$89,405	$374,515	$409,263	$489,274	$25,363	$1,867,290
Special mention	—	—	6,737	6,387	16,923	55,292	114	85,453
Substandard	—	—	780	—	9,936	35,756	408	46,880
Doubtful	—	—	—	—	—	—	—	—
Total loans outstanding	$206,723	$272,747	$96,922	$380,902	$436,122	$580,322	$25,885	$1,999,623
YTD gross charge-offs	$—	$—	$—	$—	$—	$199	$—	$199

							Revolving
	Term loans - amortized cost by origination year						loans
	2024	2023	2022	2021	2020	Prior	amortized cost	Total
December 31, 2024
Commercial and industrial:
Pass	$54,720	$20,314	$20,759	$11,823	$13,433	$28,708	$19,699	$169,456
Special mention	—	—	—	56	—	1,969	200	2,225
Substandard	150	154	—	—	1,184	471	308	2,267
Total commercial and industrial	$54,870	$20,468	$20,759	$11,879	$14,617	$31,148	$20,207	$173,948
YTD gross charge-offs	$—	$—	$—	$1,021	$45	$324	$—	$1,390
Construction and land:
Pass	$10	$—	$—	$128	$1,090	$287	$—	$1,515
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total construction and land	$10	$—	$—	$128	$1,090	$287	$—	$1,515
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Pass	$196,303	$88,599	$371,319	$432,629	$97,046	$370,828	$1,510	$1,558,234
Special mention	—	632	6,243	10,462	18,250	44,089	—	79,676
Substandard	—	—	—	9,063	996	19,262	—	29,321
Total commercial real estate	$196,303	$89,231	$377,562	$452,154	$116,292	$434,179	$1,510	$1,667,231
YTD gross charge-offs	$—	$—	$—	$2,413	$—	$1,359	$—	$3,772
Residential:
Pass	$31,828	$—	$—	$36,624	$1,452	$32,245	$5,041	$107,190
Special mention	—	—	—	859	—	410	80	1,349
Substandard	—	—	—	30	—	1,093	—	1,123
Total residential	$31,828	$—	$—	$37,513	$1,452	$33,748	$5,121	$109,662
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Consumer:
Pass	$153	$54	$35	$10	$2	$128	$3	$385
Special mention	—	—	—	—	—	2	—	2
Substandard	—	—	—	—	—	4	—	4
Total consumer	$153	$54	$35	$10	$2	$134	$3	$391
YTD gross charge-offs	$—	$—	$—	$—	$—	$2	$1	$3
Total loans outstanding
Risk ratings
Pass	$283,014	$108,967	$392,113	$481,214	$113,023	$432,196	$26,253	$1,836,780
Special mention	—	632	6,243	11,377	18,250	46,470	280	83,252
Substandard	150	154	—	9,093	2,180	20,830	308	32,715
Doubtful	—	—	—	—	—	—	—	—
Total loans outstanding	$283,164	$109,753	$398,356	$501,684	$133,453	$499,496	$26,841	$1,952,747
YTD gross charge-offs	$—	$—	$—	$3,434	$45	$1,685	$1	$5,165

The following tables provide an aging of the Company’s loans receivable as of the dates indicated:

								Recorded
			90 Days					investments
	30–59 Days	60–89 Days	or more	Total			Total loans	90 days or more past due
	past due	past due	past due	past due	Current	PCD loans	receivable	and still accruing
June 30, 2025
Commercial and industrial	$285	$97	$3,626	$4,008	$178,145	$—	$182,153	$2,911
Construction and land	—	—	—	—	2,589	—	2,589	—
Commercial real estate	5,463	1,706	6,049	13,218	1,678,281	17,216	1,708,715	—
Residential	8	—	716	724	104,670	161	105,555	—
Consumer	—	—	—	—	611	—	611	—
Total	$5,756	$1,803	$10,391	$17,950	$1,964,296	$17,377	$1,999,623	$2,911

								Recorded
			90 Days					investments
	30–59 Days	60–89 Days	or more	Total			Total loans	90 days or more past due
	past due	past due	past due	past due	Current	PCD loans	receivable	and still accruing
December 31, 2024
Commercial and industrial	$758	$87	$399	$1,244	$172,704	$—	$173,948	$220
Construction and land	—	—	—	—	1,509	6	1,515	—
Commercial real estate	4,794	1,527	3,220	9,541	1,635,499	22,191	1,667,231	—
Residential	123	1	747	871	108,538	253	109,662	—
Consumer	6	—	—	6	385	—	391	—
Total	$5,681	$1,615	$4,366	$11,662	$1,918,635	$22,450	$1,952,747	$220

Nonaccrual loans totaled $13.5 million and $9.2 million at June 30, 2025 and December 31, 2024, respectively. Nonaccrual loans guaranteed by a government agency, which reduces the Company’s credit exposure, were $610,000 at June 30, 2025 compared to $2.0 million at December 31, 2024. At June 30, 2025, nonaccrual loans included $599,000 of loans 30-89 days past due and $5.3 million of loans less than 30 days past due. At December 31, 2024, nonaccrual loans included $643,000 of loans 30-89 days past due and no loans less than 30 days past due. The increase in nonaccrual loans reflects borrower-specific credit deterioration, primarily within the commercial and industrial and commercial real estate portfolios.

At June 30, 2025, the $599,000 of nonaccrual loans 30-89 days past due was comprised of two loans and the $5.3 million of loans less than 30 days past due was comprised of 16 loans. All these loans were placed on nonaccrual due to concerns over the financial condition of the borrowers.

At June 30, 2025 and December 31, 2024, there were three loans and one loan 90 days or more past due and still accruing, with a balance of $2.9 million and $220,000 at those dates, respectively. Of the $2.9 million of loans 90 days or more past due and still accruing at June 30, 2025, $2.8 million are fully guaranteed by government agencies.

Interest foregone on nonaccrual loans was approximately $370,000 and $639,000 for the three and six months ended June 30, 2025, compared to $226,000 and $709,000 for the three and six months ended June 30, 2024. Interest income recognized on nonaccrual loans was approximately $31,000 and $66,000 for the three and six months ended June 30, 2025, compared to $79,000 and $86,000 for the three and six months ended June 30, 2024, respectively.

Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $1.05 billion and $1.04 billion at June 30, 2025 and December 31, 2024, respectively. At June 30, 2025 and December 31, 2024, $73.2 million and $76.7 million of loans were pledged to the FRB of San Francisco, respectively. For additional information, see “Note 11 - Borrowings” of the Notes to Condensed Consolidated Financial Statements.

NOTE 5 – ALLOWANCE FOR CREDIT LOSSES FOR LOANS

The following tables summarize the Company’s allowance for credit losses for loans, reserve for unfunded commitments, and loan balances individually and collectively evaluated by type of loan, as of the dates and for the periods indicated:

	Commercial	Construction	Commercial				Reserve for
	and industrial	and land	real estate	Residential	Consumer	Total	unfunded commitments
Three months ended June 30, 2025
Allowance for credit losses
Beginning balance	$4,951	$21	$11,860	$1,661	$7	$18,500	$540
Charge-offs	(93)	—	—	—	(2)	(95)	—
Recoveries	13	—	68	1	—	82	—
(Reversal of) provision for credit losses	(404)	120	399	99	(1)	213	(10)
Ending balance	$4,467	$141	$12,327	$1,761	$4	$18,700	$530

Six months ended June 30, 2025
Allowance for credit losses:
Beginning balance	$4,681	$72	$11,365	$1,780	$2	$17,900	$600
Charge-offs	(193)	—	—	(1)	(5)	(199)	—
Recoveries	15	—	68	1	—	84	—
(Reversal of) provision for credit losses	(36)	69	894	(19)	7	915	(70)
Ending balance	$4,467	$141	$12,327	$1,761	$4	$18,700	$530

June 30, 2025
Allowance for credit losses:
Loans individually evaluated	$248	$—	$591	$—	$—	$839
Loans collectively evaluated	4,219	141	11,499	1,760	4	17,623
PCD loans	—	—	237	1	—	238

Loans receivable:
Individually evaluated	$889	$—	$16,383	$929	$—	$18,201
Collectively evaluated	181,264	2,589	1,675,116	104,465	611	1,964,045
PCD loans	—	—	17,216	161	—	17,377
Total loans	$182,153	$2,589	$1,708,715	$105,555	$611	$1,999,623

	Commercial	Construction	Commercial				Reserve for
	and industrial	and land	real estate	Residential	Consumer	Total	unfunded commitments
Three months ended June 30, 2024
Allowance for credit losses
Beginning balance	$4,191	$312	$13,432	$947	$8	$18,890	$215
Charge-offs	(178)	—	—	—	—	(178)	—
Recoveries	2	—	—	99	1	102	—
(Reversal of) provision for credit losses	(28)	(207)	263	159	(1)	186	(15)
Ending balance	$3,987	$105	$13,695	$1,205	$8	$19,000	$200

Six months ended June 30, 2024
Allowance for loan losses
Beginning balance	$4,216	$298	$16,498	$979	$9	$22,000	$225
Charge-offs	(356)	—	(3,206)	—	(1)	(3,563)	—
Recoveries	15	—	—	99	1	115	—
Provision for (reversal of) credit losses	112	(193)	403	127	(1)	448	(25)
Ending balance	$3,987	$105	$13,695	$1,205	$8	$19,000	$200

June 30, 2024
Allowance for credit losses:
Loans individually evaluated	$1,140	$—	$350	$—	$—	$1,490
Loans collectively evaluated	2,847	105	12,935	1,200	8	17,095
PCD loans	—	—	410	5	—	415

Loans receivable:
Individually evaluated	$1,436	$366	$18,782	$1,291	$—	$21,875
Collectively evaluated	153,545	3,087	1,556,047	103,581	602	1,816,862
PCD loans	165	16	24,914	350	—	25,445
Total loans	$155,146	$3,469	$1,599,743	$105,222	$602	$1,864,182

For the three months ended June 30, 2025, the minimal provision for credit losses was primarily driven by loan growth, with minimal charge-offs during the quarter. Net charge-offs were $13,000 for the second quarter of 2025, compared to $76,000 for the same period in 2024.

For the six months ended June 30, 2025, the provision for credit losses and the related change in the allowance for credit losses on loans was mainly driven by loan growth, an increase in the reserve for pooled loans, an increase in the reserve for individually evaluated loans, and the replenishment of the allowance during the period. The increase in the reserve for pooled loans reflected changes in portfolio mix, including growth in higher-risk loan categories, changes in the risk level of one qualitative factor, as well as updated historical loss rates and modest changes in forecasted economic conditions. Net charge-offs totaled $115,000 for the six months ended June 30, 2025, compared to $3.5 million for the six months ended June 30, 2024, of which $3.2 million had been specifically reserved for at December 31, 2023.

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

	Retail and		Convalescent				A/R and
	Office	Multifamily	facility	Hotel	Other	SFR 1-4	Equipment	Total	ACL
June 30, 2025
Commercial and industrial	$—	$—	$—	$—	$—	$—	$889	$889	$248
Construction and land	—	—	—	—	—	—	—	—	—
Commercial real estate	2,683	62	—	9,105	4,533	—	—	16,383	591
Residential	—	—	—	—	—	929	—	929	—
Consumer	—	—	—	—	—	—	—	—	—
Total	$2,683	$62	$—	$9,105	$4,533	$929	$889	$18,201	$839

December 31, 2024
Commercial and industrial	$—	$—	$—	$—	$—	$—	$954	$954	$367
Construction and land	—	—	—	—	—	—	—	—	—
Commercial real estate	466	77	1,200	7,987	5,695	—	—	15,425	25
Residential	—	—	—	—	—	984	—	984	—
Consumer	—	—	—	—	—	—	—	—	—
Total	$466	$77	$1,200	$7,987	$5,695	$984	$954	$17,363	$392

The following table shows the amortized cost and allowance for credit losses for loans on nonaccrual status as of the dates indicated:

	As of June 30, 2025			As of December 31, 2024
	Nonaccrual	Nonaccrual		Nonaccrual	Nonaccrual
	with no allowance	with allowance	Total	with no allowance	with allowance	Total
	for credit losses	for credit losses	nonaccrual	for credit losses	for credit losses	nonaccrual
Commercial and industrial	$628	$291	$919	$—	$293	$293
Construction and land	—	—	—	—	—	—
Commercial real estate	9,806	1,770	11,576	6,055	1,792	7,847
Residential	929	47	976	984	119	1,103
Consumer	—	—	—	—	4	4
Total	$11,363	$2,108	$13,471	$7,039	$2,208	$9,247

As part of its acquisition of Pacific Enterprise Bancorp (“PEB”) in 2022, the Company acquired certain small business loans to borrowers qualified under The California Capital Access Program for Small Business, a state guaranteed loan program sponsored by the California Pollution Control Financing Authority (“CalCAP”). PEB ceased originating loans under this loan program in 2017. Under this loan program, the borrower, CalCAP and the participating lender contributed funds to a loss reserve account held in a demand deposit account at the participating lender. The borrower’s contributions to the loss reserve account are attributed to the participating lender. Losses on qualified loans are charged to this account after approval by CalCAP. Under the program, if a loan defaults, the participating lender has immediate coverage of 100% of the loss. The participating lender must return recoveries from the borrower, less expenses, to the credit loss reserve account. The funds in the loss reserve account are the property of CalCAP; however, in the event that the participating lender leaves the program any excess funds, after all loans have been repaid or unenrolled from the program by the participating lender and provided there are no pending claims for reimbursement, the remaining excess funds are distributed to CalCAP and the participating lender based on their respective contributions to the loss reserve account. Funds contributed by the participating lender to the loss reserve account are treated as a receivable from CalCAP and evaluated for impairment quarterly. As of June 30, 2025 and December 31, 2024, the Company had $11.7 million and $17.7 million, respectively, of loans enrolled in this loan program. The Company had a loss reserve account of $7.4 million and $10.4 million as of June 30, 2025 and December 31, 2024, respectively.

In addition, as successor to PEB, the Company was approved by CalCAP, in partnership with the California Air Resources Board, to originate loans to California truckers in the On-Road Heavy-Duty Vehicle Air Quality Loan Program. Under this loan program, CalCAP solely contributes funds to a loss reserve account held in a demand deposit account at the participating lender. Losses are handled in the same manner as described above. The funds are the property of CalCAP and are payable upon termination of the program. When the loss reserve account balance exceeds the total associated loan balance, the excess is to be remitted to CalCAP. The Company originated loans under this program of $5.5 million and $8.9 million during the three and six months ended June 30, 2025 and $1.1 million and $4.5 million during the three and six months ended June 30, 2024, respectively. As of June 30, 2025, the Company had $21.2 million of loans enrolled in this program and a loss reserve account of $4.7 million. As of December 31, 2024, the Company had $17.3 million of loans enrolled in this program and a loss reserve account of $3.8 million.

NOTE 6 – PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at the dates indicated:

	June 30,	December 31,
	2025	2024
Premises owned	$11,479	$11,462
Leasehold improvements	4,076	3,602
Furniture, fixtures and equipment	10,572	9,929
Less accumulated depreciation and amortization	(12,441)	(11,607)
Total premises and equipment, net	$13,686	$13,386

Depreciation and amortization included in occupancy and equipment expense totaled $496,000 and $1.0 million for the three and six months ended June 30, 2025 and $518,000 and $1.0 million for the three and six months ended June 30, 2024, respectively.

NOTE 7 – LEASES

The Company leased 19 branches under noncancelable operating leases as of June 30, 2025. These leases expire on various dates through 2030. Many of these lease agreements include one or more renewal options, exercisable at the Company’s discretion. When the Company determines at lease commencement that it is reasonably certain to exercise a renewal option, the extended lease term is included in the measurement of the ROU asset and corresponding lease liability.

The Company uses the discount rate implicit in the lease when it is readily determinable. In instances where the implicit rate is not available, which is typically the case, the Company applies its incremental borrowing rate, determined  on a collateralized basis and over a term comparable to the lease term, as of the lease commencement date.

The below maturity schedule presents, as of June 30, 2025, the undiscounted lease payments for the next five years and thereafter:

For remainder of 2025	$1,966
2026	3,638
2027	3,232
2028	3,162
2029	2,701
Thereafter	652
Total undiscounted cash flows	15,351
Less: interest	(1,231)
Present value of lease payments	$14,120

The following table presents the weighted average lease term and discount rate at the dates indicated:

	June 30, 2025		December 31, 2024
Weighted-average remaining lease term	4.3	years	4.5	years
Weighted-average discount rate	3.9%		3.8%

            The following table presents certain information related to the operating lease costs included in occupancy and equipment expense on the Condensed Consolidated Statements of Income for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating lease cost	$1,037	$5,035	$2,083	$6,989
Short-term lease cost	—	—	—	15
Less: Sublease income	(21)	(22)	(46)	(34)
Total operating lease cost, net	$1,016	$5,013	$2,037	$6,970

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

Changes in the Company's goodwill during the periods indicated were as follows:

	Six months Ended	Year ended
	June 30, 2025	December 31, 2024
Balance at beginning of period	$38,838	$38,838
Acquired goodwill	—	—
Impairment	—	—
Balance at end of period	$38,838	$38,838

Core Deposit Intangible

Changes in the Company’s core deposit intangible during the periods indicated were as follows:

	Six months Ended	Year ended
	June 30, 2025	December 31, 2024
Balance at beginning of period	$2,693	$3,915
Additions	—	—
Less amortization	(506)	(1,222)
Balance at end of period	$2,187	$2,693

Estimated annual amortization expense at June 30, 2025 was as follows:

For remainder of 2025	$442
2026	455
2027	455
2028	455
Thereafter	380
Total	$2,187

NOTE 9 – INTEREST RECEIVABLE AND OTHER ASSETS

The Company’s interest receivable and other assets at the dates indicated consisted of the following:

	June 30,	December 31,
	2025	2024
Tax assets, net	$15,681	$16,048
Accrued interest receivable	8,127	8,507
Investment in SBIC fund	2,905	3,241
Investment in Community Reinvestment Act fund	2,000	2,000
Prepaid assets	1,949	1,942
Servicing assets	524	673
Investment in Low Income Housing Tax Credit ("LIHTC") partnerships, net	3,694	4,035
Investment in statutory trusts	541	532
CalCAP reserve receivable	1,375	4,023
Other assets	1,916	2,717
Total interest receivable and other assets	$38,712	$43,718

NOTE 10 – DEPOSITS

The Company’s deposits at the dates indicated consisted of the following:

	June 30,	December 31,
	2025	2024
Demand deposits (1)	$616,096	$688,996
NOW accounts	279,139	261,430
Savings	76,179	82,300
Money market	658,384	644,880
Time deposits	556,835	556,403
Total	$2,186,634	$2,234,009

(1) Noninterest bearing.

Included in time deposits above are no brokered deposits as of June 30, 2025, and $35.5 million of brokered deposits as of December 31, 2024. At June 30, 2025, uninsured deposits totaled $1.0 billion, or 47.0% of total deposits, compared to $1.0 billion, or 46.8% of total deposits at December 31, 2024. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.

NOTE 11 – BORROWINGS

Other borrowings – The Bank has an approved secured borrowing facility with the Federal Home Loan Bank of San Francisco (the “FHLB”) for up to 25% of total assets for a term not to exceed five years under a blanket lien of certain types of loans. At June 30, 2025 and December 31, 2024, we had the ability to borrow up to $581.6 million and $540.2 million, respectively, from the FHLB of San Francisco. At both June 30, 2025 and December 31, 2024, we had no FHLB borrowings outstanding.

The Bank has been approved for discount window advances from the FRB of San Francisco secured by certain types of loans. At June 30, 2025 and December 31, 2024, we had the ability to borrow up to $40.3 million and $41.9 million, respectively, from the FRB of San Francisco. At both June 30, 2025 and December 31, 2024, we had no FRB of San Francisco advances outstanding.

The Bank has Federal Funds lines with four correspondent banks. Cumulative available commitments totaled $65.0 million at both June 30, 2025 and December 31, 2024. There were no amounts outstanding under these facilities at both June 30, 2025 and December 31, 2024.

Junior subordinated deferrable interest debentures – In connection with its previous acquisitions, the Company assumed junior subordinated deferrable interest debentures, totaling $8.7 million, net of fair value adjustments, with a weighted average interest rate of 7.16% at June 30, 2025, compared to $8.6 million, net of fair value adjustments, with a weighted average rate of 7.20% at December 31, 2024. The junior subordinated deferrable interest debentures mature in 2034, subject to earlier redemption by the Company at its option.

Subordinated debt – On August 10, 2020, the Company issued and sold $65.0 million aggregate principal amount of 5.25% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “Notes”) at a public offering price equal to 100% of the aggregate principal amount of the Notes. The Notes initially bear a fixed interest rate of 5.25% per year. Commencing on September 15, 2025, the interest rate on the Notes resets quarterly to the three-month Secured Overnight Financing rate plus a spread of 521 basis points (5.21%), payable quarterly in arrears. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year through September 15, 2025 and quarterly thereafter on March 15, June 15, September 15 and December 15 of each year through the maturity date or earlier redemption date. The Company, at its option, may redeem the Notes, in whole or in part, on any interest payment date on or after September 15, 2025, without a premium. At June 30, 2025 and December 31, 2024, the Company had outstanding Notes, net of cost to issue, totaling $63.8 million and $63.7 million, respectively.

NOTE 12 – INTEREST PAYABLE AND OTHER LIABILITIES

The Company’s interest payable and other liabilities at the dates indicated consisted of the following:

	June 30,	December 31,
	2025	2024
Accrued expenses	$7,594	$7,797
Accounts payable	573	614
Reserve for unfunded commitments	530	600
Accrued interest payable	3,129	3,118
Other liabilities	1,870	2,503
Total	$13,696	$14,632

NOTE 13 – OTHER EXPENSES

The Company’s other expenses for the periods indicated consisted of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Professional fees	$512	$673	$1,048	$1,260
Core deposit premium amortization	242	305	506	611
Marketing and promotions	252	246	409	369
Stationery and supplies	78	82	144	158
Insurance (including FDIC premiums)	357	349	730	708
Communication and postage	247	255	505	515
Loan default related expense	(141)	148	(151)	158
Director fees and expenses	68	82	136	170
Bank service charges	16	16	33	31
Courier expense	166	186	338	379
Other	133	245	297	356
Total	$1,930	$2,587	$3,995	$4,715

              The Company expenses marketing and promotion costs as they are incurred. Advertising expense included in marketing and promotions totaled $9,000 and $14,000 for the three and six months ended June 30, 2025, and $17,000 and $28,000 for the three and six months ended June 30, 2024, respectively.

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

Generally, awards under the 2024 Plan are subject to a minimum vesting period of one year (at least three years for full vesting for the chief executive officer), provided that awards for up to 5% of the maximum shares available under the 2024 Plan (for any participant other than the chief executive officer) may provide for a shorter vesting period. Subject to adjustment as provided in the 2024 Plan, the maximum number of shares of common stock available for issuance under the 2024 Plan is 500,000, and awards granted under the 2024 Plan to any one participant in any one calendar year are subject to the following limitations: (i) aggregate grants of stock options or stock appreciation rights to any one participant are subject to an annual limit of the lesser of 100,000 shares or $2.0 million in fair market value as of the date of grant; (ii) aggregate grants of restricted stock or restricted stock units to any one participant are subject to an annual limit of the lesser of 50,000 shares or $2.0 million in fair market value as of the date of grant; and (iii) aggregate grants of performance shares or performance units to any one participant are subject to an annual limit of the lesser of 50,000 shares or $2.0 million in fair market value as of the date of grant. In addition, subject to adjustment as provided in the 2024 Plan, the maximum aggregate number of shares that may be covered by awards granted under the 2024 Plan to any non-employee director in any one calendar year is 25,000 shares. As of June 30, 2025, a total of 264,855 shares were available for future issuance under the 2024 Plan.

2017 Omnibus Equity Incentive Plan

The Company’s shareholders approved the Company’s 2017 Omnibus Equity Incentive Plan (“2017 Plan”) in November 2017. The 2017 Plan provides for the awarding by the Company’s Board of Directors of equity incentive awards to employees and non-employee directors. An equity incentive award under the 2017 Plan may be an option, stock appreciation right, restricted stock units, stock award, other stock-based award or performance award. Factors considered by the Board in awarding equity incentives to officers and employees include the performance of the Company, the employee’s or officer’s job performance, the importance of his or her position, and his or her contribution to the organization’s goals for the award period. Generally, awards have a vesting period of one to five years. Subject to adjustment as provided in the 2017 Plan, the maximum number of shares of common stock that may be delivered pursuant to awards granted under the 2017 Plan is 450,000. The 2017 Plan provides for annual restricted stock grant limits to officers, employees and directors. The annual stock grant limit per person for officers and employees is the lesser of 50,000 shares or a value of $2.0 million, and per person for directors, the maximum is 25,000 shares. All unvested restricted shares outstanding vest in the event of a change in control of the Company. Restricted stock awards granted to non-employee directors generally vest one year from the date of grant. Awards to executive officers typically vest over three- or five-year periods, with initial vesting occurring on the one-year anniversary of the grant date. As of June 30, 2024, no shares remained available for issuance under the 2017 Plan, as the approval of the 2024 Plan by shareholders terminated the ability to grant further awards under the 2017 Plan.

The following table provides the restricted stock grant activity for the periods indicated:

	2025		2024
		Weighted-average		Weighted-average
		grant date		grant date
	Shares	fair value	Shares	fair value
Non-vested at January 1,	74,346	$20.11	81,365	$18.27
Granted	22,221	26.20	24,471	23.30
Vested	(20,568)	20.20	(19,927)	18.99
Forfeited	(3,221)	24.98	(505)	16.67
Non-vested, at March 31,	72,778	21.73	85,404	19.55
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Non-Vested, at June 30,	72,778	$21.73	85,404	$19.55

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

In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the lowest level of inputs that is significant to the measurement is used to determine the hierarchy for the entire asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with our quarterly valuation process. There were no transfers between levels during the three and six months ended June 30, 2025 and 2024.

At both June 30, 2025 and December 31, 2024, there were no liabilities measured at fair value on a recurring or non-recurring basis.

The following assets were measured at fair value on a recurring basis as of the dates indicated:

	Total Estimated	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
June 30, 2025
U.S. Government Agencies	$1,779	$—	$1,779	$—
Municipal securities	21,401	—	21,401	—
Mortgage-backed securities	48,270	—	48,270	—
Collateralized mortgage obligations	43,450	—	43,450	—
SBA securities	3,290	—	3,290	—
Corporate bonds	66,492	—	66,492	—
Equity securities	12,872	12,872	—	—
Total	$197,554	$12,872	$184,682	$—

	Total Estimated	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
December 31, 2024
U.S. Government Agencies	$1,937	$—	$1,937	$—
Municipal securities	22,525	—	22,525	—
Mortgage-backed securities	47,483	—	47,483	—
Collateralized mortgage obligations	47,159	—	47,159	—
SBA securities	3,985	—	3,985	—
Corporate bonds	70,239	—	70,239	—
Equity securities	13,120	13,120	—	—
Total	$206,448	$13,120	$193,328	$—

The following assets were measured at fair value on a nonrecurring basis as of the dates indicated:

	Total Estimated	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
June 30, 2025
Individually evaluated loans	$12,492	$—	$—	$12,492
Total	$12,492	$—	$—	$12,492

	Total Estimated	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
December 31, 2024
Individually evaluated loans	$9,490	$—	$—	$9,490
Total	$9,490	$—	$—	$9,490

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

The Company records foreclosed assets, or other real estate owned (“OREO”), at fair value on a nonrecurring basis based on the collateral value of the property. When the fair value of the collateral is based on an observable market price or a current appraised value which uses substantially observable data, the Company records the OREO as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is less than the appraised value or the appraised value contains a significant assumption, and there is no observable market price, the Company records the OREO as nonrecurring Level 3. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Management also incorporates assumptions regarding market trends or other relevant factors and selling and commission costs ranging from 5% to 10%. Such adjustments and assumptions are typically significant and result in a Level 3 classification of the inputs for determining fair value. The Company had no OREO at both June 30, 2025 and December 31, 2024.

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of the Company’s financial instruments at the dates indicated are presented below:

	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
June 30, 2025
Financial assets:
Cash and cash equivalents	$291,624	$291,624	$291,624	$—	$—
Investment securities AFS	184,682	184,682	—	184,682	—
Equity securities	12,872	12,872	12,872	—	—
Investment in FHLB and FRB Stock	21,177	21,177	—	21,177	—
Loans held for sale	—	—	—	—	—
Loans, net	1,981,549	1,935,000	—	—	1,935,000
Accrued interest receivable	8,127	8,127	—	8,127	—
Financial liabilities:
Deposits	2,186,634	2,194,657	—	2,194,657	—
Junior subordinated deferrable interest debentures, net	8,686	8,452	—	—	8,452
Subordinated debt, net	63,821	63,821	—	63,821	—
Accrued interest payable	3,129	3,129	—	3,129	—
Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	65,914	65,384	—	—	65,384

	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
December 31, 2024
Financial assets:
Cash and cash equivalents	$364,032	$364,032	$364,032	$—	$—
Time deposits in banks	249	249	249	—	—
Investment securities AFS	193,328	193,328	—	193,328	—
Equity securities	13,120	13,120	13,120	—	—
Investment in FHLB and FRB Stock	20,958	20,958	—	20,958	—
Loans held for sale	2,216	2,216	—	2,216	—
Loans, net	1,934,996	1,884,134	—	—	1,884,134
Accrued interest receivable	8,507	8,507	—	8,507	—
Financial liabilities:
Deposits	2,234,009	2,236,256	—	2,236,256	—
Junior subordinated deferrable interest debentures, net	8,645	8,527	—	—	8,527
Subordinated debt, net	63,736	63,736	—	63,736	—
Accrued interest payable	3,118	3,118	—	3,118	—
Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	73,414	72,814	—	—	72,814

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

The following table presents a summary of commitments described above as of the dates indicated:

	June 30,	December 31,
	2025	2024
Commitments to extend credit	$64,557	$72,737
Standby letters of credit	1,357	677
Total commitments	$65,914	$73,414

Commitments generally have fixed expiration dates or other termination clauses. The actual liquidity needs or the credit risk that the Company will experience will likely be lower than the contractual amount of commitments to extend credit because a significant portion of these commitments are expected to expire without being drawn upon. The commitments are generally variable rate and include unfunded home equity lines of credit, commercial real estate construction loans where disbursement is made over the course of construction, commercial revolving lines of credit, and unsecured personal lines of credit. The Company’s outstanding loan commitments are made using the same underwriting standards as comparable outstanding loans. The reserve associated with these commitments included in interest payable and other liabilities on the consolidated balance sheets was $530,000 at June 30, 2025 and $600,000 at December 31, 2024.

Commercial Real Estate Concentrations

At June 30, 2025 and December 31, 2024, in management’s judgment, a concentration of loans existed in commercial real estate related loans. The Company’s commercial real estate loans are secured by owner-occupied and non-owner occupied commercial real estate and multifamily properties. Although management believes that loans within these concentrations have no more than the normal risk of collectability, a decline in the performance of the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on collectability.

Other Assets

The Company has commitments to fund investments in LIHTC partnerships and an SBIC fund. At June 30, 2025, the remaining commitments to the LIHTC partnerships and the SBIC fund were approximately $4.9 million and $122,000, respectively. At December 31, 2024, the remaining commitments to the LIHTC partnerships and the SBIC fund were approximately $4.7 million and $122,000, respectively.

Deposit Concentrations

At June 30, 2025, approximately $245.2 million, or 11.2%, of the Company's deposits were derived from its top ten depositors. At December 31, 2024, approximately $304.5 million, or 13.6%, of the Company's deposits were derived from its top ten depositors.

Local Agency Deposits and Other Advances

In the normal course of business, the Company accepts deposits from local agencies. The Company is required to provide collateral for certain local agency deposits in the states of California, Colorado, New Mexico and Washington. At both June 30, 2025 and December 31, 2024, the FHLB had issued letters of credit on behalf of the Company totaling $41.1 million as collateral for local agency deposits.

NOTE 18 – SEGMENT INFORMATION

The Company operates as one reportable segment: banking operations. The Company’s banking operations generate revenue primarily from loans and securities, deposits, and non-interest income. Loan products generate a significant portion of interest and fee income, while deposit products provide fee and service charge income. The Company also earns interest and dividend income from securities and generates net gains from the sale of loans to third parties. Interest expense, provisions for credit losses, salaries and employee benefits, data processing, and occupancy expense typically represent the significant expenses in banking operations.  These expenses align with those reported in the Company’s Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows. Noncash items, such as depreciation and amortization, are also reflected in both the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements Cash Flows.

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

The following table presents the Company’s one operating segment for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Interest and dividend income	$33,453	$32,406	$66,099	$64,150

Reconciliation of revenue:
Other revenues	1,513	1,483	2,953	3,545
Total consolidated revenue	34,966	33,889	69,052	67,695

Less:
Interest expense	10,293	10,111	20,059	19,448
Segment net interest income and noninterest income	24,673	23,778	48,993	48,247
Less:
Provision for credit losses	203	171	845	423
Salaries and employee benefits	9,728	9,642	19,663	19,678
Occupancy and equipment	2,183	2,133	4,319	4,287
Data processing	1,913	1,650	3,766	3,403
Other segment items	1,930	2,587	3,995	4,715
Provision for income taxes	2,352	1,995	4,339	4,264
Segment net income/consolidated net income	$6,364	$5,600	$12,066	$11,477

	June 30,	December 31,
	2025	2024
Reconciliation of assets:
Total assets for reportable segment	$2,622,379	$2,664,508
Other assets	—	—
Total consolidated assets	$2,622,379	$2,664,508

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

●	adverse impacts to economic conditions in general and in California, Nevada, Colorado, New Mexico and Washington specifically, as well as other markets where the Company has lending relationships;
●	effects of employment levels, labor shortages, persistent inflation, ongoing or renewed recessionary pressures, political instability or uncertainty, and rising debt levels;
●	changes in interest rate levels and the duration of such changes, including actions by the Board of Governors of the Federal Reserve System (“Federal Reserve”), which could adversely affect our revenues and expenses, the values of our assets and obligations, and the availability and cost of capital and liquidity;
●	the impact of inflation and monetary and fiscal policy responses thereto, and their impact on consumer and business behavior;
●	fiscal policy disputes or disruptions, including the effects of any federal government shutdown, or delays in federal budget approvals;
●	the credit risks of lending and securities activities, including delinquencies, write-offs, and changes in our allowance for credit losses and provision for credit losses;
●	changes in the levels of general interest rates and the relative differences between short and long-term interest rates and loan and deposit interest rates;
●	unexpected outflows of uninsured deposits, which may require us to sell investment securities at a loss;
●	our net interest margin and funding sources;
●	fluctuations in the demand for loans, unsold homes, land and other properties;
●	fluctuations in real estate values in our market areas;
●	secondary market conditions for loans and our ability to sell loans in the secondary market;
●	results of examinations of us by regulatory authorities and the possibility that any such regulatory authority may, among other things, limit our business activities, require us to change our business mix, increase our allowance for credit losses, write-down asset values or increase our capital levels, affect our ability to borrow funds or maintain or increase deposits;
●	risks related to our acquisition strategy, including our ability to identify future suitable acquisition candidates, exposure to potential asset and credit quality risks and unknown or contingent liabilities, the need for capital to finance such transactions, our ability to obtain required regulatory approvals and possible failures in realizing the anticipated benefits from acquisitions;
●	challenges arising from attempts to expand into new geographic markets, products, or services;
●	goodwill impairment;
●	bank failures or adverse developments at other banks and related negative press about the banking industry in general on investor and depositor sentiment;
●	legislation or regulatory changes, including but not limited to shifts in capital requirements, banking regulations, tax laws, or consumer protection laws;
●	our ability to attract and retain deposits;
●	our ability to control operating costs and expenses;
●	use of estimates in determining the fair value of certain of our assets and liabilities, which may prove incorrect;
●	staffing fluctuations in response to product demand or corporate implementation strategies;
●	the effectiveness of our risk management framework;
●	vulnerabilities in information systems or third-party service providers, including disruptions, breaches, or attacks;
●	our ability to adapt to rapid technological changes, including advancements in artificial intelligence, digital banking, and cybersecurity;
●	risks associated with dependence on our Chief Executive Officer and other members of our senior management team and our ability to attract, motivate and retain qualified personnel;
●	costs and effects of litigation, including settlements and judgments;
●	our ability to implement our business strategies, including expectations regarding key growth initiatives and strategic priorities;

●	liquidity issues, including our ability to borrow funds or raise additional capital, if needed or desired;
●	the loss of our large loan and deposit relationships;
●	increased competitive pressures, including repricing and competitors’ pricing initiatives, and their impact on our market position and our loan and deposit products;
●	changes in consumer spending, borrowing and savings habits;
●	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;
●	our ability to pay dividends on our common stock;
●	the quality and composition of our securities portfolio and the impact of any adverse changes in the securities markets;
●	the inability of key third-party providers to perform their obligations;
●	changes in accounting principles, policies or guidelines and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board;
●	environmental, social and governance goals;
●	geopolitical developments and international conflicts, including but not limited to tensions or instability in Eastern Europe, the Middle East, and Asia, or the imposition of new or increased tariffs and trade restrictions, which may disrupt financial markets, global supply chains, energy prices, or economic activity in specific industry sectors;
●	effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, domestic political unrest and other external events;
●	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and
●	risks described in other reports filed with or furnished to the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Annual Report”) and this Form 10-Q.

In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur, and you should not put undue reliance on any forward-looking statements. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to us. We do not undertake and specifically disclaim any obligation to revise any forward-looking statements included in this report or the reasons why actual results could differ from those contained in such statements, whether as a result of new information or to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for the remainder of 2025 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of,  us and could negatively affect our consolidated financial condition and results of operations as well as our stock price performance.

Executive Overview

General. BayCom is a bank holding company headquartered in Walnut Creek, California. BayCom’s wholly owned banking subsidiary, United Business Bank, provides a broad range of financial services to businesses and business owners as well as individuals through its network of 34 full-service branches at June 30, 2025, with 16 locations in California, one in Nevada, one in Washington, five in New Mexico and 11 in Colorado. BayCom’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including the consolidated financial statements and related data, relates primarily to the Bank.

Our principal business objective is to enhance shareholder value and generate consistent earnings growth by expanding our commercial banking franchise through both strategic acquisitions and organic growth. Since 2010, we have expanded our geographic footprint through ten strategic acquisitions. We believe that our selective acquisition of community banks has yielded economies of scale and improved our efficiency. We have also grown organically by leveraging the potential within metropolitan and community markets where we operate. These markets offer significant opportunities to expand our commercial client base, increase interest-earning assets, and enhance market share. We believe our geographic footprint, which now includes the San Francisco Bay area, the metropolitan markets of Los Angeles, California; Seattle, Washington; Denver, Colorado; and Las Vegas, Nevada, and community markets including Albuquerque, New Mexico, and Custer, Delta, and Grand Counties, Colorado, provides us access to low cost, stable core deposits in community markets that we can use to fund commercial loan growth. We strive to provide an enhanced banking experience for our clients by providing them with a comprehensive suite of sophisticated banking products and services tailored to meet their needs, while delivering the high-quality, relationship-based client service of a community bank. At June 30, 2025, on a consolidated basis, the Company had approximately $2.6 billion in total assets, $2.0 billion in total loans, $2.2 billion in total deposits and $330.6 million in shareholders’ equity.

We continue to focus on growing our commercial loan portfolios through acquisitions as well as organic growth. At June 30, 2025, our $2.0 billion total loan portfolio included $261.5 million, or 13.1%, of loans acquired through business combinations (all of which were recorded to their estimated fair values at the time of acquisition), and the remaining $1.7 billion, or 86.9%, consisted of loans we originated or purchased not as part of a business combination.

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

Changes in market interest rates, the slope of the yield curve, and interest we earn on interest earning assets or pay on interest bearing liabilities, as well as the volume and composition of interest earning assets, interest bearing and noninterest bearing liabilities, and shareholders’ equity, usually have the most significant impact on our net interest spread, net interest margin and net interest income during a reporting period. During the second half of 2024, the Federal Open Market Committee (“FOMC”) of the Federal Reserve lowered the target range for the federal funds rate three times, resulting in a target range of 4.25% to 4.50%, which is where it remained at June 30, 2025.

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

Comparison of Financial Condition at June 30, 2025 and December 31, 2024

Total assets. Total assets decreased $42.1 million, or 1.6%, to $2.6 billion at June 30, 2025, from December 31, 2024. The decrease primarily was due to a $72.4 million, or 19.9%, decline in cash and cash equivalents and a $2.2 million, or 100%, decline in loans held for sale, partially offset by a $47.4 million, or 2.4%, increase in loans receivable, net.

Cash and cash equivalents.  Cash and cash equivalents decreased $72.4 million, or 19.9%, to $291.6 million at June 30, 2025, from $364.0 million at December 31, 2024. The decrease primarily was due to a $71.0 million decrease in federal funds sold and interest bearing balances in banks, as excess funds were used to fund loan growth and deposit withdrawals.

Investment securities available-for-sale.  Investment securities available-for-sale decreased $8.6 million, or 4.5%, to $184.7 million at June 30, 2025 from $193.3 million at December 31, 2024. The decrease was primarily attributable to routine maturities, principal repayments, and calls of investment securities, partially offset by purchases of investment securities and an upward fair value adjustment related to unrealized gains on investment securities available-for-sale.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our available for sale investment securities as of June 30, 2025. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average yields were calculated by multiplying each carrying value by its yield, and dividing the sum of these results by the total carrying values. Yields on tax-exempt investments are not calculated on a fully tax equivalent basis.

	Amount Due or Repricing Within:
	One Year		Over One		Over Five		Over
	or Less		to Five Years		to Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

	(Dollars in thousands)
U.S. Government Agencies	$—	—%	$—	—%	$—	—%	$1,808	5.37%	$1,808	5.37%
Municipal securities	856	2.85	8,763	1.38	7,959	3.32	4,947	4.56	22,525	2.82
Mortgage-backed securities	18	2.09	1,448	2.55	12,757	2.53	36,905	4.82	51,128	4.18
Collateralized mortgage obligations	—	—	2,926	3.14	1,310	2.67	40,716	4.29	44,952	4.17
SBA securities	15	6.00	37	5	2,049	4.38	1,230	6.06	3,331	5.02
Corporate bonds	—	—	7,750	6.71	66,590	4.37	750	3.37	75,090	4.60
Total	$889	2.89%	$20,924	3.69%	$90,665	4.00%	$86,356	4.57%	$198,834	4.21%

Equity securities.  Equity securities decreased $255,000, or 1.9%, to $12.9 million at June 30, 2025 from $13.1 million at December 31, 2024, primarily due to mark-to-market downward adjustments recorded during the six months ended June 30, 2025.

Loans receivable, net.  We originate a wide variety of loans with a focus on commercial real estate (“CRE”) loans and commercial and industrial loans. Total loans increased $47.4 million, or 2.4%, to $2.0 billion at June 30, 2025 from $1.9 billion at December 31, 2024. The increase was due to $227.2 million of new loan originations and $20.6 million of loan purchases, partially offset by $199.8 million of loan repayments and $3.4 million of loans sold.

The following table provides information about our loan portfolio by type of loan, with purchase credit deteriorated (“PCD”) loans presented as a separate balance, at the dates presented.

	June 30,	December 31,
	2025	2024	% Change

	(Dollars in thousands)
Commercial and industrial	$182,153	$173,948	4.7%
Real estate:
Residential	105,394	109,409	(3.7)
Multifamily residential	251,669	222,932	12.9
Owner occupied CRE	484,685	490,493	(1.2)
Non-owner occupied CRE	955,145	931,615	2.5
Construction and land	2,589	1,509	71.6
Total real estate	1,799,482	1,755,958	2.5
Consumer	611	391	56.3
PCD loans	17,377	22,450	(22.6)
Total Loans	1,999,623	1,952,747	2.4
Net deferred loan fees	626	149	319.4
Allowance for credit losses	(18,700)	(17,900)	4.5
Loans, net	$1,981,549	$1,934,996	2.4%

The following table shows as of June 30, 2025, the geographic distribution of our loan portfolio, by type of loan, in dollar amounts and percentages:

	San Francisco Bay				Total in State of
	Area (1)		Other California (2)		California		All Other States (3)		Total
		% of		% of		% of		% of		% of
		Total in		Total in		Total in		Total in		Total in
	Amount	Category	Amount	Category	Amount	Category	Amount	Category	Amount	Category

	(Dollars in thousands)
June 30, 2025
Commercial and industrial	$27,236	6.8%	$74,022	9.0%	$101,258	8.3%	$80,895	10.4%	$182,153	9.1%
Real estate:
Residential	11,517	2.9	41,072	5.0	52,589	4.3	52,966	6.8	105,555	5.3
Multifamily residential	52,157	13.0	128,630	15.7	180,787	14.8	72,058	9.3	252,845	12.6
Owner occupied CRE	154,874	38.6	279,710	34.1	434,584	35.6	55,951	7.2	490,535	24.5
Non-owner occupied CRE	155,255	38.7	294,005	35.9	449,260	36.8	516,075	66.3	965,335	48.3
Construction and land	—	—	2,175	0.3	2,175	0.2	414	0.1	2,589	0.1
Total real estate	373,803		745,592		1,119,395		697,464		1,816,859
Consumer	5	—%	1	—%	6	—%	605	0.1%	611	—%
Total loans	$401,044		$819,615		$1,220,659		$778,964		$1,999,623

December 31, 2024
Commercial and industrial	$29,922	7.8%	$66,163	8.3%	$96,085	8.1%	$77,863	10.1%	$173,948	8.9%
Real estate:
Residential	11,140	2.9	41,609	5.2	$52,749	4.5	56,913	7.4	109,662	5.6
Multifamily residential	37,236	9.7	114,806	14.4	152,042	12.8	73,152	9.5	225,194	11.5
Owner occupied CRE	158,486	41.1	280,631	35.1	439,117	37.1	60,798	7.9	499,915	25.6
Non-owner occupied CRE	148,710	38.6	294,779	36.9	443,489	37.4	498,633	64.9	942,122	48.2
Construction and land	—	—	1,090	0.1	1,090	0.1	425	0.1	1,515	0.1
Total real estate	355,572		732,915		1,088,487		689,921		1,778,408
Consumer	5	—%	1	—%	6	—%	385	0.1%	391	—%
Total loans	$385,499		$799,079		$1,184,578		$768,169		$1,952,747

(1)	Includes Alameda, Contra Costa, Solano, Sonoma, Marin, San Francisco, San Mateo and Santa Clara counties.
(2)	Includes loans in Sacramento and Northern California counties totaling $98.9 million and loans in Los Angeles and Orange counties totaling $541.2 million at June 30, 2025. At December 31, 2024, loans in Sacramento and Northern California counties and loans in Los Angeles and Orange counties totaled $86.4 million and $537.1 million, respectively.
(3)	Includes loans primarily in the states of Colorado, New Mexico and Washington. At June 30, 2025, loans in Colorado, New Mexico and Washington totaled $133.0 million, $74.4 million and $84.1 million, respectively. At December 31, 2024, loans in Colorado, New Mexico and Washington totaled $134.9 million, $84.6 million and $83.4 million, respectively.

Acquired loans. As of June 30, 2025, our total loan portfolio included $261.5 million, or 13.1%, of loans acquired through business combinations (all of which were recorded at their estimated fair values as of the time of acquisition), of which $128.3 million had no remaining net premium or discount.

As of June 30, 2025, acquired non-PCD loans totaled $123.5 million, with a remaining net premium of $1.6 million, compared to $140.6 million with a remaining net premium of $1.8 million as of December 31, 2024. The net premium for acquired non-PCD loans includes a credit discount based on estimated losses in the acquired loans, partially offset by any premium based on market interest rates on the date of acquisition.

As of June 30, 2025, acquired PCD loans totaled $18.0 million, with a remaining net non-credit discount of $1.3 million, compared to $24.0 million with a remaining net non-credit discount of $1.5 million as of December 31, 2024.

Nonperforming assets and loans.  Nonperforming assets generally consist of nonperforming loans and other real estate owned (“OREO”). Nonperforming loans include nonaccrual loans and accruing loans 90 days or more past due. Nonperforming assets increased $6.9 million to $16.4 million, or 0.82% of total loans, at June 30, 2025, compared to $9.5 million, or 0.48% of total loans, at December 31, 2024. The Company also held no OREO at either date.

Nonperforming loans totaled $16.4 million, or 0.82% of total loans, at June 30, 2025, compared to $9.5 million, or 0.48% of total loans, at December 31, 2024. The increase in nonperforming loans was primarily due to seven new commercial real estate loans (secured by various types of real estate) totaling $5.2 million being placed on nonaccrual status during the six months ended June 30, 2025, and a $2.8 million increase in loans 90 days or more past due and still accruing, which were in the process of collection. These increases were partially offset by payoffs of four nonaccrual loans totaling $1.9 million and one fully charged off nonaccrual loan of $105,000. The rise in nonperforming loans reflects elevated credit risk primarily within the commercial and industrial and commercial real estate portfolios. At June 30, 2025, nonaccrual loans included $599,000 of loans 30–89 days past due and $5.3 million of loans less than 30 days past due. The $5.3 million of nonaccrual loans less than 30 days past due consisted of 16 loans, all of which were placed on nonaccrual due to borrower-specific financial concerns rather than delinquency. At December 31, 2024, nonaccrual loans included $643,000 of loans 30–89 days past due and no loans less than 30 days past due.

Of the nonperforming loans at June 30, 2025, approximately $610,000 were guaranteed by governmental agencies, compared to $2.0 million at December 31, 2024. The decrease in government-guaranteed nonaccrual loans reflects the runoff of previously guaranteed balances without comparable additions during the current six-month period.

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

Modified loans to borrowers experiencing financial difficulty as of June 30, 2025 and December 31, 2024, totaled $2.4 million and $2.7 million, respectively. All such modified loans were on nonaccrual status as of each respective reporting date. Modified loans that are accruing and performing in accordance with their modified terms are not classified as nonperforming loans, as they continue to accrue interest and demonstrate satisfactory payment performance despite their modified terms. There were no such modified loans at June 30, 2025 and December 31, 2024. The related allowance for credit losses on individually evaluated modified loans was none and $24,000 at June 30, 2025 and December 31, 2024, respectively.

The following table provides information regarding nonperforming loans, nonperforming assets and modified loans as of the dates indicated:

	June 30,	December 31,
	2025	2024

	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Commercial and industrial	$919	$293
Real estate:
Residential	976	1,103
Multifamily residential	62	77
Owner occupied CRE	6,307	4,284
Non-owner occupied CRE	5,207	3,486
Construction and land	—	—
Total real estate	12,552	8,950
Consumer	—	4
Total nonaccrual loans	13,471	9,247
Accruing loans 90 days or more past due	2,911	220
Total nonperforming loans	16,382	9,467
Real estate owned	—	—
Total nonperforming assets (1)	$16,382	$9,467
Modified loans to borrowers experiencing financial difficulty – performing	$—	$—
PCD loans	$17,377	$22,450
Nonperforming assets to total assets (1)	0.62%	0.36%
Nonperforming loans to total loans (1)	0.82%	0.48%

(1)

Performing modified loans to borrowers experiencing financial difficulty are neither included in nonperforming loans above nor are they included in the numerators used to calculate these ratios. There were no performing modified loans at June 30, 2025 or December 31, 2024.

Interest foregone on nonaccrual loans was approximately $370,000 and $639,000 for the three and six months ended June 30, 2025, compared to $226,000 and $709,000 for the three and six months ended June 30, 2024. Interest income recognized on nonaccrual loans was approximately $31,000 and $66,000 for the three and six months ended June 30, 2025, and $79,000 and $86,000 for the three and six months ended June 30, 2024, respectively.

Allowance for credit losses for loans.  The allowance for credit losses is determined by us on a quarterly basis, although we monitor the appropriate level of the allowance on a more frequent basis. We assess the allowance for credit losses based on three categories: (i) originated loans, (ii) acquired non-PCD loans, and (iii) acquired PCD loans. The allowance for credit losses reflects management’s estimate of current expected credit losses inherent in the loan portfolios. The computation includes elements of judgment and high levels of subjectivity.

At June 30, 2025, the Company’s allowance for credit losses for loans was $18.7 million, or 0.94% of total loans, compared to $17.9 million, or 0.92% of total loans, at December 31, 2024. Management currently believes that the $18.7 million allowance for credit losses at June 30, 2025 is adequate to absorb expected credit losses inherent in the Company’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The increase in the allowance for credit losses at June 30, 2025 as compared to December 31, 2024, was primarily attributable to growth in the loan portfolio, an increase in the reserve for pooled loans, an increase in the reserve for individually evaluated loans, and the replenishment of the allowance during the period. The increase in the reserve for pooled loans reflected changes in portfolio mix, including growth in higher-risk loan categories, changes in the risk level of one qualitative factor, as well as updated historical loss rates and modest changes in forecasted economic conditions. Specifically, the Company incorporated an increase in forecasted national unemployment, partially offset by improvement in projected national gross domestic product (“GDP”) at June 30, 2025, as compared to December 31, 2024.  Both of these are key economic indicators used in estimating expected credit losses under the current expected credit loss, or CECL, model.

Net charge-offs were $13,000 and $115,000 for the three and six months ended June 30, 2025, compared to net charge-offs of $76,000 and $3.5 million for the three and six months ended June 30, 2024, respectively. The significantly lower levels of net charge-offs in the current periods reflects fewer non-accrual loan charge-offs, compared to the same periods in 2024.

The following table presents certain credit ratios at the dates and for the periods indicated and each component of the ratio’s calculations:

	At and for the six months ended June 30,
	2025	2024

	(Dollars in thousands)
Allowance for credit losses for loans as a percentage of total loans outstanding at period end	0.93%	1.02%
Allowance for credit losses for loans	$18,700	$19,000
Total loans outstanding	2,000,249	1,864,172

Nonaccrual loans as a percentage of total loans outstanding at period end	0.67%	0.87%
Total nonaccrual loans	$13,471	$16,128
Total loans outstanding	2,000,249	1,864,172

Allowance for credit losses for loans as a percentage of nonaccrual loans at period end	138.82%	117.81%
Allowance for credit losses for loans	$18,700	$19,000
Total nonaccrual loans	13,471	16,128

Net charge-offs during period to average loans outstanding:
Commercial and industrial:	0.10%	0.21%
Net charge-offs	$178	$341
Average loans outstanding	179,908	161,412
Construction and land:	—%	—%
Net charge-offs	$—	$—
Average loans outstanding	5,213	10,059
Commercial real estate:	—%	—%
Net charge-offs	$(68)	$3,206
Average loans outstanding	1,679,463	1,628,282
Residential:	—%	(0.12)%
Net charge-offs	$—	$(100)
Average loans outstanding	106,859	84,660

Consumer:	0.88%	0.14%
Net charge-offs	$5	$1
Average loans outstanding	569	733
Total loans:	0.01%	0.18%
Total net charge-offs	$115	$3,448
Total average loans outstanding	1,972,013	1,885,146

As of June 30, 2025, the Company individually evaluated $18.2 million in loans, inclusive of the $13.5 million of nonperforming loans as of that date. Of these individually evaluated loans, $2.3 million had a specific allowance totaling $839,000 million as of June 30, 2025. As of December 31, 2024, the Company individually evaluated $17.4 million in loans, inclusive of the $9.2 million of nonperforming loans as of that date. Of these individually evaluated loans, $2.7 million had a specific allowance totaling $392,000 as of December 31, 2024.

Management considers the allowance for credit losses for loans at June 30, 2025 to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for credit losses for loans or that any increased allowance for credit losses for loans that may be required will not adversely impact our financial condition and results of operations. A further decline in national and local economic conditions due to unemployment levels, labor shortages, the effects of inflation, a potential recession, slowed economic growth or otherwise, could result in a material increase in the allowance for credit losses for loans and may adversely affect the Company’s financial condition and results of operations. In addition, the determination of the amount of our allowance for credit losses for loans is subject to review by bank regulators, as part of their routine examination process, which may result in additions to our provision for credit losses based upon their judgment of information available to them at the time of their examination.

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

Total deposits decreased $47.4 million, or 2.1%, to $2.2 billion at June 30, 2025, compared to $2.2 billion at December 31, 2024. At June 30, 2025, noninterest-bearing demand deposits totaled $616.1 million, or 28.2% of total deposits, compared to $689.0 million, or 30.8% of total deposits, at December 31, 2024, representing a decrease of $72.9 million. Time deposits increased $432,000, while higher-costing money market accounts and lower-costing NOW and savings accounts increased $13.5 million and $11.6 million, respectively, from December 31, 2024 to June 30, 2025. Time deposits included no brokered deposits as of June 30, 2025, compared to $35.5 million of brokered deposits at December 31, 2024. The decline in total deposits compared to December 31, 2024, primarily reflects a reduction in noninterest-bearing demand deposits, partially offset by growth in interest-bearing NOW and money market accounts. The shift in deposit composition reflects continued customer migration toward interest-bearing products in response to the prevailing rate environment. The decrease in brokered time deposits also contributed to the overall decline in deposit balances. Management continues to monitor deposit mix and pricing strategies in the context of funding cost, liquidity needs, and interest rate risk.

We consider our deposit base to be seasoned, stable and well-diversified, and we do not have any significant industry concentrations among our non-insured deposits. We also offer an insured cash sweep product (ICS) that allows customers to insure deposits above FDIC insurance limits. At June 30, 2025, our average deposit account size (excluding public funds), calculated by dividing period-end deposits by the population of accounts with balances, was approximately $61,000. See “Note 17 – Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for information regarding our top ten depositors.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered at the dates indicated.

	June 30,	December 31,
	2025	2024	% Change

	(Dollars in thousands)
Demand deposits (1)	$616,096	$688,996	(10.6)%
NOW accounts	279,139	261,430	6.8
Saving	76,179	82,300	(7.4)
Money market	658,384	644,880	2.1
Time deposits	556,835	556,403	0.1
Total	$2,186,634	$2,234,009	(2.1)%
(1)	Noninterest bearing.

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

At June 30, 2025 and December 31, 2024, we had the ability to borrow up to $581.6 million and $540.2 million, respectively, from the FHLB of San Francisco. At both June 30, 2025 and December 31, 2024, there were no FHLB advances outstanding.

The Bank has been approved for discount window advances from the FRB of San Francisco secured by certain types of loans. At June 30, 2025 and December 31, 2024, we had the ability to borrow up to $440.3 million and $41.9 million, respectively, from the FRB of San Francisco. At both June 30, 2025 and December 31, 2024, we had no FRB of San Francisco advances outstanding.

We may also utilize Fed Funds purchased from correspondent banks as a source of short-term funding. At both June 30, 2025 and December 31, 2024, we had a total of $65.0 million in federal funds lines available from third-party financial institutions and no balances outstanding at these dates.

At both June 30, 2025 and December 31, 2024, the Company had outstanding junior subordinated deferrable interest debentures, net of fair value adjustments, assumed in connection with its previous acquisitions totaling $8.7 million and $8.6 million, respectively.

At June 30, 2025, the Company had outstanding subordinated debt, net of costs to issue, totaling $63.8 million compared to $63.7 million at December 31, 2024.

We are required to provide collateral for certain local agency deposits. At both June 30, 2025 and December 31, 2024, the FHLB of San Francisco had issued letters of credit on behalf of the Bank totaling $41.1 million, as collateral for local agency deposits.

Shareholders’ equity. Shareholders’ equity increased $6.2 million, to $330.6 million at June 30, 2025 from $324.4 million at December 31, 2024. The increase in shareholders’ equity primarily was due to $12.1 million of net income earned during the first six months of 2025 and $2.9 million in other comprehensive income, net of taxes, which primarily reflected changs in the unrealized gain on available-for-sale securities. These increases were partially offset by the repurchase of $5.2 million of Company common stock and $3.9 million of cash dividends paid or accrued during the period. During the six months ended June 30, 2025, the Company repurchased a total of 199,243 shares of its common stock at a total cost of $5.2 million and an average price of $25.06 per share, leaving 264,855 shares available for future purchases under the current stock repurchase plan. For additional information see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024

Earnings summary.  Net income was $6.4 million for the three months ended June 30, 2025, compared to $5.6 million for the three months ended June 30, 2024, an increase of $764,000 or 13.6%. The increase was the result of a $865,000 increase in net interest income, a $258,000 decrease in noninterest expense, and a $30,000 increase in noninterest income, partially offset by a $357,000 increase in provision for income taxes and a $32,000 increase in provision for credit losses. Basic and diluted earnings per share were $0.58 for the three months ended June 30, 2025, compared to $0.50 for the three months ended June 30, 2024.

Net income was $12.1 million for the six months ended June 30, 2025, compared to $11.5 million for the six months ended June 30, 2024, an increase of $589,000 or 5.1%. The increase was the result of a $1.4 million increase in net interest income and a $340,000 decrease in noninterest expense, partially offset by a $592,000 decrease in noninterest income, a $422,000 increase in provision for credit losses, and a $75,000 increase in provision for income taxes. Basic and diluted earnings per share were $1.09 for the six months ended June 30, 2025, compared to $1.01 for the six months ended June 30, 2024.

Our efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income before provision for credit losses and noninterest income, was 63.85% and 64.79% for the three and six months ended June 30, 2025, compared to 67.34% and 66.49% for the three and six months ended June 30, 2024, respectively. The improvement in the efficiency ratio for the three-month period was primarily driven by higher net interest income and a modest reduction in noninterest expense. For the six-month period, the improvement was due to a decrease in noninterest expense and a slight increase in total revenue, as higher net interest income more than offset a decline in noninterest income.

Interest income.  Interest income for the three months ended June 30, 2025 was $33.5 million, compared to $32.4 million for the three months ended June 30, 2024, an increase of $1.1 million or 3.2%. Increased yields earned on interest-earning assets, along with an increase in the average balances of investment securities and loans, were the primary drivers of the increase in interest income, partially offset by a decrease in the average balance of and yield on fed funds sold and interest bearing balances in banks.

Interest income on loans, including fees, increased $2.9 million, or 11.8%, to $28.0 million for the three months ended June 30, 2025 from $25.0 million for the three months ended June 30, 2024, due to a $133.4 million increase in the average balance of loans and a 22 basis point increase in the average loan yield. The average balance of loans was $2.0 billion for the second quarter of 2025, compared to $1.9 billion for second quarter of 2024. The average yield on loans was 5.63% for the three months ended June 30, 2025, compared to 5.41% for the second quarter of 2024. The increase in the average yield on loans during the current quarter, compared to the second quarter of 2024 was due to the impact of increased rates on variable rate loans, as well as new loans being originated at higher market interest rates.

Interest income on loans for the three months ended June 30, 2025 and 2024 included $110,000 and $124,000 in accretion of the net discount on acquired loans and revenue from PCD loans in excess of discounts. Remaining net discounts on these acquired loans totaled $319,000 and $540,000 at June 30, 2025 and 2024, respectively. Interest income on loans for the three months ended June 30, 2025 and 2024, included $109,000 and $70,000, respectively, in fees related to prepayment penalties.

Interest income on investment securities increased $225,000, or 10.3%, to $2.4 million for the three months ended June 30, 2025, compared to $2.2 million for the three months ended June 30, 2024, as a result of increases in the average yield and average balance. The average yield on investment securities increased 18 basis points to 4.68% for the three months ended June 30, 2025, compared to 4.50% for the three months ended June 30, 2024. The increase in average yield was due to higher market interest rates on newly purchased securities and rate resets on variable rate investment securities. The average balance of investment securities totaled $206.5 million for the three months ended June 30, 2025, compared to $195.1 million for the three months ended June 30, 2024. In addition, during the second quarter of 2025, we received $392,000 in cash dividends on our FRB and FHLB stock, unchanged from the second quarter of 2024.

Interest income on federal funds sold and interest-bearing balances in banks decreased $2.1 million, or 44.1%, to $2.7 million for the three months ended June 30, 2025, compared to $4.8 million for the three months ended June 30, 2024, as a result of changes in the average yield and average balance. The average yield decreased 102 basis points to 4.45% for the three months ended June 30, 2025, compared to 5.47% for the three months ended June 30, 2024, reflecting the Federal Reserve’s rate reductions during the second half of 2024. The average balance of federal funds sold and interest-bearing balance in banks totaled $242.8 million and $354.3 million for the three months ended June 30, 2025 and 2024, respectively.

Interest income for the six months ended June 30, 2025 was $66.1 million, compared to $64.2 million for the six months ended June 30, 2024, an increase of $1.9 million or 3.0%. The increase in interest income between periods reflects increases in interest income in all interest-earning asset categories, except FHLB and FRB dividends. Increased yields earned on interest-earning assets, along with an increase in the average balances of loans and investment securities, were the primary drivers for the increase in interest income, partially offset by a decrease in the average balance of and yield on fed funds sold and interest bearing balances in banks.

Interest income on loans, including fees, increased $4.8 million, or 9.6%, to $55.1 million for the six months ended June 30, 2025 from $50.3 million for six months ended June 30, 2024, primarily due to a $87.8 million increase in the average balance of loans and a 27 basis point increase in the average loan yield. The average balance of loans was $2.0 billion for the six months ended June 30 2025, compared to $1.9 billion for the six months ended June 30, 2024. The average yield on loans was 5.63% for the six months ended June 30, 2025, compared to 5.36% for the six months ended June 30, 2024. The increase in the average yield on loans from the same period 2024 was due to the impact of increased rates on variable rate loans as well as new loans being originated at higher market interest rates.

Interest income on loans for the six months ended June 30, 2025 and 2024 included $315,000 and $222,000 in accretion of the net discount on acquired loans and revenue from PCD loans in excess of discounts. Interest income on loans for the six months ended June 30, 2025 and 2024, included $271,000 and $246,000, respectively, in fees related to prepayment penalties.

Interest income on investment securities increased $723,000, or 17.5%, to $4.9 million for the six months ended June 30, 2025, compared to $4.1 million for the six months ended June 30, 2024. The average yield on investment securities increased 33 basis points to 4.70% for the six months ended June 30, 2025, compared to 4.37% for the six months ended June 30, 2024. The increase in average yield was due to higher market interest rates on newly purchased securities. The average balance of investment securities totaled $208.3 million for the six months ended June 30, 2025, compared to $190.4 million for the six months ended June 30, 2024. In addition, during the six months ended June 30, 2025, we received $786,000 in cash dividends on our FRB and FHLB stock, down 2.8% from $808,000 received during the six months ended June 30, 2024.

Interest income on federal funds sold and interest-bearing balances in banks decreased $3.6 million, or 40.2%, to $5.3 million for the six months ended June 30, 2025, compared to $8.9 million for the six months ended June 30, 2024, as a result of changes in the average yield and average balance. The average yield decreased 101 basis points to 4.46% for the six months ended June 30, 2025, compared to 5.47% for the six months ended June 30, 2024, reflecting the Federal Reserve’s rate reductions during the second half of 2024. The average balance totaled $241.6 million for the six months ended June 30, 2025, compared to $328.2 million for the six months ended June 30, 2024.

Interest expense.  Interest expense increased $611,000, or 3.1%, to $10.3 million for the three months ended June 30, 2025, compared to $10.1 million for the three months ended June 30, 2024. The increase was primarily due to higher rates paid on money market deposits, as well as an increase in the average balances of money market and time deposit accounts.

Interest expense on deposits increased $207,000, or 6.1%, to $9.2 million for the three months ended June 30, 2025, compared to $9.0 million for the same period in 2024. The increase was due to higher deposit rates, reflecting increased market rates and competitive pricing pressures. The average rate paid on money market accounts increased six basis points during the second quarter of 2025 compared to the same period in 2024, while the average rate on time deposits declined 24 basis points compared to the prior-year period. The average cost of all interest-bearing deposits was 2.37% for the three months ended June 30, 2025, unchanged from the same period in 2024. The overall average cost of deposits was 1.71% for the second quarter of 2025, compared to 1.69% for the second quarter of 2024. The average cost of total interest-bearing liabilities was 2.54% for both the three months ended June 30, 2025 and 2024.

Total average interest-bearing liabilities increased $29.7 million, or 1.86%, to $1.6 billion for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The average balance of interest-bearing deposits also increased to $1.6 billion for the three months ended June 30, 2025, from $1.5 billion for the same period in 2024. Within this category, the average balance of money market accounts rose $22.8 million, or 3.6%, to $663.3 million, while time deposits increased $29.7 million, or 5.7%, to $547.8 million. In contrast, average balances for savings and NOW accounts declined over the same period.

The average balance of noninterest-bearing deposits decreased $15.5 million, or 2.5%, to $604.9 million for the three months ended June 30, 2025, compared to $620.5 million for the same period in 2024. These shift in deposit composition reflected customer preferences to allocate excess funds into higher-yielding deposit accounts.

Interest expense on borrowings decreased $25,000, or 2.2%, to $1.1 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The average cost of total borrowings decreased to 6.00% for the three months ended June 30, 2025, compared to 6.18% for the three months ended June 30, 2024. The average balance of borrowings increased $251,000 to $72.4 million during the three months ended June 30, 2025, compared to $72.3 million during the three months ended June 30, 2024.

Interest expense increased $611,000, or 3.1%, to $20.1 million for the six months ended June 30, 2025, compared to $19.4 million for the six months ended June 30, 2024. The increase reflects higher funding costs, primarily due to increased market rates on money market accounts and a higher average balance of money market and time deposit accounts, partially offset by a decline in the average rate paid on time deposits. The average rate paid on interest-bearing liabilities was 2.51% for the six months ended June 30, 2025, compared to 2.47% for the six months ended June 30, 2024. Total average interest-bearing liabilities increased $29.6 million, or 1.9%, to $1.6 billion for the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

Interest expense on deposits increased $663,000, or 3.8%, to $17.9 million for the six months ended June 30, 2025, compared to $17.2 million for the six months ended June 30, 2024. The increase was driven by higher rates paid on money market accounts and, to a lesser extent, an increase in the average balance of time deposits and money market accounts, partially offset by a decrease in the rate paid on time deposits. Specifically, rates on money market accounts increased nine basis points during the six months ended June 30, 2025, compared to the same period in 2024, while rates on time deposits decreased 18 basis points. The average balance of money market accounts increased $28.1 million, or 4.45%, to $659.1 million for the six months ended June 30, 2025, compared to $631.0 million for the six months ended June 30, 2024.  The average balance of time deposits increased $31.8 million, or 6.3%, to $535.2 million for the six months ended June 30, 2025, compared to $503.4 million for the same period the prior year.

The overall average cost of deposits for the six months ended June 30, 2025 and 2024 was 1.68% and 1.62%, respectively. The average rate paid on all interest-bearing deposits increased five basis points to 2.35% for the six months ended June 30, 2025, compared to 2.30% for the six months ended June 30, 2024. The average balance of interest-bearing deposits totaled $1.5 billion for both periods. Meanwhile, the average balance of noninterest-bearing deposits decreased $25.7 million, or 4.1%, to $604.3 million for the six months ended June 30, 2025 compared to $630.1 million for the six months ended June 30, 3024.

Interest expense on borrowings decreased $52,000, or 1.00%, to $2.2 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, due to a 131 basis point decrease in the average rate paid on junior subordinated debentures. The average cost of total borrowings decreased to 6.03% for the six months ended June 30, 2025, compared to 6.18% for the six months ended June 30, 2024. The average balance of borrowings increased $180,000 to $72.4 million during the six months ended June 30, 2025, compared to $72.3 million during the six months ended June 30, 2024.

Net interest income and net interest margin. Net interest income increased $865,000, or 3.9%, to $23.2 million for the three months ended June 30, 2025, compared to $22.3 million for the three months ended June 30, 2024. The increase in net interest income primarily reflects increases in interest income on loans and investment securities. These increases were partially offset by a decrease in interest income on fed funds sold and interest-bearing balances in banks, as well as higher interest expense on deposits. Average interest-earning assets increased $33.7 million, or 1.4%, compared to the second quarter of 2024.

The average annualized yield on interest-earning assets was 5.45% for the three months ended June 30, 2025, representing an eight basis point increase from 5.37% for the three months ended June 30, 2024. This increase reflects the repricing of adjustable-rate loans and securities to higher rates, as well as the origination of new loans and the purchase of new securities at higher rates. The average cost of interest-bearing liabilities remained unchanged at 2.54% for both periods. As a result, the annualized net interest margin improved to 3.77% for the three months ended June 30, 2025, compared to 3.69% for the same period in 2024. The expansion in net interest margin was primarily due to the increase in yields on interest-earning assets.

Net interest income increased $1.3 million, or 3.0%, to $46.0 million for the six months ended June 30, 2025, compared to $44.7 million for the six months ended June 30, 2024. The increase was primarily driven by higher interest income on loans and investment securities, partially offset by a decrease in interest income on fed funds sold and interest-bearing balances in banks, as well as higher interest expense on deposits.

The average annualized yield on interest-earning assets was 5.45% for the six months ended June 30, 2025, representing a 13 basis point increase from 5.32% for the six months ended June 30, 2024. The average cost of interest-bearing liabilities increased to 2.51%, up four basis points from 2.47% in the prior-year period. As a result, the annualized net interest margin improved to 3.80% for the six months ended June 30, 2025, compared to 3.71% for the same period in 2024. The expansion in net interest margin was primarily due to the increase in yields on interest-earning assets, which outpaced the rise in the cost of interest-bearing liabilities.

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

	Three months ended June 30,
	2025				2024
				Annualized			Annualized
	Average			Average	Average		Average
	Balance(4)	Interest		Yield/Cost	Balance(4)	Interest	Yield/Cost

	(Dollars in thousands)
Interest earning assets
Fed Funds sold and interest bearing balances in banks	$242,788	$	$ 2,693	4.45%	$354,259	$4,819	5.47%
Investments securities	206,452		2,406	4.68%	195,135	2,181	4.50%
FHLB Stock	11,656		248	8.54%	11,313	247	8.77%
FRB Stock	9,655		144	5.98%	9,638	145	6.05%
Total loans (1)	1,992,439		27,962	5.63%	1,858,996	25,014	5.41%
Total interest earning assets	2,462,990		33,453	5.45%	2,429,341	32,406	5.37%
Noninterest earning assets	130,894				133,624
Total average assets	$2,593,884				$2,562,965
Interest bearing liabilities
Savings	$76,056		23	0.12%	$96,028	31	0.13%
NOW accounts	268,756		60	0.09%	271,886	62	0.09%
Money market	663,341		3,964	2.40%	640,520	3,725	2.34%
Time deposits	547,806		5,162	3.78%	518,052	5,184	4.02%
Total interest bearing deposit accounts	1,555,958		9,209	2.37%	1,526,486	9,002	2.37%
Subordinated debt, net	63,795		892	5.61%	63,625	891	5.64%
Junior subordinated debentures, net	8,673		192	8.90%	8,593	218	10.21%
Other borrowings	34		—	—%	44	—	—
Total interest bearing liabilities	1,628,460		10,293	2.54%	1,598,748	10,111	2.54%
Noninterest bearing deposits	604,937				620,453
Other noninterest bearing liabilities	29,583				28,902
Noninterest bearing liabilities	634,520				649,355
Total average liabilities	2,262,980				2,248,103
Average equity	330,902				314,862
Total average liabilities and equity	$2,593,882				$2,562,965
Net interest income			$23,160			$22,295

Interest rate spread (2)				2.91%			2.83%
Net interest margin (3)				3.77%			3.69%
Ratio of average interest earning assets to average interest bearing liabilities				151.25%			151.95%

(1)	Loan average balances are net of deferred origination fees and costs. Non-accrual loans are included in the average balances. Interest income on non-accruing loans is reflected in the period that it is collected, to the extent it is not applied to principal.
(2)	Interest rate spread is calculated as the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(3)	Net interest margin is calculated as net interest income divided by total average interest earning assets.
(4)	Average balances are computed using average daily balances.

	Six months ended June 30,
	2025			2024

	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (4)	Interest	Yield/Cost	Balance (4)	Interest	Yield/Cost

	(Dollars in thousands)
Interest earning assets
Fed Funds sold and interest-bearing balances in banks	$241,563	$5,342	4.46%	$328,189	$8,934	5.47%
Investments securities	208,337	4,860	4.70%	190,420	4,137	4.37%
FHLB Stock	11,399	497	8.79%	11,313	519	9.23%
FRB Stock	9,649	289	6.05%	9,631	289	6.03%
Total loans (1)	1,972,777	55,111	5.63%	1,884,983	50,271	5.36%
Total interest earning assets	2,443,725	66,099	5.45%	2,424,536	64,150	5.32%
Noninterest earning assets	132,784			132,464
Total average assets	$2,576,509			$2,557,000
Interest bearing liabilities
Savings	$ $ 78,382	48	0.12%	$96,773	62	0.13%
NOW accounts	265,857	120	0.09%	277,945	126	0.09%
Money market	659,109	7,699	2.36%	631,014	7,122	2.27%
Time deposits	535,160	10,025	3.78%	503,398	9,919	3.96%
Total interest bearing deposit accounts	1,538,508	17,892	2.35%	1,509,130	17,229	2.30%
Subordinated debt, net	63,774	1,783	5.64%	63,670	1,784	5.64%
Junior subordinated debentures, net	8,663	384	8.93%	8,582	435	10.20%
Other borrowings	17	—	—%	22	—	—%
Total interest bearing liabilities	1,610,962	20,059	2.51%	1,581,404	19,448	2.47%
Noninterest bearing deposits	604,323			630,095
Other noninterest bearing liabilities	30,979			30,065
Noninterest bearing liabilities	635,302			660,160
Total average liabilities	2,246,264			2,241,564
Average equity	330,248			315,436
Total average liabilities and equity	$2,576,512			$2,557,000
Net interest income		$46,040			$44,702

Interest rate spread (2)			2.94%			2.85%
Net interest margin (3)			3.80%			3.71%
Ratio of average interest earning assets to average interest bearing liabilities			151.69%			153.32%

(1)	Loan average balances are net of deferred origination fees and costs. Non-accrual loans are included in the average balances. Interest income on non-accruing loans is reflected in the period that it is collected, to the extent it is not applied to principal.
(2)	Interest rate spread is calculated as the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(3)	Net interest margin is calculated as net interest income divided by total average interest earning assets.
(4)	Average balances are computed using average daily balances.

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

	Three months ended June 30,			Six months ended June 30,
	2025 compared to 2024			2025 compared to 2024
	Increase/(Decrease)			Increase/(Decrease)
	Attributable to			Attributable to
	Rate	Volume	Total	Rate	Volume	Total

	(Dollars in thousands)			(Dollars in thousands)
Interest earning assets
Fed funds sold and interest bearing balances in banks	$(606)	$(1,520)	$(2,126)	$(1,240)	$(2,352)	$(3,592)
Investments securities	98	127	225	335	388	723
FHLB stock and FRB stock	(7)	7	—	(26)	4	(22)
Total loans	1,147	1,801	2,948	2,505	2,335	4,840
Total interest income	632	415	1,047	1,574	375	1,949

Interest bearing liabilities
Savings	(2)	(6)	(8)	(2)	(12)	(14)
NOW accounts	(1)	(1)	(2)	(2)	(4)	(6)
Money market accounts	106	133	239	261	316	577
Time deposits	(321)	299	(22)	(518)	624	106
Total deposit accounts	(218)	425	207	(261)	924	663
Subordinated debt, net	—	1	1	(1)	—	(1)
Junior subordinated debentures, net	(28)	2	(26)	(55)	4	(51)
Other borrowings	—	—	—	—	—	—
Total interest expense	(246)	428	182	(317)	928	611
Net interest income	$878	$(13)	$865	$1,891	$(553)	$1,338

Provision for credit losses. We recorded a provision for credit losses of $203,000 and $845,000 for the three and six months ended June 30, 2025, compared to a $171,000 and $423,000 provision for credit losses for the three and six months ended June 30, 2024. The provision for credit losses during the three and six months ended June 30, 2025 was primarily driven by loan growth, charge-offs during the quarter, and increased reserve on pooled loans. Net charge-offs totaled $115,000 for the six months ended June 30, 2025, compared to net charge-offs of $3.2 million for six months ended June 30, 2024. The significantly lower level of net charge-offs in the current year reflects fewer non-accrual loan charge-offs as compared to the comparable period in 2024.

Noninterest income. Noninterest income increased $30,000, or 2.0%, to $1.5 million for the second quarter of 2025, compared to the same period in 2024. The increase in noninterest income was primarily due to a $328,000 decrease in loss on equity securities as a result of positive fair value adjustments on these securities due to changes in market conditions and a $179,000 increase in loan servicing and other fees due to higher loan origination volumes, partially offset by a $233,000 decrease in gain on sale of loans resulting from lower loan sale volumes and a $298,000 increase in loss on investment in SBIC fund due to losses in the underlying SBIC fund’s investments.

Noninterest income decreased $592,000, or 16.7%, to $3.0 million for the six months ended June 30, 2025, compared to $3.5 million for the six months ended June 30, 2024. The decrease in noninterest income was due to $500,000 increase in loss on equity securities as a result of negative fair value adjustments on these securities due to changes in market conditions and a $377,000 increase in loss on investment in SBIC fund due to losses in the underlying SBIC fund’s investments, partially offset by a $285,000 increase in service charges and other fees due to more customer deposits placed in CDARS and ICS money market product services via the IntraFi Network.

The following table presents the key components of noninterest income for the periods indicated:

	Three months ended June 30,
	2025	2024	$ Change	% Change

	(Dollars in thousands)
Gain on sale of loans	$54	$287	$(233)	(81.2)%
Gain (loss) on equity securities	7	(321)	328	NM
Service charges and other fees	913	734	179	24.4%
Loan servicing and other loan fees	516	441	75	17.0%
(Loss) income on investment in SBIC fund	(227)	71	(298)	NM
Other income and fees	250	271	(21)	(7.7)%
Total noninterest income	$1,513	$1,483	$30	2.0%

	Six months ended June 30,
	2025	2024	$ Change	% Change

	(Dollars in thousands)
Gain on sale of loans	$252	$287	$(35)	(12.2)%
(Loss) gain on equity securities	(248)	252	(500)	NM
Service charges and other fees	1,858	1,573	285	18.1%
Loan servicing and other loan fees	905	833	72	8.6%
(Loss) income on investment in SBIC fund	(336)	41	(377)	NM
Other income and fees	522	559	(37)	(6.6)%
Total noninterest income	$2,953	$3,545	$(592)	(16.7)%

N/M - Not meaningful

Noninterest expense. Noninterest expense decreased $258,000, or 1.6%, to $15.8 million for the three months ended June 30, 2025, compared to $16.0 million for the three months ended June 30, 2024.  The decrease in noninterest expense was primarily due to a $657,000 decrease in other expense due to a reduction in legal and professional service costs as well as the return of unused California Capital Access Program (CalCap) reserve funds.  Excess CalCap funds returned to the Bank from a loss reserve account previously established in connection with the CalCap program, which is designed to support small business lending by requiring contributions to a reserve fund that covers potential loan losses. These funds were no longer needed due to strong loan performance and were returned to the Bank. The decrease in other expense was partially offset by a $263,000 increase in data processing expense due to newly implemented services in 2025, and an $86,000 increase in salaries and wages.

Noninterest expense decreased $340,000 million, or 1.1%, to $31.7 million for the six months June 30, 2025 compared to $32.1 million for the six months ended June 30, 2024. The decrease in noninterest expense was primarily due to $720,000 decrease in other expense due to a reduction in legal and professional service costs, a reduction in FDIC insurance costs and a lower level of  fraudulent check losses, as well as the return of unused CalCap reserve funds, partially offset by a $363,000 increase in data processing expense due to newly implemented services in 2025.

The following table details the components of noninterest expense for the periods indicated:

	Three months ended June 30,
	2025	2024	$ Change	% Change

	(Dollars in thousands)
Salaries and related benefits	$9,728	$9,642	$86	0.9%
Occupancy and equipment	2,183	2,133	50	2.3%
Data processing	1,913	1,650	263	15.9%
Other	1,930	2,587	(657)	(25.4)%
Total noninterest expense	$15,754	$16,012	$(258)	(1.6)%

	Six months ended June 30,
	2025	2024	$ Change	% Change

	(Dollars in thousands)
Salaries and employee benefits	$19,663	$19,678	$(15)	(0.1)%
Occupancy and equipment	4,319	4,287	32	0.7%
Data processing	3,766	3,403	363	10.7%
Other	3,995	4,715	(720)	(15.3)%
Total noninterest expense	$31,743	$32,083	$(340)	(1.1)%

Income taxes.  The provision for income taxes increased $357,000, or 17.9%, to $2.4 million for the three months ended June 30, 2025, compared to $2.0 million for the three months ended June 30, 2024, due to higher taxable income. The provision for income taxes increased $75,000, or 1.8%, to $4.3 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

The Company’s effective tax rate was 27.0% and 26.5% for the three and six months ended June 30, 2025 and 26.3% and 27.09% for the three and six months ended June 30, 2024, respectively. The effective tax rate was lower for the six months ended June 30, 2025, compared to the same period in 2024, due to higher low income housing tax credits.

Liquidity and Capital Resources

Planning for our normal business liquidity needs, both expected and unexpected, is done on a daily and short-term basis through the cash management function. On a longer-term basis, it is accomplished through the budget and strategic planning functions, with support from internal asset/liability management software model projections.

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run off that may occur in the normal course of business. We rely on multiple sources to meet our potential liquidity needs. Our primary sources of funds are deposits, escrow and custodial deposits, principal and interest payments on loans and proceeds from sales of loans. During the six months ended June 30, 2025, the Bank sold $3.4 million in loan participation interests and received $199.8 million in principal loan repayments. While maturities and scheduled amortizations of loans are generally predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition.

Deposits decreased $47.4 million to $2.2 billion and liquid assets, in the form of cash and cash equivalents and time deposit in banks, decreased $72.4 million to $291.6 million at June 30, 2025 from $364.3 million at December 31, 2024. In addition, investment securities available-for-sale decreased $8.6 million to $184.7 million at June 30, 2025 from $193.3 million at December 31, 2024. Management believes that our securities portfolio is of high quality and that the securities would therefore be marketable. Securities purchased during the six months ended June 30, 2025 were $3.6 million, while securities repayments, maturities and sales during that period were $16.2 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2025, totaled $464.4 million. It is management’s policy to maintain deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that most of our maturing certificates of deposit will remain with us.

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of June 30, 2025, the Bank had an available borrowing capacity of $581.6 million with the FHLB of San Francisco, with no borrowings outstanding at that date or at December 31, 2024. At June 30, 2025, we had the ability to borrow up to $40.3 million from the FRB of San Francisco, with no borrowings outstanding at that date. The Bank also had, as of that date, federal funds lines with four correspondent banks, with available commitments totaling $65.0 million. There were no amounts outstanding under these facilities at June 30, 2025 and December 31, 2024. Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible.

Liquidity management is both a daily and long-term function of the Company’s management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer-term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and U.S. agency securities. We use our sources of funds primarily to meet our ongoing commitments, to pay maturing deposits and fund withdrawals, and to fund loan commitments. At June 30, 2025, loan commitments and letters of credit totaled $65.9 million, including $7.5 million of undisbursed construction and development loan commitments. For information regarding our commitments, see “Note 17 – Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Information” of Part I of this report.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities for the six months ended June 30, 2025 and 2024 was $15.6 million and $12.8 million, respectively. During the six months ended June 30, 2025, net cash used in investing activities was $33.8 million, which consisted primarily of loan fundings and purchases of loans and investment securities, partially offset by proceeds from maturities, repayments and calls of investment securities AFS and normal recuring loan payments and maturities, compared to $39.4 million of net cash provided by investing activities for the six months ended June 30, 2024. Net cash used in financing activities for the six months ended June 30, 2025 was $54.2 million, which was comprised primarily of decrease in noninterest and interest bearing deposits in banks, net, stock repurchases and dividend payments to shareholders, compared to $31.5 million of net cash provided by financing activities during the six months ended June 30, 2024. Management believes our capital sources are adequate to meet all reasonably foreseeable short-term and long-term cash requirements. There has not been a material change in our liquidity and capital resources since the information disclosed in our 2024 Annual Report other than set forth above. We are not aware of any reasonably likely material changes in the mix and relative cost of such resources.

BayCom Corp is a separate legal entity from the Bank and must provide for its own liquidity. At June 30, 2025, BayCom Corp had liquid assets of $12.9 million. In addition to its operating expenses, BayCom Corp is responsible for paying to its shareholders any dividends that have been declared, funding stock repurchases, and making payments on its junior subordinated debentures and subordinated notes. BayCom Corp can receive dividends and other capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends and make other capital distributions.

On May 31, 2025, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.20 per share on the Company’s outstanding common stock, which was paid on July 10, 2025 to shareholders of record as of the close of business on June 12, 2025. The Company expects to continue to pay quarterly cash dividends on its common stock, subject to the Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. Assuming continued payment of the cash dividend at this rate of $0.20 per share, our average total dividend paid each quarter would be approximately $2.2 million based on the number of our outstanding shares at June 30, 2025. The dividends we pay may be limited as more fully discussed under “Business – Supervision and Regulation – BayCom Corp – Dividends” and “– Regulatory Capital Requirements” contained in “Part I. Item 1. Business” of the 2024 Annual Report.

From time to time, our Board of Directors has authorized stock repurchase programs. In general, stock repurchases allow us to proactively manage our capital position and return excess capital to shareholders. Stock repurchases also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. In May 2024, our Board of Directors announced a new stock repurchase program, to commence following completion of the then-existing stock repurchase program (which was completed during the quarter ended June 30, 2024), for the repurchase of up to 560,000 shares, or approximately 5.0% of the Company’s outstanding common stock, over a one- year period. Purchases under the Company’s stock repurchase programs may be made through open market purchases, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The repurchase programs may be suspended, terminated, or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The Company’s stock repurchase programs do not obligate the Company to purchase any particular number of shares. As of June 30, 2025, there remained 264,855 shares available for repurchase under the Company’s current stock repurchase program. For additional information on the Company’s stock repurchases, see “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” contained in Part II of this report.

Regulatory Capital

The Bank, as a state-chartered, federally insured commercial bank and member of the Board of Governors of the Federal Reserve System, is subject to capital requirements established by the Federal Reserve. The Federal Reserve requires the Bank to maintain levels of capital adequacy that generally parallel the FDIC’s requirements. The capital adequacy requirements are quantitative measures established by regulation that require the Bank to maintain minimum amounts and ratios of capital. The FDIC requires the Bank to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 Leverage Capital to average assets. Consistent with our goal to operate a sound and profitable organization, our policy is for the Bank to maintain “Well Capitalized” status under the Federal Reserve regulations. Based on capital levels at June 30, 2025 and December 31, 2024, the Bank was considered Well Capitalized at both of those dates.

The table below shows the capital ratios under the Basel III capital framework as of the dates indicated:

	At June 30, 2025		At December 31, 2024
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Leverage Ratio
BayCom Corp	$298,579	12.02%	$289,525	11.76%
Minimum requirement for “Well Capitalized”	124,195	5.00%	123,063	5.00%
Minimum regulatory requirement	99,356	4.00%	98,451	4.00%

United Business Bank	357,137	14.03%	333,965	13.23%
Minimum requirement for “Well Capitalized”	127,318	5.00%	126,213	5.00%
Minimum regulatory requirement	101,854	4.00%	100,970	4.00%

Common Equity Tier 1 Ratio
BayCom Corp	298,579	14.41%	289,525	14.41%
Minimum requirement for “Well Capitalized”	134,673	6.50%	130,584	6.50%
Minimum regulatory requirement	93,235	4.50%	90,404	4.50%

United Business Bank	357,137	17.35%	333,965	16.81%
Minimum requirement for “Well Capitalized”	133,804	6.50%	129,125	6.50%
Minimum regulatory requirement	92,633	4.50%	89,394	4.50%

Tier 1 Risk-Based Capital Ratio
BayCom Corp	298,579	14.41%	299,010	14.88%
Minimum requirement for “Well Capitalized”	134,673	8.00%	160,719	8.00%
Minimum regulatory requirement	93,235	6.00%	120,539	6.00%

United Business Bank	357,137	17.35%	333,965	16.81%
Minimum requirement for “Well Capitalized”	164,681	8.00%	158,923	8.00%
Minimum regulatory requirement	123,511	6.00%	119,192	6.00%

Total Risk-Based Capital Ratio
BayCom Corp	391,979	18.92%	382,595	19.04%
Minimum requirement for “Well Capitalized”	207,189	10.00%	200,899	10.00%
Minimum regulatory requirement	165,751	8.00%	160,719	8.00%

United Business Bank	376,367	18.28%	352,865	17.76%
Minimum requirement for “Well Capitalized”	205,852	10.00%	198,654	10.00%
Minimum regulatory requirement	164,681	8.00%	158,923	8.00%

In addition to the minimum capital ratios, the Bank must maintain a capital conservation buffer consisting of additional Common Equity Tier 1 capital greater than 2.5% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. At June 30, 2025, the Bank’s Common Equity Tier 1 capital exceeded the required capital conservation buffer.

For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank-only basis and the Federal Reserve expects the holding company’s subsidiary bank(s) to be Well Capitalized under the prompt corrective action regulations. If the Company were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at June 30, 2025, the Company would have exceeded all regulatory capital requirements.

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

Item 4. Controls and Procedures

(a)       Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), was carried out as of June 30, 2025 under the supervision and with the participation of the Company’s principal executive officer, principal financial officer and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s principal executive officer and principal financial officer concluded that as of June 30, 2025, based on their evaluation, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to BayCom Corp’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(b)       Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred during the three months ended June 30, 2025, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the acts of individuals, by collusion of two or more people, or by override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

(c)Stock Repurchases. The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended June 30, 2025:

			Total number of
	Total	Average	shares purchased	Maximum number of
	number of	price	as part of	shares that may yet be
	shares	paid	publicly announced	purchased under the
	purchased	per share	plans or programs	plans or programs (1)
April 1, 2025 - April 30, 2025	82,529	$25.54	82,529	330,776
May 1, 2025 - May 31, 2025	18,713	26.94	18,713	312,063
June 1, 2025 - June 30, 2025	47,208	26.88	47,208	264,855
	148,450	$26.14	148,450

(1)	In May 2024, the Company’s Board of Directors approved the Company’s ninth stock repurchase program, which commenced following completion of the eighth stock repurchase program in June 2024, authorizing the purchase of up to 560,000 shares, or approximately 5.0%, of the Company’s outstanding common stock over a one-year period. Purchases under the Company’s stock repurchase programs may be made through open market purchases, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The repurchase programs may be suspended, terminated, or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The Company’s stock repurchase programs do not obligate the Company to purchase any specific number of shares.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	Not applicable.
(b)	Not applicable.

(c)  Trading Plans. During the three months ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets; (2) Condensed Consolidated Statements of Income; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Notes to Condensed Consolidated Financial Statements.

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

BAYCOM CORP
Registrant

Date: August 11, 2025	By:	/s/ George J. Guarini
George J. Guarini
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2025	By:	/s/ Keary L. Colwell
Keary L. Colwell
Senior Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)