Form 10-Q
period 2025-09-30
BayCom Corp
filed 2025-11-07
CIK 1730984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 3, 2025, there were 10,897,763 shares of the registrant’s common stock outstanding.

BAYCOM CORP

QUARTERLY REPORT ON FORM 10-Q

In this document, “BayCom” refers to BayCom Corp, the “Bank” refers to United Business Bank, BayCom’s wholly-owned subsidiary, and the “Company,” “we,” “us,” and “our” refer to BayCom and the Bank collectively, unless the context otherwise requires.

BAYCOM CORP

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

(unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
Cash due from banks	$21,731	$23,138
Federal funds sold and interest-bearing balances in banks	206,715	340,894
Cash and cash equivalents	228,446	364,032
Time deposits in banks	—	249
Investment securities available-for-sale ("AFS"), at fair value, net of allowance for credit losses of $0 at both September 30, 2025 and December 31, 2024	187,774	193,328
Equity securities, at fair value	13,307	13,120
Federal Home Loan Bank ("FHLB") stock, at par	11,524	11,313
Federal Reserve Bank ("FRB") stock, at par	9,657	9,645
Loans held for sale	421	2,216
Loans, net of allowance for credit losses of $20,800 at September 30, 2025 and $17,900 at December 31, 2024	2,021,537	1,934,996
Premises and equipment, net	13,577	13,386
Core deposit intangible, net	1,945	2,693
Cash surrender value of bank owned life insurance ("BOLI") policies, net	24,162	23,591
Right-of-use assets ("ROU"), net	13,476	13,383
Goodwill	38,838	38,838
Interest receivable and other assets	39,123	43,718
Total assets	$2,603,787	$2,664,508

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest and interest bearing deposits	$2,228,052	$2,234,009
Junior subordinated deferrable interest debentures, net	8,706	8,645
Subordinated debt, net	—	63,736
Salary continuation plan	4,991	4,737
Lease liabilities	14,494	14,383
Interest payable and other liabilities	13,275	14,632
Total liabilities	2,269,518	2,340,142
Commitments and contingencies (Note 17)

Shareholders' equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding at both September 30, 2025 and December 31, 2024	—	—
Common stock, no par value; 100,000,000 shares authorized; 10,916,792 and 11,121,475 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	166,633	172,254
Additional paid in capital	287	287
Accumulated other comprehensive loss, net of tax	(7,962)	(13,006)
Retained earnings	175,311	164,831
Total shareholders’ equity	334,269	324,366
Total liabilities and shareholders’ equity	$2,603,787	$2,664,508

See Notes to Condensed Consolidated Financial Statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for share and per share data)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

Interest income:
Loans, including fees	$29,220	$26,232	$84,331	$76,503
Investment securities	2,315	2,393	7,175	6,530
Fed funds sold and interest-bearing balances in banks	3,017	4,414	8,359	13,348
FHLB dividends	253	243	750	762
FRB dividends	145	144	434	433
Total interest and dividend income	34,950	33,426	101,049	97,576
Interest expense:
Deposits	9,777	9,448	27,669	26,677
Subordinated debt	1,571	892	3,354	2,676
Junior subordinated deferrable interest debentures	193	221	577	656
Total interest expense	11,541	10,561	31,600	30,009
Net interest income	23,409	22,865	69,449	67,567
Provision for credit losses	2,973	1,245	3,818	1,668
Net interest income after provision for credit losses	20,436	21,620	65,631	65,899
Noninterest income:
Gain on sale of loans	—	—	251	287
Gain on equity securities	771	1,420	523	1,672
Service charges and other fees	825	898	2,683	2,471
Loan servicing and other loan fees	403	324	1,308	1,157
Loss on investment in Small Business Investment Company (“SBIC”) fund	(29)	(253)	(365)	(212)
Other income and fees	278	356	801	915
Total noninterest income	2,248	2,745	5,201	6,290
Noninterest expense:
Salaries and employee benefits	10,168	9,569	29,831	29,247
Occupancy and equipment	2,143	2,209	6,462	6,496
Data processing	2,038	1,973	5,804	5,376
Other expense	1,597	2,323	5,592	7,038
Total noninterest expense	15,946	16,074	47,689	48,157
Income before provision for income taxes	6,738	8,291	23,143	24,032
Provision for income taxes	1,731	2,274	6,070	6,538
Net income	$5,007	$6,017	$17,073	$17,494
Earnings per common share:
Basic earnings per common share	$0.46	$0.54	$1.55	$1.55
Weighted average common shares outstanding	10,929,779	11,148,482	11,022,179	11,308,901

Diluted earnings per common share	$0.46	$0.54	$1.55	$1.55
Weighted average common shares outstanding	10,929,779	11,148,482	11,022,179	11,308,901

See Notes to Condensed Consolidated Financial Statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

Net income	$5,007	$6,017	$17,073	$17,494
Other comprehensive income:
Change in unrealized gain on AFS securities	3,296	3,414	7,328	4,820
Deferred tax expense	(1,136)	(980)	(2,284)	(1,396)
Other comprehensive income, net of tax	2,160	2,434	5,044	3,424
Total comprehensive income	$7,167	$8,451	$22,117	$20,918

See Notes to Condensed Consolidated Financial Statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except for share and per share data)

(unaudited)

				Accumulated
		Common	Additional	Other		Total
	Number of	Stock	Paid in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Capital	Income/(Loss)	Earnings	Equity
Three months ended September 30, 2025
Balance, July 1, 2025	10,941,232	$167,369	$287	$(10,122)	$173,028	$330,562
Net income					5,007	5,007
Other comprehensive income, net				2,160		2,160
Restricted stock granted	8,860					—
Forfeiture of restricted stock grants						—
Cash dividends of $0.25 per share					(2,724)	(2,724)
Stock based compensation		173				173
Repurchase of shares	(33,300)	(909)				(909)
Balance, September 30, 2025	10,916,792	$166,633	$287	$(7,962)	$175,311	$334,269

Three months ended September 30, 2024
Balance, July 1, 2024	11,172,323	$173,108	$287	$(13,602)	$155,472	$315,265
Net income					6,017	6,017
Other comprehensive income, net				2,434		2,434
Restricted stock granted	9,289					—
Cash dividends of $0.10 per share					(1,110)	(1,110)
Stock based compensation		159				159
Repurchase of shares	(51,240)	(1,084)				(1,084)
Balance, September 30, 2024	11,130,372	$172,183	$287	$(11,168)	$160,379	$321,681

				Accumulated
		Common	Additional	Other		Total
	Number of	Stock	Paid in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Capital	Income/(Loss)	Earnings	Equity
Nine months ended September 30, 2025
Balance, January 1, 2025	11,121,475	$172,254	$287	$(13,006)	$164,831	$324,366
Net income					17,073	17,073
Other comprehensive income, net				5,044		5,044
Restricted stock granted	31,081					—
Forfeiture of restricted stock granted	(3,221)					—
Cash dividends of $0.60 per share					(6,593)	(6,593)
Stock based compensation		475				475
Repurchase of shares	(232,543)	(6,096)				(6,096)
Balance, September 30, 2025	10,916,792	$166,633	$287	$(7,962)	$175,311	$334,269

Nine months ended September 30, 2024
Balance, January 1, 2024	11,551,271	$180,913	$287	$(14,592)	$146,261	$312,869
Net income					17,494	17,494
Other comprehensive income, net				3,424		3,424
Restricted stock granted	33,760					—
Forfeiture of restricted stock granted	(505)					—
Cash dividends of $0.30 per share					(3,376)	(3,376)
Stock based compensation		483				483
Repurchase of shares	(454,154)	(9,213)				(9,213)
Balance, September 30, 2024	11,130,372	$172,183	$287	$(11,168)	$160,379	$321,681

See Notes to Condensed Consolidated Financial Statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine months ended
	September 30,
	2025	2024

Cash flows from operating activities:
Net income	$17,073	$17,494
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,818	1,668
Deferred tax expense	1,495	3,409
Amortization (accretion) on acquired loans	180	(95)
Gain on sale of loans	(251)	(287)
Proceeds from sale of loans originated for sale	4,496	4,749
Loans originated for sale	(3,372)	(3,562)
Accretion on junior subordinated debentures	61	60
Gain on repayment of subordinated debt, net	—	(34)
Increase in cash surrender value of life insurance policies	(571)	(542)
Amortization/accretion of premiums/discounts on investment securities, net	95	18
Gain on equity securities	(523)	(1,672)
Depreciation and amortization	2,460	1,537
Core deposit intangible amortization	748	916
Stock based compensation expense	475	483
Decrease in deferred loan origination fees, net	(505)	(128)
Net change in interest receivable and other assets	1,011	(7)
Increase in salary continuation plan, net	254	145
Net change in interest payable and other liabilities	(3,951)	(1,783)
Net cash provided by operating activities	22,993	22,369
Cash flows from investing activities:
Proceeds from maturities of interest bearing deposits in banks	249	747
Purchase of investment securities AFS	(11,569)	(39,020)
Proceeds from maturities, repayments and calls of investment securities AFS	24,692	13,140
Purchase of FHLB stock	(211)	—
Purchase of FRB stock	(12)	(14)
Proceeds from sale of loans	—	6,837
Purchase of loans	(24,633)	(64,432)
(Increase) decrease in loans, net	(64,479)	65,032
Purchase of equipment and leasehold improvements, net	(2,008)	(1,643)
Net cash used in investing activities	(77,971)	(19,353)

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(In thousands)

(unaudited)

	Nine months ended
	September 30,
	2025	2024

Cash flows from financing activities:
Decrease in noninterest and interest bearing deposits in banks, net	(16,767)	(8,900)
Increase in time deposits, net	10,810	12,591
Repayment of subordinated debt, net	(64,685)	(315)
Repurchase of common stock	(6,096)	(9,213)
Dividends paid on common stock	(3,870)	(3,434)
Net cash used in financing activities	(80,608)	(9,271)
Decrease in cash and cash equivalents	(135,586)	(6,255)
Cash and cash equivalents at beginning of period	364,032	307,539
Cash and cash equivalents at end of period	$228,446	$301,284

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$32,287	$30,096
Income taxes paid, net	6,473	5,317

Non-cash investing and financing activities:
Change in unrealized gain on AFS securities, net of tax	$5,044	$3,424
Transfer of loans to held-for-sale	697	2,252
Recognition of ROU assets in exchange for lease obligations	2,701	1,629
Cash dividends declared on common stock not yet paid	(2,724)	(1,110)

See Notes to Condensed Consolidated Financial Statements.

NOTE 1 – BASIS OF PRESENTATION

BayCom Corp (the “Company”) is a bank holding company headquartered in Walnut Creek, California. United Business Bank (the “Bank”), the Company’s wholly owned banking subsidiary, is a California state-chartered bank which provides a broad range of financial services primarily to local small and mid-sized businesses, service professionals and individuals. In its 20 years of operation, the Bank has grown to 34 full-service banking branches at September 30, 2025, with 16 locations in California, one in Nevada, one in Washington, five in New Mexico and 11 in Colorado. The condensed consolidated financial statements include the accounts of the Company and the Bank.

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

In March 2024, the FASB issued ASU 2024-01 to clarify how entities should determine whether profits interest and similar awards granted in exchanges for services fall within the scope of Topic 718, Compensation – Stock

Compensation, or Topic 710, Compensation – General. The amendments include illustrative examples to assist entities in evaluating the substance of such awards and determining the appropriate accounting treatment. The amendments are effective for public business entities for annual periods beginning after December 15, 2024, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the accounting and disclosure requirements of this update and does not expect the adoption of this standard to have a material effect on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement (Topic 220) – Reporting Comprehensive Income – Expense Disaggregation Disclosures, to address investor requests for more detailed information about certain expense types. The new standard requires public business entities to disclose disaggregated information about specific natural expense categories underlying relevant expense captions presented on the face of the income statement within continuing operations, such as employee compensation, depreciation, and intangible asset amortization. The amendments are effective for public business entities for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Entities are required to adopt the amendments prospectively. In January 2025, the FASB issued ASU 2025-01, Income Statement (Topic 220) – Reporting Comprehensive Income – Expense Disaggregation Disclosures: Clarifying the Effective Date, to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual periods beginning after December 15, 2027. The Company is currently evaluating the impact of this update on its consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05 to simplify the estimation of expected credit losses for current accounts receivable and contract assets arising from revenue transaction within the scope of Topic 606, Revenue from Contracts with Customers. The amendments introduce a practical expedient that allows entities to assume that conditions existing as of the balance sheet date remain unchanged over the remaining life of the asset, and for entities other than public business entities, permit the use of subsequent cash collections when estimating credit losses. The amendments are effective for annual reporting periods beginning after December 15, 2025, including interim periods within those annual periods. Early adoption is permitted. The amendments should be applied prospectively. The Company is currently evaluating the accounting and disclosure requirements of this update and does not expect the adoption of this standard to have a material effect on its consolidated financial statements.

NOTE 3 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of securities AFS at the dates indicated are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
September 30, 2025
U.S. Government Agencies	$1,738	$—	$(7)	$1,731
Municipal securities	25,219	166	(911)	24,474
Mortgage-backed securities	49,541	315	(2,752)	47,104
Collateralized mortgage obligations	47,862	210	(1,480)	46,592
SBA securities	3,177	6	(53)	3,130
Corporate bonds	71,094	63	(6,414)	64,743
Total	$198,631	$760	$(11,617)	$187,774

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
December 31, 2024
U.S. Government Agencies	$1,949	$—	$(12)	$1,937
Municipal securities	23,777	82	(1,334)	22,525
Mortgage-backed securities	51,281	95	(3,893)	47,483
Collateralized mortgage obligations	49,220	147	(2,208)	47,159
SBA securities	4,054	6	(75)	3,985
Corporate bonds	81,232	29	(11,022)	70,239
Total	$211,513	$359	$(18,544)	$193,328

No allowances for credit losses have been recognized on investment debt securities AFS in an unrealized loss position at both September 30, 2025 and December 31, 2024.

Amortized cost and fair values exclude accrued interest receivable of $1.5 million at September 30, 2025 and $1.3 million at December 31, 2024, which is included in interest receivable and other assets in the condensed consolidated balance sheets.

During both the three and nine months ended September 30, 2025 and 2024, the Company sold no securities AFS.

The amortized cost and estimated fair value of securities AFS at the dates indicated by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2025		December 31, 2024
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value

Securities AFS
Due in one year or less	$2,059	$2,058	$2,002	$1,993
Due after one through five years	18,242	16,809	37,763	33,467
Due after five years through ten years	88,868	81,798	84,002	74,018
Due after ten years	89,462	87,109	87,746	83,850
Total	$198,631	$187,774	$211,513	$193,328

At both September 30, 2025 and December 31, 2024, there were no securities pledged.

The estimated fair value and gross unrealized losses for securities AFS aggregated by the length of time that individual securities have been in a continuous unrealized loss position at the dates indicated are as follows:

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
September 30, 2025
U.S. Government Agencies	$911	$(3)	$820	$(4)	$1,731	$(7)
Municipal securities	2,064	(138)	12,087	(773)	14,151	(911)
Mortgage-backed securities	1,582	(19)	25,336	(2,733)	26,918	(2,752)
Collateralized mortgage obligations	12,266	(52)	20,932	(1,428)	33,198	(1,480)
SBA securities	1,734	(12)	852	(41)	2,586	(53)
Corporate bonds	1,739	(11)	62,097	(6,403)	63,836	(6,414)
Total	$20,296	$(235)	$122,124	$(11,382)	$142,420	$(11,617)

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
December 31, 2024
U.S. Government Agencies	$1,938	$(12)	$—	$—	$1,938	$(12)
Municipal securities	5,135	(67)	13,333	(1,267)	18,468	(1,334)
Mortgage-backed securities	16,514	(321)	22,257	(3,572)	38,771	(3,893)
Collateralized mortgage obligations	17,234	(145)	19,012	(2,063)	36,246	(2,208)
SBA securities	2,023	(9)	1,250	(66)	3,273	(75)
Corporate bonds	2,760	(240)	64,118	(10,782)	66,878	(11,022)
Total	$45,604	$(794)	$119,970	$(17,750)	$165,574	$(18,544)

At September 30, 2025, the Company held 337 securities AFS, of which 179 were in an unrealized loss position for more than twelve months and 22 were in an unrealized loss position for less than twelve months. At December 31, 2024, the Company held 352 investment securities, of which 212 were in an unrealized loss position for more than twelve months and 53 were in an unrealized loss position for less than twelve months. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

Allowance for credit losses on investment debt securities available-for-sale

Investment debt securities that were in an unrealized loss position as of September 30, 2025 were evaluated to determine whether the decline in fair value below the amortized cost basis resulted from a credit loss or changes in required yields by investors in these types of securities, among other factors. This assessment first includes a determination of whether the Company intends to sell the security, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses. In making this assessment, management considers the nature of the security and any related government guarantees, any changes to the rating of the security by a rating agency, creditworthiness of the issuers/guarantors, the underlying collateral, the financial conditions and prospects of the issuer, and any adverse conditions specifically related to the security, among other factors.

As of September 30, 2025, the Company expects to recover the amortized cost basis of its securities, the Company has no present intent to sell any investment securities with unrealized losses, it is not more likely than not that we will be required to sell securities with unrealized losses before recovery of their amortized cost and the decline in fair value is largely attributed to changes in interest rates and other market conditions. The issuers of these securities continue to make timely principal and interest payments. No allowances for credit losses have been recognized on investment debt securities AFS in an unrealized loss position, as management does not believe any of the securities are impaired due to reasons of credit quality at September 30, 2025.

Equity Securities

The Company recognized a net gain on equity securities of $771,000 and $523,000 for the three and nine months ended September 30, 2025, compared to $1.4 million and $1.7 million for the three and nine months ended September 30, 2024, respectively. Equity securities were $13.3 million and $13.1 million as of September 30, 2025 and December 31, 2024, respectively.

NOTE 4 – LOANS

The Company’s loan portfolio at the dates indicated is summarized below:

	September 30,	December 31,
	2025	2024
Commercial and industrial	$177,250	$173,948
Construction and land	5,124	1,515
Commercial real estate	1,743,268	1,667,231
Residential	115,292	109,662
Consumer	749	391
Total loans	2,041,683	1,952,747
Net deferred loan costs	654	149
Allowance for credit losses	(20,800)	(17,900)
Net loans	$2,021,537	$1,934,996

Net loans exclude accrued interest receivable of $6.5 million and $6.7 million at September 30, 2025 and December 31, 2024, respectively, which is included in interest receivable and other assets in the condensed consolidated balance sheets.

The Company’s total individually evaluated loans, including collateral dependent loans, nonaccrual loans, modified loans to borrowers experiencing financial difficulty, and accreting purchase credit deteriorated (“PCD”) loans that have experienced post-acquisition declines in cash flows expected to be collected are summarized as follows:

	Commercial	Construction	Commercial
	and industrial	and land	real estate	Residential	Consumer	Total
September 30, 2025
Recorded investment in loans individually evaluated:
With no specific allowance recorded	$—	$—	$13,333	$711	$—	$14,044
With a specific allowance recorded	—	—	4,711	—	—	4,711
Total recorded investment in loans individually evaluated	$—	$—	$18,044	$711	$—	$18,755
Specific allowance on loans individually evaluated	$—	$—	$868	$—	$—	$868

December 31, 2024
Recorded investment in loans individually evaluated:
With no specific allowance recorded	$—	$—	$13,671	$984	$—	$14,655
With a specific allowance recorded	954	—	1,754	—	—	2,708
Total recorded investment in loans individually evaluated	$954	$—	$15,425	$984	$—	$17,363
Specific allowance on loans individually evaluated	$367	$—	$25	$—	$—	$392

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

During the three and nine months ended September 30, 2025 and 2024, there were no modifications of loans to borrowers experiencing financial difficulty.

A summary of previously modified loans to borrowers experiencing financial difficulty by type of concession and type of loan, as of the dates indicated, is set forth below:

	Number of	Rate	Term	Rate & term		% of Total
	loans	modification	modification	modification	Total	loans outstanding
September 30, 2025
Commercial and industrial	2	$—	$91	$—	$91	0.05%
Construction and land	—	—	—	—	—	—%
Commercial real estate	2	—	632	—	632	0.04%
Residential	1	—	710	—	710	0.62%
Consumer	—	—	—	—	—	—%
Total	5	$—	$1,433	$—	$1,433	0.07%

	Number of	Rate	Term	Rate & term		% of Total
	loans	modification	modification	modification	Total	loans outstanding
December 31, 2024
Commercial and industrial	2	$—	$97	$—	$97	0.06%
Construction and land	—	—	—	—	—	—%
Commercial real estate	3	—	1,846	—	1,846	0.11%
Residential	1	—	747	—	747	0.68%
Consumer	—	—	—	—	—	—%
Total	6	$—	$2,690	$—	$2,690	0.14%

For the three and nine months ended September 30, 2025, the Company recorded no charge-offs for modified loans to borrowers experiencing financial difficulty. During the three and nine months ended September 30, 2024, the Company recorded no charge-offs and $1.3 million of charge-offs related to modified loans to borrowers experiencing financial difficulty, respectively.

As of September 30, 2025 and December 31, 2024, individually evaluated modified loans to borrowers experiencing financial difficulty had no related allowance and an allowance of $24,000, respectively. At both dates, none of the modified loans to borrowers experiencing financial difficulty were performing in accordance with their modified terms. All accruing modified loans to borrowers experiencing financial difficulty, if any, are included in the loans individually evaluated in the calculation of the allowance for credit losses.

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

Revolving loans that are converted to term loans are treated as new originations in the tables below and are presented by year of initial origination. During the nine months ended September 30, 2025, and the year ended December 31, 2024, none and $867,000, respectively, of the Company’s revolving loans were converted to term loans.

The following tables present the internally assigned risk grade by class of loans at the dates indicated:

							Revolving
	Term loans - amortized cost by origination year						loans
	2025	2024	2023	2022	2021	Prior	amortized cost	Total
September 30, 2025
Commercial and industrial:
Pass	$29,078	$51,084	$15,667	$17,741	$7,973	$29,228	$23,984	$174,755
Special mention	—	—	—	—	—	1,122	—	1,122
Substandard	—	—	154	—	55	878	286	1,373
Total commercial and industrial	$29,078	$51,084	$15,821	$17,741	$8,028	$31,228	$24,270	$177,250
YTD gross charge-offs	$—	$—	$—	$—	$—	$193	$—	$193
Construction and land:
Pass	$—	$4,742	$—	$—	$119	$263	$—	$5,124
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total construction and land	$—	$4,742	$—	$—	$119	$263	$—	$5,124
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Pass	$247,443	$182,898	$69,954	$323,265	$350,993	$413,211	$1,866	$1,589,630
Special mention	—	—	—	31,570	18,793	51,389	—	101,752
Substandard	—	—	5,463	—	14,724	31,699	—	51,886
Total commercial real estate	$247,443	$182,898	$75,417	$354,835	$384,510	$496,299	$1,866	$1,743,268
YTD gross charge-offs	$—	$—	$—	$—	$—	$839	$—	$839
Residential:
Pass	$44,227	$26,603	$—	$—	$32,089	$6,795	$4,711	$114,425
Special mention	—	—	—	—	—	—	13	13
Substandard	—	—	—	—	44	746	64	854
Total residential	$44,227	$26,603	$—	$—	$32,133	$7,541	$4,788	$115,292
YTD gross charge-offs	$—	$—	$—	$—	$—	$1	$—	$1
Consumer:
Pass	$316	$129	$28	$21	$10	$112	$133	$749
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer	$316	$129	$28	$21	$10	$112	$133	$749
YTD gross charge-offs	$—	$—	$—	$—	$—	$7	$—	$7
Total loans outstanding
Risk ratings
Pass	$321,064	$265,456	$85,649	$341,027	$391,184	$449,609	$30,694	$1,884,683
Special mention	—	—	—	31,570	18,793	52,511	13	102,887
Substandard	—	—	5,617	—	14,823	33,323	350	54,113
Total loans outstanding	$321,064	$265,456	$91,266	$372,597	$424,800	$535,443	$31,057	$2,041,683
YTD gross charge-offs	$—	$—	$—	$—	$—	$1,040	$—	$1,040

							Revolving
	Term loans - amortized cost by origination year						loans
	2024	2023	2022	2021	2020	Prior	amortized cost	Total
December 31, 2024
Commercial and industrial:
Pass	$54,720	$20,314	$20,759	$11,823	$13,433	$28,708	$19,699	$169,456
Special mention	—	—	—	56	—	1,969	200	2,225
Substandard	150	154	—	—	1,184	471	308	2,267
Total commercial and industrial	$54,870	$20,468	$20,759	$11,879	$14,617	$31,148	$20,207	$173,948
YTD gross charge-offs	$—	$—	$—	$1,021	$45	$324	$—	$1,390
Construction and land:
Pass	$10	$—	$—	$128	$1,090	$287	$—	$1,515
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total construction and land	$10	$—	$—	$128	$1,090	$287	$—	$1,515
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Pass	$196,303	$88,599	$371,319	$432,629	$97,046	$370,828	$1,510	$1,558,234
Special mention	—	632	6,243	10,462	18,250	44,089	—	79,676
Substandard	—	—	—	9,063	996	19,262	—	29,321
Total commercial real estate	$196,303	$89,231	$377,562	$452,154	$116,292	$434,179	$1,510	$1,667,231
YTD gross charge-offs	$—	$—	$—	$2,413	$—	$1,359	$—	$3,772
Residential:
Pass	$31,828	$—	$—	$36,624	$1,452	$32,245	$5,041	$107,190
Special mention	—	—	—	859	—	410	80	1,349
Substandard	—	—	—	30	—	1,093	—	1,123
Total residential	$31,828	$—	$—	$37,513	$1,452	$33,748	$5,121	$109,662
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Consumer:
Pass	$153	$54	$35	$10	$2	$128	$3	$385
Special mention	—	—	—	—	—	2	—	2
Substandard	—	—	—	—	—	4	—	4
Total consumer	$153	$54	$35	$10	$2	$134	$3	$391
YTD gross charge-offs	$—	$—	$—	$—	$—	$2	$1	$3
Total loans outstanding
Risk ratings
Pass	$283,014	$108,967	$392,113	$481,214	$113,023	$432,196	$26,253	$1,836,780
Special mention	—	632	6,243	11,377	18,250	46,470	280	83,252
Substandard	150	154	—	9,093	2,180	20,830	308	32,715
Total loans outstanding	$283,164	$109,753	$398,356	$501,684	$133,453	$499,496	$26,841	$1,952,747
YTD gross charge-offs	$—	$—	$—	$3,434	$45	$1,685	$1	$5,165

The following tables provide an aging of the Company’s loans receivable as of the dates indicated:

								Recorded
			90 Days					investments
	30–59 Days	60–89 Days	or more	Total			Total loans	90 days or more past due
	past due	past due	past due	past due	Current	PCD loans	receivable	and still accruing
September 30, 2025
Commercial and industrial	$513	$91	$965	$1,569	$175,681	$—	$177,250	$395
Construction and land	—	—	—	—	5,124	—	5,124	—
Commercial real estate	77	1,673	3,676	5,426	1,720,840	17,002	1,743,268	—
Residential	11	7	711	729	114,452	111	115,292	—
Consumer	—	—	—	—	749	—	749	—
Total	$601	$1,771	$5,352	$7,724	$2,016,846	$17,113	$2,041,683	$395

								Recorded
			90 Days					investments
	30–59 Days	60–89 Days	or more	Total			Total loans	90 days or more past due
	past due	past due	past due	past due	Current	PCD loans	receivable	and still accruing
December 31, 2024
Commercial and industrial	$758	$87	$399	$1,244	$172,704	$—	$173,948	$220
Construction and land	—	—	—	—	1,509	6	1,515	—
Commercial real estate	4,794	1,527	3,220	9,541	1,635,499	22,191	1,667,231	—
Residential	123	1	747	871	108,538	253	109,662	—
Consumer	6	—	—	6	385	—	391	—
Total	$5,681	$1,615	$4,366	$11,662	$1,918,635	$22,450	$1,952,747	$220

Nonaccrual loans totaled $13.5 million and $9.2 million at September 30, 2025 and December 31, 2024, respectively. Nonaccrual loans guaranteed by a government agency, which reduces the Company’s credit exposure, were $946,000 at September 30, 2025 compared to $2.0 million at December 31, 2024. At September 30, 2025, nonaccrual loans included $8,000 of loans 30-89 days past due and $8.4 million of loans less than 30 days past due. At December 31, 2024, nonaccrual loans included $643,000 of loans 30-89 days past due and no loans less than 30 days past due. The increase in nonaccrual loans reflects borrower-specific credit deterioration, primarily within the commercial and industrial and commercial real estate portfolios.

At September 30, 2025, the $8,000 nonaccrual loans 30-89 days past due was comprised of two loans and the $8.4 million of loans less than 30 days past due was comprised of 18 loans. All these loans were placed on nonaccrual due to concerns over the financial condition of the borrowers.

At September 30, 2025 and December 31, 2024, there were two loans and one loan 90 days or more past due and still accruing, with balances of $395,000 and $220,000 at those dates, respectively.

Interest foregone on nonaccrual loans was approximately $257,000 and $896,000 for the three and nine months ended September 30, 2025, compared to $397,000 and $1.1 million for the three and nine months ended September 30, 2024. Interest income recognized on nonaccrual loans was approximately $70,000 and $136,000 for the three and nine months ended September 30, 2025, compared to $7,400 and $93,600 for the three and nine months ended September 30, 2024, respectively.

Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $1.06 billion and $1.04 billion at September 30, 2025 and December 31, 2024, respectively. At September 30, 2025 and December 31, 2024, $79.7 million and $76.7 million of loans were pledged to the FRB of San Francisco, respectively. For additional information, see “Note 11 - Borrowings” of the Notes to Condensed Consolidated Financial Statements.

NOTE 5 – ALLOWANCE FOR CREDIT LOSSES FOR LOANS

The following tables summarize the Company’s allowance for credit losses for loans, reserve for unfunded commitments, and loan balances individually and collectively evaluated by type of loan, as of the dates and for the periods indicated:

	Commercial	Construction	Commercial				Reserve for
	and industrial	and land	real estate	Residential	Consumer	Total	unfunded commitments
Three months ended September 30, 2025
Allowance for credit losses
Beginning balance	$4,467	$141	$12,327	$1,761	$4	$18,700	$530
Charge-offs	—	—	(839)	—	—	(839)	—
Recoveries	6	—	—	—	—	6	—
Provision for (reversal of) credit losses	(35)	134	2,541	291	2	2,933	40
Ending balance	$4,438	$275	$14,029	$2,052	$6	$20,800	$570

Nine months ended September 30, 2025
Allowance for credit losses:
Beginning balance	$4,681	$72	$11,365	$1,780	$2	$17,900	$600
Charge-offs	(193)	—	(839)	(1)	(7)	(1,040)	—
Recoveries	21	—	69	1	1	92	—
Provision for (reversal of) credit losses	(71)	203	3,434	272	10	3,848	(30)
Ending balance	$4,438	$275	$14,029	$2,052	$6	$20,800	$570

September 30, 2025
Allowance for credit losses:
Loans individually evaluated	$—	$—	$868	$—	$—	$868
Loans collectively evaluated	4,438	275	12,940	2,051	6	19,710
PCD loans	—	—	221	1	—	222

Loans receivable:
Individually evaluated	$—	$—	$18,044	$711	$—	$18,755
Collectively evaluated	177,250	5,124	1,708,222	114,470	749	2,005,815
PCD loans	—	—	17,002	111	—	17,113
Total loans	$177,250	$5,124	$1,743,268	$115,292	$749	$2,041,683

	Commercial	Construction	Commercial				Reserve for
	and industrial	and land	real estate	Residential	Consumer	Total	unfunded commitments
Three months ended September 30, 2024
Allowance for credit losses
Beginning balance	$3,987	$105	$13,695	$1,205	$8	$19,000	$200
Charge-offs	(1,031)	—	(566)	—	(1)	(1,598)	—
Recoveries	53	—	—	—	—	53	—
Provision for (reversal of) credit losses	1,991	13	(1,670)	523	(2)	855	390
Ending balance	$5,000	$118	$11,459	$1,728	$5	$18,310	$590

Nine months ended September 30, 2024
Allowance for loan losses
Beginning balance	$4,216	$298	$16,498	$979	$9	$22,000	$225
Charge-offs	(1,387)	—	(3,772)	—	(2)	(5,161)	—
Recoveries	68	—	—	99	1	168	—
Provision for (reversal of) credit losses	2,103	(180)	(1,267)	650	(3)	1,303	365
Ending balance	$5,000	$118	$11,459	$1,728	$5	$18,310	$590

September 30, 2024
Allowance for credit losses:
Loans individually evaluated	$44	$—	$194	$205	$—	$443
Loans collectively evaluated	4,929	118	10,942	1,519	5	17,513
PCD loans	27	—	323	4	—	354

Loans receivable:
Individually evaluated	$1,191	$—	$15,582	$1,279	$—	$18,052
Collectively evaluated	173,116	2,620	1,592,348	101,507	397	1,869,988
PCD loans	123	11	23,443	304	—	23,881
Total loans	$174,430	$2,631	$1,631,373	$103,090	$397	$1,911,921

For the three months ended September 30, 2025, the provision for credit losses primarily reflected an increase in the reserve for pooled loans and the replenishment of the allowance due to charge-offs. Net charge-offs were $833,000 for the third quarter of 2025, compared to $1.5 million for the same period in 2024.

For the nine months ended September 30, 2025, the provision for credit losses and the related change in the allowance for credit losses on loans were mainly driven by loan growth, an increase in the reserve for pooled loans, replenishment of the allowance during the period and, to a lesser extent, an increase in specific reserves on individually evaluated loans. The increase in the allowance for credit losses on pooled loans primarily reflected higher quantitative reserves resulting from the Company’s annual update to its CECL model methodology. This update incorporated more recent economic data and revised segment-specific peer group comparisons, which together contributed to a higher modeled reserve level. To a lesser extent, the increase also reflected a higher forecasted national unemployment rate, a weaker outlook for national gross domestic product, loan growth during the quarter, and changes in the risk level of one qualitative factor. Net charge-offs totaled $948,000 for the nine months ended September 30, 2025, compared to $5.0 million for the nine months ended September 30, 2024, of which $3.2 million had been specifically reserved for at December 31, 2023.

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

	Retail and		Convalescent				A/R and
	Office	Multifamily	facility	Hotel	Other	SFR 1-4	Equipment	Total	ACL
September 30, 2025
Commercial and industrial	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction and land	—	—	—	—	—	—	—	—	—
Commercial real estate	3,707	—	—	12,747	1,590	—	—	18,044	868
Residential	—	—	—	—	—	711	—	711	—
Consumer	—	—	—	—	—	—	—	—	—
Total	$3,707	$—	$—	$12,747	$1,590	$711	$—	$18,755	$868

December 31, 2024
Commercial and industrial	$—	$—	$—	$—	$—	$—	$954	$954	$367
Construction and land	—	—	—	—	—	—	—	—	—
Commercial real estate	466	77	1,200	7,987	5,695	—	—	15,425	25
Residential	—	—	—	—	—	984	—	984	—
Consumer	—	—	—	—	—	—	—	—	—
Total	$466	$77	$1,200	$7,987	$5,695	$984	$954	$17,363	$392

The following table shows the amortized cost and allowance for credit losses for loans on nonaccrual status as of the dates indicated:

	As of September 30, 2025			As of December 31, 2024
	Nonaccrual	Nonaccrual		Nonaccrual	Nonaccrual
	with no allowance	with allowance	Total	with no allowance	with allowance	Total
	for credit losses	for credit losses	nonaccrual	for credit losses	for credit losses	nonaccrual
Commercial and industrial	$—	$863	$863	$—	$293	$293
Construction and land	—	—	—	—	—	—
Commercial real estate	6,406	5,455	11,861	6,055	1,792	7,847
Residential	711	42	753	984	119	1,103
Consumer	—	—	—	—	4	4
Total	$7,117	$6,360	$13,477	$7,039	$2,208	$9,247

As part of its acquisition of Pacific Enterprise Bancorp (“PEB”) in 2022, the Company acquired certain small business loans to borrowers qualified under The California Capital Access Program for Small Business, a state guaranteed loan program sponsored by the California Pollution Control Financing Authority (“CalCAP”). PEB ceased originating loans under this loan program in 2017. Under this loan program, the borrower, CalCAP and the participating lender contributed funds to a loss reserve account held in a demand deposit account at the participating lender. The borrower’s contributions to the loss reserve account are attributed to the participating lender. Losses on qualified loans are charged to this account after approval by CalCAP. Under the program, if a loan defaults, the participating lender has immediate coverage of 100% of the loss. The participating lender must return recoveries from the borrower, less expenses, to the credit loss reserve account. The funds in the loss reserve account are the property of CalCAP; however, in the event that the participating lender leaves the program any excess funds, after all loans have been repaid or unenrolled from the program by the participating lender and provided there are no pending claims for reimbursement, the remaining excess funds are distributed to CalCAP and the participating lender based on their respective contributions to the loss reserve account. Funds contributed by the participating lender to the loss reserve account are treated as a receivable from CalCAP and evaluated for impairment quarterly. As of September 30, 2025 and December 31, 2024, the Company had $10.5 million and $17.7 million, respectively, of loans enrolled in this loan program. The Company had a loss reserve account of $7.0 million and $10.4 million as of September 30, 2025 and December 31, 2024, respectively.

In addition, as successor to PEB, the Company was approved by CalCAP, in partnership with the California Air Resources Board, to originate loans to California truckers in the On-Road Heavy-Duty Vehicle Air Quality Loan Program. Under this loan program, CalCAP solely contributes funds to a loss reserve account held in a demand deposit account at the participating lender. Losses are handled in the same manner as described above. The funds are the property of CalCAP and are payable upon termination of the program. When the loss reserve account balance exceeds the total associated loan balance, the excess is to be remitted to CalCAP. The Company originated loans under this program of $3.3 million and $12.1 million during the three and nine months ended September 30, 2025 and $3.9 million and $8.4 million during the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, the Company had $21.7 million of loans enrolled in this program and a loss reserve account of $4.7 million. As of December 31, 2024, the Company had $17.3 million of loans enrolled in this program and a loss reserve account of $3.8 million.

NOTE 6 – PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at the dates indicated:

	September 30,	December 31,
	2025	2024
Premises owned	$11,553	$11,462
Leasehold improvements	4,251	3,602
Furniture, fixtures and equipment	10,588	9,929
Less accumulated depreciation and amortization	(12,815)	(11,607)
Total premises and equipment, net	$13,577	$13,386

Depreciation and amortization included in occupancy and equipment expense totaled $493,000 and $1.4 million for the three and nine months ended September 30, 2025, and $528,000 and $1.5 million for the three and nine months ended September 30, 2024, respectively.

NOTE 7 – LEASES

The Company leased 19 branches under noncancelable operating leases as of September 30, 2025. These leases expire on various dates through 2030. Many of these lease agreements include one or more renewal options, exercisable at the Company’s discretion. When the Company determines at lease commencement that it is reasonably certain to exercise a renewal option, the extended lease term is included in the measurement of the ROU asset and corresponding lease liability.

The Company uses the discount rate implicit in the lease when it is readily determinable. In instances where the implicit rate is not available, which is typically the case, the Company applies its incremental borrowing rate, determined  on a collateralized basis and over a term comparable to the lease term, as of the lease commencement date.

The below maturity schedule presents, as of September 30, 2025, the undiscounted lease payments for the next five years and thereafter:

For remainder of 2025	$972
2026	3,751
2027	3,507
2028	3,444
2029	2,990
Thereafter	1,093
Total undiscounted cash flows	15,757
Less: interest	(1,263)
Present value of lease payments	$14,494

The following table presents the weighted average lease term and discount rate at the dates indicated:

	September 30, 2025		December 31, 2024
Weighted-average remaining lease term	4.3	years	4.5	years
Weighted-average discount rate	3.9%		3.8%

            The following table presents certain information related to the operating lease costs included in occupancy and equipment expense on the Condensed Consolidated Statements of Income for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating lease cost	$945	$8,093	$3,028	$15,082
Short-term lease cost	—	—	—	15
Less: Sublease income	(26)	(32)	(72)	(66)
Total operating lease cost, net	$919	$8,061	$2,956	$15,031

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

Changes in the Company's goodwill during the periods indicated were as follows:

	Nine months Ended	Year ended
	September 30, 2025	December 31, 2024
Balance at beginning of period	$38,838	$38,838
Acquired goodwill	—	—
Impairment	—	—
Balance at end of period	$38,838	$38,838

Core Deposit Intangible

Changes in the Company’s core deposit intangible during the periods indicated were as follows:

	Nine months Ended	Year ended
	September 30, 2025	December 31, 2024
Balance at beginning of period	$2,693	$3,915
Additions	—	—
Less amortization	(748)	(1,222)
Balance at end of period	$1,945	$2,693

Estimated annual amortization expense at September 30, 2025 was as follows:

For remainder of 2025	$313
2026	455
2027	455
2028	455
Thereafter	267
Total	$1,945

NOTE 9 – INTEREST RECEIVABLE AND OTHER ASSETS

The Company’s interest receivable and other assets at the dates indicated consisted of the following:

	September 30,	December 31,
	2025	2024
Tax assets, net	$14,610	$16,048
Accrued interest receivable	8,735	8,507
Investment in SBIC fund	2,876	3,241
Investment in Community Reinvestment Act fund	2,000	2,000
Prepaid assets	2,528	1,942
Servicing assets	447	673
Investment in Low Income Housing Tax Credit ("LIHTC") partnerships, net	3,417	4,035
Investment in statutory trusts	546	532
CalCAP reserve receivable	1,375	4,023
Other assets	2,589	2,717
Total interest receivable and other assets	$39,123	$43,718

NOTE 10 – DEPOSITS

The Company’s deposits at the dates indicated consisted of the following:

	September 30,	December 31,
	2025	2024
Demand deposits (1)	$618,055	$688,996
NOW accounts	270,650	261,430
Savings	71,431	82,300
Money market	700,703	644,880
Time deposits	567,213	556,403
Total	$2,228,052	$2,234,009
(1) Noninterest bearing.

Time deposits included no brokered deposits as of September 30, 2025, and $35.5 million of brokered deposits as of December 31, 2024. At September 30, 2025, uninsured deposits totaled $1.1 billion, or 47.2% of total deposits, compared to $1.0 billion, or 46.8% of total deposits at December 31, 2024. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.

NOTE 11 – BORROWINGS

Other borrowings – The Bank has an approved secured borrowing facility with the Federal Home Loan Bank of San Francisco (the “FHLB”) for up to 25% of total assets for a term not to exceed five years under a blanket lien of certain types of loans. At September 30, 2025 and December 31, 2024, we had the ability to borrow up to $595.0 million and $540.2 million, respectively, from the FHLB of San Francisco. At both September 30, 2025 and December 31, 2024, we had no FHLB borrowings outstanding.

The Bank has been approved for discount window advances from the FRB of San Francisco secured by certain types of loans. At September 30, 2025 and December 31, 2024, we had the ability to borrow up to $43.4 million and $41.9 million, respectively, from the FRB of San Francisco. At both September 30, 2025 and December 31, 2024, we had no FRB of San Francisco advances outstanding.

The Bank has Federal Funds lines with four correspondent banks. Cumulative available commitments totaled $65.0 million at both September 30, 2025 and December 31, 2024. There were no amounts outstanding under these facilities at both September 30, 2025 and December 31, 2024.

Junior subordinated deferrable interest debentures – In connection with its previous acquisitions, the Company assumed junior subordinated deferrable interest debentures, totaling $8.7 million, net of fair value adjustments, with a weighted average interest rate of 7.16% at September 30, 2025, compared to $8.6 million, net of fair value adjustments, with a weighted average rate of 7.20% at December 31, 2024. The junior subordinated deferrable interest debentures mature in 2034, subject to earlier redemption by the Company at its option.

Subordinated debt – On August 10, 2020, the Company issued and sold $65.0 million aggregate principal amount of 5.25% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “Notes”) at a public offering price equal to 100% of the aggregate principal amount of the Notes. The Notes initially bore a fixed interest rate of 5.25% per year. Commencing on September 15, 2025, the interest rate on the Notes was to reset quarterly to the three-month Secured Overnight Financing rate plus a spread of 521 basis points (5.21%), payable quarterly in arrears. Interest on the Notes was payable semi-annually on March 15 and September 15 of each year through September 15, 2025 and quarterly thereafter on March 15, June 15, September 15 and December 15 of each year through the maturity or earlier redemption date. The Company, at its option, could redeem the Notes, in whole or in part, on any interest payment date on or after September 15, 2025, without a premium. During the current quarter, the Company redeemed all the outstanding Notes. At September 30, 2025, the Company had no outstanding Notes, compared to $63.7 million, net of issuance costs,  at December 31, 2024.

NOTE 12 – INTEREST PAYABLE AND OTHER LIABILITIES

The Company’s interest payable and other liabilities at the dates indicated consisted of the following:

	September 30,	December 31,
	2025	2024
Accrued expenses	$8,437	$7,797
Accounts payable	469	614
Reserve for unfunded commitments	570	600
Accrued interest payable	2,386	3,118
Other liabilities	1,413	2,503
Total	$13,275	$14,632

NOTE 13 – OTHER EXPENSES

The Company’s other expenses for the periods indicated consisted of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Professional fees	$474	$594	$1,522	$1,854
Core deposit premium amortization	242	305	749	917
Marketing and promotions	226	238	634	607
Stationery and supplies	66	57	210	215
Insurance (including FDIC premiums)	340	361	1,069	1,070
Communication and postage	275	271	780	785
Loan default related expense	(345)	128	(495)	287
Director fees and expenses	68	79	203	249
Bank service charges	16	16	50	48
Courier expense	144	177	482	557
Other	91	97	388	449
Total	$1,597	$2,323	$5,592	$7,038

              The Company expenses marketing and promotion costs as they are incurred. Advertising expense included in marketing and promotions totaled $12,000 and $26,000 for the three and nine months ended September 30, 2025, and $10,000 and $38,000 for the three and nine months ended September 30, 2024, respectively.

NOTE 14 – EQUITY INCENTIVE PLANS

Equity Incentive Plans

2024 Omnibus Equity Incentive Plan

The Company’s shareholders approved the Company’s 2024 Omnibus Equity Incentive Plan (“2024 Plan”) in June 2024. The 2024 Plan provides for the grant of equity incentive awards to employees and directors (including emeritus and advisory directors) of the Company and its subsidiaries. The 2024 Plan permits the granting of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance shares and performance units.  Factors generally considered by the Board in awarding equity incentives to employees include the performance of the Company, the employee’s job performance, the importance of his or her position, and his or her contribution to the organization’s goals for the award period.

Generally, awards under the 2024 Plan are subject to a minimum vesting period of one year (at least three years for full vesting for the chief executive officer), provided that awards for up to 5% of the maximum shares available under the 2024 Plan (for any participant other than the chief executive officer) may provide for a shorter vesting period. Subject to adjustment as provided in the 2024 Plan, the maximum number of shares of common stock available for issuance under the 2024 Plan is 500,000, and awards granted under the 2024 Plan to any one participant in any one calendar year are subject to the following limitations: (i) aggregate grants of stock options or stock appreciation rights to any one participant are subject to an annual limit of the lesser of 100,000 shares or $2.0 million in fair market value as of the date of grant; (ii) aggregate grants of restricted stock or restricted stock units to any one participant are subject to an annual limit of the lesser of 50,000 shares or $2.0 million in fair market value as of the date of grant; and (iii) aggregate grants of performance shares or performance units to any one participant are subject to an annual limit of the lesser of 50,000 shares or $2.0 million in fair market value as of the date of grant. In addition, subject to adjustment as provided in the 2024 Plan, the maximum aggregate number of shares that may be covered by awards granted under the 2024 Plan to any non-employee director in any one calendar year is 25,000 shares. As of September 30, 2025, a total of 464,178 shares were available for future issuance under the 2024 Plan.

2017 Omnibus Equity Incentive Plan

The Company’s shareholders approved the Company’s 2017 Omnibus Equity Incentive Plan (“2017 Plan”) in November 2017. The 2017 Plan provides for the awarding by the Company’s Board of Directors of equity incentive awards to employees and non-employee directors. An equity incentive award under the 2017 Plan may be an option, stock appreciation right, restricted stock units, stock award, other stock-based award or performance award. Factors considered by the Board in awarding equity incentives to employees include the performance of the Company, the employee’s job performance, the importance of his or her position, and his or her contribution to the organization’s goals for the award period. Generally, awards have a vesting period of one to five years. Subject to adjustment as provided in the 2017 Plan, the maximum number of shares of common stock that may be delivered pursuant to awards granted under the 2017 Plan is 450,000. The 2017 Plan provides for annual restricted stock grant limits to officers, employees and directors. The annual stock grant limit per person for officers and employees is the lesser of 50,000 shares or a value of $2.0 million, and per person for directors, the maximum is 25,000 shares. All unvested restricted shares outstanding vest in the event of a change in control of the Company. Restricted stock awards granted to non-employee directors generally vest one year from the date of grant. Awards to executive officers typically vest over three- or five-year periods, with initial vesting occurring on the one-year anniversary of the grant date. As of September 30, 2024, no shares remained available for issuance under the 2017 Plan, as the approval of the 2024 Plan by shareholders terminated the ability to grant further awards under the 2017 Plan.

The following table provides the restricted stock grant activity for the periods indicated:

	2025		2024
		Weighted-average		Weighted-average
		grant date		grant date
	Shares	fair value	Shares	fair value
Non-vested at January 1,	74,346	$20.11	81,365	$18.27
Granted	22,221	26.20	24,471	23.30
Vested	(20,568)	20.20	(19,927)	18.99
Forfeited	(3,221)	24.98	(505)	16.67
Non-vested, at March 31,	72,778	21.73	85,404	19.55
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Non-Vested, at June 30,	72,778	$21.73	85,404	$19.55
Granted	8,860	28.19	9,289	20.35
Vested	(7,962)	20.35	(11,331)	16.67
Forfeited	—	—	—	—
Non-Vested, at September 30,	73,676	$22.66	83,362	$20.10

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

In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the lowest level of inputs that is significant to the measurement is used to determine the hierarchy for the entire asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with our quarterly valuation process. There were no transfers between levels during the three and nine months ended September 30, 2025 and 2024.

At both September 30, 2025 and December 31, 2024, there were no liabilities measured at fair value on a recurring or non-recurring basis.

The following assets were measured at fair value on a recurring basis as of the dates indicated:

	Total Estimated	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
September 30, 2025
U.S. Government Agencies	$1,731	$—	$1,731	$—
Municipal securities	24,475	—	24,475	—
Mortgage-backed securities	47,103	—	47,103	—
Collateralized mortgage obligations	46,592	—	46,592	—
SBA securities	3,130	—	3,130	—
Corporate bonds	64,743	—	64,743	—
Equity securities	13,307	13,307	—	—
Total	$201,081	$13,307	$187,774	$—

	Total Estimated	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
December 31, 2024
U.S. Government Agencies	$1,937	$—	$1,937	$—
Municipal securities	22,525	—	22,525	—
Mortgage-backed securities	47,483	—	47,483	—
Collateralized mortgage obligations	47,159	—	47,159	—
SBA securities	3,985	—	3,985	—
Corporate bonds	70,239	—	70,239	—
Equity securities	13,120	13,120	—	—
Total	$206,448	$13,120	$193,328	$—

The following assets were measured at fair value on a nonrecurring basis as of the dates indicated:

	Total Estimated	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
September 30, 2025
Individually evaluated loans	$4,711	$—	$—	$4,711
Total	$4,711	$—	$—	$4,711

	Total Estimated	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
December 31, 2024
Individually evaluated loans	$9,490	$—	$—	$9,490
Total	$9,490	$—	$—	$9,490

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

The Company records foreclosed assets, or other real estate owned (“OREO”), at fair value on a nonrecurring basis based on the collateral value of the property. When the fair value of the collateral is based on an observable market price or a current appraised value which uses substantially observable data, the Company records the OREO as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is less than the appraised value or the appraised value contains a significant assumption, and there is no observable market price, the Company records the OREO as nonrecurring Level 3. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Management also incorporates assumptions regarding market trends or other relevant factors and selling and commission costs ranging from 5% to 10%. Such adjustments and assumptions are typically significant and result in a Level 3 classification of the inputs for determining fair value. The Company had no OREO at both September 30, 2025 and December 31, 2024.

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of the Company’s financial instruments at the dates indicated are presented below:

	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
September 30, 2025
Financial assets:
Cash and cash equivalents	$228,446	$228,446	$228,446	$—	$—
Investment securities AFS	187,774	187,774	—	187,774	—
Equity securities	13,307	13,307	13,307	—	—
Investment in FHLB and FRB Stock	21,181	21,181	—	21,181	—
Loans held for sale	421	421	—	421	—
Loans, net	2,021,537	1,985,088	—	—	1,985,088
Accrued interest receivable	8,735	8,735	—	8,735	—
Financial liabilities:
Deposits	2,228,052	2,236,544	—	2,236,544	—
Junior subordinated deferrable interest debentures, net	8,706	8,452	—	—	8,452
Accrued interest payable	2,386	2,386	—	2,386	—
Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	76,811	76,241	—	—	76,241

	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
December 31, 2024
Financial assets:
Cash and cash equivalents	$364,032	$364,032	$364,032	$—	$—
Time deposits in banks	249	249	249	—	—
Investment securities AFS	193,328	193,328	—	193,328	—
Equity securities	13,120	13,120	13,120	—	—
Investment in FHLB and FRB Stock	20,958	20,958	—	20,958	—
Loans held for sale	2,216	2,216	—	2,216	—
Loans, net	1,934,996	1,884,134	—	—	1,884,134
Accrued interest receivable	8,507	8,507	—	8,507	—
Financial liabilities:
Deposits	2,234,009	2,236,256	—	2,236,256	—
Junior subordinated deferrable interest debentures, net	8,645	8,527	—	—	8,527
Subordinated debt, net	63,736	63,736	—	63,736	—
Accrued interest payable	3,118	3,118	—	3,118	—
Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	73,414	72,814	—	—	72,814

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

The following table presents a summary of commitments described above as of the dates indicated:

	September 30,	December 31,
	2025	2024
Commitments to extend credit	$75,337	$72,737
Standby letters of credit	1,474	677
Total commitments	$76,811	$73,414

Commitments generally have fixed expiration dates or other termination clauses. The actual liquidity needs or the credit risk that the Company will experience will likely be lower than the contractual amount of commitments to extend credit because a significant portion of these commitments are expected to expire without being drawn upon. The commitments are generally variable rate and include unfunded home equity lines of credit, commercial real estate construction loans where disbursement is made over the course of construction, commercial revolving lines of credit, and unsecured personal lines of credit. The Company’s outstanding loan commitments are made using the same underwriting standards as comparable outstanding loans. The reserve associated with these commitments included in interest payable and other liabilities on the consolidated balance sheets was $570,000 at September 30, 2025 and $600,000 at December 31, 2024.

Commercial Real Estate Concentrations

At September 30, 2025 and December 31, 2024, in management’s judgment, a concentration of loans existed in commercial real estate related loans. The Company’s commercial real estate loans are secured by owner-occupied and non-owner occupied commercial real estate and multifamily properties. Although management believes that loans within these concentrations have no more than the normal risk of collectability, a decline in the performance of the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on collectability.

Other Assets

The Company has commitments to fund investments in LIHTC partnerships and an SBIC fund. At September 30, 2025, the remaining commitments to the LIHTC partnerships and the SBIC fund were approximately $4.8 million and $122,000, respectively. At December 31, 2024, the remaining commitments to the LIHTC partnerships and the SBIC fund were approximately $4.7 million and $122,000, respectively.

Deposit Concentrations

At September 30, 2025, approximately $234.0 million, or 11.5%, of the Company's deposits were derived from its top ten depositors. At December 31, 2024, approximately $304.5 million, or 13.6%, of the Company's deposits were derived from its top ten depositors.

Local Agency Deposits and Other Advances

In the normal course of business, the Company accepts deposits from local agencies. The Company is required to provide collateral for certain local agency deposits in the states of California, Colorado, New Mexico and Washington. At both September 30, 2025 and December 31, 2024, the FHLB had issued letters of credit on behalf of the Company totaling $41.1 million as collateral for local agency deposits.

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

The following table presents the Company’s one operating segment for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Interest and dividend income	$34,950	$33,426	$101,049	$97,576

Reconciliation of revenue:
Other revenues	2,248	2,745	5,201	6,290
Total consolidated revenue	37,198	36,171	106,250	103,866

Less:
Interest expense	11,541	10,561	31,600	30,009
Segment net interest income and noninterest income	25,657	25,610	74,650	73,857
Less:
Provision for credit losses	2,973	1,245	3,818	1,668
Salaries and employee benefits	10,168	9,569	29,831	29,247
Occupancy and equipment	2,143	2,209	6,462	6,496
Data processing	2,038	1,973	5,804	5,376
Other segment items	1,597	2,323	5,592	7,038
Provision for income taxes	1,731	2,274	6,070	6,538
Segment net income/consolidated net income	$5,007	$6,017	$17,073	$17,494

	September 30,	December 31,
	2025	2024
Reconciliation of assets:
Total assets for reportable segment	$2,603,787	$2,664,508
Other assets	—	—
Total consolidated assets	$2,603,787	$2,664,508

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

●	adverse impacts to economic conditions in general and in California, Nevada, Colorado, New Mexico and Washington specifically, as well as other markets where the Company has lending relationships;
●	effects of employment levels, labor shortages, persistent inflation, ongoing or renewed recessionary pressures, political instability or uncertainty, and rising debt levels;
●	changes in interest rate levels and the duration of such changes, including actions by the Board of Governors of the Federal Reserve System (“Federal Reserve”), which could adversely affect our revenues and expenses, the values of our assets and obligations, and the availability and cost of capital and liquidity;
●	the impact of inflation and monetary and fiscal policy responses thereto, and their impact on consumer and business behavior;
●	fiscal policy disputes or disruptions, including the effects of any federal government shutdown, or delays in federal budget approvals;
●	the credit risks of lending and securities activities, including delinquencies, write-offs, and changes in our allowance for credit losses and provision for credit losses;
●	changes in the levels of general interest rates and the relative differences between short and long-term interest rates and loan and deposit interest rates;
●	unexpected outflows of uninsured deposits, which may require us to sell investment securities at a loss;
●	our net interest margin and funding sources;
●	fluctuations in the demand for loans, unsold homes, land and other properties;
●	fluctuations in real estate values in our market areas;
●	secondary market conditions for loans and our ability to sell loans in the secondary market;
●	results of examinations of us by regulatory authorities and the possibility that any such regulatory authority may, among other things, limit our business activities, require us to change our business mix, increase our allowance for credit losses, write down asset values or increase our capital levels, affect our ability to borrow funds or maintain or increase deposits;
●	risks related to our acquisition strategy, including our ability to identify future suitable acquisition candidates, exposure to potential asset and credit quality risks and unknown or contingent liabilities, the need for capital to finance such transactions, our ability to obtain required regulatory approvals and possible failures in realizing the anticipated benefits from acquisitions;
●	challenges arising from attempts to expand into new geographic markets, products, or services;
●	goodwill impairment;
●	bank failures or adverse developments at other banks and related negative press about the banking industry in general on investor and depositor sentiment;
●	legislation or regulatory changes, including but not limited to shifts in capital requirements, banking regulations, tax laws, or consumer protection laws;
●	our ability to attract and retain deposits;
●	our ability to control operating costs and expenses;
●	use of estimates in determining the fair value of certain of our assets and liabilities, which may prove incorrect;
●	staffing fluctuations in response to product demand or corporate implementation strategies;
●	the effectiveness of our risk management framework;
●	vulnerabilities in information systems or third-party service providers, including disruptions, breaches, or attacks;
●	our ability to adapt to rapid technological changes, including advancements in artificial intelligence, digital banking, and cybersecurity;
●	risks associated with dependence on our Chief Executive Officer and other members of our senior management team and our ability to attract, motivate and retain qualified personnel;
●	costs and effects of litigation, including settlements and judgments;
●	our ability to implement our business strategies, including expectations regarding key growth initiatives and strategic priorities;

●	liquidity issues, including our ability to borrow funds or raise additional capital, if needed or desired;
●	the loss of our large loan and deposit relationships;
●	increased competitive pressures, including repricing and competitors’ pricing initiatives, and their impact on our market position and our loan and deposit products;
●	changes in consumer spending, borrowing and savings habits;
●	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;
●	our ability to pay dividends on our common stock;
●	the quality and composition of our securities portfolio and the impact of any adverse changes in the securities markets;
●	the inability of key third-party providers to perform their obligations;
●	changes in accounting principles, policies or guidelines and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board;
●	environmental, social and governance goals;
●	geopolitical developments and international conflicts, including but not limited to tensions or instability in Eastern Europe, the Middle East, and Asia, or the imposition of new or increased tariffs and trade restrictions, which may disrupt financial markets, global supply chains, energy prices, or economic activity in specific industry sectors;
●	effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, domestic political unrest and other external events;
●	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and
●	risks described in other reports filed with or furnished to the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Annual Report”) and this Form 10-Q.

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

Executive Overview

General. BayCom is a bank holding company headquartered in Walnut Creek, California. BayCom’s wholly owned banking subsidiary, United Business Bank, provides a broad range of financial services to businesses and business owners as well as individuals through its network of 34 full-service branches at September 30, 2025, with 16 locations in California, one in Nevada, one in Washington, five in New Mexico and 11 in Colorado. BayCom’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including the consolidated financial statements and related data, relates primarily to the Bank.

Our principal business objective is to enhance shareholder value and generate consistent earnings growth by expanding our commercial banking franchise through both strategic acquisitions and organic growth. Since 2010, we have expanded our geographic footprint through ten strategic acquisitions. We believe that our selective acquisition of community banks has yielded economies of scale and improved our efficiency. We have also grown organically by leveraging the potential within metropolitan and community markets where we operate. These markets offer significant opportunities to expand our commercial client base, increase interest-earning assets, and enhance market share. We believe our geographic footprint, which now includes the San Francisco Bay area, the metropolitan markets of Los Angeles, California; Seattle, Washington; Denver, Colorado; and Las Vegas, Nevada, and community markets including Albuquerque, New Mexico, and Custer, Delta, and Grand Counties, Colorado, provides us access to low cost, stable core deposits in community markets that we can use to fund commercial loan growth. We strive to provide an enhanced banking experience for our clients by providing them with a comprehensive suite of sophisticated banking products and services tailored to meet their needs, while delivering the high-quality, relationship-based client service of a community bank. At September 30, 2025, on a consolidated basis, the Company had approximately $2.6 billion in total assets, $2.0 billion in total loans, $2.2 billion in total deposits and $334.3 million in shareholders’ equity.

We continue to focus on growing our commercial loan portfolios through acquisitions as well as organic growth. At September 30, 2025, our $2.0 billion total loan portfolio included $245.1 million, or 12.0%, of loans acquired through business combinations (all of which were recorded to their estimated fair values at the time of acquisition), and the remaining $1.7 billion, or 86.9%, consisted of loans we originated or purchased not as part of a business combination.

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

Changes in market interest rates, the slope of the yield curve, and interest we earn on interest earning assets or pay on interest bearing liabilities, as well as the volume and composition of interest earning assets, interest bearing and noninterest bearing liabilities, and shareholders’ equity, usually have the most significant impact on our net interest spread, net interest margin and net interest income during a reporting period. Following a period of monetary easing that began in the second half of 2024, the Federal Open Market Committee (FOMC) of the Federal Reserve reduced the target range for the federal funds rate by a cumulative 125 basis points through September 2025, bringing the target range to 4.00% to 4.25%. On October 29, 2025, subsequent to quarter-end, the FOMC announced a further 25 basis point cut, bringing the target range to 3.75% to 4.00%.

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

For investments, the Company evaluates available-for-sale debt securities in an unrealized loss position to determine whether the decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-

related factors. Such situations may result from either a decline in the financial condition of the issuing entity or, in the case of fixed interest rate investments, from rising interest rates. In making this assessment, management considers the length of time and the extent to which fair value is less than amortized cost, the nature of the security, the underlying collateral, and the financial condition and prospects of the issuer, among other factors. This assessment also includes a determination of whether the Company intends to sell the security, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses. If the present value of the cash flows expected to be collected from the security is less than the amortized cost basis of the security, a credit loss exists and an allowance for credit losses for available-for-sale securities is recorded for the credit loss, limited by the amount that the fair value is less than the amortized costs basis. Any impairment that has not been recorded through an allowance for credit losses for available-for-sale securities is recognized in other comprehensive income. Changes in the allowance for credit losses for available-for-sale securities are recorded as provision for (or reversal of) credit loss. Losses are charged against the allowance for credit losses for available-for-sale securities, with a corresponding adjustment to the security's amortized cost basis, when management believes the uncollectibility of an available-for-sale security is confirmed or when either criteria regarding intent or requirement to sell is met.

Noninterest expense. Noninterest expense includes, among other things: (i) salaries and related benefits; (ii) occupancy and equipment expense; (iii) data processing expense; (iv) Federal Deposit Insurance Corporation (“FDIC”) and state assessments; (v) outside and professional services; and (vi) other general and administrative expenses, including amortization of intangible assets. Salaries and related benefits include compensation, employee benefits and employment tax expenses for our personnel. Occupancy and equipment expense includes depreciation expense on our owned properties and equipment, lease expense on our leased properties and other occupancy-related expenses. Data processing expense includes fees paid to our third-party data processing system provider and other data service providers. FDIC and state assessments expense represents the assessments that we pay to the FDIC for deposit insurance and other regulatory costs to various states. Outside and professional fees include legal, accounting, consulting and other outsourcing arrangements. Amortization of intangibles represents the amortization of our core deposit intangible from various acquisitions. Other general and administrative expenses include expenses associated with travel, meals, training, supplies and postage. Noninterest expenses generally increase as we grow our business. Noninterest expenses have increased significantly over the past few years as we have grown through acquisitions and organically, and as we have built out our operational infrastructure.

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

`Comparison of Financial Condition at September 30, 2025 and December 31, 2024

Total assets. Total assets decreased $60.7 million, or 2.3%, to $2.6 billion at September 30, 2025, from December 31, 2024. The decrease primarily was due to a $135.6 million, or 37.2%, decline in cash and cash equivalents and a $1.8 million, or 841.0%, decline in loans held for sale, partially offset by a $89.4 million, or 4.6%, increase in loans receivable, net.

Cash and cash equivalents.  Cash and cash equivalents decreased $135.6 million, or 37.2%, to $228.4 million at September 30, 2025, from $364.0 million at December 31, 2024. The decrease primarily was due to a $135.6 million decrease in federal funds sold and interest bearing balances in banks as excess funds were used to fund the Company’s early redemption of the remaining $63.7 million of its outstanding 5.25% Fixed-to-Floating Rate Subordinated Notes due 2030 (“Notes”), as well as to fund loan growth and deposit withdrawals.

Investment securities available-for-sale.  Investment securities available-for-sale decreased $5.6 million, or 2.9%, to $187.8 million at September 30, 2025 from $193.3 million at December 31, 2024. The decrease was primarily attributable to routine maturities, principal repayments, and calls of investment securities, partially offset by purchases of investment securities and an upward fair value adjustment related to unrealized gains on investment securities available-for-sale.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our available for sale investment securities as of September 30, 2025. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average yields were calculated by multiplying each carrying value by its yield and dividing the sum of these results by the total carrying values. Yields on tax-exempt investments are not calculated on a fully tax equivalent basis.

	Amount Due or Repricing Within:
	One Year		Over One		Over Five		Over
	or Less		to Five Years		to Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

	(Dollars in thousands)
U.S. Government Agencies	$—	—%	$—	—%	$—	—%	$1,738	9.09%	$1,738	9.09%
Municipal securities	856	2.85	9,372	1.57	7,120	3.37	7,871	4.72	25,219	3.11
Mortgage-backed securities	17	2.35	1,382	2.54	12,710	2.54	35,431	4.73	49,540	4.11
Collateralized mortgage obligations	1,181	4.64	1,716	1.85	2,438	2.38	42,527	4.44	47,862	4.22
SBA securities	5	5.11	22	4.85	2,006	4.43	1,144	6.01	3,177	5.00
Corporate bonds	—	—	5,750	6.58	64,594	4.38	750	3.37	71,094	4.54
Total	$2,059	3.88%	$18,242	3.25%	$88,868	3.98%	$89,461	4.68%	$198,630	4.23%

Equity securities.  Equity securities increased $187,000, or 1.4%, to $13.3 million at September 30, 2025 from $13.1 million at December 31, 2024, primarily due to mark-to-market adjustments recorded during the nine months ended September 30, 2025.

Loans receivable, net.  We originate a wide variety of loans with a focus on commercial real estate (“CRE”) loans and commercial and industrial loans. Total loans increased $89.4 million, or 4.6%, to $2.0 billion at September 30, 2025 from $1.9 billion at December 31, 2024. The increase was due to $337.2 million of new loan originations and $24.6 million of loan purchases, partially offset by $271.6 million of loan repayments and $3.4 million of loans sold.

The following table provides information about our loan portfolio by type of loan, with purchase credit deteriorated (“PCD”) loans presented as a separate balance, at the dates presented.

	September 30,	December 31,
	2025	2024	% Change

	(Dollars in thousands)
Commercial and industrial	$177,250	$173,948	1.9%
Real estate:
Residential	115,181	109,409	5.3
Multifamily residential	279,542	222,932	25.4
Owner occupied CRE	487,896	490,493	(0.5)
Non-owner occupied CRE	958,828	931,615	2.9
Construction and land	5,124	1,509	239.6
Total real estate	1,846,571	1,755,958	5.2
Consumer	749	391	91.6
PCD loans	17,113	22,450	(23.8)
Total Loans	2,041,683	1,952,747	4.6
Net deferred loan fees	654	149	337.9
Allowance for credit losses	(20,800)	(17,900)	16.2
Loans, net	$2,021,537	$1,934,996	4.5%

The following table shows as of September 30, 2025, the geographic distribution of our loan portfolio, by type of loan, in dollar amounts and percentages:

	San Francisco Bay				Total in State of
	Area (1)		Other California (2)		California		All Other States (3)		Total
		% of		% of		% of		% of		% of
		Total in		Total in		Total in		Total in		Total in
	Amount	Category	Amount	Category	Amount	Category	Amount	Category	Amount	Category

	(Dollars in thousands)
September 30, 2025
Commercial and industrial	$30,011	7.4%	$69,628	8.1%	$99,639	7.9%	$77,611	10.0%	$177,250	8.7%
Real estate:
Residential	11,834	2.9	51,209	6.0	63,043	5.0	52,249	6.8	115,292	5.6
Multifamily residential	58,320	14.3	143,048	16.6	201,368	15.9	79,332	10.3	280,700	13.7
Owner occupied CRE	148,734	36.5	289,614	33.7	438,348	34.6	55,782	7.2	494,130	24.2
Non-owner occupied CRE	158,576	38.9	302,236	35.1	460,812	36.3	507,626	65.6	968,438	47.4
Construction and land	—	—	4,742	—	4,742	—	382	0.0	5,124	—
Total real estate	377,464		790,849		1,168,313		695,371		1,863,684
Consumer	45	—%	1	—%	46	—%	703	0.1%	749	—%
Total loans	$407,520		$860,478		$1,267,998		$773,685		$2,041,683

December 31, 2024
Commercial and industrial	$29,922	7.8%	$66,163	8.3%	$96,085	8.1%	$77,863	10.1%	$173,948	8.9%
Real estate:
Residential	11,140	2.9	41,609	5.2	$52,749	4.5	56,913	7.4	109,662	5.6
Multifamily residential	37,236	9.7	114,806	14.4	152,042	12.8	73,152	9.5	225,194	11.5
Owner occupied CRE	158,486	41.1	280,631	35.1	439,117	37.1	60,798	7.9	499,915	25.6
Non-owner occupied CRE	148,710	38.6	294,779	36.9	443,489	37.4	498,633	64.9	942,122	48.2
Construction and land	—	—	1,090	0.1	1,090	0.1	425	0.1	1,515	0.1
Total real estate	355,572		732,915		1,088,487		689,921		1,778,408
Consumer	5	—%	1	—%	6	—%	385	0.1%	391	—%
Total loans	$385,499		$799,079		$1,184,578		$768,169		$1,952,747

(1)	Includes Alameda, Contra Costa, Solano, Sonoma, Marin, San Francisco, San Mateo and Santa Clara counties.
(2)	Includes loans in Sacramento and Northern California counties totaling $88.5 million and loans in Los Angeles and Orange counties totaling $564.2 million at September 30, 2025. At December 31, 2024, loans in Sacramento and Northern California counties and loans in Los Angeles and Orange counties totaled $86.4 million and $537.1 million, respectively.
(3)	Includes loans primarily in the states of Colorado, New Mexico and Washington. At September 30, 2025, loans in Colorado, New Mexico and Washington totaled $137.4 million, $71.5 million and $85.4 million, respectively. At December 31, 2024, loans in Colorado, New Mexico and Washington totaled $134.9 million, $84.6 million and $83.4 million, respectively.

Acquired loans. As of September 30, 2025, our total loan portfolio included $245.1 million, or 12.0%, of loans acquired through business combinations (all of which were recorded at their estimated fair values as of the time of acquisition), of which $134.4 million had no remaining net premium or discount.

As of September 30, 2025, acquired non-PCD loans totaled $110.7 million, with a remaining net premium of $1.4 million, compared to $140.6 million with a remaining net premium of $1.8 million as of December 31, 2024. The net premium for acquired non-PCD loans includes a credit discount based on estimated losses in the acquired loans, partially offset by any premium based on market interest rates on the date of acquisition.

As of September 30, 2025, acquired PCD loans totaled $17.7 million, with a remaining net non-credit discount of $1.3 million, compared to $24.0 million with a remaining net non-credit discount of $1.5 million as of December 31, 2024.

Nonperforming assets and loans.  Nonperforming assets generally consist of nonperforming loans and other real estate owned (“OREO”). Nonperforming loans include nonaccrual loans and accruing loans 90 days or more past due. Nonperforming assets increased $4.4 million to $13.9 million, or 0.68% of total loans, at September 30, 2025, compared to $9.5 million, or 0.48% of total loans, at December 31, 2024. The Company held no OREO at either date.

Nonperforming loans totaled $13.9 million, or 0.68% of total loans, at September 30, 2025, compared to $9.5 million, or 0.48% of total loans, at December 31, 2024. The increase in nonperforming loans was primarily due to 11 new commercial real estate loans (secured by various types of real estate) totaling $12.2 million being placed on nonaccrual status during the nine months ended September 30, 2025, and to a lesser extent a $175,000 increase in loans 90 days or more past due and still accruing, which were in the process of collection. These increases were partially offset by payoffs of nine nonaccrual loans totaling $5.8 million, one $3.2 million non-accrual loan returned to accrual status as the loan is current and in the process of collection, and one fully charged off nonaccrual loan of $105,000. The rise in nonperforming loans reflects elevated credit risk primarily within the commercial and industrial and commercial real estate portfolios. At September 30, 2025, nonaccrual loans included $8,000 of loans 30–89 days past due and $8.4 million of loans less than 30 days past due. The $8.4 million of nonaccrual loans less than 30 days past due consisted of 18 loans, all of which were placed on nonaccrual due to borrower-specific financial concerns, indicators of credit deterioration, and other credit related factors, which provided reasonable doubt about the full collectability of principal and interest, rather than delinquency. At December 31, 2024, nonaccrual loans included $643,000 of loans 30–89 days past due and no loans less than 30 days past due.

Of the nonperforming loans at September 30, 2025, approximately $939,000 were guaranteed by governmental agencies, compared to $2.0 million at December 31, 2024. The decrease in government-guaranteed nonaccrual loans reflects the runoff of previously guaranteed balances without comparable additions during the current nine-month period.

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

Modified loans to borrowers experiencing financial difficulty as of September 30, 2025 and December 31, 2024, totaled $1.4 million and $2.7 million, respectively. All such modified loans were on nonaccrual status as of each respective reporting date. Modified loans that are accruing and performing in accordance with their modified terms are not classified as nonperforming loans, as they continue to accrue interest and demonstrate satisfactory payment performance despite their modified terms. There were no such modified loans at September 30, 2025 and December 31, 2024. The related allowance for credit losses on individually evaluated modified loans was none and $24,000 at September 30, 2025 and December 31, 2024, respectively.

The following table provides information regarding nonperforming loans, nonperforming assets and modified loans as of the dates indicated:

	September 30,	December 31,
	2025	2024

	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Commercial and industrial	$863	$293
Real estate:
Residential	753	1,103
Multifamily residential	55	77
Owner occupied CRE	4,127	4,284
Non-owner occupied CRE	7,679	3,486
Construction and land	—	—
Total real estate	12,614	8,950
Consumer	—	4
Total nonaccrual loans	13,477	9,247
Accruing loans 90 days or more past due	395	220
Total nonperforming loans	13,872	9,467
Real estate owned	—	—
Total nonperforming assets (1)	$13,872	$9,467
Modified loans to borrowers experiencing financial difficulty – performing	$—	$—
PCD loans	$17,113	$22,450
Nonperforming assets to total assets (1)	0.53%	0.36%
Nonperforming loans to total loans (1)	0.68%	0.48%

(1)

Performing modified loans to borrowers experiencing financial difficulty are neither included in nonperforming loans above nor are they included in the numerators used to calculate these ratios. There were no performing modified loans at September 30, 2025 or December 31, 2024.

Interest foregone on nonaccrual loans was approximately $257,000 and $896,000 for the three and nine months ended September 30, 2025, compared to $397,000 and $1.1 million for the three and nine months ended September 30, 2024. Interest income recognized on nonaccrual loans was approximately $70,000 and $136,000 for the three and nine months ended September 30, 2025, and $7,400 and $93,600 for the three and nine months ended September 30, 2024, respectively.

Allowance for credit losses for loans.  The allowance for credit losses is determined by the Company on a quarterly basis, although management monitors the appropriate level of the allowance more frequently. We assess the allowance for credit losses based on three categories: (i) originated loans, (ii) acquired non-PCD loans, and (iii) acquired PCD loans. The allowance for credit losses reflects management’s estimate of current expected credit losses inherent in the loan portfolios. The computation includes elements of judgment and high levels of subjectivity.

At September 30, 2025, the Company’s allowance for credit losses for loans was $20.8 million, or 1.02% of total loans, compared to $17.9 million, or 0.92% of total loans, at December 31, 2024. Management currently believes that the $20.8 million allowance for credit losses at September 30, 2025 is adequate to absorb expected credit losses inherent in the Company’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The increase in the allowance for credit losses at September 30, 2025 compared to December 31, 2024, was primarily attributable to growth in the loan portfolio, an increase in the reserve for pooled loans, the replenishment of the allowance during the period, and to a lesser extent, an increase in the reserve for individually evaluated loans. The increase in the allowance for credit losses on pooled loans primarily reflected higher quantitative reserves resulting from the Company’s annual update to its CECL model methodology. The update incorporated more recent economic data and revised segment-specific peer group comparisons, which together contributed to a higher modeled reserve level. To a lesser extent, the increase also reflected a higher forecasted national unemployment rate, a weaker outlook for national gross domestic product and loan growth during the quarter, as well as changes in the risk level of one qualitative factor. Specifically, the Company incorporated an increase in forecasted national unemployment and a decline in projected national gross domestic product (“GDP”) at September 30, 2025, as compared to December 31, 2024.  Both of these are key economic indicators used in estimating expected credit losses under the CECL, model.

Net charge-offs were $833,000 and $948,000 for the three and nine months ended September 30, 2025, compared to net charge-offs of $1.5 million and $5.0 million for the three and nine months ended September 30, 2024, respectively. The lower net charge-offs primarily reflect fewer nonaccrual loan charge-offs, as well as payoffs and collections on previously nonaccrual loans. Approximately $8.4 million of nonaccrual loans were less than 30 days past due as of September 30, 2025, and were placed on nonaccrual primarily due to borrower-specific financial concerns or elevated risk in the underlying collateral rather than payment delinquency. The Company continues to monitor these loans closely, and certain loans may return to accrual status if the borrowers’ financial positions stabilize and full collection of principal and interest becomes probable.

The following table presents certain credit ratios at the dates and for the periods indicated and each component of the ratio’s calculations:

	At and for the nine months ended September 30,
	2025	2024

	(Dollars in thousands)
Allowance for credit losses on loans as a percentage of total loans outstanding at period end	1.02%	0.96%
Allowance for credit losses on loans	$20,800	$18,310
Total loans outstanding	2,042,337	1,912,105

Nonaccrual loans as a percentage of total loans outstanding at period end	0.66%	0.51%
Total nonaccrual loans	$13,477	$9,707
Total loans outstanding	2,042,337	1,912,105

Allowance for credit losses on loans as a percentage of nonaccrual loans at period end	154.34%	188.63%
Allowance for credit losses on loans	$20,800	$18,310
Total nonaccrual loans	13,477	9,707

Net charge-offs during period to average loans outstanding:
Commercial and industrial:	0.10%	0.81%
Net charge-offs	$172	$1,319
Average loans outstanding	181,018	163,178
Construction and land:	—%	—%
Net charge-offs	$—	$—
Average loans outstanding	6,116	8,248
Commercial real estate:	0.05%	0.23%
Net charge-offs	$770	$3,772
Average loans outstanding	1,697,880	1,622,223
Residential:	—%	(0.11)%
Net charge-offs	$—	$(99)
Average loans outstanding	107,077	91,078
Consumer:	0.97%	0.15%
Net charge-offs	$6	$1
Average loans outstanding	621	648
Total loans:	0.05%	0.26%
Total net charge-offs	$948	$4,993
Total average loans outstanding	1,992,713	1,885,374

As of September 30, 2025, the Company individually evaluated $18.8 million in loans, inclusive of the $13.5 million of nonperforming loans. Of these individually evaluated loans, $4.7 million had a specific allowance totaling $868,000 as of September 30, 2025. As of December 31, 2024, the Company individually evaluated $17.4 million in loans, inclusive of the $9.2 million of nonperforming loans, with $2.7 million having a specific allowance totaling $392,000.

Management considers the allowance for credit losses for loans at September 30, 2025 to be adequate to cover expected credit losses inherent in the loan portfolio based on the assessment of current portfolio performance, historical loss experience, and relevant qualitative and quantitative factors, including current economic conditions and reasonable and supportable forecasts. While management believes the estimates and assumptions used in determining the adequacy of the allowance are reasonable, actual credit losses may differ from those expected. Changes in economic conditions, borrower performance, or other factors could result in actual losses exceeding the current allowance, which could adversely affect the Company’s financial condition and results of operations. In addition, the methodology, assumptions, and judgments used in determining the allowance for credit losses is subject to review by bank regulators, as part of their routine examination process, which may result in adjustments to the provision for credit losses based upon information available to them at the time of their examination.

Deposits.  Deposits are our primary source of funding and generally consist of core deposits from the communities served by our branch and office locations. We offer a variety of deposit accounts with a competitive range of interest rates and terms to both consumers and businesses. Deposits include interest bearing and noninterest bearing demand accounts, savings accounts, money market accounts, certificates of deposit and individual retirement accounts. These accounts earn interest at rates established by management based on competitive market factors, management’s desire to increase certain product types or maturities, and consistent with our asset/liability, liquidity and profitability objectives. Competitive products, competitive pricing and high touch client service are important to attracting and retaining these deposits.

Total deposits decreased $5.9 million, or 0.3%, to $2.2 billion at September 30, 2025, compared to December 31, 2024. At September 30, 2025, noninterest-bearing demand deposits totaled $618.1 million, or 27.7% of total deposits, compared to $689.0 million, or 30.8% of total deposits, at December 31, 2024, representing a decrease of $70.9 million. From December 31, 2024 to September 30, 2025, interest-bearing deposits generally increased, with money market accounts increasing $55.8 million, NOW accounts increasing $9.2 million, and time deposits increasing $10.8 million. In contrast, savings accounts declined $10.9 million during the same period. Time deposits included no brokered deposits as of September 30, 2025, compared to $35.5 million of brokered deposits at December 31, 2024.

The overall decline in total deposits primarily reflects the reduction in noninterest-bearing demand deposits, partially offset by growth in interest-bearing deposit accounts. The shift in deposit composition reflects continued customer migration toward interest-bearing products in response to the prevailing rate environment. The decrease in brokered time deposits also contributed to the net decline in deposit balances. Management continues to monitor deposit mix and pricing strategies in the context of funding costs, liquidity needs, and interest rate risk.

We consider our deposit base to be seasoned, stable and well-diversified, and we do not have any significant industry concentrations among our non-insured deposits. We also offer an insured cash sweep product (ICS) that allows customers to insure deposits above FDIC insurance limits. At September 30, 2025, our average deposit account size (excluding public funds), calculated by dividing period-end deposits by the population of accounts with balances, was approximately $63,000. See “Note 17 – Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for information regarding our top ten depositors.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered at the dates indicated.

	September 30,	December 31,
	2025	2024	% Change

	(Dollars in thousands)
Demand deposits (1)	$618,055	$688,996	(10.3)%
NOW accounts	270,650	261,430	3.5
Saving	71,431	82,300	(13.2)
Money market	700,703	644,880	8.7
Time deposits	567,213	556,403	1.9
Total	$2,228,052	$2,234,009	(0.3)%
(1)	Noninterest bearing.

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

At September 30, 2025 and December 31, 2024, we could borrow up to $595.0 million and $540.2 million, respectively, from the FHLB of San Francisco. At both September 30, 2025 and December 31, 2024, there were no FHLB advances outstanding.

The Bank has been approved for discount window advances from the FRB of San Francisco secured by certain types of loans. At September 30, 2025 and December 31, 2024, we had the ability to borrow up to $43.4 million and

$41.9 million, respectively, from the FRB of San Francisco. At both September 30, 2025 and December 31, 2024, we had no FRB of San Francisco advances outstanding.

We may also utilize Fed Funds purchased from correspondent banks as a source of short-term funding. At both September 30, 2025 and December 31, 2024, we had a total of $65.0 million in federal funds lines available from third-party financial institutions and no balances outstanding at these dates.

At both September 30, 2025 and December 31, 2024, the Company had outstanding junior subordinated deferrable interest debentures, net of fair value adjustments, assumed in connection with its previous acquisitions totaling $8.7 million and $8.6 million, respectively.

At September 30, 2025, the Company had no outstanding subordinated debt, net of costs to issue compared to $63.7 million at December 31, 2024.

We are required to provide collateral for certain local agency deposits. At both September 30, 2025 and December 31, 2024, the FHLB of San Francisco had issued letters of credit on behalf of the Bank totaling $41.1 million, as collateral for local agency deposits.

Shareholders’ equity. Shareholders’ equity increased $9.9 million, to $334.3 million at September 30, 2025 from $324.4 million at December 31, 2024. The increase in shareholders’ equity primarily was due to $17.1 million of net income earned during the first nine months of 2025 and $5.0 million in other comprehensive income, net of taxes, which primarily reflected changs in the unrealized gain on available-for-sale securities. These increases were partially offset by the repurchase of $6.1 million of Company common stock and $6.6 million of cash dividends paid or accrued during the period. During the nine months ended September 30, 2025, the Company repurchased a total of 232,543 shares of its common stock at a total cost of $6.1 million and an average price of $26.24 per share, leaving 231,555 shares available for future purchases under the current stock repurchase plan. For additional information see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

Comparison of Results of Operations for the Three and Nine months Ended September 30, 2025 and 2024

Earnings summary.  Net income was $5.0 million for the three months ended September 30, 2025, compared to $6.0 million for the three months ended September 30, 2024, a decrease of $1.0 million or 13.6%. The decrease was primarily as a result of a $1.7 million increase in provision for credit losses and a $496,000 decrease in noninterest income, partially offset by a $543,000 increase in net interest income, a $128,000 decrease in noninterest expense, and a $543,000 decrease in provision for income taxes. Basic and diluted earnings per share were $0.46 for the three months ended September 30, 2025, compared to $0.54 for the three months ended September 30, 2024.

Net income was $17.1 million for the nine months ended September 30, 2025, compared to $17.5 million for the nine months ended September 30, 2024, a decrease of $421,000 or 2.4%. The decrease was primarily a result of a $2.2 million increase in provision for credit losses and a $1.1 million decrease in noninterest income, partially offset by a $1.9 million increase in net interest income, a $468,000 decrease in noninterest expense, and a $468,000 decrease in provision for income taxes. Basic and diluted earnings per share were $1.55 for both the nine months ended September 30, 2025 and 2024.

Our efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income before provision for credit losses and noninterest income, was 62.15% and 63.88% for the three and nine months ended September 30, 2025, compared to 62.76% and 65.20% for the three and nine months ended September 30, 2024, respectively. The improvement in the efficiency ratio for the three-month period was primarily driven by higher net interest income and a modest reduction in noninterest expense. For the nine-month period, the improvement was due to a decrease in noninterest expense and a slight increase in total revenue, as higher net interest income more than offset a decline in noninterest income.

Interest income.  Interest income for the three months ended September 30, 2025 was $35.0 million, compared to $33.4 million for the three months ended September 30, 2024, an increase of $1.5 million or 4.6%. Increased yields earned on interest-earning assets, along with an increase in the average balance of loans, were the primary drivers of the increase in interest income, partially offset by decreases in the average balances of investment securities and fed funds sold and interest bearing balances in banks.

Interest income on loans, including fees, increased $3.0 million, or 11.4%, to $29.2 million for the three months ended September 30, 2025 from $26.2 million for the three months ended September 30, 2024, due to a $148.3 million increase in the average balance of loans and a 17 basis point increase in the average loan yield. The average balance of loans was $2.0 billion for the third quarter of 2025, compared to $1.9 billion for the third quarter of 2024. The average yield on loans was 5.70% for the third quarter of 2025, compared to 5.53% for the third quarter of 2024. The increase in the average yield on loans reflected increased rates on variable rate loans, as well as new loans being originated at higher market interest rates.

Interest income on loans for the three months ended September 30, 2025 and 2024 included $155,000 and $114,000 in accretion of the net discount on acquired loans and revenue from PCD loans in excess of discounts. Remaining net discounts on these acquired loans totaled $146,000 and $449,000 at September 30, 2025 and 2024, respectively. Additionally, interest income on loans for the three months ended September 30, 2025 and 2024, included $119,000 and $12,000, respectively, in fees related to prepayment penalties.

Interest income on investment securities decreased $78,000, or 3.3%, to $2.3 million for the three months ended September 30, 2025, compared to $2.4 million for the three months ended September 30, 2024, as a result of decreases in the average balance, with the average yield remaining unchanged at 4.60% for both periods. The average balance of investment securities totaled $199.8 million for the three months ended September 30, 2025, compared to $207.0 million for the three months ended September 30, 2024. In addition, during the third quarter of 2025, we received $401,000 in cash dividends on our FRB and FHLB stock, compared to $393,000 during the third quarter of 2024.

Interest income on federal funds sold and interest-bearing balances in banks decreased $1.4 million, or 31.6%, to $3.0 million for the three months ended September 30, 2025, compared to $4.4 million for the three months ended September 30, 2024, as a result of changes in the average yield and average balance. The average yield decreased 89 basis points to 4.44% for the three months ended September 30, 2025, compared to 5.43% for the three months ended September 30, 2024, reflecting the effects of Federal Reserve rate reductions during the second half of 2024. The average balance of federal funds sold and interest-bearing balance in banks totaled $269.8 million and $323.6 million for the three months ended September30, 2025 and 2024, respectively.

Interest income for the nine months ended September 30, 2025 was $101.0 million, compared to $97.6 million for the nine months ended September 30, 2024, an increase of $3.4 million or 3.6%. The increase reflects increases in interest income on loans and investment securities, partially offset by decreases in federal funds sold and interest-bearing balances in banks. Increased yields earned on interest-earning assets, along with an increase in the average balances of loans and investment securities, were the primary drivers for the increase in interest income, partially offset by a decrease in the average balance of and yield on fed funds sold and interest bearing balances in banks.

Interest income on loans, including fees, increased $7.8 million, or 10.2%, to $84.3 million for the nine months ended September 30, 2025 from $76.5 million for nine months ended September 30, 2024, primarily due to a $108.2 million increase in the average balance of loans and a 24 basis point increase in the average loan yield. The average balance of loans was $2.0 billion for the nine months ended September 30 2025, compared to $1.9 billion for the nine months ended September 30, 2024. The average yield on loans was 5.66% for the nine months ended September 30, 2025, compared to 5.42% for the nine months ended September 30, 2024. The increase in the average yield on loans was due to the impact of increased rates on variable rate loans as well as new loans being originated at higher market interest rates.

Interest income on loans for the nine months ended September 30, 2025 and 2024 included $579,000 and $107,000 in accretion of the net discount on acquired loans and revenue from PCD loans in excess of discounts, as well as $391,000 and $259,000, respectively, in fees related to prepayment penalties.

Interest income on investment securities increased $645,000, or 9.9%, to $7.2 million for the nine months ended September 30, 2025, compared to $6.5 million for the nine months ended September 30, 2024. The average yield on investment securities increased 22 basis points to 4.67% for the nine months ended September 30, 2025, compared to

4.45% for the nine months ended September 30, 2024. The increase in average yield was due to higher market interest rates on newly purchased securities. The average balance of investment securities totaled $205.5 million for the nine months ended September 30, 2025, compared to $196.0 million for the nine months ended September 30, 2024. In addition, during both the nine months ended September 30, 2025 and 2024, we received $1.2 million in cash dividends on our FRB and FHLB stock.

Interest income on federal funds sold and interest-bearing balances in banks decreased $4.9 million, or 37.4%, to $8.4 million for the nine months ended September 30, 2025, compared to $13.3 million for the nine months ended September 30, 2024, as a result of changes in the average yield and average balance. The average yield decreased 101 basis points to 4.45% for the nine months ended September 30, 2025, compared to 5.46% for the nine months ended September 30, 2024, reflecting the effects of Federal Reserve rate reductions during the second half of 2024. The average balance totaled $251.1 million for the nine months ended September 30, 2025, compared to $326.7 million for the nine months ended September 30, 2024.

Interest expense.  Interest expense increased $981,000, or 9.3%, to $11.5 million for the three months ended September 30, 2025, compared to $10.6 million for the three months ended September 30, 2024. The increase was primarily due to increased interest expense on subordinated debt, which included $835,000 of amortized debt issuance costs recognized in connection with the Company’s redemption of its subordinated notes during the current quarter, and to a lesser extent, higher deposit rates, reflecting increased market rates and competitive pricing pressures.

Interest expense on deposits increased $330,000, or 3.5%, to $9.8 million for the three months ended September 30, 2025, compared to $9.4 million for the same period in 2024. The increase was due to higher overall average deposit balances, partially offset by lower rates on time deposits. The average rate paid on money market accounts decreased five basis points to 2.42% during the third quarter of 2025, compared to 2.47% in the same period of 2024, and the average rate on time deposits declined 34 basis points to 3.73%, compared to 4.07% for the prior-year period. The average cost of all interest-bearing deposits was 2.41% for the three months ended September 30, 2025, compared to 2.45% for the three months ended September 30, 2024. The overall average cost of deposits was 1.74% for the third quarter of 2025, compared to 1.75% for the third quarter of 2024. The average cost of total interest-bearing liabilities was 2.73% for the third quarter of 2025, compared to 2.54% for the third quarter of 2024.

Total average interest-bearing liabilities increased $67.8 million, or 4.2%, to $1.7 billion for the three months ended September 30, 2025, compared to $1.6 billion for the three months ended September 30, 2024. The average balance of interest-bearing deposits increased to $1.6 billion for the three months ended September 30, 2025, from $1.5 billion for the same period in 2024. Within this category, the average balance of money market accounts rose $21.5 million, or 3.2%, to $685.6 million, while time deposits increased $74.0 million, or 5.1%, to $586.3 million. In contrast, average balances for savings accounts declined over the same period.

The average balance of noninterest-bearing deposits increased $1.6 million, or 0.3%, to $617.5 million for the three months ended September 30, 2025, compared to $615.8 million for the same period in 2024. This shift in deposit composition from noninterest-bearing demand deposits and savings accounts to interest-bearing time, NOW, and money market accounts reflects continued customer migration toward higher-yielding products in response to prevailing market rates and competitive offerings.

Interest expense on borrowings increased $650,000 or 58.4%, to $1.8 million for the three months ended September 30, 2025, compared to $1.1 million for the three months ended September 30, 2024. The increase was primarily due to the acceleration of the amortization of deferred debt issuance costs. The average cost of total borrowings increased to 11.4% for the three months ended September 30, 2025, compared to 6.1% for the three months ended September 30, 2024, and amortization of deferred debt issuance costs negatively impacted the average cost of interest-bearing liabilities by 19 basis points in 2025, compared to minimal impact in 2024. The average balance of borrowings decreased $10.9 million to $61.4 million during the three months ended September 30, 2025, compared to $72.3 million during the three months ended September 30, 2024.

Interest expense increased $1.6 million, or 5.3%, to $31.6 million for the nine months ended September 30, 2025, compared to $30.0 million for the nine months ended September 30, 2024. The increase reflects higher funding costs, primarily due to increased market rates on money market accounts and a higher average balance of money market and time deposit accounts, partially offset by a decline in the average rate paid on time deposits, as well as an increase in interest expense on subordinated debt, which included $835,000 of amortized debt issuance costs recognized in connection with the Company’s redemption of all outstanding subordinated debt during the current quarter. The average rate paid on interest-bearing liabilities was 2.59% for the nine months ended September 30, 2025, compared to 2.52% for the nine months ended September 30, 2024. Total average interest-bearing liabilities increased $42.5 million, or 2.7%, to $1.6 billion for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.

Interest expense on deposits increased $992,000, or 3.87%, to $27.7 million for the nine months ended September 30, 2025, compared to $26.7 million for the nine months ended September 30, 2024. The increase was driven by higher rates paid on money market accounts and, to a lesser extent, an increase in the average balance of time deposits and money market accounts, partially offset by a decrease in the rate paid on time deposits. Rates on money market accounts increased four basis points during the nine months ended September 30, 2025, compared to the same period in 2024, while rates on time deposits decreased 24 basis points. The average balance of money market accounts increased $25.9 million, or 4.0%, to $668.0 million for the nine months ended September 30, 2025, compared to $642.1 million for the nine months ended September 30, 2024.  The average balance of time deposits increased $46.0 million, or 9.1%, to $552.4 million for the nine months ended September 30, 2025, compared to $506.4 million for the same period the prior year.

The overall average cost of deposits for the nine months ended September 30, 2025 and 2024 was 1.70% and 1.66%, respectively. The average rate paid on all interest-bearing deposits increased two basis points to 2.37% for the nine months ended September 30, 2025, compared to 2.35% for the nine months ended September 30, 2024. The average balance of interest-bearing deposits totaled $1.6 billion for the nine months ended September 30, 2025, compared to $1.5 billion for the nine months ended September 30, 2024. Meanwhile, the average balance of noninterest-bearing deposits decreased $16.6 million, or 2.7%, to $608.8 million for the nine months ended September 30, 2025 compared to $625.3 million for the nine months ended September 30, 3024.

Interest expense on borrowings increased $600,000, or 18.0%, to $3.9 million for the nine months ended September 30, 2025, compared to $3.3 million for the nine months ended September 30, 2024. The increase was primarily due to the amortization and acceleration of deferred debt issuance costs, partially offset by a 129 basis point decrease in the average rate paid on junior subordinated debentures. The average cost of total borrowings increased to 7.65% for the nine months ended September 30, 2025, compared to 6.15% for the nine months ended September 30, 2024. The average balance of borrowings decreased $3.5 million to $68.7 million during the nine months ended September 30, 2025, compared to $72.3 million during the nine months ended September 30, 2024.

Net interest income and net interest margin. Net interest income increased $544,000 million, or 2.4%, to $23.4 million for the three months ended September 30, 2025, compared to $22.9 million for the three months ended September 30, 2024. The increase in net interest income primarily reflects increases in interest income on loans, which rose by $3.0 million or 11.4%, due to higher average balances and yields. This was partially offset by decreases in interest income on fed funds sold and interest-bearing balances in banks and investment securities, which declined by $1.5 million or 30.6%, as well as higher interest expense on deposits and subordinated debt, which increased by $1.0 million or 9.3%. Average interest-earning assets increased $87.5 million, or 3.6%, compared to the third quarter of 2024.

The average annualized yield on interest-earning assets was 5.49% for the three months ended September 30, 2025, representing a four basis point increase from 5.45% for the three months ended September 30, 2024. This increase reflects the repricing of adjustable-rate loans and securities to higher rates, as well as the origination of new loans and the purchase of new securities at higher rates. The average annualized cost of interest-bearing liabilities was 2.73% for the three months ended September 30, 2025, representing a 11 basis point increase from 2.62% for the three months ended September 30, 2024. As a result, the annualized net interest margin declined to 3.68% for the three months ended September 30, 2025, compared to 3.73% for the same period in 2024. The decline in the net interest margin was due to the amortization of debt issuance costs and the rate paid on interest-bearing liabilities rising faster than the yield on interest earning assets.

Net interest income increased $1.9 million, or 2.8%, to $69.5 million for the nine months ended September 30, 2025, compared to $67.6 million for the nine months ended September 30, 2024. The increase was primarily driven by a $7.8 million, or 10.2%, increase in interest income on loans, reflecting both higher average balances and yields. Interest income on investment securities also rose by $645,000 or 9.9%. These increases were partially offset by a $5.0 million, or

37.4%, decline in interest income on fed funds sold and interest-bearing balances in banks, and a $1.6 million, or 5.3%, increase in interest expense, primarily due to higher rates on subordinated debt and time deposits.

The average annualized yield on interest-earning assets was 5.47% for the nine months ended September 30, 2025, representing a 10 basis point increase from 5.37% for the nine months ended September 30, 2024. The average cost of interest-bearing liabilities increased to 2.59%, up seven basis points from 2.52% in the prior-year period. As a result, the annualized net interest margin improved to 3.76% for the nine months ended September 30, 2025, compared to 3.72% for the same period in 2024. The expansion in net interest margin was primarily due to the increase in yields on interest-earning assets, which outpaced the increase in the cost of interest-bearing liabilities.

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

	Three months ended September 30,
	2025				2024
				Annualized			Annualized
	Average			Average	Average		Average
	Balance(4)	Interest		Yield/Cost	Balance(4)	Interest	Yield/Cost

	(Dollars in thousands)
Interest earning assets
Fed Funds sold and interest bearing balances in banks	$269,795	$	$ 3,017	4.44%	$323,629	$4,414	5.43%
Investments securities	199,789		2,315	4.60%	207,033	2,393	4.60%
FHLB Stock	11,524		253	8.70%	11,313	243	8.55%
FRB Stock	9,655		145	5.94%	9,643	144	5.92%
Total loans (1)	2,034,570		29,220	5.70%	1,886,231	26,232	5.53%
Total interest earning assets	2,525,333		34,950	5.49%	2,437,849	33,426	5.45%
Noninterest earning assets	132,407				134,801
Total average assets	$2,657,740				$2,572,650
Interest bearing liabilities
Savings	$73,657		$ 23	0.12%	$92,225	30	0.13%
NOW accounts	267,115		59	0.09%	265,397	63	0.09%
Money market	685,625		4,187	2.42%	664,114	4,116	2.47%
Time deposits	586,265		5,508	3.73%	512,229	5,239	4.07%
Total interest bearing deposit accounts	1,612,662		9,777	2.41%	1,533,965	9,448	2.45%
Subordinated debt, net	52,742		1,571	11.82%	63,667	892	5.58%
Junior subordinated debentures, net	8,694		193	8.78%	8,612	221	10.22%
Other borrowings	—		—	—	16	—	—
Total interest bearing liabilities	1,674,098		11,541	2.73%	1,606,260	10,561	2.62%
Noninterest bearing deposits	617,481				615,844
Other noninterest bearing liabilities	31,533				31,203
Noninterest bearing liabilities	649,014				647,047
Total average liabilities	2,323,112				2,253,307
Average equity	334,610				319,343
Total average liabilities and equity	$2,657,722				$2,572,650
Net interest income			$23,409			$22,865

Interest rate spread (2)				2.76%			2.83%
Net interest margin (3)				3.68%			3.73%
Ratio of average interest earning assets to average interest bearing liabilities				150.85%			151.77%

(1)	Loan average balances are net of deferred origination fees and costs. Non-accrual loans are included in the average balances. Interest income on non-accruing loans is reflected in the period that it is collected, to the extent it is not applied to principal.
(2)	Interest rate spread is calculated as the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(3)	Net interest margin is calculated as net interest income divided by total average interest earning assets.
(4)	Average balances are computed using average daily balances.

	Nine months ended September 30,
	2025				2024

	(Dollars in thousands)
				Annualized			Annualized
	Average			Average	Average		Average
	Balance (4)	Interest		Yield/Cost	Balance (4)	Interest	Yield/Cost

	(Dollars in thousands)
Interest earning assets
Fed Funds sold and interest-bearing balances in banks	$251,077	$	$ 8,359	4.45%	$326,658	$13,348	5.46%
Investments securities	205,456		7,175	4.67%	195,998	6,530	4.45%
FHLB Stock	11,441		750	8.76%	11,313	762	9.00%
FRB Stock	9,651		434	6.01%	9,633	433	6.01%
Total loans (1)	1,993,602		84,331	5.66%	1,885,402	76,503	5.42%
Total interest earning assets	2,471,227		101,049	5.47%	2,429,004	97,576	5.37%
Noninterest earning assets	132,657				133,248
Total average assets	$2,603,884				$2,562,252
Interest bearing liabilities
Savings	$76,790		$ 71	0.12%	$95,246	93	0.13%
NOW accounts	266,281		178	0.09%	273,732	189	0.09%
Money market	668,043		11,886	2.38%	642,128	11,238	2.34%
Time deposits	552,383		15,534	3.76%	506,364	15,157	4.00%
Total interest bearing deposit accounts	1,563,497		27,669	2.37%	1,517,470	26,677	2.35%
Subordinated debt, net	60,056		3,354	7.47%	63,669	2,676	5.61%
Junior subordinated debentures, net	8,673		577	8.90%	8,593	656	10.19%
Other borrowings	11		—	—%	20	—	—%
Total interest bearing liabilities	1,632,237		31,600	2.59%	1,589,752	30,009	2.52%
Noninterest bearing deposits	608,757				625,310
Other noninterest bearing liabilities	31,172				30,449
Noninterest bearing liabilities	639,929				655,759
Total average liabilities	2,272,166				2,245,511
Average equity	331,718				316,741
Total average liabilities and equity	$2,603,884				$2,562,252
Net interest income			$69,449			$67,567

Interest rate spread (2)				2.88%			2.85%
Net interest margin (3)				3.76%			3.72%
Ratio of average interest earning assets to average interest bearing liabilities				151.40%			152.79%

(1)	Loan average balances are net of deferred origination fees and costs. Non-accrual loans are included in the average balances. Interest income on non-accruing loans is reflected in the period that it is collected, to the extent it is not applied to principal.
(2)	Interest rate spread is calculated as the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(3)	Net interest margin is calculated as net interest income divided by total average interest earning assets.
(4)	Average balances are computed using average daily balances.

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

	Three months ended September 30,			Nine months ended September 30,
	2025 compared to 2024			2025 compared to 2024
	Increase/(Decrease)			Increase/(Decrease)
	Attributable to			Attributable to
	Rate	Volume	Total	Rate	Volume	Total

	(Dollars in thousands)			(Dollars in thousands)
Interest earning assets
Fed funds sold and interest bearing balances in banks	$(661)	$(736)	$(1,397)	$(1,903)	$(3,086)	$(4,989)
Investments securities	6	(84)	(78)	330	315	645
FHLB stock and FRB stock	7	4	11	(20)	8	(12)
Total loans	919	2,069	2,988	3,442	4,386	7,828
Total interest income	271	1,253	1,524	1,849	1,623	3,472

Interest bearing liabilities
Savings	(1)	(6)	(7)	(4)	(18)	(22)
NOW accounts	(4)	—	(4)	(6)	(5)	(11)
Money market accounts	(63)	134	71	195	453	648
Time deposits	(490)	759	269	(999)	1,376	377
Total deposit accounts	(558)	887	329	(814)	1,806	992
Subordinated debt, net	833	(154)	679	830	(152)	678
Junior subordinated debentures, net	(30)	2	(28)	(85)	6	(79)
Total interest expense	245	735	980	(69)	1,660	1,591
Net interest income	$26	$518	$544	$1,918	$(37)	$1,881

Provision for credit losses. We recorded a provision for credit losses of $3.0 million and $3.8 million for the three and nine months ended September 30, 2025, compared to $1.2 million and $1.7 million for the three and nine months ended September 30, 2024. The provision for credit losses during the three and nine months ended September 30, 2025, was primarily driven by loan growth, charge-offs during the current quarter, and increased reserves on pooled loans. Net charge-offs totaled $948,000 for the nine months ended September 30, 2025, compared to $5.0 million for nine months ended September 30, 2024. The lower net charge-offs primarily reflect fewer nonaccrual loan charge-offs, as well as payoffs and collections on previously nonaccrual loans. Approximately $8.4 million of nonaccrual loans were less than 30 days past due as of September 30, 2025, and were placed on nonaccrual primarily due to borrower-specific financial concerns or elevated risk in the underlying collateral rather than payment delinquency. The Company continues to monitor these loans closely, and certain loans may return to accrual status if the borrowers’ financial positions stabilize and full collection of principal and interest becomes probable.

Noninterest income. Noninterest income decreased $497,000, or 18.1%, to $2.2 million for the third quarter of 2025, compared to $2.7 million for the third quarter of 2024. The decrease was primarily due to a $649,000 decrease in gain on equity securities as a result of positive fair value adjustments on these securities due to changes in market conditions, a $73,000 decrease in service charges and other fees, and a $78,000 decrease in other income and fees. These decreases were partially offset by a $224,000 decrease in loss on investment in SBIC fund and a $79,000 increase in loan servicing and other fees.

Noninterest income decreased $1.1 million or 17.3%, to $5.2 million for the nine months ended September 30, 2025, compared to $6.3 million for the nine months ended September 30, 2024. The decrease in noninterest income was primarily due to a $1.1 million decrease in gain on equity securities as a result of positive fair value adjustments on these securities due to changes in market conditions, a $153,000 increase in loss on investment in SBIC fund, and a $114,000 decrease in other income and fees, partially offset by a $212,000 increase in service charges and other fees and a $151,000 increase in loan servicing and other loan fees.

The following table presents the key components of noninterest income for the periods indicated:

	Three months ended September 30,
	2025	2024	$ Change	% Change

	(Dollars in thousands)
Gain on sale of loans	$—	$—	$—	100.0%
Gain on equity securities	771	1,420	(649)	45.7%
Service charges and other fees	825	898	(73)	(8.1)%
Loan servicing and other loan fees	403	324	79	24.4%
Loss on investment in SBIC fund	(29)	(253)	224	(88.5)%
Other income and fees	278	356	(78)	(21.9)%
Total noninterest income	$2,248	$2,745	$(497)	(18.1)%

	Nine months ended September 30,
	2025	2024	$ Change	% Change

	(Dollars in thousands)
Gain on sale of loans	$251	$287	$(36)	(12.5)%
Gain on equity securities	523	1,672	(1,149)	(68.7)%
Service charges and other fees	2,683	2,471	212	8.6%
Loan servicing and other loan fees	1,308	1,157	151	13.1%
Loss on investment in SBIC fund	(365)	(212)	(153)	72.2%
Other income and fees	801	915	(114)	(12.5)%
Total noninterest income	$5,201	$6,290	$(1,089)	(17.3)%

N/M - Not meaningful

Noninterest expense. Noninterest expense decreased $128,000, or 0.8%, to $16.0 million for the three months ended September 30, 2025, compared to $16.1 million for the three months ended September 30, 2024.  The decrease was primarily due to a $726,000 decrease in other expense and a $66,000 decrease in occupancy and equipment expense. The decrease in other expense was due to lower legal and professional service costs, reduced deposit premium amortization, and lower default related expenses. In addition, $400,000 in excess funds were returned to the Bank in the current quarter from a loss reserve account previously established under the California Capital Access Program (CalCAP), which supports small business lending by requiring contributions to a reserve fund that covers potential loan losses. These funds were no longer needed due to strong loan performance. No unused CalCAP funds were returned in the same quarter a year ago. These decreases were offset by a $599,000 increase in salaries and wages, resulting from higher incentive compensation and increased base wages, and a $65,000 increase in data processing expense.

Noninterest expense decreased $468,000 million, or 1.0%, to $47.7 million for the nine months September 30, 2025 compared to $48.2 million for the nine months ended September 30, 2024. The decrease in noninterest expense was primarily due to $1.4 million decrease in other expense due to return of unused CalCAP reserve funds, as discussed above, a reduction in legal and professional service costs, a reduction in FDIC insurance costs and a lower level of fraudulent check losses, partially offset by a $584,000 increase in salaries and wages, resulting from higher incentive compensation and increased base wages, and a $428,000 increase in data processing expense due to newly implemented services in 2025.

The following table details the components of noninterest expense for the periods indicated:

	Three months ended September 30,
	2025	2024	$ Change	% Change

	(Dollars in thousands)
Salaries and related benefits	$10,168	$9,569	$599	6.3%
Occupancy and equipment	2,143	2,209	(66)	(3.0)%
Data processing	2,038	1,973	65	3.3%
Other	1,597	2,323	(726)	(31.3)%
Total noninterest expense	$15,946	$16,074	$(128)	(0.8)%

	Nine months ended September 30,
	2025	2024	$ Change	% Change

	(Dollars in thousands)
Salaries and employee benefits	$29,831	$29,247	$584	2.0%
Occupancy and equipment	6,462	6,496	(34)	(0.5)%
Data processing	5,804	5,376	428	8.0%
Other	5,592	7,038	(1,446)	(20.5)%
Total noninterest expense	$47,689	$48,157	$(468)	(1.0)%

Income taxes.  The provision for income taxes decreased $543,000, or 23.9%, to $1.7 million for the three months ended September 30, 2025, compared to $2.3 million for the three months ended September 30, 2024. The provision for income taxes decreased $421,000, or 2.4%, to $6.1 million for the nine months ended September 30, 2025 compared to $6.5 million for the nine months ended September 30, 2024. These decreases primarily were due to lower taxable income.

The Company’s effective tax rate was 25.7% and 26.2% for the three and nine months ended September 30, 2025, compared to 27.4% and 27.2% for the three and nine months ended September 30, 2024, respectively. The effective tax rate decreased for the three and nine months ended September 30, 2025, compared to the same periods in 2024, primarily due to greater low income housing tax credits in the current quarter.

Liquidity and Capital Resources

Planning for our normal business liquidity needs, both expected and unexpected, is done on a daily and short-term basis through the cash management function. On a longer-term basis, it is accomplished through the budget and strategic planning functions, with support from internal asset/liability management software model projections.

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run off that may occur in the normal course of business. We rely on multiple sources to meet our potential liquidity needs. Our primary sources of funds are deposits, escrow and custodial deposits, principal and interest payments on loans and proceeds from sales of loans. During the nine months ended September 30, 2025, the Bank sold $3.4 million in loan participation interests and received $271.6 million in principal loan repayments. While maturities and scheduled amortizations of loans are generally predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition.

Deposits decreased $6.0 million to $2.2 billion and liquid assets, in the form of cash and cash equivalents and time deposit in banks, decreased $135.8 million to $228.4 million at September 30, 2025 from $364.3 million at December 31, 2024. In addition, investment securities available-for-sale decreased $8.6 million to $187.8 million at September 30, 2025 from $193.3 million at December 31, 2024. Management believes that our securities portfolio is of high quality and that the securities would therefore be marketable. Securities purchased during the nine months ended September 30, 2025 were $11.6 million, while securities repayments, maturities and sales during that period were $24.7 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2025, totaled $460.9 million. It is management’s policy to maintain deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that most of our maturing certificates of deposit will remain with us.

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of September 30, 2025, the Bank had an available borrowing capacity of $595.0 million with the FHLB of San Francisco, with no borrowings outstanding at that date or at December 31, 2024. At September 30, 2025, we had the ability to borrow up to $43.4 million from the FRB of San Francisco, with no borrowings outstanding at that date. The Bank also had, as of that date, federal funds lines with four correspondent banks, with available commitments totaling $65.0 million. There were no amounts outstanding under these facilities at September 30, 2025 and December 31, 2024. Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible.

Liquidity management is both a daily and long-term function of the Company’s management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer-term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and U.S. agency securities. We use our sources of funds primarily to meet our ongoing commitments, to pay maturing deposits and fund withdrawals, and to fund loan commitments. At September 30, 2025, loan commitments and letters of credit totaled $76.8 million, including $5.4 million of undisbursed construction and development loan commitments. For information regarding our commitments, see “Note 17 – Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Information” of Part I of this report.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities for the nine months ended September 30, 2025 and 2024 was $23.0 million and $22.4 million, respectively. During the nine months ended September 30, 2025, net cash used in investing activities was $78.0 million, which consisted primarily of loan fundings and purchases of loans and investment securities, partially offset by proceeds from maturities, repayments and calls of investment securities AFS and normal recuring loan payments and maturities, compared to $19.4 million of net cash used in investing activities for the nine months ended September 30, 2024. Net cash used in financing activities for the nine months ended September 30, 2025 was $80.6 million, which was comprised primarily of the redemption of all of the outstanding Notes, a decrease in noninterest and interest bearing deposits in banks, net, stock repurchases and dividend payments to shareholders, partially offset by an increase in time deposits, net, compared to $9.3 million of net cash used in financing activities during the nine months ended September 30, 2024. Management believes our capital sources are adequate to meet all reasonably foreseeable short-term and long-term cash requirements. There has not been a material change in our liquidity and capital resources since the information disclosed in our 2024 Annual Report other than set forth above. We are not aware of any reasonably likely material changes in the mix and relative cost of such resources.

BayCom Corp is a separate legal entity from the Bank and must provide for its own liquidity. At September 30, 2025, BayCom Corp had liquid assets of $11.1 million. In addition to its operating expenses, BayCom Corp is responsible for paying to its shareholders any dividends that have been declared, funding stock repurchases, and making payments on its junior subordinated debentures. BayCom Corp can receive dividends and other capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends and make other capital distributions.

On August 21, 2025, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.25 per share on the Company’s outstanding common stock, which was paid on September 11, 2025 to shareholders of record as of the close of business on October 9, 2025. The Company expects to continue to pay quarterly cash dividends on its common stock, subject to the Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. Assuming continued payment of the cash dividend at the rate of $0.25 per share, our average total dividend paid each quarter would be approximately $2.7 million based on the number of our outstanding shares at September 30, 2025. The dividends we pay may be limited as more fully discussed under “Business – Supervision and Regulation – BayCom Corp – Dividends” and “– Regulatory Capital Requirements” contained in “Part I. Item 1. Business” of the 2024 Annual Report.

From time to time, our Board of Directors has authorized stock repurchase programs. In general, stock repurchases allow us to proactively manage our capital position and return excess capital to shareholders. Stock repurchases also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. As of September 30, 2025, there remained 231,555 shares available for repurchase under the Company’s current stock repurchase program. For additional information on the Company’s stock repurchases, see “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” contained in Part II of this report.

Regulatory Capital

The Bank, as a state-chartered, federally insured commercial bank and member of the Board of Governors of the Federal Reserve System, is subject to capital requirements established by the Federal Reserve. The Federal Reserve requires the Bank to maintain levels of capital adequacy that generally parallel the FDIC’s requirements. The capital adequacy requirements are quantitative measures established by regulation that require the Bank to maintain minimum amounts and ratios of capital. The FDIC requires the Bank to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 Leverage Capital to average assets. Consistent with our goal to operate a sound and profitable organization, our policy is for the Bank to maintain “Well Capitalized” status under the Federal Reserve regulations. Based on capital levels at September 30, 2025 and December 31, 2024, the Bank was considered Well Capitalized at both of those dates.

The table below shows the capital ratios under the Basel III capital framework as of the dates indicated:

	At September 30, 2025		At December 31, 2024
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Leverage Ratio
BayCom Corp	$300,387	11.80%	$289,525	11.76%
Minimum requirement for “Well Capitalized”	127,259	5.00%	123,063	5.00%
Minimum regulatory requirement	101,807	4.00%	98,451	4.00%

United Business Bank	283,745	10.88%	333,965	13.23%
Minimum requirement for “Well Capitalized”	130,441	5.00%	126,213	5.00%
Minimum regulatory requirement	104,353	4.00%	100,970	4.00%

Common Equity Tier 1 Ratio
BayCom Corp	300,387	14.25%	289,525	14.41%
Minimum requirement for “Well Capitalized”	137,053	6.50%	130,584	6.50%
Minimum regulatory requirement	94,883	4.50%	90,404	4.50%

United Business Bank	283,745	13.54%	333,965	16.81%
Minimum requirement for “Well Capitalized”	136,165	6.50%	129,125	6.50%
Minimum regulatory requirement	94,268	4.50%	89,394	4.50%

Tier 1 Risk-Based Capital Ratio
BayCom Corp	309,872	14.70%	299,010	14.88%
Minimum requirement for “Well Capitalized”	168,680	8.00%	160,719	8.00%
Minimum regulatory requirement	126,510	6.00%	120,539	6.00%

United Business Bank	283,745	13.54%	333,965	16.81%
Minimum requirement for “Well Capitalized”	167,588	8.00%	158,923	8.00%
Minimum regulatory requirement	125,691	6.00%	119,192	6.00%

Total Risk-Based Capital Ratio
BayCom Corp	331,242	15.71%	382,595	19.04%
Minimum requirement for “Well Capitalized”	210,850	10.00%	200,899	10.00%
Minimum regulatory requirement	168,680	8.00%	160,719	8.00%

United Business Bank	305,115	14.56%	352,865	17.76%
Minimum requirement for “Well Capitalized”	209,485	10.00%	198,654	10.00%
Minimum regulatory requirement	167,588	8.00%	158,923	8.00%

In addition to the minimum capital ratios, the Bank must maintain a capital conservation buffer consisting of additional Common Equity Tier 1 capital greater than 2.5% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. At September 30, 2025, the Bank’s Common Equity Tier 1 capital exceeded the required capital conservation buffer.

For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank-only basis and the Federal Reserve expects the holding company’s subsidiary bank(s) to be Well Capitalized under the prompt corrective action regulations. If the Company were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at September 30, 2025, the Company would have exceeded all regulatory capital requirements.

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

Item 4. Controls and Procedures

(a)       Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), was carried out as of September 30, 2025 under the supervision and with the participation of the Company’s principal executive officer, principal financial officer and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

During this evaluation, management identified a disclosure control deficiency related to the public announcement of the Company’s current stock repurchase program. While the Board of Directors had approved an open-ended repurchase authorization, a prior public announcement incorrectly stated that the program would expire after one year. All repurchases under the program were made in accordance with the Board’s authorization and recorded appropriately in the Company’s financial statements. Management has implemented enhanced procedures to ensure that future public disclosures accurately reflect the terms of Board-approved authorizations.

The Company’s principal executive officer and principal financial officer concluded that as of September 30, 2025, based on their evaluation, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to BayCom Corp’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(b)       Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred during the three months ended September 30, 2025, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

(c)Stock Repurchases. The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended September 30, 2025:

			Total number of
	Total	Average	shares purchased	Maximum number of
	number of	price	as part of	shares that may yet be
	shares	paid	publicly announced	purchased under the
	purchased	per share	plans or programs	plans or programs (1)
July 1, 2025 - July 31, 2025	1,621	$27.01	1,621	263,234
August 1, 2025 - August 31, 2025	31,679	27.31	31,679	231,555
September 1, 2025 - September 30, 2025	—	—	—	231,555
	33,300	$27.29	33,300

(1)	In May 2024, the Company’s Board of Directors approved the Company’s ninth stock repurchase program, which commenced following completion of the eighth stock repurchase program in June 2024, authorizing the purchase of up to 560,000 shares, or approximately 5.0%, of the Company’s outstanding common stock. While a prior public announcement incorrectly described the current program as expiring after one year, the Board’s authorization is open-ended and has no expiration date. Purchases under the Company’s stock repurchase programs may be made through open market purchases, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The repurchase programs may be suspended, terminated, or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The Company’s stock repurchase programs do not obligate the Company to purchase any specific number of shares.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	Not applicable.
(b)	Not applicable.

(c)  Trading Plans. During the three months ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets; (2) Condensed Consolidated Statements of Income; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Notes to Condensed Consolidated Financial Statements.

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

BAYCOM CORP
Registrant

Date: November 7, 2025	By:	/s/ George J. Guarini
George J. Guarini
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2025	By:	/s/ Keary L. Colwell
Keary L. Colwell
Senior Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)