Form 10-K
period 2025-12-31
BayCom Corp
filed 2026-03-16
CIK 1730984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐

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

The aggregate market value of the common stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant’s common stock as quoted on the NASDAQ Global Select Market on June 30, 2025, was $283.2 million (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of March 10, 2026, the registrant had 10,909,317 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on June 16, 2026 (the “Proxy Statement”) are incorporated by reference into Part III. The Proxy Statement will be filed with the U.S Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Form 10-K relates.

BAYCOM CORP

2025 ANNUAL REPORT ON FORM 10-K

References in this document to “BayCom” mean BayCom Corp and references to the “Bank” mean United Business Bank. References to the “Company,” “we,” “us,” and “our” mean BayCom Corp and the Bank, unless the context otherwise requires.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions, and are generally identified by the use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations and assumptions, and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by these forward- looking statements, and from our historical performance, as a result of a wide variety of factors including, but not limited to:

●	adverse economic conditions in general and in California, Nevada, Colorado, New Mexico and Washington in particular, as well as other markets where the Company has lending relationships;
●	changes in employment levels, labor supply, persistent inflation, recessionary pressures, or the level of economic growth;

●	changes in interest rate levels and volatility, and the timing and pace of such changes, including actions by the Board of Governors of the Federal Reserve System (“Federal Reserve”), which could adversely affect our revenues and expenses, the values of our assets and obligations, and the availability and cost of capital and liquidity;

●	the impact of inflation and related monetary and fiscal responses, and their effect on consumer and business behavior;

●	fiscal policy disputes or disruptions, including the effects of any government shutdown or delays in budget approvals;

●	the credit risks of lending and securities activities, including delinquencies, write-offs, and changes in our allowance for credit losses and provision for credit losses;

●	changes in the levels of general interest rates and the relative differences between short and long-term interest rates and loan and deposit interest rates;
●	unexpected outflows of uninsured deposits, which may require us to sell investment securities at a loss;
●	our net interest margin and funding sources;
●	fluctuations in the demand for loans, unsold homes, land and other properties;
●	fluctuations in real estate values in our market areas;
●	secondary market conditions for loans and our ability to sell loans in the secondary market;

●	results of examinations of us by regulatory authorities and the possibility that any such regulatory authority may, among other things, limit our business activities, require us to change our business mix, increase our allowance for credit losses, write down asset values or increase our capital levels, affect our ability to borrow funds or maintain or increase deposits;
●	risks related to our acquisition strategy, including our ability to identify future suitable acquisition candidates, exposure to potential asset and credit quality risks and unknown or contingent liabilities, the need for capital to finance such transactions, our ability to obtain required regulatory approvals and possible failures in realizing the anticipated benefits from acquisitions;
●	challenges arising from attempts to expand into new geographic markets, products, or services;
●	goodwill impairment;
●	bank failures or adverse developments at other banks and related negative publicity about the banking industry on investor and depositor sentiment;
●	legislative or regulatory changes, including changes in banking, securities and tax laws, in regulatory policies and principles, or the interpretation of regulatory capital or other rules,
●	our ability to attract and retain deposits;
●	our ability to control operating costs and expenses;
●	use of estimates in determining the fair value of certain of our assets and liabilities, which may prove incorrect;
●	staffing fluctuations in response to product demand or corporate implementation strategies;
●	the effectiveness of our risk management framework;
●	vulnerabilities in information systems or third-party service providers, including disruptions, breaches, or cyberattacks;
●	our ability to adapt to rapid technological changes, including advancements related to artificial intelligence, digital banking platforms, and cybersecurity;
●	risks associated with dependence on our Chief Executive Officer and other members of our senior management team and our ability to attract, motivate and retain qualified personnel;
●	costs and effects of litigation, including settlements and judgments;
●	our ability to implement our business strategies, including expectations regarding key growth initiatives and strategic priorities;
●	liquidity issues, including our ability to borrow funds or raise additional capital, if needed or desired;
●	the loss of our large loan and deposit relationships;
●	increased competitive pressures, including repricing and competitors’ pricing initiatives, and their impact on our market position and our loan and deposit products;

●	changes in consumer spending, borrowing and savings habits;
●	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;
●	our ability to pay dividends on our common stock;
●	the quality and composition of our securities portfolio and the impact of any adverse changes in the securities markets;
●	the inability of key third-party providers to perform their obligations;
●	changes in accounting principles, policies or guidelines and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board;
●	environmental, social and governance matters;
●	the potential imposition of new tariffs or changes to existing trade policies that could affect economic activity or specific industry sectors;
●	geopolitical developments and international conflicts, or the imposition of new or increased tariffs and trade restrictions, which may disrupt financial markets, global supply chains, commodity prices, or economic activity;
●	the effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, civil and political unrest and other external events;
●	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and
●	other risks described from time to time in our documents filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”), including this Form 10-K.

In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this Form 10-K might not occur, and we caution readers not to place undue reliance on any forward-looking statements. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to us.

We do not undertake and specifically disclaim any obligation to revise any forward- looking statements included in this Form 10-K or the reasons why actual results could differ from those contained in such statements, whether as a result of new information or to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for 2026 and beyond to differ materially from those expressed in any forward-looking statements made by us or on our behalf could negatively affect our consolidated financial condition and consolidated results of operations as well as our stock price performance.

PART I

Item 1. Business

The disclosures set forth in this item are qualified by “Item 1A. Risk Factors” below and the section captioned “Special Note Regarding Forward-Looking Statements” above and other cautionary statements set forth elsewhere in this Form 10-K.

Overview

General.  BayCom is a bank holding company headquartered in Walnut Creek, California. BayCom’s wholly owned banking subsidiary, United Business Bank, provides a broad range of financial services to businesses and business owners, as well as individual consumers, through its network of 34 full-service branches, with 16 locations in California, one in Nevada, one in Washington, five in New Mexico and 11 in Colorado. The Company’s business activities generally are limited to passive investment activities and the monitoring of its investment in the Bank. Accordingly, the information set forth in this Form 10-K, including the consolidated financial statements and related data, relate primarily to the Bank.

Our principal business objective is to enhance shareholder value and generate consistent earnings growth by expanding our commercial banking franchise through both strategic acquisitions and organic growth. Since 2010, we have expanded our geographic footprint through ten strategic acquisitions. We believe that our selective acquisition of community banks has yielded economies of scale and improved our efficiency. We have also grown organically by leveraging the potential within metropolitan and community markets where we operate. These markets have offered significant opportunities to expand our commercial client base, increase interest-earning assets, and enhance market share. We believe our geographic footprint, which now includes the San Francisco Bay area, the metropolitan markets of Los Angeles, California; Seattle, Washington; Denver, Colorado; and Las Vegas, Nevada, and community markets including Albuquerque, New Mexico, and Custer, Delta, and Grand Counties, Colorado, provides us access to low cost, stable core deposits in community markets that we can use to fund commercial loan growth. We strive to provide an enhanced banking experience for our clients by providing them with a comprehensive suite of sophisticated products and services tailored to meet their needs, while delivering the high-quality, relationship-based client service of a community bank. As of December 31, 2025, we had, on a consolidated basis, assets of $2.6 billion, loans of $2.0 billion (net of allowances), deposits of $2.2 billion and shareholders’ equity of $338.6 million. At that date, our total loan portfolio included $224.9 million, or 10.9%, of acquired loans (all of which were recorded to their estimated fair values at the time of acquisition), and the remaining $1.8 billion, or 89.1%, consisted of loans we originated.

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

We believe we have a successful track record of selectively acquiring, integrating and consolidating community banks. Since 2010, we have completed ten acquisitions, with aggregate total assets acquired of approximately $2.3 billion and total deposits assumed of approximately $1.9 billion. We have sought to integrate the acquired banks into our existing operational platform to create operational efficiencies within the combined operations, all geared towards enhancing shareholder value. Continuing our vision, in August 2023, we opened a de novo branch in Las Vegas, Nevada to expand our geographic footprint and market areas and augment our deposit and loan growth.

In April 2017, we completed our largest acquisition to date when we acquired First ULB Corp (“FULB”), the holding company for United Business Bank, FSB, headquartered in Oakland, California. This acquisition increased our deposits by approximately $428.0 million. At the time of acquisition, United Business Bank, FSB had total assets of approximately $473.1 million, which significantly increased our asset size and provided us with nine full-service banking offices in Long Beach, Oakland, Sacramento, San Francisco, San Jose and Glendale, California; Seattle, Washington and Albuquerque, New Mexico. This acquisition expanded our geographic footprint and added low cost, stable deposits associated with a strong network of relationship with labor unions.

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

Our Markets

We target our services to small and medium-sized businesses, professional firms, real estate professionals, nonprofit businesses, labor unions and related nonprofit entities and businesses and individual consumers. As of December 31, 2025, including our principal executive offices, we had 34 full-service banking branches, consisting of branch offices in Northern and Southern California; Las Vegas, Nevada; Denver, Colorado; Custer, Delta, and Grand Counties, Colorado; Seattle, Washington; and Central New Mexico. We believe this diverse geographic footprint provides us with access to low cost, stable core deposits that we can use to fund commercial loan growth.

We generally lend in markets where we have a physical presence through our branch offices. A majority of our branches are located in the San Francisco Bay Area, which includes the counties of Alameda, Contra Costa, Marin, San Francisco, San Joaquin, San Mateo, Santa Clara, Solano, and Sonoma, California. We operate primarily in the San Francisco-Oakland-Hayward, and the San Jose-Sunnyvale-Santa Clara, California Metropolitan Statistical Areas (“MSA”) with additional operations in the Los Angeles-Long Beach-Anaheim, California MSA, with borrowers or properties located in San Francisco Bay Area comprising 19.5%, Northern California comprising 4.5% and Southern California comprising 29.1% of our loan portfolio as of December 31, 2025. Depositors located in California comprised 51.5% of our total deposits as of December 31, 2025.

With a population of approximately 4.6 million, the San Francisco-Oakland-Hayward MSA represents the third most populous area in California and the thirteenth largest in the United States. In addition to its current size, the market also demonstrates key characteristics we believe provide the opportunity for additional growth, with a median household income of $135,590 versus a national average of $81,604, and the third highest population density in the nation.

The San Jose-Sunnyvale-Santa Clara MSA also demonstrates key characteristics that provide us growth opportunities, including a population of approximately 2.0 million and a median household income of $164,801.

The Los Angeles-Long Beach-Anaheim, California MSA, with approximately 12.9 million residents, is the largest MSA in California, the second largest MSA in the United States, and one of the most significant business markets in the world. The economic base of the area is heavily dependent on small and medium-sized businesses, providing us with a market rich in potential customers. We believe the area’s median household income of $96,405, large concentration of small and medium-sized businesses, and population density, which is the highest in the nation, make the area an attractive market in which to expand operations.

We serve the Seattle-Tacoma-Bellevue MSA, which includes King County (which includes the city of Seattle), through one branch office. In Central New Mexico, we serve the Albuquerque MSA, the most populous city in the state of New Mexico, through five branch offices we acquired from FULB and BFC, in 2017 and 2018, respectively. We serve the Denver MSA and the communities of Custer, Delta, and Grand Counties, Colorado through 11 branch offices. In August 2023, we opened a branch in Las Vegas, Nevada to expand our geographic footprint and augment our deposit and loan growth.

As of December 31, 2025, borrowers or properties located in the states of Colorado, New Mexico, Washington and Nevada comprised 6.4%, 3.4%, 4.4% and 2.2% of our loan portfolio, respectively. As of December 31, 2025, depositors located in the states of Colorado, New Mexico, Washington and Nevada comprised 13.6%, 9.1%, 5.2% and 0.8% of our total deposits, respectively.

Lending

We provide a comprehensive suite of financial solutions that competes with large, national institutions, but with the personalized attention and nimbleness of a relationship-focused community bank. We provide our commercial clients with a diverse array of cash management services.

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

We periodically purchase whole loans and loan participation interests and participate in syndicates originating new loans, including shared national credits, primarily during periods of reduced loan demand in our primary market areas and at times to support our Community Reinvestment Act lending activities. Any such purchases or loan participations are made generally consistent with our underwriting standards; however, the loans may be located outside of our normal lending areas. During the years ended December 31, 2025 and 2024, we purchased $31.0 million and $86.1 million, respectively, of loans and loan participation interests, principally commercial and industrial loans, multifamily real estate loans, and single-family residential loans.

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

At December 31, 2025, we had net loans of $2.0 billion, representing 78.9% of our total assets. For additional information concerning our loan portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Financial Condition at December 31, 2025 and 2024 — Loans”, contained in this Form 10-K.

Concentrations of Credit Risk.  The largest portion of our loan portfolio represents lending conducted with businesses and individuals in Northern California, including the San Francisco Bay Area, and Southern California. Our loan portfolio consists primarily of commercial real estate loans (including multifamily) and construction loans, which totaled $1.8 billion and constituted 86.0% of total loans as of December 31, 2025. Commercial and industrial loans totaled $175.4 million and constituted 8.5% of total loans as of December 31, 2025. Our commercial real estate loans are generally secured by first liens on real property. The commercial and industrial loans are typically secured by general business assets, accounts receivable inventory and/or the corporate guaranty of the borrower and personal guaranty of its principals. The geographic concentration of our loans subjects our business to the general economic conditions within California, Colorado, Nevada, New Mexico, and Washington. The risks created by such concentrations have been considered by management in the determination of the adequacy of the allowance for credit losses.

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

Large Credit Relationships.  As of December 31, 2025, the aggregate amount of loans to our ten and 25 largest borrowers (including related entities) amounted to approximately $266.9 million, or 12.9% of total loans, and $470.5 million, or 22.8% of total loans, respectively. The table below shows our five largest borrowing relationships as of December 31, 2025 in descending order. Each of the loans in these borrowing relationships was performing in accordance with the loan repayment terms as of December 31, 2025.

		Loan Collateral
	Number of	CRE Owner	CRE Non-Owner	CRE Multi	One-to-Four		Total
Borrower Type	loans	Occupied	Occupied	Family	Family	Total	Commitment

	(Dollars in thousands)
Real estate investor	1	$—	$—	$—	$43,524	$43,524	$50,644
Commercial real estate investor	1	—	42,050	—	—	42,050	43,232
Commercial real estate investor	1	—	—	27,263	—	27,263	27,263
Church	1	26,028	—	—	—	26,028	26,028
Commercial real estate investor	1	—	—	21,388	—	21,388	21,901
Total	5	$26,028	$42,050	$48,651	$43,524	$160,253	$169,068

Loan Underwriting and Approval.  Our current loan origination activities are governed by established policies and procedures intended to mitigate the risks inherent to the types of collateral and borrowers financed by us. These policies provide a general framework for our loan origination, monitoring and funding activities, while recognizing that not all risks can be anticipated. The Bank’s Board of Directors and senior management establish, review, and periodically modify the Bank’s lending policies, which are updated as appropriate and re-approved by the Bank’s Board of Directors annually. These policies prescribe underwriting guidelines and procedures for all loan categories to establish risk tolerances and parameters that are communicated throughout the Bank to ensure consistent and uniform lending practices. The underwriting guidelines include, among other things, approval limitation and hierarchy, documentation standards, loan-to-value limits, debt coverage ratio, overall creditworthiness of the borrower, guarantor support, etc. Loan originations are obtained through a variety of sources, including existing clients, walk-in clients, referrals from brokers or existing clients, and advertising.

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

The Bank’s lending and credit policies require management to regularly review the Bank’s loan portfolio so that the Bank can monitor the quality of its assets. If, during the ordinary course of business, management becomes aware that a borrower may not be able to meet the contractual payment obligations under a loan, then such policies require that the loan be supervised more closely with consideration given to, among other things, placing the loan on nonaccrual status, requiring additional allowance for credit losses, and (if appropriate) charging off all or a part of the loan. Potential problem loans are those loans that are currently accruing interest, but which we are monitoring because the financial information of the borrower causes us concern as to their ability to comply with their loan repayment terms. We attempt to identify potential problem loans early in an effort to seek aggressive resolution of these situations before the loans become a loss, record any necessary charge-offs promptly and maintain adequate allowance levels for probable loan losses inherent in the loan portfolio. Results of loan reviews by consultants as well as examination of the loan portfolio by state and federal regulators are also considered by management and the board in determining the level of the allowance for credit losses.

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

Lending Limits.  Our lending activities are subject to a variety of limits imposed by federal and state law. In general, we are subject to a limit on loans to a single borrower based on the Bank’s capital level. The dollar amounts of our lending limits increase or decrease as the Bank’s capital increases or decreases. We can sell participations in larger loans to other financial institutions, which allows us to manage the risk involved in these loans and to meet the lending needs of our clients’ requiring extensions of credit in excess of these limits. We have strict policies and procedures in place for the establishment of limits with respect to specific products and businesses and evaluating exceptions to the internal limits for individual relationships. Exceptions to our policies are allowed only with the prior approval of the Board of Directors and if the borrower exhibits financial strength or sufficient, measurable compensating factors exist after consideration of the loan-to-value ratio, borrower’s financial condition, net worth, credit history, earnings capacity, installment obligations, and current payment history. At December 31, 2025, our authorized legal lending limit for loans to one borrower was $47.0 million for unsecured loans (or 15% of total risk-based capital) and $78.3 million (or 25% of total risk-based capital) for specific secured loans. Currently, we maintain an in-house limit of $10.3 million for unsecured loans and $17.2 million for secured loans. At December 31, 2025, there were seven loans to a total of four individuals, entities, or their related interests that exceeded internal limits, all of which were approved by the Board’s Loan Committee.

Loan Types.  We provide a variety of loans to meet our clients’ needs. The real estate portion of our loan portfolio is comprised of the following: mortgage loans secured typically by commercial and multifamily properties; construction and land loans; and mortgage loans and revolving lines of credit secured by equity in residential properties. At December 31, 2025, we held $2.0 billion in loans secured by real estate, representing 97.8% of total loans receivable, and had a total of $49.9 million in undisbursed real estate related loan commitments. The types of loans contained in our portfolio are as follows:

Commercial Real Estate Loans.  Our commercial real estate loans include loans secured by office buildings, retail facilities, hotels, gas stations, convalescent facilities, industrial use buildings, restaurants, multifamily properties and agricultural real estate. At December 31, 2025, our commercial real estate loan portfolio totaled $1.8 billion, or 85.5% of total loans.

Our commercial real estate loans may be owner-occupied or non-owner occupied. As of December 31, 2025, our commercial real estate loans, excluding loans secured by multifamily properties, consisted of $506.2 million of owner-occupied commercial real estate loans, or 24.5% of the total loan portfolio, and $950.4 million of non-owner occupied commercial real estate loans, or 46.0% of the total loan portfolio.

Commercial real estate secured loans generally carry higher interest rates and have shorter terms than one-to-four family residential real estate loans. Commercial real estate lending typically involves a higher loan principal amount and the repayment of the loan is dependent, in large part, on sufficient income from the properties securing the loans, to cover operating expenses and debt service. We require our commercial real estate loans to be secured by a property with adequate margins and generally obtain a guarantee from responsible parties. Our commercial real estate loans generally are collateralized by first liens on real estate, have interest rates which may be fixed for three to five years, or adjust annually. Commercial real estate loan terms generally are limited to 15 years or less, although payments may be structured on a amortization basis of up to 20 years, with balloon payments or rate adjustments due at the end of three to seven years. We generally charge the borrower an origination fee.

The Company also offers commercial real estate loans as an SBA “preferred lender” under the SBA’s 504 loan program in conjunction with junior lien financing from a Certified Development Company ("CDC"). Preferred lender status is the highest designation awarded to lenders by the SBA and grants such lenders full authority to approve SBA loans. The SBA 504 loan program is an economic development-financing program providing long-term, low down payment loans to businesses. Typically, an SBA 504 project includes a loan secured from a private-sector lender, such as the Bank, with a senior lien, a loan secured from a CDC (funded by a 100% SBA-guaranteed debenture) with a junior lien covering up to 40% of the total cost, and a contribution of at least 10% equity from the borrower. The CDC is a non-profit corporation established to contribute to the economic development of its community by working with the SBA and private sector lenders, such as the Bank, to provide financing to small businesses. SBA debenture limits are $5.0 million for regular SBA 504 loans and $5.5 million for those SBA 504 loans that meet a public policy goal. The Company generally offers SBA 504 loans within a range of $600,000 to $5.0 million. At December 31, 2025, our commercial real estate loan portfolio included $83.8 million of loans originated under the SBA’s 504 loan program.

The Company also offers commercial real estate loans under the SBA 7(a) loan program, which is described further under “Commercial and Industrial Loans” below. The Bank sells, from time to time, the guaranteed portion of its SBA 7(a) loans in the secondary market. The Bank bases its SBA 7(a) loan sales on the level of its SBA 7(a) loan originations, the premiums available in the secondary market for the sale of such loans, and general liquidity considerations of the Bank. During 2025, the Bank originated $7.3 million in commercial real estate SBA 7(a) loans. During 2025, the Bank sold $2.2 million of the guaranteed portion of its commercial real estate SBA 7(a) loans, for which it recognized a gain of $152,000. At December 31, 2025, the Bank had $78.0 million of commercial real estate SBA 7(a) loans where the guaranteed portion (totaling $58.5 million) had not been sold.

Payments on loans secured by such properties are often dependent on the successful operation (in the case of owner-occupied real estate) or management (in the case of non-owner occupied real estate) of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy, to a greater extent than other types of loans. Commercial real estate loans are underwritten primarily using a cash flow analysis and secondarily as loans secured by real estate. In underwriting commercial real estate loans, we seek to minimize risks in a variety of ways, including by considering the property’s age, condition, operating history, future operating projections, current and projected market rental rates, vacancy rates, location and physical condition. The underwriting analysis also may include credit verification, reviews of appraisals, environmental hazards or reports, the borrower’s liquidity and leverage, management experience of the owners or principals, economic conditions, industry trends and any guarantees, including SBA loan guarantees. We generally require personal guarantees from the principal owners of the property supported by a review by our management of the principal owners’ personal financial statements. We attempt to limit our risk by analyzing the borrowers’ cash flow and collateral value on an ongoing basis and by an annual review of rent rolls and financial statements. The loan-to-value ratio as established by an independent appraisal typically will not exceed 80% at loan origination and is lower in most cases. At December 31, 2025, the average loan size in our commercial real estate portfolio was approximately $1.3 million, with an estimated weighted average loan-to-value ratio of 55.5%.

Agriculture is a major industry in the Central Valley of California, one of our lending markets. We make agricultural real estate secured loans to borrowers with a strong capital base, sufficient management depth, proven ability to operate through agricultural cycles, reliable cash flows and adequate financial reporting. Generally, our agricultural real estate secured loans amortize over periods of 20 years or less and the typical loan-to-value ratio will not exceed 80% at loan origination, although actual loan-to-value ratios are typically lower. Payments on agricultural real estate secured loans depend, to a large degree, on the results of operations of the related farm entity. Repayment is also subject to economic and weather conditions, as well as market prices for agricultural products, which can be highly volatile. Among the more common risks involved in agricultural lending are weather conditions, disease, water availability and water distribution rights, which can be mitigated through multi-peril crop insurance. Commodity prices also present a risk, which can generally be managed by using set price contracts. As part of our underwriting, the borrower is required to obtain multi-peril crop insurance. Normally, in making agricultural real estate secured loans, our required beginning and projected operating margins provide for reasonable reserves to offset unexpected yield and price deficiencies. We also consider the borrower’s management succession plan, life insurance policies and business continuation plan when evaluating agricultural real estate secured loans. At December 31, 2025, our agricultural real estate secured loans totaled $10.3 million, or 0.5% of total loans.

The following table presents a breakdown of our commercial real estate loan portfolio at the dates indicated:

	December 31, 2025		December 31, 2024
		% of Total		% of Total
	Amount	in Category	Amount	in Category
	(Dollars in thousands)		(Dollars in thousands)
Retail	$289,188	16.4%	$294,488	17.7%
Multifamily residential	302,756	17.1	229,278	13.8
Hotel/motel	200,935	11.4	199,109	11.9
Office	216,894	12.3	209,254	12.6
Gas station	156,054	8.8	146,611	8.8
Industrial	167,182	9.5	164,589	9.9
Restaurants	144,009	8.2	147,514	8.8
Automotive shops/car wash	106,318	6.0	104,829	6.3
Church	46,301	2.6	47,304	2.8
Convalescent facility	39,079	2.2	38,393	2.3
Agriculture real estate	10,346	0.6	11,696	0.7
Other	87,902	5.0	74,166	4.3
Total commercial real estate loans	$1,766,964	100.0%	$1,667,231	100.0%

We currently target individual commercial real estate loans between $1.0 million and $5.0 million. As of December 31, 2025, our largest commercial real estate loan had a net outstanding balance of $26.0 million and was secured by a church located in San Diego, California. Our second largest commercial real estate loan had a net outstanding balance of $22.1 million as of December 31, 2025, and was secured by retail shopping center located in Sacramento, California. Both of these loans were performing according to their respective loan repayment terms as of December 31, 2025.

Construction and Land Loans. We make loans to finance the construction of residential and non-residential properties. Construction loans include loans for owner-occupied one-to-four family homes and commercial projects (such as multifamily housing, industrial, office and retail centers). These loans generally are collateralized by first liens on real estate and typically have a term of less than one-year, floating interest rates and commitment fees. Construction loans are typically made to builders/developers that have an established record of successful project completion and loan repayment. We conduct periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans, based on the percentage of completion. Underwriting guidelines for our construction loans are similar to those described above for our commercial real estate lending. Our construction loans have terms that typically range from six months to two years, depending on factors such as the type and size of the development and the financial strength of the borrower/guarantor. Construction loans are typically structured with an interest-only period during the construction phase. Construction loans are underwritten to either mature, or transition to a traditional amortizing loan, at the completion of the construction phase. The loan-to-value ratio on our construction loans, as established by independent appraisal, typically will not exceed 80% at loan origination, and is lower in most cases. At December 31, 2025, we had $9.0 million in construction and land loans outstanding, representing 0.4% of total loans, with $1.5 million in undisbursed commitments. The average loan size in our construction and land loan portfolio was approximately $896,000 at December 31, 2025, with an estimated weighted average loan-to-value ratio of 33.9%.

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

One-to-Four Family Residential Loans.  We do not originate owner-occupied one-to-four family residential real estate loans. Our one-to-four family real estate loans were either acquired through our mergers with other financial institutions or by purchases of whole loan pools with servicing retained. Generally, these loans were originated to meet the requirements of Fannie Mae, Freddie Mac, Federal Housing Administration, U.S. Department of Veterans Affairs and jumbo loans for sale in the secondary market to investors. Our one-to-four family loans do not allow for interest-only payments, or negative amortization of principal, and carry allowable prepayment restrictions. At December 31, 2025, our one-to-four family loan portfolio, including home equity loans and lines of credit, totaled $113.2 million or 5.5% of total loans. As of December 31, 2025, the one-to-family loan portfolio included one loan to a real estate investor, which had a net outstanding balance of $36.9 million, and was secured by a multi-unit residential property complex located in Atwater, California. This loan was performing in accordance with its repayment terms as of December 31, 2025.

We originate a limited amount of home equity loans and home equity lines of credit. Home equity loans and home equity lines of credit generally have a loan-to-value ratio of up 80% at the time of origination when combined with the first mortgage. The majority of these loans are secured by a first or second mortgage on residential property. Home equity lines of credit allow for a ten-year draw period, with a ten-year repayment period, and the interest rate is generally tied to the prime rate as published by the Wall Street Journal and may include a margin. Home equity loans generally have ten-year maturities based on a 30-year amortization. We retain a lien on the real estate, obtain a title insurance policy that insures the property is free from encumbrances and require hazard insurance. At December 31, 2025, home equity loans and lines of credit totaled $4.8 million, or 0.2% of total loans, of which $52,000 were secured by junior liens. Unfunded commitments on home equity lines of credit at December 31, 2024, totaled $5.8 million.

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

The SBA 7(a) program is the SBA's primary business loan program to help qualified small businesses obtain financing when they might not be eligible for business loans through normal lending channels. Loans made by the Bank under the SBA 7(a) program generally are made to small businesses to provide working capital or to provide funding for the purchase of businesses, real estate, or machinery and equipment. These loans generally are secured by a combination of assets that may include equipment, receivables, inventory, business real property, and sometimes a lien on the personal residence of the borrower. SBA 7(a) loans are all adjustable-rate loans based upon the Wall Street Journal prime lending rate. Loan proceeds under this program can be used for most business purposes including working capital, machinery and equipment, furniture and fixtures, land and building (including purchase, renovation and new construction), leasehold improvements and debt refinancing. Loan maturity is generally up to 10 years for non-real estate collateral and up to 25 years for real estate collateral. In general, the SBA guarantees up to 75% of the loan amount depending on loan size. The Company is required by the SBA to service the loan and retain a contractual minimum of 5% on all SBA 7(a) loans but generally retains 25% (the unguaranteed portion). The loan servicing spread is generally a minimum of 1.00% on all loans. The Company generally offers SBA 7(a) loans within a range of $200,000 to $3.0 million.

The Bank has sold, and may in the future sell, the guaranteed portion of certain of its SBA 7(a) loans in the secondary market. The Bank bases its SBA 7(a) loan sales on the level of its SBA 7(a) loan originations, the premiums available in the secondary market for the sale of such loans, and general liquidity considerations of the Bank. During 2025, the Bank originated $3.0 million in commercial and industrial SBA 7(a) loans. During 2025, the Bank sold $1.3 million of the guaranteed portion of its commercial and industrial SBA 7(a) loans, for which it recognized a gain of $120,000. At December 31, 2025, the Bank had $41.9 million of commercial and industrial SBA 7(a) loans where the guaranteed portion (totaling $30.8 million) had not been sold.

We also make agricultural operating loans, including loans to finance the purchase of machinery, equipment and breeding stock; seasonal crop operating loans used to fund the borrower’s crop production operating expenses; and operating and revolving loans used to purchase livestock for resale and related livestock production expense. We typically originate agricultural operating loans based on the borrower’s ability to make repayment from the cash flow of the borrower’s agricultural business. As a result, the availability of funds for the repayment of agricultural operating loans may be substantially dependent on the success of the business itself and the general economic environment. As of December 31, 2025, we had agricultural operating loans of $265,000, or $0.01% of total loans.

As part of its acquisition of Pacific Enterprise Bancorp (“PEB”) in 2022, the Company acquired certain small business loans to borrowers qualified under The California Capital Access Program (“CalCAP”) for Small Business, a state loan loss reserve program, funded by the federal State Small Business Credit Initiative, and administered by the California Pollution Control Financing Authority. PEB ceased originating loans under this loan program in 2017, and the Company does not currently originate any loans under the program. Under this loan program, the borrower, CalCAP and the participating lender contributed funds to a loss reserve account that is held in a demand deposit account at the participating lender. The borrower contributions to the loss reserve account are attributed to the participating lender. Losses on qualified loans are charged to this account after approval by CalCAP. Under the program, if a loan defaults, the participating lender has immediate coverage of 100% of the loss. The participating lender must return recoveries from the borrower, less expenses, to the loan loss reserve account. The funds in the loss reserve account are the property of CalCAP; however, in the event that the participating lender leaves the program, any excess funds, after all loans have been repaid or unenrolled from the program by the participating lender, and provided there are no pending claims for reimbursement, are distributed to CalCAP and the participating lender based on their respective contributions to the loss reserve account. Funds contributed by the participating lender to the loss reserve account are treated as a receivable from CalCAP and evaluated for impairment quarterly. As of December 31, 2025, we had loans enrolled in this program totaling $9.3 million or 0.5% of total loans.

In addition, as successor to PEB, the Company was approved by the CalCAP, in partnership with the California Air Resources Board, to originate loans to California truckers in the On-Road Heavy-Duty Vehicle Air Quality Loan Program. Under this loan program, CalCAP solely contributes funds to a loss reserve account that is held in a demand deposit account at the participating lender. Losses are handled in the same manner as described above. The funds are the property of CalCAP and are payable upon termination of the program. When the loss reserve account balance exceeds the total associated loan balance, the excess is to be remitted to CalCAP. As of December 31, 2025, we had loans enrolled in this program totaling $19.0 million or 0.9% of total loans.

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

Consumer Loans.  We make consumer loans as an accommodation to our clients on a case-by-case basis, acknowledging their importance in meeting individual needs, even though they constitute a minor portion of our overall loan portfolio. These loans cater to personal and household purposes and include both secured and unsecured term loans. Consumer loans are underwritten based on the individual borrower’s income, current debt level, past credit history and the value of any available collateral. The terms of consumer loans vary considerably based upon the loan type, nature of collateral and size of the loan.

Consumer loans entail greater risk than residential real estate loans because they may be unsecured or, if secured, the value of the collateral, such as an automobile or boat, may be more difficult to assess and more likely to decrease in value than real estate. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often will not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment.

Consumer loan collections are dependent on the borrower’s continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans. As of December 31, 2025, consumer loans totaled $916,000 or 0.04% of total loans.

For additional information concerning our loan portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Financial Condition at December 31, 2025 and 2024 — Loans and “Note 3 – Loans” in the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Sources of Funds

Deposits.  Our lending and investing activities are primarily funded by deposits, and we offer a variety of deposit accounts with a wide range of interest rates and terms, including demand, savings, money market and time deposits, with the goal of attracting a wide variety of clients. We solicit these accounts from individuals, small to medium sized businesses, trade unions and their related businesses, associations, organizations and government authorities. Our transaction accounts and time certificates are tailored to the principal market area at rates competitive with those offered in the area. We employ client acquisition strategies to generate new account and deposit growth, such as client referral incentives, search engine optimization, and targeted direct mail and email campaigns, in addition to conventional marketing initiatives and advertising. Our goal is to cross-sell our deposit products to our loan clients. While we do not actively solicit wholesale deposits for funding purposes and do not partner with deposit brokers, we do participate in the Certificate of Deposit Account Registry Service (“CDARS”) and the Insured Cash Sweep (“ICS”) money market product services via IntraFi Network (formerly known as Promontory Interfinancial Network) an as option for our clients to place funds. Most reciprocal deposits are treated as core, non-brokered deposits up to the lesser of $5 billion or 20% of liabilities for a well-capitalized bank, such as the Bank. We also participate in the ICS “One-Way Sell” program, pursuant to which we buy cost effective wholesale funding on customizable terms.

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

To facilitate full Federal Deposit Insurance Corporation (“FDIC”) insurance coverage for large depositors up to $50.0 million, we participate in CDARS and ICS programs, distributing excess balances across participating banks. In return, those participating financial institutions place their excess client deposits with us in a reciprocal amount. We also participate in the ICS One-Way Sell program, which allows us to buy cost effective wholesale funding on customizable terms. At December 31, 2025, we had $261.2 million and $119.9 million in reciprocal CDARS and ICS deposits, respectively.

For additional information concerning our deposits, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Financial Condition at December 31, 2025 and 2024 — Deposits” and “Note 10 – Deposits” in the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Borrowings. While deposits serve as the primary source of funds for our lending activities, investment activities, and general business needs, we also use borrowings to supplement our supply of lendable funds, meet deposit withdrawal requirements, and leverage our capital position more efficiently. The Federal Home Loan Bank of San Francisco (the “FHLB”) is our primary borrowing source, providing credit to member financial institutions like ours. As an FHLB member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of that stock and certain of its mortgage loans and securities, provided that certain creditworthiness standards have been met. Limitations on the amount of advances are based on the financial condition of the member institution, the adequacy of collateral pledged to secure the credit, and FHLB stock ownership requirements. The Bank has an approved secured borrowing facility with the FHLB for up to 25% of total assets for a term not to exceed five years, secured by a blanket lien on certain types of loans. At December 31, 2025, there were no FHLB advances outstanding, and the Bank had $580.7 million of available credit capacity with the FHLB based on pledged collateral.

The Bank has been approved for discount window advances from the FRB of San Francisco secured by certain types of loans. At December 31, 2025, we had the ability to borrow up to $49.3 million from the FRB of San Francisco, with no FRB of San Francisco advances outstanding at that date.

The Bank also has uncommitted Federal Funds lines with four corresponding banks, with aggregate available commitments totaling $65.0 million at December 31, 2025. There were no amounts outstanding under these facilities at December 31, 2025.

On August 6, 2020, the Company issued and sold $65.0 million aggregate principal amount of 5.25% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “Notes”) at a public offering price equal to 100% of the aggregate principal amount of the Notes. The offering of the Notes closed on August 10, 2020. The Notes initially bore a fixed interest rate of 5.25% per year. Commencing on September 15, 2025, the interest rate on the Notes reset quarterly to the three-month Secured Overnight Financing rate (“SOFR”) plus a spread of 521 basis points (5.21%), payable quarterly in arrears. Interest on the Notes was payable semi-annually on March 15 and September 15 of each year through September 15, 2025 and quarterly thereafter on March 15, June 15, September 15 and December 15 of each year through the maturity date or early redemption date. The Company had the option to redeem the Notes, in whole or in part, on any interest payment date on or after September 15, 2025, without a premium. During the third quarter of 2025, the Company redeemed all outstanding Notes. As of December 31, 2025, the Company had no outstanding Notes, compared to $63.7 million, net of issuance costs, as of December 31, 2024.

In connection with its previous acquisitions, the Company acquired junior subordinated deferrable interest debentures issued in connection with the sale of trust preferred securities by two statutory business trusts with stated maturity terms of 30 years. At December 31, 2025, we had outstanding junior subordinated deferrable interest debentures, net of mark-to-market adjustments, totaling $8.7 million.

For additional information concerning our borrowings, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Financial Condition at December 31, 2025 and 2024 — Borrowings” and “Note 11 – Other Borrowings”, “Note 12. Junior Subordinated Deferrable Interest Debentures” and “Note 13 Subordinated Debt” in the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Investments

Our investment policy, established by the Board of Directors, is reviewed annually by both the Board of Directors and the Asset/Liability Management Committee. This review ensures ongoing compliance with the policy and allows for any necessary updates. Additionally, all securities transactions are reported to the Board of Directors on a monthly basis.

The primary objectives of our investment policy are to maintain a high-quality portfolio, provide liquidity during periods of strong loan demand, support earnings when loan demand is low, and maximize returns while managing risks, including credit, reinvestment, liquidity, and interest rate risk. The policy also defines criteria for classifying securities as either available for sale or held to maturity. Permitted investments include U.S. Treasury obligations, U.S. government agency obligations, certain certificates of deposit from insured banks, mortgage-backed and mortgage-related securities, corporate notes, municipal bonds, and equity securities. Investments in non-investment-grade bonds and stripped mortgage-backed securities are not allowed.

In addition to loans, we invest in debt and equity securities in accordance with our investment policy to support liquidity, earnings, and risk management objectives. Our debt securities portfolio primarily consists of obligations issued by U.S. government agencies and government-sponsored enterprises, including mortgage-backed securities, collateralized mortgage obligations, municipal securities, SBA securities, and corporate bonds. As of December 31, 2025, our total investment in debt securities was $179.7 million, with an average yield of 4.1% and an estimated duration of 5.9 years.

We also invest in equity securities to enhance portfolio diversification, generate capital appreciation, and manage market exposure. Our equity portfolio consists of marketable preferred stock, which is carried at fair value, with unrealized gains and losses recognized as non-interest income in the consolidated statement of income. Gains and losses from sales are determined using the specific identification method. Premium amortization and discount accretion are recorded as adjustments to interest income over the securities’ remaining maturity period. As of December 31, 2025, our investment in equity securities totaled $12.6 million, with holding periods determined by market conditions and strategic asset allocation.

This investment policy serves as a guideline to promote prudent investment decisions aligned with the Bank’s overall financial objectives and risk management principles.

For additional information concerning our investments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Financial Condition at December 31, 2025 and 2024 — Securities” contained in this Form 10-K.

Supervision and Regulation

BayCom and United Business Bank are subject to significant regulation by federal and state laws and regulations, and the policies of applicable federal and state banking agencies. As a bank holding company registered with the Federal Reserve, we are subject to comprehensive regulation and supervision by the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. As a California chartered bank that is a member of the Federal Reserve System, the Bank is subject to supervision, periodic examination, and regulation by the California Department of Financial Protection and Innovation (“DFPI”), and by the Federal Reserve as its primary federal regulator. The following discussion of particular statutes and regulations affecting BayCom and United Business Bank is only a brief summary and does not purport to be complete. This discussion is qualified in its entirety by reference to the actual laws and regulations. Legislation is introduced from time to time in the United States Congress or in the California State Legislature that may affect the operations of BayCom and United Business Bank. In addition, the regulations governing the Company and the Bank may be amended from time to time by the FDIC, the DFPI, the Federal Reserve and the Consumer Financial Protection Bureau (“CFPB”), an independent bureau of the Federal Reserve. The CFPB is responsible for the implementation of the federal financial consumer protection and fair lending laws and regulations and has statutory authority to impose new requirements.

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

Any significant increases in insurance assessments may have an adverse effect on the operating expenses and results of operations of the Company. The Bank paid $1.1 million in FDIC assessments for both the year ended December 31, 2025 and the year ended December 31, 2024.

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

To be considered “well capitalized,” a depository institution must have a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10%, a CET1 capital ratio of at least 6.5% and a leverage ratio of at least 5%, and not be subject to an individualized order, directive or agreement under which its primary federal banking regulator requires it to maintain a specific capital level. As of December 31, 2025, the Bank met the requirements to be “well capitalized” and met the fully phased-in capital conservation buffer requirement.

The Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (“EGRRCPA”) directed the federal banking agencies to establish a Community Bank Leverage Ratio (“CBLR”) framework for qualifying banking organizations with less than $10 billion in total consolidated assets. The federal banking agencies adopted a final rule implementing the CBLR framework, effective January 1, 2020. Under this framework, a qualifying banking organization that elects to use the CBLR and maintains a leverage ratio above the applicable threshold is generally considered to have satisfied the regulatory capital requirements and to be “well capitalized.” The CBLR was initially set at 9.0%. In November 2025, the federal banking agencies proposed reducing the CBLR requirement to 8.0% and eliminating certain temporary relief provisions adopted during the COVID-19 pandemic. The Bank has not elected to use the CBLR framework and continues to calculate and report regulatory capital under the generally applicable risk-based capital rules.

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

For additional information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and “Note 18 — Regulatory Matters” of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Schedules” contained in this report.

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

The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory evaluation of capital adequacy. As of December 31, 2025, the Bank’s aggregate recorded loan balances for construction, land development and land loans were 2.0% of total regulatory capital. In addition, at December 31, 2025, the Bank’s commercial real estate loans as calculated in accordance with regulatory guidance were 411.1% of total regulatory capital. Accordingly, the Bank exceeds the supervisory screening level for commercial real estate concentration risk and may be subject to increased supervisory scrutiny. The Bank and its Board of Directors have discussed the guidelines and believe that the Bank’s underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are appropriate to manage the risks associated with these concentrations and to address the expectations set forth in the guidance.

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

Community Reinvestment Act.  The Bank is subject to the Community Reinvestment Act of 1977 (“CRA”), which requires the Bank’s primary federal regulator to evaluate the Bank’s record of meeting the credit needs of its communities, including low- and moderate-income neighborhoods. The regulator’s assessment is made public. A bank’s CRA rating is considered in connection with certain applications, including establishing or relocating branches and engaging in mergers or acquisitions. A less than satisfactory rating may adversely affect the approval of such applications. The Bank received a “Satisfactory” rating in its most recently completed CRA examination.

On October 24, 2023, the federal banking agencies, including the Federal Reserve, issued a final rule intended to modernize the CRA regulatory framework. The rule was designed to expand access to credit, investment, and banking services in low- and moderate-income communities, address changes in the banking industry, and tailor CRA evaluations and data collection requirements based on bank size and activities. Although the rule was published with an April 1, 2024 effective date and staggered compliance dates, its implementation was stayed by a preliminary injunction. In 2025, the federal banking agencies issued a joint notice of proposed rulemaking to rescind the 2023 final rule and reinstate the prior CRA regulations. Accordingly, the Bank continues to be evaluated under the pre-2023 CRA regulatory framework.

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

Other Consumer Protection Laws and Regulations. The Dodd-Frank Act established the CFPB and granted it broad authority to issue regulations and, in certain circumstances, to supervise and enforce federal consumer financial protection laws. Banks are subject to consumer protection regulations issued by the CFPB; however, as a financial institution with assets of less than $10 billion, the Bank is generally examined for compliance with applicable consumer financial protection laws and CFPB regulations by the Federal Reserve and the DFPI, rather than directly by the CFPB. In early 2025, the CFPB announced changes to its supervisory, rulemaking, and enforcement priorities, including pausing certain enforcement activities and revisiting previously issued guidance. Although federal consumer protection statutes and implementing regulations remain in effect, changes in regulatory priorities and resource allocations at the CFPB may affect the scope and pace of supervisory and enforcement activities.

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

Interstate Banking and Branching.  The Federal Reserve must approve an application of a bank holding company to acquire control, or acquire all or substantially all of the assets, of a bank located in a state other than the holding company’s home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. Nor may the Federal Reserve approve an application if the applicant (and its depository institution affiliates) controls or would control more than 10.0% of the insured deposits in the United States or 30% or more of the deposits in the target bank’s home state or any state in which the target bank maintains a branch. Federal law does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the federal law.

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

Stock Repurchases.  Except for certain “Well Capitalized” and highly rated bank holding companies, a bank holding company is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of its consolidated net worth. The Federal Reserve may disapprove of such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice, or violate any law or regulation, Federal Reserve order, or any condition imposed by or written agreement with, the Federal Reserve. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Stock Repurchases” contained in this Form 10-K.

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

Employees and Human Capital

As of December 31, 2025, we had approximately 327 full-time equivalent employees, with approximately 70% identifying as female and 30% as male, and women holding 66% of the Company’s management roles. The average tenure of employees was 6.3 years as of December 31, 2025, which we believe reflects a stable and experienced workforce. The ethnicity of our workforce as of December 31, 2025, based on voluntary self-identification, was 34% White, 31% Asian, 26% Hispanic/Latino, 4% Black, 2% Two or More Races, and 3% Other. The following chart depicts the percentage of self-identified females and minorities in our workforce at December 31, 2025, by job classification as defined by the Equal Employment Opportunity Commission (“EEOC”):

			Distribution by EEOC
Job Classification	Female	Minority⁽¹⁾	Job Classification
Executive / Senior level officers	47%	47%	5%
Mid-level officers and managers	68	64	42
Professionals	47	66	14
Administrative support	84	70	39
Total	70%	66%	100%

____________________

(1) Includes employees self-disclosed as Asian, Black, Native Hawaiian or Other Pacific Islander, or Two or More Races.

None of our employees are represented by any collective bargaining unit or are a party to a collective bargaining agreement, and management believes its employee relations are good. We believe our ability to attract and retain employees is key to the Bank’s success. Our compensation philosophy includes market-competitive total rewards programs. Alongside competitive base wages, these programs encompass annual bonus opportunities, a Company-matched 401(k) plan, comprehensive healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules, and employee assistance programs.

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

Item 1A. Risk Factors

An investment in our common stock is subject to risks inherent in our business. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all the other information included in this Form 10-K. The risks described below are not the only ones we face. Additional risks and uncertainties not currently known to us or that we may currently deem to be immaterial may also materially and adversely affect our business, financial condition, capital levels, cash flows, liquidity, results of operations and prospects. The market price of our common stock could decline significantly due to any of these identified or other risks, and you could lose some or all of your investment. The risks discussed below include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements. This Form 10-K is qualified in its entirety by these risk factors.

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

Broader economic factors such as inflation, unemployment, money supply fluctuations, changes in monetary policy, and volatility in interest rate markets also may adversely affect our profitability. Uncertainty regarding the timing, magnitude or pace of potential interest rate changes by the Federal Reserve, particularly following a prolonged period of elevated rates or increased interest rate volatility, may negatively affect borrowing demand, asset yields, deposit pricing, credit performance, and overall economic activity in our market areas. Furthermore, trade disputes, tariffs, or shifts in trade policies between the United States and other nations could disrupt supply chains, increase costs for businesses, and reduce export opportunities for our customers. These developments may, in turn, negatively impact our customers’ operations and, consequently, our financial performance.

A downturn in economic conditions in the market areas we serve, in particular the San Francisco Bay Area, Southern California, Denver, Colorado, Seattle, Washington, Central New Mexico and the agricultural region of the California Central Valley, whether due to inflation, recessionary trends, geopolitical instability or conflicts, or environmental and climate-related events such as wildfires, floods, or other factors, could have a material adverse effect on our business, financial condition, liquidity, and results of operations, including but not limited to:

●	Reduced demand for our products and services, potentially leading to a decline in our overall loans or assets.
●	Elevated levels of loan delinquencies, problem assets, and foreclosures.
●	An increase in our allowance for credit losses on loans.
●	Depreciation in collateral values linked to our loans, thereby diminishing borrowing capacities and asset values tied to existing loans.
●	Reduced net worth and liquidity of loan guarantors, possibly impairing their ability to meet their commitments to us.
●	Reduction in our low-cost or noninterest-bearing deposits.

A decline in local or regional economic conditions may have a greater effect on our earnings and capital compared to larger financial institutions with more geographically diverse real estate loan portfolios. Because a significant portion of our loan portfolio is secured by real estate, deterioration in real estate markets, including stress in certain commercial real estate sectors, could impair borrowers’ ability to repay loans and reduce the value of the underlying collateral. Real estate values are influenced by a range of factors, including economic conditions, interest rates, government policies, natural disasters, construction and material availability, and other market or policy factors. Liquidating significant collateral during a period of depressed real estate values could negatively impact our financial condition and profitability.

Monetary policy, inflation, deflation, and other external economic factors could adversely impact our financial performance and operations.

Our financial condition and results of operations are influenced by monetary, fiscal, and trade policies, including those of the Federal Reserve, the U.S. Treasury, and other governmental authorities. Actions by these authorities may lead to inflation, deflation, changes in interest rates, or other economic conditions that could materially adversely affect our results of operations. Tariffs, supply-chain disruptions, or rising costs could reduce the ability of our clients, particularly small- and medium-sized businesses, to repay loans, negatively affecting credit quality and our financial performance. Prolonged inflation may increase operational costs, including wages and benefits, while fluctuations in interest rates and the yield curve can significantly impact our net interest income. Interest rates may not move in alignment with inflation or deflation, adding uncertainty to the economic environment.

Risks Related to Our Lending Activities

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition and could result in further losses in the future.

Nonperforming assets adversely affect our earnings and liquidity in various ways. We do not record interest income on nonaccrual loans or foreclosed assets, and nonaccrual loans and foreclosed assets increase our loan administration costs. Upon foreclosure or similar proceedings, we record the repossessed asset at its estimated fair value, less costs to sell, which may result in a write-down or loss. A significant increase in the level of nonperforming assets from current levels would also increase our risk profile and may impact the capital levels and supervisory expectations our regulators believe are appropriate in light of the increased risk profile. While we attempt to reduce problem assets through collection efforts, asset sales and workouts and restructurings, decreases in the value of the underlying collateral, including as a result of valuation uncertainty, reduced market liquidity, or refinancing challenges, or in the borrower’s performance or financial condition, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets can require significant commitments of time from management, diverting their attention from other aspects of our operations, and may be prolonged due to market conditions, interest rate levels, or reduced liquidity for certain asset classes.

Many of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.

At December 31, 2025, we had $2.0 billion of commercial loans, consisting of $1.8 billion of commercial real estate and construction and land loans, representing 86.8% of total loans, and $175.4 million of commercial and industrial loans, representing 8.6% of total loans, where real estate is not the primary source of collateral. The $1.8 billion of commercial real estate loans includes $310.3 million of multifamily loans and $9.0 million of commercial construction and land loans.

Commercial loans typically involve larger principal amounts than other types of loans, and some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development related to a single loan or credit relationship poses a significantly greater risk of loss compared to one-to-four family residential mortgage loans. Repayment of commercial loans often depends on the cash flow generated by the business or property involved, making them more sensitive to adverse conditions in the real estate market, business climate, or economy. For loans secured by non-owner-occupied properties, repayments rely heavily on tenant rent payments, and downturns in the real estate market or economic conditions heighten repayment risks. In addition, many of our commercial real estate loans are not fully amortizing and require large balloon payments upon maturity. These balloon payments may require the borrower to either sell or refinance the property, and refinancing may be difficult or unavailable due to elevated interest rates, tighter underwriting standards, declining property values, or reduced lender appetite, heightening the risk of default or non-payment. If we foreclose on a commercial or multifamily real estate loan, the holding period for the collateral is typically longer than for one- to four-family residential loans as a result of the smaller pool of potential buyers.

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

In recent years, the commercial real estate market has experienced substantial growth, with increased competition contributing to historically low capitalization rates and rising property values. More recently, the commercial real estate market has been affected by higher interest rates, tighter credit conditions, and changing economic and workplace dynamics. The adoption of remote and hybrid work models has led many companies to re-evaluate their long-term real estate needs. Although certain employers have increased in-office requirements, others are downsizing or shifting to hybrid models, and demand for office space in certain markets has remained structurally lower than pre-pandemic levels, creating uncertainty in demand for office space and other commercial properties. This trend could result in prolonged vacancies, declining rental income, refinancing challenges, and reduced property values, particularly for certain property types or markets, adversely affecting the performance of our commercial real estate loan portfolio. Federal banking regulators have increased their focus on commercial real estate exposures, particularly with respect to refinancing risk, collateral valuation, and borrower equity levels, which may subject us to heightened examination scrutiny, additional risk management expectations, or more conservative supervisory expectations. Failures in our risk management policies and controls could lead to higher delinquencies and losses, adversely affecting our business, financial condition, and results of operations.

Construction loans are based upon estimates of costs and values associated with the completed project. These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.

Construction and land development loans totaled $9.0 million, or 0.4% of total loans as of December 31, 2025, nearly all of which were commercial real estate construction loans.

These types of loans involve additional risks because funds are advanced based on the project’s uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to accurately evaluate the total funds required to complete a project and the related loan-to-value ratio. Higher than anticipated construction costs may cause actual results to vary significantly from those estimated. Further, this type of lending often involves larger loan principal amounts and might be concentrated among a limited number of builders. A downturn in the commercial real estate market could increase delinquencies, defaults and foreclosures and significantly impair the value of our collateral, hindering our ability to sell the collateral upon foreclosure. Builders with multiple loans heighten these risks, as adverse developments in one credit relationship can increase overall exposure. During the terms of some of our construction loans, borrowers do not make payments, as accumulated interest is added to the principal balance through an interest reserve. Consequently, repayment often depends on the project's success and the borrower's ability to sell or lease the property rather than solely on repayment capacity. Overstating project value, declining market conditions, or falling rental rates could result in insufficient collateral to secure loan repayment post-construction. Additionally, monitoring the building process requires on-site inspections and cost comparisons, adding to administrative costs.

Some construction loans include interest reserves, where accumulated interest is added to the loan principal rather than requiring borrower payments during the loan term. Rising market interest rates can rapidly deplete these reserves before project completion and increase borrowing costs for end-purchasers, potentially reducing their ability to finance the home or diminishing demand for the project. Properties under construction are also generally difficult to sell and often must be completed before a successful sale can occur, complicating the management of problem loans. If we foreclose on a defaulted construction loan during or before project completion, we might not recover the unpaid balance, accrued interest, or foreclosure costs. Further, completing unfinished projects may require additional funding, and we may need to hold properties for extended periods before disposing of them.

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

At December 31, 2025, $113.2 million, or 5.5% of total loans, was secured by first liens on one-to-four family residential real estate. In addition, at December 31, 2025, our home equity loans and lines of credit totaled $4.8 million. A portion of our one-to-four family residential loan portfolio consists of jumbo loans, which exceed the maximum balance allowed for sale to Fannie Mae or Freddie Mac and therefore cannot be sold to these government-sponsored enterprises. These jumbo loans carry increased risk due to their larger balances and limited liquidity. In addition, one-to-four family residential loans are generally sensitive to regional and local economic conditions that affect borrowers’ ability to meet their loan payment obligations, making loss levels difficult to predict. A downturn in the housing market in our areas may reduce the value of the real estate collateral securing these loans, increasing the risk of loss in the event of borrower defaults. Recessionary conditions, decreased real estate sales volumes or prices, and elevated unemployment rates could lead to higher delinquencies, problem assets, and reduced demand for our products and services. These adverse conditions could result in losses and negatively impact our business, financial condition, and results of operations.

Agricultural lending and volatility in government regulations may adversely affect our financial condition and results of operations.

At December 31, 2025, agricultural loans, including agricultural real estate and operating loans, were $10.3 million, or 0.51% of total loans. Agricultural lending involves a greater degree of risk and typically involves higher principal amounts than other types of loans. Repayment is dependent upon the successful operation of the business, which is greatly dependent on many things outside the control of either us or the borrowers. These factors include adverse weather conditions that prevent the planting of crops or limit crop yields (such as hail, drought and floods), increasing climate variability and extreme weather events, loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally), supply chain disruptions, and the impact of government regulations (including changes in price supports, subsidies, tariffs and environmental regulations, water usage restrictions, labor regulations, and environmental compliance requirements). Rising input costs, including fuel, fertilizer, labor, insurance, and equipment, may also adversely affect farm profitability and cash flows. In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired and the Bank may be unable to collect all principal and interest contractually due. Consequently, agricultural loans may involve a greater degree of risk than other types of loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment (some of which is highly specialized with a limited or no market for resale), or assets such as livestock or crops. In such cases, any repossessed collateral for a defaulted agricultural operating loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation, or because the assessed value of the collateral exceeds the eventual realization value.

The success of our SBA lending program is dependent upon the continued availability of SBA loan programs, our status as a preferred lender under the SBA loan programs and our ability to comply with applicable SBA lending requirements.

As an SBA Preferred Lender, we streamline the SBA loan process for clients by bypassing the lengthy approval procedures required for non-Preferred Lenders. The SBA periodically reviews participating lenders to evaluate risk management practices and compliance with evolving program requirements. If deficiencies are identified, the SBA may request corrective actions, impose restrictions, or revoke a lender’s Preferred Lender status. Losing this status could impair our ability to compete with other Preferred Lenders and materially affect our financial results.

Additionally, changes to the SBA program, such as adjustments to federal guaranty levels, program eligibility requirements, or funding allocations, including as a result of legislative, budgetary, or policy changes, could adversely impact our business, results of operations, and financial condition.

Historically, we have sold the guaranteed portion of our SBA 7(a) loans in the secondary market. These sales have resulted in gains or premiums on the sale of the loans and have created a stream of future servicing income. For the year ended December 31, 2025, we sold a total of $2.2 million in SBA loans (guaranteed portion) for a net gain of $152,000. There can be no assurance that we will be able to continue originating these loans, that a secondary market will continue to exist, that investor demand or market liquidity will remain at current levels, or that we will continue to realize premiums on future sales. Selling the guaranteed portion of SBA loans also exposes us to credit risk on the retained, non-guaranteed portion, as well as interest rate and valuation risk on loans held for sale prior to disposition.

To qualify for an SBA loan, a borrower must demonstrate an inability to secure conventional financing without the SBA guaranty. Accordingly, SBA loans in our portfolio often have weaker credit characteristics compared to other loans, increasing the risk of default during economic downturns, periods of elevated interest rates, or borrower financial distress. If a borrower defaults and the SBA determines there were deficiencies in how the loan was originated, funded, or serviced, the SBA may deny or reduce its guaranty, require us to repurchase the sold portion, delay payment on the guaranty, or seek recovery of losses. We have established a recourse reserve to cover estimated losses on the outstanding guaranteed portion of SBA loans. Significant increases to this reserve could reduce our net income and adversely affect our business, results of operations, and financial condition.

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

To the extent that our underlying assumptions prove inaccurate or undergo unexpected changes, such as an unanticipated decline in the real estate market, the purchase price paid for  these loans could exceed the actual value, resulting in a lower yield or a loss of some or all of the loan principal. For instance, purchasing loan "pools" at a premium and experiencing earlier-than-expected loan prepayments would yield lower interest income than initially projected. Our success in growing our loan portfolio through loan purchases depends on our ability to price the loans properly and relies on the economic conditions in the geographic areas where the underlying properties or collateral for the acquired loans are located. Inaccurate estimates or declines in economic conditions or real estate values in the markets where we purchase loans could significantly adversely affect the level of our nonperforming loans and our results of operations.

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

Environmental and climate-related events, such as wildfires, flooding, mudslides, hurricanes, or other natural disasters, including recent events in our market regions, may adversely affect borrowers’ ability to repay loans, reduce collateral values, and increase uncertainty in estimating credit losses. Wildfires, in particular, pose significant risks to our loan portfolio and allowance for credit losses. While recent wildfires in Southern California that began in January 2025 do not appear to have materially affected our borrowers, future wildfires could cause borrower financial distress, impair repayment capacity, and increase loan defaults. Damage to or destruction of collateral, inadequate or unavailable insurance coverage, denied claims, rising insurance costs, and related economic disruptions, including business closures and job losses, could further increase credit risk. Our concentration of loans in wildfire-prone areas and the increasing frequency and severity of wildfires may heighten long-term credit risk and require increases to our allowance for credit losses, which could materially adversely affect our business, financial condition, and results of operations.

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

We principally manage interest rate risk by managing our volume and mix of earning assets and funding liabilities. If we are unable to manage this risk effectively, our business, financial condition and results of operations could be materially affected.

Our net interest margin, the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities, can be adversely affected by interest rate changes. While yields on assets and costs of liabilities tend to move in the same direction, they may do so at different speeds, causing the margin to expand or contract. Because our interest-bearing liabilities often have shorter durations than our interest-earning assets, rising rates may increase funding costs faster than asset yields, compressing our net interest margin. Periods of volatile, elevated, or declining rates may affect net interest income in multiple ways. For example, floating-rate assets generally reprice more quickly than deposits, potentially reducing net interest income in falling rate environments. Changes in borrower refinancing behavior, including increased loan prepayments and mortgage-backed security redemptions, introduce reinvestment risk, as prepaid amounts may need to be reinvested at lower rates. Additionally, changes in the shape of the yield curve, such as flattening or inversion, can compress margins, particularly for institutions with significant fixed-rate assets.

Rising rates can also increase the cost of deposits and other funding sources. If deposit and borrowing rates rise faster than loan and investment yields, our net interest income and overall earnings could decline.

A substantial amount of our loans have adjustable interest rates, which may result in a higher incidence of default in a rising interest rate environment. Additionally, a significant portion of our adjustable-rate loans include interest rate floors that prevent the loan’s contractual interest rate from falling below a specified level. While interest rate floors may increase or stabilize interest income during periods of declining interest rates, they may also limit growth in interest income during periods of rising rates and increase the likelihood that borrowers will refinance when market rates decline. At December 31, 2025, approximately $1.4 billion, or 67.1% of our loan portfolio consisted of adjustable or floating-rate loans, and approximately $1.0 billion, or 51.1%, of those adjustable or floating-rate loans contained interest rate floors. Furthermore, when loans are at their floor interest rates, our interest income may not rise as quickly as our cost of funds during periods of increasing interest rates, which could compress net interest margin and materially and adversely affect our results of operations.

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

Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings.  These fluctuations may result from changes in market interest rates, rating agency actions, issuer defaults, issues with underlying securities, changes in market prices, or changes in investor demand. Our available-for-sale debt securities in an unrealized loss position are evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. If a credit loss is identified, an allowance for credit losses is recorded, resulting in a charge against earnings.  Because available-for-sale securities are reported at estimated fair value, changes in interest rates can adversely affect our financial condition. The fair value of fixed-rate securities generally moves inversely with interest rate changes. Unrealized gains and losses on these securities are reported as a separate component of AOCI, net of tax.

Decreases in the fair value of securities available-for-sale resulting from increases in interest rates could have an adverse effect on shareholders’ equity.  Additionally, there is no assurance that the declines in market value will not result in credit losses, which would lead to additional provisions for credit losses that could have a material adverse effect on our net income and capital levels.

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
•

Borrowing funds or alternative financing methods, such as issuing common or convertible preferred stock, which may increase leverage, diminish liquidity, and result in dilution for existing shareholders.

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

We performed our test for goodwill impairment at December 31, 2025 and the test concluded that recorded goodwill was not impaired. Our test of goodwill for potential impairment is based on a qualitative assessment by management that takes into consideration macroeconomic conditions, industry and market conditions, cost or margin factors, financial performance and share price. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. If our judgment were incorrect, or if events or circumstances change, and an impairment of goodwill was deemed to exist, we would be required to write down our goodwill, resulting in a charge against earnings, which may materially adversely affect our results of operations.

Our reported financial results depend on management’s selection of accounting methods and certain assumptions and estimates, which, if incorrect, could cause unexpected losses in the future.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Management must exercise judgment in selecting and applying many of these accounting policies and methods so that they comply with generally accepted accounting principles and reflect management’s judgment regarding the most appropriate manner to report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances, yet might result in our reporting materially different results than would have been reported under a different alternative.

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

Our business operations are significantly influenced by the extensive body of accounting regulations in the United States. Regulatory bodies regularly issue new guidance, altering accounting rules and reporting requirements, which can substantially affect the preparation and presentation of our financial statements. These changes may require enhanced judgments, additional data collection, new internal controls, or retrospective application, potentially leading to restatements of prior period financial statements or increased compliance costs.

Under the Current Expected Credit Loss (“CECL”) model, which we currently apply, financial assets carried at amortized cost, such as loans and held-to-maturity debt securities, are presented at the net amount expected to be collected. This forward-looking approach estimates expected credit losses by considering historical experience, current conditions, and reasonable and supportable forecasts affecting collectability. CECL contrasts with the prior “incurred loss” methodology under GAAP, which recognized losses only when they were probable. While CECL improves the timeliness of recognizing credit losses, its reliance on macroeconomic assumptions and forecasts may continue to introduce earnings volatility, particularly during periods of economic uncertainty, interest rate volatility, or changing credit conditions. In addition, CECL creates an accounting asymmetry: loan-related income is recognized periodically using the effective interest method, while expected credit losses are recognized up front. This asymmetry may give the impression of reduced profitability during periods of loan growth, particularly in higher-risk or rapidly changing economic environments, and relatively higher profitability during periods of stable or declining loan volumes, as income continues to accrue on loans with previously recognized losses.

Risks Related to Cybersecurity, Third Parties and Technology

We are subject to certain risks in connection with our use of technology.

Our security measures may not be sufficient to mitigate the risk of a cyber-attack. Communications and information systems are essential to the conduct of our business, as we use such systems to manage our client relationships, our general ledger, and virtually all other aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. The security of our computer systems, software, and networks may be vulnerable to breaches, fraudulent or unauthorized access, denial or degradation of service, attacks, misuse, computer viruses, malware, or other malicious code and cyber-attacks that could result in the loss, misappropriation, or exposure of sensitive information and disruption of operations. If one or more of these events occur, our or our clients’ confidential information may be compromised, and our operations and those of our clients and counterparties may be disrupted. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

Security breaches in our internet banking activities may expose us to liability, loss of business, and damage to our reputation. Increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third party technologies (including browsers and operating systems), or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions, and to protect data about us, our clients, and underlying transactions. Any compromise of our security may result in loss of clients and business, disruption of operations, financial loss, or damage to our reputation. These events could have a material adverse effect on our business, financial condition and results of operations.

Our security measures may not protect us from system failures or interruptions. We have established policies and procedures to prevent or limit the impact of system breaches, failures and interruptions. In addition, we outsource certain aspects of our data processing and other operational functions to certain third-party providers. If our third-party providers encounter difficulties, including breakdowns or disruptions in communication services, failure to handle transaction volumes, cyber-attacks or security breaches, or if we otherwise have difficulty in communicating with them, our ability to adequately process and account for transactions will be affected, and our ability to deliver products and services and conduct operations will be disrupted. Replacing these third-party vendors may cause significant delays and expenses. Threats to information security also exist in the processing of client information through other vendors and their personnel. If such breaches, failures, or interruptions occur, we may be unable to prevent or mitigate their impact.

Further, insurance may not cover all losses resulting from breaches, system failures, or other disruptions. The occurrence of any system failure or interruption may damage our reputation, result in loss of clients and business, subject us to regulatory scrutiny, and expose us to legal liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.

Our current and future uses of Artificial Intelligence (AI) and other emerging technologies may create additional risks.

The increasing adoption of AI in financial services presents a range of risks that could impact our operations, regulatory compliance, and customer trust. AI introduces model risk, where flawed algorithms or biased data could result in inaccurate credit decisions, compliance violations, or discriminatory outcomes in lending or customer service. Cybersecurity threats, such as data breaches, adversarial attacks, and data poisoning, pose significant challenges, particularly as these systems handle large volumes of sensitive customer information. Additionally, the opaque nature of some AI models, often referred to as "black-box" systems, raises regulatory compliance concerns, as regulators increasingly require transparency and explainability in AI-driven decision-making.

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

We are reliant on our ability to manage data and our ability to aggregate data in an accurate and timely manner to ensure effective risk reporting and decision-making. Deficiencies in how data is acquired, validated, stored, protected, or processed, as well as the manual nature of many of our data management and aggregation processes, could lead to human error or system failures. Inaccurate, incomplete, or delayed data could limit our ability to identify, measure, and manage current and emerging risks, impair management decision-making, and hinder our ability to respond to changing business conditions. These shortcomings could also adversely affect our financial reporting, regulatory compliance, operational efficiency, and strategic initiatives. Any of these outcomes could materially and adversely affect our business, financial condition, results of operations, and growth prospects.

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

The financial services market, including banking services, is undergoing rapid changes with frequent introductions of new technology-driven products and services. Our future success will depend, in part, on our ability to keep pace with technological changes and to use technology to satisfy and increase customer demand for our products and services and to create additional efficiencies in our operations. We expect that we will need to make substantial investments in our technology and information systems to compete effectively and to stay current with technological changes. Some of our competitors have substantially greater resources to invest in technological improvements and will be able to invest more heavily in developing and adopting new technologies, which may put us at a competitive disadvantage. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. As a result, our ability to effectively compete to retain or acquire new business may be impaired, and our business, financial condition or results of operations may be adversely affected.

Risks Related to Regulatory and Compliance Matters

The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.

The FDIC, the Federal Reserve and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending, should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land development and other land represent 100.0% or more of total capital, or (ii) total reported commercial real estate loans (as defined in the guidance) represent 300.0% or more of total capital. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to assist banks in developing risk management practices and capital levels commensurate with the level and nature of their real estate concentrations. The guidance states that management should employ heightened risk management practices, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. As of December 31, 2025, the Bank’s aggregate recorded loan balances for construction, land development and land loans were 2.0% of total regulatory capital, while the Bank’s commercial real estate loans as calculated in accordance with regulatory guidance were 320.2% of total regulatory capital. As a result, we have concluded that we have a concentration in commercial real estate lending under the foregoing standards. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations that could increase our costs of operations.

The banking industry is extensively regulated. Federal banking regulations are designed primarily to protect the deposit insurance funds and customers, not to benefit a company’s shareholders. These regulations may sometimes impose significant limitations on our operations. The significant federal and state banking regulations that affect us are described in this Form 10-K under the heading “Item 1. Business — Supervision and Regulation.” These regulations, along with the currently existing tax, accounting, securities, insurance, privacy and monetary laws, regulations, rules, standards, and policies and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Any new regulation or legislation, or change in existing regulation or oversight, whether a change in regulatory policy or a change in a regulator’s interpretation of a law or regulation, could have a material impact on our operations, increase our costs of regulatory compliance and of doing business and adversely affect our profitability. For example, changes in consumer privacy laws, such as the recently enacted CCPA and CPRA in California, other state privacy statutes, or any future federal privacy legislation, or any non-compliance with such laws, could adversely affect our business, financial condition and results of operations. See “Item 1. Business—Supervision and Regulation—Privacy Standards” for additional information on the CCPA and the CPRA. Compliance with the CCPA, the CPRA, and other state or federal statutes or regulations designed to protect consumer personal data could require us to implement substantive technology infrastructure and process changes. Non-compliance with these privacy laws or regulations could lead to substantial regulatory fines and penalties, damages from private causes of action or reputational harm. Developments in regulatory interpretations or supervisory guidance may also require operational changes, additional expenditures, or restrictions on certain activities.

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

Our business is exposed to a broad range of risks, including liquidity, credit, market, interest rate, operational, legal and compliance, reputational, cybersecurity, climate-related, and other risks. These risks may arise from internal factors, the actions of third parties, changes in economic, market, or regulatory conditions, or other unforeseen events. There may be risks that we have not anticipated or identified, and existing or emerging risks could result in substantial and unexpected losses. If our risk management framework or processes prove ineffective, we may incur losses that could materially and adversely affect our business, financial condition, results of operations, and growth prospects.

Climate change and related legislative and regulatory initiatives may materially affect the Company’s business and results of operations.

The effects of climate change continue to raise significant concerns about the state of the environment. Federal and state policy approaches to climate change continue to evolve, and changes in legislative or regulatory priorities could alter the requirements and expectations placed on businesses, including banks, to address climate-related risks.

The lack of empirical data regarding the financial and credit risks posed by climate change still makes it difficult to predict its specific impact on our financial condition and results of operations. However, the physical effects of climate change, such as more frequent and severe weather disasters, could directly affect us. For instance, such events may damage real property securing loans in our portfolio or reduce the value of that collateral. If our borrowers' insurance is insufficient to cover these losses or if insurance becomes unavailable, the value of the collateral securing our loans could be negatively affected, potentially impacting our financial condition and results of operations. Moreover, climate change may adversely affect regional and local economic activity, harming our customers and the communities in which we operate. Regardless of changes in federal policy, the effects of climate change and their unknown long-term impacts could have a material adverse effect on our financial condition and results of operations.

Risks Related to Our Business and Industry Generally

We rely on other companies to provide key components of our business infrastructure.

We rely on numerous external vendors for our day-to-day operations. Accordingly, our operations are exposed to risks associated with vendor performance under service-level agreements. If a vendor fails to meet its contractual obligations due to changes in its organizational structure, financial condition, support for existing products and services, strategic focus, or any other reason, our operations could be disrupted, potentially causing a material adverse impact on our financial condition and results of operations.

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

Maintaining sufficient liquidity is essential for the operation of our business. We require liquidity to meet customer loan requests, customer deposit maturities/withdrawals, payments on our debt obligations as they come due, and other cash commitments under both normal operating conditions and other unpredictable circumstances causing industry or general financial market stress. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically, or the financial services industry or economy generally. Factors that could detrimentally impact our access to liquidity sources include a downturn in the geographic markets in which our loans and operations are concentrated or difficult credit markets. Our access to deposits may also be affected by the liquidity needs of our depositors. In particular, a majority of our liabilities are checking accounts and other liquid deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial majority of our assets are loans, which cannot be called or sold in the same time frame. While in prior periods we have successfully replaced maturing deposits and borrowings, deposit balances across the banking industry have become more rate-sensitive and responsive to market perceptions, and future replacements may be challenged by shifts in our financial condition, FHLB of San Francisco’s status, or market conditions. A failure to maintain adequate liquidity could materially and adversely affect our business, financial condition and results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity” of this Form 10-K.

Several of our large depositors have relationships with each other, which creates a higher risk that one client’s withdrawal of its deposit could lead to a loss of deposits from other clients within the relationship, which, in turn, could force us to fund our business through more expensive and less stable sources.

As of December 31, 2025, our ten largest depositors, none of which include brokered deposits, accounted for $235.8 million in deposits, or approximately 11.7% of total deposits. Several of our large depositors are local unions of labor unions or have business, family, or other relationships with each other, which creates a risk that any one client’s withdrawal of its deposits could lead to a loss of other deposits from clients within the relationship. At December 31, 2025, $590.9 million, or 26.7%, of our total deposits were comprised of deposits from labor unions, representing 785 different local unions with an average deposit balance per local union of approximately $753,000. At December 31, 2025, 20 labor unions had aggregate deposits with us of $10.0 million or more, totaling $385.3 million, or 17.4% of our total deposits.

Given our use of these high average balance deposits as a source of funds, the inability to retain them could have an adverse effect on our liquidity. In addition, these deposits are primarily demand deposit accounts or short-term deposits and therefore may be more sensitive to changes in interest rates. If we are forced to pay higher rates on these deposits to retain them, or if we are unable to retain them and are forced to turn to borrowings and other funding sources for our lending and investment activities, the interest expense associated with such borrowings or other funding sources may exceed the cost of these deposits, which could adversely affect our net interest margin and net income. We may also be forced, as a result of any material withdrawal of deposits, to rely more heavily on other, potentially more expensive and less stable funding sources. Any of these occurrences could have a material adverse effect on our business, financial condition, and results of operations.

Our growth or future losses may require us to raise additional capital in the future, but that capital may not be available when it is needed, or the cost of that capital may be exceedingly high.

We are required by regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our capital resources will enable us to satisfy our capital requirements for the foreseeable future. Nonetheless, we may at some point need to raise additional capital to support continued growth or be required by our regulators to increase our capital resources. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance.

Accordingly, we may not be able to raise additional capital, if needed, on terms that are acceptable to us. If we cannot raise additional capital when needed, our operations could be materially impaired, and our financial condition and liquidity could be materially and adversely affected. In addition, if we are unable to raise additional capital when required by our banking regulators, we may be subject to additional adverse regulatory action.

Our liquidity is dependent on dividends from the Bank.

BayCom is a legal entity separate and distinct from the Bank. A substantial portion of BayCom’s cash flow, including cash flow to pay principal and interest on any debt it may incur, comes from dividends BayCom receives from the Bank. Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to BayCom. Because our ability to receive dividends or loans from the Bank is restricted, our ability to pay dividends to our shareholders and repurchase our stock may also effectively be restricted. Also, BayCom’s right to participate in the distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Bank is unable to pay dividends to BayCom, BayCom may not be able to service any debt it may incur, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

In recent years, companies have faced scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social, and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds, and influential investors are also focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions, and human rights. ESG-related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements, or investor or stakeholder expectations and standards, could negatively impact our reputation, ability to do business with certain partners, and our stock price.

Recent changes in the regulatory landscape and shifting federal priorities have moved toward a reduction in emphasis on certain ESG priorities, particularly around climate change and diversity, equity, and inclusion (“DEI”). This shift has led to a rollback of regulations that mandate specific disclosures and operational practices in these areas. However, some stakeholder groups continue to demand greater transparency and action, resulting in a complex and potentially conflicting environment for companies. If regulatory enforcement of ESG-related policies becomes less stringent, companies may face reputational risks if their practices are seen as insufficient or inconsistent with broader societal expectations, especially related to DEI and environmental stewardship. As a result, navigating this evolving regulatory and public opinion landscape may require us to balance compliance with regulatory requirements against maintaining investor, customer, and stakeholder trust.

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

The Board of Directors oversees management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk appetite with our strategic objectives. Our enterprise risk management program is designed to identify, measure, monitor and control all significant risks across various aspects of the Company. Cybersecurity risk management processes are integrated into this program, given the increasing reliance on technology and potential of cyber threats. Our Director of Information Technology leads our cybersecurity program, reporting directly to the Chief Operating Officer (“COO”), and provides reports and updates to the Audit Committee, the Enterprise Risk Committee and the Chief Risk Officer (“CRO”) quarterly or more frequently as required.

Our objective for managing cybersecurity risk is to maintain appropriate layers of safeguards to protect information systems from possible threats and to avoid or minimize the impacts of external threat events or other efforts to penetrate, disrupt or misuse our systems or information. Our Information Security Program aligns with industry frameworks, such as the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, Federal Financial Institutions Examination Council (“FFIEC”) Information Technology Examination Handbooks, and the FFIEC Cybersecurity Assessment Tool, and is periodically reviewed and updated at least annually or more frequently upon significant changes to our operating environment. Our Information Security Program is led by our Information Security Officer in conjunction with our Director of Information Technology.

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

Item 2. Properties

Our principal executive offices are located at 500 Ygnacio Valley Road, Suite 200, Walnut Creek, California 94596. At December 31, 2025, including our principal executive offices, we operated a total of 34 full-service banking branches consisting of branch offices in Northern and Southern California; Las Vegas, Nevada; Denver, Colorado and Custer, Delta, and Grand Counties, Colorado; Seattle, Washington and Central New Mexico. At December 31, 2025, we owned 15 of our banking branches and leased the remaining 19 branches, which leases expire on various dates through 2030. At December 31, 2025, all our leases had an option to renew with renewal periods between three and 12 years. Many of our branches are equipped with automated teller machines and drive-through facilities. We believe our existing facilities will adequately meet our operational needs for the foreseeable future.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General.  Our common stock is listed on the NASDAQ Global Select Market under the symbol “BCML.” At December 31, 2025, we had approximately 724 shareholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms).

On February 19, 2026, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.30 per share on the Company's outstanding common stock. The cash dividend will be payable on April 9, 2026 to shareholders of record as of the close of business on March 12, 2026.

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

Stock Repurchases.  The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended December 31, 2025:

			Total number of shares	Maximum number of
			purchased as part of	shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
	shares purchased	paid per share	plans or programs	plans or programs(1)

October 1, 2025 - October 31, 2025	19,029	$27.78	19,029	212,526
November 1, 2025 - November 30, 2025	10,082	27.69	10,082	202,444
December 1, 2025 - December 31, 2025	—	—	—	202,444
	29,111	$27.75	29,111
(1)In May 2024, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to five percent of BayCom’s common stock, or approximately 560,000 shares, with no set expiration date. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares.

During the year ended December 31, 2025, the Company repurchased a total of 261,654 shares of the Company’s common stock at an average price of $26.40 per share, compared to 455,654 shares at an average price of $20.31 per share during the year ended December 31, 2024.

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

History and Overview

BayCom is a bank holding company headquartered in Walnut Creek, California. The Company’s wholly owned banking subsidiary, United Business Bank, provides a broad range of financial services primarily to businesses and business owners, as well as individual consumers, through its branch network. At December 31, 2025, the Bank had 34 full-service branches, with 16 locations in California, one in Nevada, one in Washington, five in New Mexico and 11 in Colorado.

Our principal objective is to enhance shareholder value and generate consistent earnings growth by expanding our commercial banking franchise through both strategic acquisitions and organic growth. Since 2010, we have expanded our geographic footprint through ten strategic acquisitions, which includes our most recent acquisition of PEB, which closed in February 2022. We believe our strategy of selectively acquiring and integrating community banks has yielded economies of scale and improved our overall franchise efficiency. Looking forward, we expect to continue pursuing strategic acquisitions, believing our targeted market areas present us with many and varied acquisition opportunities. We are also committed to organic growth, leveraging the potential within metropolitan and community markets where we currently operate. These markets offer significant opportunities to expand our commercial client base, increase interest-earning assets, and enhance market share. We believe our geographic footprint, which now includes the San Francisco Bay area, the metropolitan markets of Los Angeles, California; Seattle, Washington; Denver, Colorado; and Las Vegas, Nevada, and community markets including Albuquerque, New Mexico and Custer, Delta and Grand counties, Colorado, provides us access to low cost, stable core deposits that we can use to fund commercial loan growth. We strive to enhance our clients’ banking experience by providing them with a comprehensive suite of sophisticated products and services tailored to meet their needs, while delivering the high-quality, relationship-based service of a community bank. At December 31, 2025, the Company, on a consolidated basis, had total assets of $2.6 billion, loans receivable, net of $2.0 billion, deposits of $2.2 billion and shareholders’ equity of $338.6 million.

We continue to focus on growing our commercial loan portfolios through both acquisitions and organic growth. At December 31, 2025, our $2.0 billion total loan portfolio included $224.9 million, or 10.9%, of acquired loans (all of which were recorded to their estimated fair values at the time of acquisition), and the remaining $1.8 billion, or 89.1%, consisted of loans we originated.

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

Changes in market interest rates, the slope of the yield curve, and the rates we earn on interest earning assets or pay on interest bearing liabilities have a significant impact on our net interest spread, net interest margin and net interest income. During 2025, the Federal Open Market Committee of the Federal Reserve (“FOMC”) lowered the target range for the federal funds rate in response to continued moderation in inflation and evolving economic conditions. The FOMC reduced the target range by 75 basis points, from 4.25%–4.50% at December 31, 2024, to 3.50%–4.25% by year-end 2025. All reductions occurred between September and December 2025. Correspondingly, the prime rate, which generally moves in relation to the federal funds rate, was approximately 6.75% at year-end 2025. These rate levels influenced both asset yields and funding costs during the year.

Net interest margin increased to 3.82% for the year ended December 31, 2025, compared to 3.74% for the previous year and was driven by lower average costs of interest-bearing liabilities, particularly on money market and time deposits, and the redemption of subordinated debt. Based on the current composition of our balance sheet, we believe net interest margin could improve if interest rates remain at or near current levels; however, a decline in interest rates would likely negatively impact our net interest income.

The provision for credit losses is dependent on changes in our loan portfolio and management’s assessment of the collectability of our loan portfolio, as well as prevailing economic and market conditions. We recorded a $4.1 million provision for credit losses for the year ended December 31, 2025, primarily driven by loan growth and increases in specific reserves. Net charge-offs totaled $948,000 for the year ended December 31, 2025. The lower net charge-offs primarily reflect fewer nonaccrual loan charge-offs, as well as payoffs and collections on previously nonaccrual loans.

Our net income is also affected by noninterest income and noninterest expenses. Noninterest income consists of, among other things: (i) service charges on loans and deposits; (ii) gain on sale of loans; and (iii) gain (loss) on equity securities and (iv) other noninterest income. Our noninterest income decreased $291,000 during the year ended December 31, 2025, as compared to 2024. Noninterest expense consists of, among other things: (i) salaries and related benefits; (ii) occupancy and equipment expense; (iii) data processing; (iv) FDIC and state assessments; (v) outside and professional services; (vi) amortization of intangibles; and (vii) other general and administrative expenses. Our noninterest expenses decreased $278,000 during the year ended December 31, 2025, as compared to 2024. Noninterest income and noninterest expenses are influenced by growth of our banking operations and loan and deposit volumes.

Business Strategy

Our strategy is to continue to make strategic acquisitions of financial institutions within the Western United States, grow organically and preserve our strong asset quality through disciplined lending practices. We seek to achieve these results by focusing on the following:

●	Strategic Consolidation of Community Banks. We believe our strategy of selectively acquiring and integrating community banks has provided us with economies of scale and improved our overall franchise efficiency. We expect to continue to pursue strategic acquisitions of financial institutions and believe our target market areas present us with numerous acquisition opportunities as many of these financial institutions will continue to be burdened and challenged by new and more complex banking regulations, resource constraints, competitive limitations, rising technological and other business costs, management succession issues and liquidity concerns. In addition, we believe that the breadth of our operating experience and successful track record of integrating prior acquisitions increases the potential acquisition opportunities available to us. We will continue to employ a disciplined approach to our acquisition strategy and only seek to identify and partner with financial institutions that possess attractive market share, low-cost deposit funding and compelling noninterest income generating businesses. Our disciplined approach to acquisitions, consolidations and integrations, includes the following: (i) selectively acquiring community banking franchises only at appropriate valuations, after taking into account risks that we perceive with respect to the targeted bank; (ii) completing comprehensive due diligence and developing an appropriate plan to address any non-acquired credit problems of the targeted institution; (iii) identifying an achievable cost savings estimate; (iv) executing definitive acquisition agreements that we believe provide adequate protections to us; (v) installing our credit procedures, audit and risk management policies and procedures, and compliance standards upon consummation of the acquisition; (vi) collaborating with the target’s management team to execute on synergies and cost saving opportunities related to the acquisition; and (vii) involving a broader management team across multiple departments in order to help ensure the successful integration of all business functions. We believe this approach allows us to realize the benefits of our acquisition and consolidation strategy. We also expect to continue to manage our branch network in order to ensure effective coverage for clients while minimizing any geographic overlap and driving corporate efficiency.
●	Enhance the Performance of the Banks We Acquire. We strive to successfully integrate the banks we acquire into our existing operational platform and enhance shareholder value through the creation of efficiencies within the combined operations. We seek to realize operating efficiencies from our recently completed acquisitions by utilizing technology to streamline our operations. We continue to centralize the back-office functions of our acquired banks as well as realize cost savings using third-party vendors and technology to take advantage of economies of scale as we continue to grow. We intend to focus on initiatives that we believe will provide opportunities to enhance earnings, including the continued rationalization of our retail banking footprint through the evaluation of possible branch consolidations or opportunities to sell branches.
●	Focus on Lending Growth in Our Metropolitan Markets While Increasing Deposits in Our Community Markets. Our banking footprint has given us experience operating in small communities and large cities. We believe that our presence in smaller communities gives us a relatively stable source of low-cost core deposits, while our more metropolitan markets represent strong long term growth opportunities to expand our commercial client base and increase our current market share through organic growth. In acquiring United Business Bank, FSB in 2017, we acquired a large deposit base from the local and regional unionized labor community. As of December 31, 2025, our top ten depositors, which included 10 labor unions, accounted for roughly 11.7% of our total deposits. At that date, nearly 26.1% of our deposit base was comprised of noninterest bearing demand deposit accounts, significantly lowering our aggregate cost of funds.
●	Our Team of Seasoned Bankers Represents an Important Driver of our Organic Growth by Expanding Banking Relationships with Current and Potential Clients. We expect to continue to make opportunistic hires of talented and entrepreneurial bankers, to further augment our growth. Our bankers are incentivized to

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
●	Preserve Our Asset Quality Through Disciplined Lending Practices. Our approach to credit management uses well defined policies and procedures, disciplined underwriting criteria and ongoing risk management. We believe we are a competitive and effective commercial lender, supplementing ongoing and active loan servicing with early-stage credit review provided by our bankers. This approach has allowed us to maintain loan growth with a diversified portfolio of assets. We believe our credit culture supports accountability amongst our bankers, who maintain an ability to expand our client base as well as make sound decisions for our Company. At December 31, 2025, our ratio of nonperforming assets to total assets was 0.52% and our ratio of nonperforming loans to total loans was 0.65%. Over the 21 years since our inception, which timeframe includes a U.S. recession and a global pandemic, we have cumulative net charge-offs of $11.8 million. We believe our success in managing asset quality is illustrated by our aggregate net charge-off history.

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

Allowance for credit losses for loans. The allowance for credit losses represents management’s estimate of current expected credit losses over the life of a financial asset carried at amortized cost at an appropriate level based upon management’s evaluation of the adequacy of collectively and individually evaluated loss reserves. The Company’s method for assessing the appropriateness of the allowance for credit losses includes specific allowances for individually analyzed loans, pooled loans component which includes both quantitative and qualitative factors, and a reserve for unfunded loan commitments.

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

All loans with an outstanding balance of $250,000 or more are individually evaluated for expected credit loss when it is probable that we will be unable to collect all amounts due according to the original contractual terms of the loan agreement. We select loans for individual assessment on an ongoing basis using criteria such as payment performance, borrower reported and forecasted financial results, and other external factors when appropriate. Loans that do not share the same risk characteristics as pooled loans are evaluated individually for credit loss and generally include all nonaccrual loans, collateral dependent loans, and certain modified loans to borrowers experiencing financial difficulties. We measure the current expected credit loss of an individually evaluated loan based upon the fair value of the underlying collateral, adjusted for costs to sell when applicable, or if the loan is not collateral-dependent we utilize the present value of expected future cash flows, discounted at the effective interest rate. A loan for which the terms have been modified resulting in a concession, and where the borrower is experiencing financial difficulties, is considered a modified loan to a borrower experiencing financial difficulty. The allowance for credit losses on modified loans to borrowers experiencing financial difficulty is measured using the same method as individually evaluated loans. When the value of a concession is measured using the discounted cash flow method, the allowance for credit losses is determined by discounting the expected future cash flows at the original interest rate of the loan. To the extent a loan balance exceeds the estimated collectable value, a reserve or charge-off is recorded depending upon either the certainty of the estimate of loss or the fair value of the loan’s collateral if the loan is collateral-dependent. By definition, any loan that management has placed on non-accrual is required to be individually evaluated; however, not all individually evaluated loans need to be placed on non-accrual.

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

In determining the PD for each pooled segment, the Bank utilized regression analyses to identify certain economic drivers that were considered highly correlated to historical Bank or peer loan default experience. The regression models developed by the Company correlate macroeconomic variables to historical credit performance based on Call Report data over 78 quarters, consisting of the period from the first quarter of 2004 through the fourth quarter of 2019 and the fourth quarter of 2021 through the first quarter of 2025. We elected to exclude historical data from 2020 first quarter to 2021 third quarter for purposes of estimating expected credit losses because we believe that period is an outlier and did not represent normal economic behavior considering the COVID-19 pandemic lockdown with changes in macroeconomic variables and the significant levels of government relief programs in place during that period. For all segments, the Company's actual loss history was not statistically relevant, thus the loss history of peers, defined as commercial financial institutions with asset size of $1.0 billion to $5.0 billion, domiciled in California, with similar concentrations of lending were utilized to determine loss rates. The peers utilized in the allowance for credit losses are segment specific. Additionally, management chose the national unemployment rate and U.S. gross domestic product as the primary economic forecast drivers for all segments. A third party provides LGD estimates for each segment based on a banking industry Frye-Jacobs Risk Index approach.

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

Management considers whether adjustments to the quantitative portion of the allowance for credit losses are needed for differences in segment-specific risk characteristics or to reflect the extent to which it expects current conditions and reasonable and supportable forecasts of economic conditions to differ from the conditions that existed during the historical period included in the development of PD and LGD. During 2025, management applied qualitative adjustments primarily related to macroeconomic forecasts and changes in loan composition within the commercial real estate portfolio. Qualitative internal and external risk factors include, but are not limited to, the following:

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

Comparison of Financial Condition at December 31, 2025 and 2024

Total assets.  Total assets decreased $70.8 million, or 2.7%, to $2.6 billion at December 31, 2025 from $2.7 billion at December 31, 2024. The decrease was primarily due to decreases in cash and cash equivalents of $157.5 million or 43.3%, and investment securities available-for-sale of $13.6 million or 7.0%, partially offset by an increase in loans receivable, net of $110.1 million or 5.7%.

Cash and cash equivalents.  Cash and cash equivalents decreased $157.5 million, or 43.3%, to $206.5 million at December 31, 2025 from $364.0 million at December 31, 2024. The decrease primarily was due to a $161.2 million decrease in federal funds sold and interest-bearing balances in banks, reflecting the use of excess cash to fund the

Company’s early redemption of the remaining $63.7 million of its outstanding Notes due 2030, as well as to support loan growth and deposit withdrawals.

Investment securities.  Investment securities decreased $13.6 million, or 7.0%, to $179.7 million at December 31, 2025 from $193.3 million at December 31, 2024. The decrease primarily was due to $38.1 million in routine amortization, principal repayments and maturities and calls of securities, partially offset by $15.6 million of investment securities purchased during the year ended December 31, 2025. A $1.8 million fair value adjustment related to unrealized gains on investment securities available-for-sale also contributed to the increase.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our available for sale investment securities as of December 31, 2025. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average yields were calculated by multiplying each carrying value by its yield and dividing the sum of these results by the total carrying values. Yields on tax-exempt investments are not calculated on a fully tax equivalent basis.

	Amount Due or Repricing Within:
	One Year		Over One		Over Five		Over
	or Less		to Five Years		to Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

	(Dollars in thousands)
Municipal securities	$1,237	1.45	8,429	1.63	6,727	3.24	9,885	4.57%	$26,278	3.14%
Mortgage-backed securities	17	2.37	5,358	1.66	8,597	3.09	33,936	4.56	47,908	3.97
Collateralized mortgage obligations	1,163	4.72	2,312	2.31	1,757	1.93	40,031	4.22	45,263	4.05
SBA securities	—	—	3	4.13	1,799	4.34	977	5.80	2,779	4.85
ABS securities	—	—	—	—	—	—	1,677	5.05	1,677	5.05
Corporate bonds	3,000	5.00	4,500	8.00	56,598	4.36	750	3.37	64,848	4.63
Total	$5,417	4.12%	$20,602	3.11%	$75,478	4.06%	$87,256	4.42%	$188,753	4.12%

See “Note 2 – Investment Securities” in the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for additional information on our investment securities.

Equity securities. Equity securities decreased $566,000, or 4.3% to $12.6 million at December 31, 2025 from $13.1 million at December 31, 2024, primarily due to mark-to-market adjustments recorded during the year ended December 31, 2025.

Loans, net.  We originate a wide variety of loans with a focus on commercial real estate (“CRE”) loans and commercial and industrial loans. Loans receivable, net of allowance for credit losses, increased $110.1 million, or 5.7%, to $2.0 billion at December 31, 2025, from $1.9 billion at December 31, 2024. The increase was due to $440.4 million of new loan originations and $31.0 million of loan purchases, partially offset by $354.1 million of loan repayments and $5.1 million of loans sold.

Loan originations in 2025 were concentrated in California markets, primarily Los Angeles, Irvine/Southern California, San Francisco Bay Area and Sacramento/Northern California, with commercial and multifamily real estate secured loans accounting for the majority of the originations. Loan purchases were concentrated in New Mexico and Colorado.

The following table provides information about our loan portfolio by type of loan, with PCD loans presented as a separate balance, at the dates presented.

	As of December 31,
	2025		2024
		Percent		Percent
		of		of
	Amount	Total	Amount	Total

	(Dollars in thousands)
Commercial and industrial	$175,409	8.5%	$173,948	8.9%
Real estate:
Residential	113,143	5.5	109,409	5.6
Multifamily residential	309,331	15.0	222,932	11.4
Owner occupied CRE	500,419	24.2	490,493	25.1
Non-owner occupied CRE	940,469	45.5	931,615	47.8
Construction and land	8,958	0.4	1,509	0.1
Total real estate	1,872,320	90.6	1,755,958	90.0
Consumer	1,175	0.1	391	0.0
PCD loans	16,788	0.8	22,450	1.1
Total Loans	2,065,692	100.0%	1,952,747	100.0%
Net deferred loan fees	644		149
Allowance for credit losses	(21,210)		(17,900)
Loans, net	$2,045,126		$1,934,996

The following table presents at December 31, 2025, the geographic distribution of our loan portfolio in dollar amounts and percentages.

	San Francisco Bay				Total in State of
	Area(1)		Other California(2)		California		All Other States(3)		Total
		% of		% of		% of		% of		% of
		Total in		Total in		Total in		Total in		Total in
	Amount	Category	Amount	Category	Amount	Category	Amount	Category	Amount	Category

	(Dollars in thousands)
Commercial and industrial	$30,421	7.6%	$66,697	7.4%	$97,118	7.4%	$78,291	10.3%	$175,409	8.5%
Real estate:
Residential	11,625	2.9%	50,603	5.6%	62,228	4.8%	50,958	6.7%	113,186	5.5%
Multifamily residential	64,813	16.1%	170,570	18.9%	235,383	18.0%	74,944	9.8%	310,327	15.0%
Owner occupied CRE	143,624	35.7%	292,914	32.5%	436,538	33.5%	69,661	9.1%	506,199	24.5%
Non-owner occupied CRE	151,619	37.7%	312,832	34.7%	464,451	35.6%	485,987	63.8%	950,438	46.0%
Construction and land	—	—%	8,408	0.9%	8,408	0.6%	550	0.1%	8,958	0.4%
Total real estate	371,681		835,327		1,207,008		682,100		1,889,108
Consumer	43	0.0%	1	0.0%	44	0.0%	1,131	0.1%	1,175	0.1%
Total loans	$402,145		$902,025		$1,304,170		$761,522		$2,065,692

(1)   Includes Alameda, Contra Costa, Solano, Sonoma, Marin, San Francisco, San Joaquin, San Mateo and Santa Clara Counties.

(2) Includes loans located in Sacramento and Northern California counties totaling $92.3 million and loans located in Los Angeles and Orange counties totaling $601.5 million.

(3)   Includes loans located in the states of Colorado, Nevada, New Mexico, Washington and other states. At December 31, 2025, loans in Colorado, New Mexico, Washington and other states totaled $132.2 million, $44.5 million, $69.6 million, $89.9 million, and $425.3 million, respectively.

The following table provides information about our loan portfolio segregated by legacy and acquired loans with a remaining discount, net of their discounts at the dates presented.

	As of December 31,
	2025			2024
	Non-			Non-
	Acquired	Acquired	Total	Acquired	Acquired	Total

	(Dollars in thousands)
Commercial and industrial	$172,064	$3,345	$175,409	$166,048	$7,900	$173,948
Real estate:
Residential	110,199	2,944	113,143	106,402	3,007	109,409
Multifamily residential	307,578	1,753	309,331	221,130	1,802	222,932
Owner-occupied CRE	429,580	70,839	500,419	400,384	90,109	490,493
Non-owner occupied CRE	912,185	28,284	940,469	892,152	39,463	931,615
Construction and land	8,958	—	8,958	1,509	—	1,509
Total real estate	1,768,500	103,820	1,872,320	1,621,577	134,381	1,755,958
Consumer	1,175	—	1,175	391	—	391
PCD loans	—	16,788	16,788	—	22,450	22,450
Total Loans	1,941,739	123,953	2,065,692	1,788,016	164,731	1,952,747
Deferred loan fees and costs, net	644	—	644	149	—	149
Allowance for credit losses	(21,210)	—	(21,210)	(17,900)	—	(17,900)
Loans, net	$1,921,173	$123,953	$2,045,126	$1,770,265	$164,731	$1,934,996

The following table sets forth contractual maturity and repricing information for our loan portfolio at December 31, 2025. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. PCD loans are reported at their contractual interest rate. The schedule does not reflect the effects of possible prepayments or enforcement of due on sale clauses.

		Maturing	Maturing
	Maturing	After One	After Five	Maturing
	Within	to Five	to Fifteen	After Fifteen
	One Year	Years	Years	Years	Total

	(Dollars in thousands)
Commercial and industrial	$30,132	$61,946	$83,330	$1	$175,409
Real estate:
Residential	901	14,865	48,444	48,933	113,143
Multifamily residential	9,089	129,686	162,353	8,203	309,331
Owner-occupied CRE	39,000	169,541	224,160	67,718	500,419
Non-owner occupied CRE	51,590	384,472	488,690	15,717	940,469
Construction and land	263	53	8,642	—	8,958
Total real estate	100,843	698,617	932,289	140,571	1,872,320
Consumer and other	710	348	17	100	1,175
PCD loans	2,294	3,272	2,595	8,627	16,788
Total loans	$133,979	$764,183	$1,018,231	$149,299	$2,065,692

The following table sets forth the amounts of loans due after December 31, 2026, with fixed or adjustable rates:

		Floating or
	Fixed	Adjustable
	Rate	Rate	Total

	(Dollars in thousands)
Commercial and industrial	$88,659	$56,618	$145,277
Real estate:
Residential	31,288	80,954	112,242
Commercial Real Estate	459,857	1,190,684	1,650,541
Construction and land	201	8,493	8,694
Total real estate	491,346	1,280,131	1,771,477
Consumer and other	223	242	465
PCD loans	2,311	12,183	14,494
Total loans	$582,539	$1,349,174	$1,931,713

The following table sets forth the originations, purchases, sales and repayments of loans as of the dates indicated.

	Years ended December 31,
	2025	2024	2023

	(Dollars in thousands)
Loans originated
Commercial and industrial	$25,301	$16,613	$10,243
Real estate:
Residential	48,482	3,132	256
Multifamily residential	176,498	24,308	11,169
Owner occupied CRE	79,603	60,557	39,664
Non-owner occupied CRE	109,989	148,746	31,546
Construction and land	260	237	1,217
Total real estate	414,832	236,980	83,852
Consumer	312	166	—
Total loans originated	440,445	253,759	94,095
Loans purchased or acquired through acquisitions
Other loans purchased	31,016	86,071	16,519
Loans sold
Commercial and Industrial	(1,312)	(1,349)	(2,614)
Owner occupied CRE	(3,170)	(2,213)	(4,587)
Non-owner occupied CRE	(593)	(9,252)	—
Other
Principal repayments	(354,112)	(299,733)	(199,088)
Transfer to real estate owned	—	—	—
Increase in allowance for credit losses and other items, net	(3,310)	4,100	(3,100)
Net increase in loans receivable and loans held for sale	$108,964	$31,383	$(98,775)

Acquired loans. Acquired PCD loans are loans acquired through a business combination with evidence of more than insignificant credit deterioration and are accounted for under Accounting Standards Codification (“ASC”) Topic 326. Acquired non-PCD loans represent loans acquired through a business combination without more than insignificant evidence of credit deterioration and are accounted for under ASC Topic 310-20.

As of December 31, 2025, acquired non-PCD loans totaled $121.1 million with a remaining net premium of $397,000 compared to $140.6 million with a remaining net premium of $1.8 million as of December 31, 2024. The net premium for acquired non-PCD loans includes both a credit discount based on estimated losses in the acquired loans partially offset by any premium, based on market interest rates on the date of acquisition.

As of December 31, 2025, the unpaid principal balance of acquired PCD loans totaled $16.1 million with a remaining net non-credit discount of $1.2 million, compared to $24.0 million with a remaining net non-credit discount of $1.5 million as of December 31, 2024.

Nonperforming assets and nonaccrual loans.  Nonperforming assets generally consist of nonaccrual loans, accruing loans 90 days or more past due, and other real estate owned (“OREO”). Nonperforming assets increased $3.8 million to $13.4 million, or 0.65% of total loans, at December 31, 2025 compared to $9.7 million, or 0.50% of total loans, at December 31, 2024. There was no OREO at both December 31, 2025 and 2024.

The increase in nonperforming loans was primarily due to 13 new commercial real estate loans (secured by various types of real estate) totaling $13.0 million being placed on nonaccrual status during the year ended December 31, 2025, which were in the process of collection. These increases were partially offset by payoffs of 12 nonaccrual loans totaling $10.1 million, one $3.2 million non-accrual loan returned to accrual status as the loan is current and in the process of collection, and one fully charged off nonaccrual loan of $105,000. The rise in nonperforming loans reflects elevated credit risk primarily within the commercial real estate portfolio, more specifically, in the hotel and retail segments of the portfolio. When these loans were placed on non-accrual, updated appraisals were obtained and indicated collateral shortfalls, resulting in a $1.4 million specific reserve at December 31, 2025, of which $1.3 million related to loans placed on nonaccrual during the current year.

Accruing loans past due 30 to 89 days totaled $1.1 million at December 31, 2025, compared to $6.7 million at December 31, 2024. At December 31, 2025 and 2024, nonaccrual loans included $562,000 and $643,000 of loans 30-89 days past due, and $9.4 million and $4.4 million of loans less than 30 days past due, respectively. At December 31, 2025, the $9.4 million of loans less than 30 days past due was comprised of 15 loans all of which were placed on nonaccrual due to concerns over the financial condition of the borrowers.

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

Loan modifications to borrowers experiencing financial difficulty as of December 31, 2025 totaled $1.4 million compared to $2.7 million at December 31, 2024.  All modified loans were classified as nonaccrual at both dates. Modified loans that are accruing and performing according to their modified terms are not considered nonperforming. The related allowance for credit losses on individually evaluated modified loans totaled $1,500 and $24,000 at December 31, 2025 and December 31, 2024, respectively.

The following table sets forth the nonperforming loans, nonperforming assets and performing modified loans to borrowers experiencing financial difficulty as of the dates indicated:

	December 31,	December 31,
	2025	2024

	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Commercial and industrial	$839	$293
Real estate:
Residential	716	1,103
Multifamily residential	—	77
Owner occupied CRE	4,513	4,284
Non-owner occupied CRE	7,375	3,486
Construction and land	—	—
Total real estate	12,604	8,950
Consumer	—	4
Total nonaccrual loans	13,443	9,247
Accruing loans 90 days or more past due	—	220
Total nonperforming loans	13,443	9,467
Real estate owned	—	—
Total nonperforming assets (1)	$13,443	$9,467
Performing modified loans to borrowers experiencing financial difficulty – performing	$—	$—
PCD loans	$16,788	$22,450
Nonperforming assets to total assets (1)	0.52%	0.36%
Nonperforming loans to total loans (1)	0.65%	0.48%
(1)	Performing modified loans to borrowers experiencing financial difficulty are neither included in nonperforming loans above nor are they included in the numerators used to calculate these ratios. PCD loans are considered performing and are not included in nonperforming assets in the table above.

At December 31, 2025 and 2024, we had no PCD loans that were 90 days or more past due and still accruing.

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

At December 31, 2025, the Company’s allowance for credit losses for loans was $21.2 million, or 1.03% of total loans, compared to $17.9 million, or 0.92% of total loans, at December 31, 2024. A $4.1 million provision for credit losses was recorded for the year ended December 31, 2025.

Based on the current composition of the Company’s loan portfolio, management believes that the $21.2 million allowance for credit losses at December 31, 2025 is adequate to absorb probable losses inherent in the portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

For the year ended December 31, 2025, the $4.1 million provision for credit losses was primarily driven by loan growth, charge-offs during the current year, and increased reserves on both pooled loans and individually evaluated loans. The decrease in the provision for credit loss for unfunded commitments of $190,000 for the year ended December 31, 2025 was primarily due to a reduction in construction commitments being funded, partially offset by increased loss rates.

The increase in the allowance for credit losses on pooled loans primarily reflected higher quantitative reserves resulting from the Company’s annual update to its CECL model methodology. The update incorporated more recent economic data and revised segment-specific peer group comparisons, which together contributed to a higher modeled reserve level. To a lesser extent, the increase also reflected updated economic forecasts, including a higher projected national unemployment rate and a weaker outlook for national gross domestic product compared to the assumptions used as of December 31, 2024. In addition, loan growth during the year and changes in the risk level associated with certain qualitative factors contributed to the increase. The allowance for credit losses on individually evaluated loans increased during the year primarily due to three commercial real estate loans placed on nonaccrual status for which updated appraisals indicated collateral shortfalls.

Net charge-offs totaled $948,000 for the year ended December 31, 2025 compared to $5.0 million for the year ended December 31, 2024. Charge-offs in 2024 included a $3.2 million charge-off related to a loan for which a specific reserve was established as of December 31, 2023.

The following table shows certain credit ratios at the dates and for the periods indicated and each component of the ratio’s calculations.

	Year ended December 31,
	2025	2024	2023

	(Dollars in thousands)
Allowance for credit losses on loans as a percentage of total loans outstanding at period end	1.03%	0.92%	1.14%
Allowance for credit losses on loans	$21,210	$17,900	$22,000
Total loans outstanding	2,066,336	1,952,896	1,927,829

Nonaccrual loans as a percentage of total loans outstanding at period end	0.65%	0.47%	0.67%
Total nonaccrual loans	$13,443	$9,247	$12,977
Total loans outstanding	2,066,336	1,952,896	1,927,829

Allowance for credit losses on loans as a percentage of nonaccrual loans at period end	157.78%	193.58%	169.53%
Allowance for credit losses on loans	$21,210	$17,900	$22,000
Total nonaccrual loans	13,443	9,247	12,977

Net charge-offs during period to average loans outstanding:
Commercial and industrial:	0.09%	0.79%	0.21%
Net charge-offs	$171	$1,315	$378
Average loans outstanding	180,725	166,881	183,834
Construction and land:	—%	—%	—%
Net charge-offs	$—	$—	$—
Average loans outstanding	7,395	7,089	11,436
Commercial real estate:	0.05%	0.23%	—%
Net charge-offs	$773	$3,772	$(2)
Average loans outstanding	1,711,789	1,626,101	1,711,194
Residential:	—%	(0.10)%	0.19%
Net charge-offs	$—	$(99)	$174
Average loans outstanding	108,948	95,255	91,572
Consumer:	0.55%	0.29%	—%
Net charge-offs	$4	$2	$—
Average loans outstanding	728	686	1,490
Total loans:	0.05%	0.26%	0.03%
Total net charge-offs	$948	$4,990	$550
Total average loans outstanding	2,009,585	1,896,012	1,999,526

The following table shows the allocation of the allowance for credit losses at the indicated dates.

	As of December 31,
	2025			2024
			Percent of			Percent of
			Loans in			Loans in
		Allowance	Category		Allowance	Category
	Loan	by Loan	to Total	Loan	by Loan	to Total
	Balance	Category	Loans	Balance	Category	Loans

	(Dollars in thousands)
Commercial and industrial	$175,409	$4,173	8.5%	$173,948	$4,681	8.9%
Real estate:
Residential	113,143	1,957	5.5	109,409	1,780	5.6
Multifamily residential	309,331	3,370	15.0	222,932	2,567	11.4
Owner-occupied CRE	500,419	3,063	24.2	490,493	2,824	25.1
Non-owner occupied CRE	940,469	7,914	45.5	931,615	5,974	47.7
Construction and land	8,958	470	0.4	1,509	72	0.1
Total real estate	1,872,320	16,774	90.6	1,755,958	13,217	90.0
Consumer	1,175	9	0.1	391	2	—
PCD loans	16,788	254	0.8	22,450	—	1.1
Total Loans	$2,065,692	$21,210	100%	$1,952,747	$17,900	100.0%

As of December 31, 2024, the Company individually evaluated $14.9 million of loans, inclusive of the $13.4 million of nonaccrual loans as of that date. Of these individually evaluated loans, $4.5 million had a specific allowance of $1.4 million as of December 31, 2025. As of December 31, 2024, the Company individually evaluated $17.4 million in loans, all of which were on nonaccrual status. Of these individually evaluated loans, $9.2 million had a specific allowance of $392,000 as of December 31, 2024.

Management considers the allowance for credit losses for loans at December 31, 2025 to be adequate to cover future expected losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for credit losses for loans or that any increased allowance for credit losses for loans that may be required will not adversely impact our financial condition and results of operations. A further decline in national and local economic conditions as a result of unemployment levels, labor shortages and the effects of inflation, a potential recession, or slowed economic growth caused by increasing political instability from acts of war, as well as supply chain disruptions, among other factors, could result in a material increase in the allowance for credit losses for loans and may adversely affect the Company’s financial condition and results of operations. In addition, the determination of the amount of our allowance for credit losses for loans is subject to review by bank regulators as part of the routine examination process, which may result in additions to our allowance for credit losses based upon their judgment of information available to them at the time of their examination.

Right-of-use assets and lease liabilities.  The Company recognizes operating leases on the Consolidated Balance Sheet as ROU assets and lease liabilities based on the value of the discounted future lease payments. ROU assets decreased $718,000, or 5.4%, to $12.7 million at December 31, 2025 from $13.4 million at December 31, 2024. Lease liabilities decreased $724,000, or 5.0%, to $13.7 million at December 31, 2025 from $14.4 million at December 31, 2024. The decrease in right-of-use assets and lease liabilities was due to normal depreciation and amortization, respectively, partially offset by changes in the ROU asset and liabilities resulting from lease extensions.

Premises and Equipment.  Premises and equipment decreased $166,000, or 1.2%, to $13.2 million at December 31, 2025 from $13.4 million at December 31, 2024, driven by normal depreciation expenses associated with these assets.

Deposits.  Deposits are our primary source of funding and mainly consist of core deposits from the communities served by our branch network. We offer a variety of deposit accounts with a competitive range of interest rates and terms to both consumers and businesses. Deposits include interest bearing and noninterest bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts. These accounts earn interest at rates established by management based on competitive market factors, management’s desire to increase certain product types or maturities, and in keeping with our asset/liability, liquidity and profitability objectives. Competitive products, competitive pricing and high touch client service are important to attracting and retaining these deposits. Total deposits decreased $20.4 million, or 0.9%, to $2.2 billion at December 31, 2025 compared to December 31, 2024. Noninterest bearing deposits totaled $578.1 million, or 26.1% of total deposits, at December 31, 2025, compared to $689.0 million, or 30.8% of total deposits, at December 31, 2024. During the year ended December 31, 2025, some interest rate sensitive clients shifted a portion of their non-operating deposit balances from lower-cost deposits, including noninterest-bearing deposits, into higher-cost money market and time deposits.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered at the dates indicated.

	December 31,
	2025		2024
		Percent		Percent
		of Total		of Total
	Amount	Deposits	Amount	Deposits

	(Dollars in thousands)
Demand deposits (1)	$578,068	26.1%	$688,996	30.8%
NOW accounts	264,967	12.0	261,430	11.7
Savings	71,166	3.2	82,300	3.7
Money market	732,256	33.1	644,880	28.9
Time deposits	567,183	25.6	556,403	24.9
Total	$2,213,640	100.0%	$2,234,009	100.0%
(1)	Noninterest bearing.

The following table shows a summary of our average deposit amounts and average rates paid during the years indicated:

	December 31,
	2025		2024
		Weighted		Weighted
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate

	(Dollars in thousands)
NOW accounts	$266,592	0.09%	$271,603	0.09%
Savings	75,621	0.12	92,711	0.13
Money market	680,690	2.33	649,169	2.36
Time deposits	553,152	3.73	513,452	3.99
Total interest bearing deposits	1,576,055	2.34	1,526,935	2.37
Demand deposits (1)	607,976	—	623,791	—
Total deposits	$2,184,031	1.68%	$2,150,726	1.68%
(1) Noninterest bearing.

The following table shows time deposits by maturity and rate as of December 31, 2025.

Time deposits

(Dollars in thousands)
Maturities:
Due in three months or less	$224,416
Due in over three months through six months	92,123
Due in over six months through 12 months	154,694
Total due within 12 months	471,233
Due in over 12 months through 24 months	87,328
Due in over 24 months	8,622
Total due over 12 months	95,950
Total	$567,183

As of December 31, 2025 and 2024, approximately $1.0 billion, or 46.6% of total deposits, and $1.0 billion, or 46.8% of total deposits, respectively, were uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for United Business Bank’s regulatory reporting requirements.

The following table sets forth the portion of our time deposits that are in excess of the FDIC insurance limit, by remaining time until maturity, as of December 31, 2025.

(Dollars in thousands)

Less than 3 months	$40,012
Over 3 through 6 months	32,681
Over 6 through 12 months	67,448
Over 12 months	34,196
Total	$174,337

For additional information regarding our deposits, see “Note 10 – Deposits” of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Borrowings.  Although deposits are our primary source of funds, we may from time to time utilize borrowings as a cost-effective source of funds when they can be invested at a positive interest rate spread, for additional capacity to fund loan demand, or to meet our asset/liability management goals. We are a member of and may obtain advances from the FHLB of San Francisco, which is part of the Federal Home Loan Bank System. The eleven regional Federal Home Loan Banks provide a central credit facility for their member institutions. These advances are provided upon the security of certain of our mortgage loans and mortgage-backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2025 and 2024, we had the ability to borrow from the FHLB up to $580.7 million and $540.2 million, respectively. At both December 31, 2025 and 2024, there were no FHLB advances outstanding.

The Bank has been approved for discount window advances from the FRB of San Francisco secured by certain types of loans. At December 31, 2025, we had the ability to borrow up to $49.3 million from the FRB of San Francisco, with no FRB of San Francisco advances outstanding at that date.

The Bank also has uncommitted Federal Funds lines with four corresponding banks. Cumulative available commitments totaled $65.0 million at both December 31, 2025 and December 31, 2024. There were no amounts outstanding under these facilities at both December 31, 2025 and 2024.

At December 31, 2025 and 2024, the Company had outstanding junior subordinated debt, net of marked-to-market, related to junior subordinated deferrable interest debentures assumed in connection with its previous acquisitions totaling $8.7 million. For additional information, see “Note 12 — Junior Subordinated Deferrable Interest Debentures”

in the Notes to the Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

During the third quarter of 2025, the Company redeemed all of the Company’s outstanding subordinated debt. At December 31, 2025, the Company had no subordinated debt remaining, compared to $63.7 million, net of issuance costs, at December 31, 2024. For additional information, see “Item 1–Business – Sources of Funds”, contained in this Form 10-K. See also, “Note 13 — Subordinated Debt” in the Notes to the Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

We are required to provide collateral for certain local agency deposits. At December 31, 2025 and 2024, the FHLB of San Francisco had issued letter of credits on behalf of the Bank totaling $41.6 million and $41.1 million, respectively, as collateral for local agency deposits.

Shareholders’ equity.  Shareholders’ equity increased $14.2 million, or 4.4%, to $338.6 million at December 31, 2025 from $324.4 million at December 31, 2024. The increase was due to $23.9 million of net income, a $6.4 million decrease in accumulated other comprehensive loss, net of taxes, reflecting the increase in market interest rates during the year, and $653,000 in stock-based compensation related to the grant of equity awards.  These changes were partially offset by the repurchase of $6.9 million of the Company’s common stock and the $9.9 million in cash dividends paid or accrued during 2025.

During the year ended December 31, 2025, the Company repurchased a total of 261,654 shares of its common stock at an average cost of $26.40 per share. At December 31, 2025, 202,444 shares remained available for future purchases under the current stock repurchase plan. For additional information related to our stock repurchases, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Stock Repurchases” contained in this Form 10-K.

Comparison of Operating Results for the Years Ended December 31, 2025 and 2024

Earnings summary.  We reported net income of $23.9 million for the year ended December 31, 2025, compared to $23.6 million for the year ended December 31, 2024, an increase of $317,000 or 1.3%. Net income for the year ended December 31, 2025 reflects a $3.3 million increase in net interest income and a $278,000 decrease in noninterest expense, partially offset by a $2.8 million increase in the provision for credit losses, a $291,000 decrease in noninterest income and a $180,000 increase in the provision for income taxes. Diluted earnings per share were $2.18 for the year ended December 31, 2025, up $0.08 from diluted earnings per share of $2.10 for the year ended December 31, 2024.

Our efficiency ratio, calculated as noninterest expense divided by the sum of net interest income before provision for credit losses and noninterest income, was 63.51% for the year ended December 31, 2025, compared to 65.77% for the year ended December 31, 2024. The improvement in the efficiency ratio was primarily due to higher revenues and, to a lesser extent, a modest decrease in total noninterest expenses.

Interest income.  Interest income for the year ended December 31, 2025 was $135.4 million, compared to $131.7 million for the year ended December 31, 2024, an increase of $3.7 million or 2.8%. Increased average yields and balances on interest-earning assets, specifically, loans and investment securities, drove the increase in interest income.

Interest income on loans, including fees, increased $10.1 million, or 9.7%, to $114.1 million for the year ended December 31, 2025, compared to $104.1 million for the year ended December 31, 2024. The increase was primarily due to a $114.3 million increase in the average balance of loans and a 19 basis point increase in the average loan yield. The average yield earned on loans, including the accretion of the net discount and deferred loan fees recognized, was 5.68% for the year ended December 31, 2025, compared to 5.49% for the year ended December 31, 2024. Interest income on loans for the year ended December 31, 2025 and 2024, included $501,000 and $523,000 respectively, in fees related to prepayment penalties. Interest income on loans for the years ended December 31, 2025 and 2024, also included $638,000 and $158,000, respectively, in accretion and amortization of the net discount on acquired loans, as well as revenue from PCD loans in excess of discounts. The remaining net discount on these acquired loans was $87,000 and $326,000 at December 31, 2025 and 2024, respectively.

Interest income on investment securities, excluding FRB and FHLB stock, increased $438,000, or 4.9%, to $9.4 million for the year ended December 31, 2025 from $9.0 million for the year ended December 31, 2024. The increase was due to a 14 basis point increase in the average yield on investment securities to 4.65% for the year ended December 31, 2025 from 4.51% for the year ended December 31, 2024, and a $3.1 million increase in the average balance of investment securities. Dividends on FHLB and FRB stock totaled $1.6 million and $1.4 million for the years ended December 31, 2025 and 2024, respectively.

Interest income on fed funds sold and interest-bearing balances in banks decreased $6.8 million, or 39.9% to $10.3 million for the year ended December 31, 2025 from $17.1 million for the year ended December 31, 2024. The decrease was primarily due to a $86.5 million decrease in the average balance of federal funds sold and interest-bearing balances in banks, reflecting the use of excess cash to fund the early redemption of $63.7 million of the Company’s outstanding subordinated notes, as well as loan growth and deposit outflows. A 95 basis point decrease in the average yield on fed funds sold and interest-bearing balance in banks to 4.35% for the year ended December 31, 2025 from 4.35% for the year ended December 31, 2024 also contributed to the decrease.

Interest expense. Interest expense increased $366,000, or 0.9%, to $40.9 million for the year ended December 31, 2025 from $40.6 million for the year ended December 31, 2024, reflecting higher funding costs primarily related to increased rates of interest payable on our money market and time deposits. The average rate paid on interest bearing liabilities for the year ended December 31, 2025 was 2.51% compared to 2.54% for year ended December 31, 2024. The total average balance of interest-bearing liabilities increased $30.4 million, or 1.90%, to $1.6 billion for the year ended December 31, 2025, from the year ended December 31, 2024, primarily due to an increase in interest-bearing time deposits.

Interest expense on deposits increased $680,000, or 1.9%, to $36.8 million for the year ended December 31, 2025 from $36.1 million for the year ended December 31, 2024, primarily due to increases in the average balances of money market accounts and time deposits, partially offset by decreases in the average rates paid on those accounts. The average balance of time deposits increased $39.7 million, or 7.73%, to $553.2 million during 2025, compared to $513.5 million during 2024. Similarly, the average balance of money market accounts increased $31.5 million, or 4.9%, to $680.7 million during 2025, up from $649.2 million during 2024. The average rate paid on interest bearing deposits decreased to 2.34% for the year ended December 31, 2025, from 2.37% for the year ended December 31, 2024, with the average rate paid on time deposits decreasing 26 basis points to 3.73% during 2025 compared to 3.99% during 2024, and the average rate paid on money market deposits decreasing three basis points to 2.33% during 2025 compared to 2.36% during 2024.

The overall average cost of deposits, which includes noninterest-bearing deposits, was 1.68% for both the year ended December 31, 2025 and the year ended December 31, 2024. The average balance of noninterest bearing deposits decreased $15.8 million, or 2.54%, to $608.0 million for the year ended December 31, 2025 compared to $623.8 million for the year ended December 31, 2024.

Interest expense on borrowings, which in 2024 consisted primarily of subordinated debt and junior subordinated debentures, decreased in 2025, as the Company redeemed all of its subordinated debt in September 2025. Accordingly, borrowings outstanding at December 31, 2025 consisted primarily of junior subordinated debentures. The average balance of borrowings decreased $18.7 million, or 25.8%, to $53.6 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. At the same time, the average cost of borrowings increased 156 basis points to 7.68% in 2025, up from 6.13% in 2024.

 Net interest income and net interest margin.  Net interest income increased $3.3 million, or 3.6%, to $94.5 million for the year ended December 31, 2025, compared to $91.1 million for the year ended December 31, 2024. The increase primarily resulted from higher interest income on loans and investment securities and a decrease in interest expense on borrowings, partially offset by lower interest income on federal funds sold and interest-bearing balances in banks, as well as an increase in interest expense on deposits.

Net interest margin for the year ended December 31, 2025 was 3.82%, an eight basis point increase from 3.74% for the year ended December 31, 2024. The increase in net interest margin primarily reflects higher yields on interest-earning assets, particularly loans and investment securities, driven by both rate and volume increases. The average yield on interest-earning assets increased to 5.48% for 2025 from 5.40% in 2024, while the average cost of interest-bearing liabilities slightly decreased to 2.51% in 2025 from 2.54% in 2024.

Overall, net interest income growth and margin expansion were largely attributable to the combination of higher asset balances and rising yields, partially offset by modestly higher interest costs on deposits.

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

	Year ended December 31,
	2025				2024			2023

	(Dollars in thousands)
				Annualized			Annualized			Annualized
	Average			Average	Average		Average	Average		Average
	Balance (4)	Interest		Yield/Cost	Balance (4)	Interest	Yield/Cost	Balance (4)	Interest	Yield

	(Dollars in thousands)
Interest earning assets
Fed Funds sold and interest-bearing balances in banks	$235,878	$	$ 10,272	4.35%	$322,374	$17,079	5.30%	$222,785	$11,589	5.20%
Investments securities	202,334		9,418	4.65%	199,244	8,980	4.51%	172,615	6,993	4.05%
FHLB Stock	11,462		1,004	8.76%	11,313	1,011	8.94%	11,124	862	7.75%
FRB Stock	9,361		561	6.00%	9,636	578	6.00%	9,615	577	6.00%
Total loans (1)	2,010,500		114,134	5.68%	1,896,208	104,062	5.49%	1,999,172	106,316	5.32%
Total interest earning assets	2,469,535		135,389	5.48%	2,438,775	131,710	5.40%	2,415,311	126,337	5.23%
Noninterest earning assets	132,696				133,704			142,160
Total average assets	$2,602,231				$2,572,479			$2,557,471
Interest bearing liabilities
Savings	$75,621		$ 93	0.12%	$92,711	119	0.13%	$110,936	147	0.13%
NOW accounts	266,592		236	0.09%	271,603	250	0.09%	299,836	279	0.09%
Money market	680,690		15,882	2.33%	649,169	15,300	2.36%	622,500	10,238	1.64%
Time deposits	553,152		20,608	3.73%	513,452	20,470	3.99%	415,343	13,376	3.22%
Total interest bearing deposit accounts	1,576,055		36,819	2.34%	1,526,935	36,139	2.37%	1,448,615	24,040	1.66%
Subordinated debt, net	44,919		3,354	7.47%	63,679	3,567	5.60%	63,792	3,582	5.62%
Junior subordinated debentures, net	8,683		762	8.78%	8,603	863	10.03%	8,522	841	9.87%
Other borrowings	8		—	—%	15	—	—%	201	—	—%
Total interest bearing liabilities	1,629,665		40,935	2.51%	1,599,232	40,569	2.54%	1,521,130	28,463	1.87%
Noninterest bearing deposits	607,976				623,791			687,319
Other noninterest bearing liabilities	31,273				30,788			36,127
Noninterest bearing liabilities	639,249				654,579			723,446
Total average liabilities	2,268,914				2,253,811			2,244,576
Average equity	333,317				318,668			312,895
Total average liabilities and equity	$2,602,231				$2,572,479			$2,557,471
Net interest income			$94,454			$91,141			$97,874

Interest rate spread (2)				2.97%			2.86%			3.36%
Net interest margin (3)				3.82%			3.74%			4.05%
Ratio of average interest earning assets to average interest bearing liabilities				151.54%			152.50%			158.78%
(1)	Loan average balances are net of deferred origination fees and costs. Non-accrual loans are included in the average balances. Interest income on non-accruing loans is reflected in the period that it is collected, to the extent it is not applied to principal.
(2)	Interest rate spread is calculated as the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(3)	Net interest margin is calculated as net interest income divided by total average earning assets.
(4)	Average balances are average daily balances.

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

	Year ended December 31,			Year ended December 31,
	2025 compared to 2024			2024 compared to 2023
	Increase/(Decrease)			Increase/(Decrease)
	Attributable to			Attributable to
	Rate	Volume	Total	Rate	Volume	Total

	(Dollars in thousands)			(Dollars in thousands)
Interest earning assets
Fed funds sold and interest bearing balances in banks	$(2,224)	$(4,583)	$(6,807)	$309	$5,181	$5,490
Investments securities	299	139	438	908	1,079	1,987
FHLB stock and FRB stock	(15)	(9)	(24)	136	14	150
Total loans	3,801	6,271	10,072	3,221	(5,475)	(2,254)
Total interest income	1,861	1,818	3,679	4,574	799	5,373

Interest bearing liabilities
Savings	(4)	(22)	(26)	(4)	(24)	(28)
NOW accounts	(9)	(5)	(14)	(3)	(26)	(29)
Money market accounts	(160)	742	582	4,623	439	5,062
Time deposits	(1,444)	1,582	138	3,934	3,160	7,094
Total deposit accounts	(1,617)	2,297	680	8,550	3,549	12,099
Subordinated debt, net	838	(1,051)	(213)	(15)	—	(15)
Junior subordinated debentures, net	(109)	8	(101)	14	8	22
Total interest expense	(888)	1,254	366	8,549	3,557	12,106
Net interest income	$2,749	$564	$3,313	$(3,975)	$(2,758)	$(6,733)

Provision for credit losses. We recorded a $4.1 million provision for credit losses for the year ended December 31, 2025, compared to a $1.3 million provision for credit losses for the year ended December 31, 2024. The provision for credit losses for the year ended December 31, 2025 was primarily driven by loan growth, charge-offs during the current year, and increased reserves on both pooled loans and individually evaluated loans. Net charge-offs totaled $948,000 for the year ended December 31, 2025 compared to net charge-offs of $5.0 million in 2024. The lower level of net charge-offs for 2025 primarily reflect fewer nonaccrual loan charge-offs, as well as payoffs and collections on previously nonaccrual loans. Approximately $9.4 million of nonaccrual loans were less than 30 days past due as of December 31, 2025, and were placed on nonaccrual primarily due to borrower-specific financial concerns or elevated risk in the underlying collateral rather than payment delinquency. The Company continues to monitor these loans closely, and certain loans may return to accrual status if the borrowers’ financial positions stabilize and full collection of principal and interest becomes probable.

Noninterest income.  Total noninterest income decreased $291,000, or 4.6%, to $6.1 million for the year ended December 31, 2025 compared to $6.4 million for the year ended December 31, 2024. The decrease was primarily due to a $693,000 decrease in gain on equity securities as a result of negative fair value adjustments on these securities due to changes in market conditions and a $160,000 decrease in other income and fees, offset by a $222,000 decrease in loss on investment in SBIC fund, a $184,000 increase in service charges and other fees, and a $175,000 increase in loan servicing and other loan fees.

The following table presents the key components of noninterest income for the years ended December 31, 2025 and 2024.

	December 31,
	2025	2024	$ Change	% Change

	(Dollars in thousands)
Gain on sale of loans	$268	$287	$(19)	(6.6)%
(Loss) gain on equity securities	(230)	463	(693)	(149.7)%
Service charges and other fees	3,536	3,352	184	5.5%
Loan servicing and other loan fees	1,725	1,550	175	11.3%
Loss on investment in SBIC fund	(278)	(500)	222	44.4%
Other income and fees	1,065	1,225	(160)	(13.1)%
Total noninterest income	$6,086	$6,377	$(291)	(4.6)%

N/M - Not meaningful

Noninterest expense.  Total noninterest expense decreased $278,000, or 0.4%, to $63.9 million for the year ended December 31, 2025 compared to $64.1 million for the year ended December 31, 2024. The decrease was primarily due to a $2.1 million decline in other expense, which included the return of $1.2 million of excess funds to the Bank in 2025 from a loss reserve account previously established under the CalCAP. The excess funds were returned due to strong loan performance. No unused CalCAP funds were returned in 2024. The decrease in other expense also reflected lower legal and professional service costs, reduced FDIC insurance expense and a lower level of fraudulent check losses. These decreases were partially offset by a $1.3 million increase in salaries and wages resulting from higher incentive compensation and increased base wages, and a $593,000 increase in data processing expense due to newly implemented services in 2025.

The following table presents the key components of noninterest expense for the years ended December 31, 2025 and 2024:

	Year ended December 31,
	2025	2024	$ Change	% Change

	(Dollars in thousands)
Salaries and employee benefits	$40,223	$38,906	$1,317	3.4%
Occupancy and equipment	8,591	8,675	(84)	(1.0)%
Data processing	7,867	7,274	593	8.2%
Other	7,174	9,278	(2,104)	(22.7)%
Total noninterest expense	$63,855	$64,133	$(278)	(0.4)%

Income taxes.   Income tax expense increased $180,000, or 2.1%, to $8.7 million for the year ended December 31, 2025 from $8.5 million for the year ended December 31, 2024, reflecting an increase in pre-tax income for the year ended December 31, 2025. The Company’s effective tax rate was 26.6% for the year ended December 31, 2025 compared to 26.5% for 2024.

Comparison of Operating Results for the Years Ended December 31, 2024 and 2023

For a discussion of the Company’s 2024 results compared to 2023, refer to Part I, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 14, 2025.

Liquidity and Capital Resources

Planning for our normal business liquidity needs, both expected and unexpected, is done on a daily and short-term basis through the cash management function. On a longer-term basis, it is accomplished through the budget and strategic planning functions, with support from internal asset/liability management software model projections.

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. We rely on several different sources to meet our potential liquidity demands. Our primary sources of funds are deposits, principal and interest payments on loans and proceeds from sales of loans. During the years ended December 31, 2025, 2024 and 2023, the Bank sold $5.1 million, $14.0 million and $9.6 million in loans and loan participation interests, and received $354.1 million, $299.9 million and $196.7 million in principal repayments, respectively.

While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions, and competition.

During the years ended December 31, 2025 and 2024, deposits decreased by $20.4 million and increased by $101.3 million, respectively. Liquid assets in the form of cash and cash equivalents, time deposit in banks and investment securities available-for-sale decreased to $386.2 million at December 31, 2025 from $557.6 million at December 31, 2024. Further, management believes that our security portfolio is of high quality, helping to ensure marketability. Securities purchased during the years ended December 31, 2025 and 2024, excluding FHLB and FRB stock, totaled $15.6 million and $49.9 million, while securities repayments, maturities and sales in those years were $38.2 million, and $21.9 million, respectively. Certificates of deposit scheduled to mature in one year or less at December 31, 2025, totaled $471.2 million. It is management’s strategy to offer deposit rates that are competitive with other local financial institutions. As a result of this strategy, we believe that a significant portion of our maturing certificates of deposit will be retained.

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of December 31, 2025, the Bank had an available borrowing capacity of $580.7 million with the FHLB of San Francisco, with no borrowings outstanding at that date. The Bank also had Federal Funds lines with available commitments totaling $65.0 million with four correspondent banks. There were no amounts outstanding under these facilities at both December 31, 2025 and 2024. The Bank has been approved for discount window advances from the FRB of San Francisco secured by certain types of loans. At December 31, 2025 and December 31, 2024, we had the ability to borrow up to $49.3 million and $41.9 million, respectively, from the FRB of San Francisco. At both December 31, 2025 and December 31, 2024, we had no FRB of San Francisco advances outstanding. Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible.

Liquidity management is both a daily and long-term function of the Company’s management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer-term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and U.S. agency securities. We use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. Loan commitments and letters of credit were $67.5 million and $73.4 million, including $1.5 million and $9.6 million of undisbursed construction and development loan commitments, at December 31, 2025 and 2024, respectively. For information regarding our commitments, see “Note 15 - Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10 K.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $31.8 million and $30.4 million for the years ended December 31, 2025 and 2024, respectively. Net cash used in investing activities, which consisted primarily of net change in loans receivable and purchases, sales and maturities of investment securities, was $90.8 million and $62.2 million for the years ended December 31, 2025 and 2024, respectively. During the year ended December 31, 2025, financing activities, comprised primarily of net change in deposits, used net cash of $98.6 million, compared to $88.3 million of net cash provided by financing activities for the year ended December 31, 2024.

We incur capital expenditures on an ongoing basis to expand and improve our product offerings, enhance and modernize our technology infrastructure, and introduce new technology-based products to compete effectively in our markets. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, current and projected demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations. The Bank utilizes funds to acquire, upgrade, and maintain its equipment, IT infrastructure and operating locations, with the investment intended to provide longer-term utility to the Company’s business. Based on current capital allocation objectives, there are no projects scheduled for capital investments in premises, IT infrastructure and equipment as of December 31, 2025 that would materially impact liquidity. We also have purchase obligations, generally with remaining terms of less than three years and contracts with various vendors to provide services, including information processing, for periods generally ranging from one to five years, for which our financial obligations are dependent upon satisfactory performance by the vendor.

As of December 31, 2025, we had total other future obligations and accrued expenses of $27.9 million, which includes $13.7 million of projected operating lease payments and $622,000 of scheduled interest payments on junior subordinated debentures, excluding any borrowings made after December 31, 2025. For information regarding our operating leases, see “Note 6, Leases” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K. We believe that our liquid assets combined with the available lines of credit provide adequate liquidity to meet our current financial obligations for at least the next 12 months.

BayCom Corp is a separate legal entity from the Bank and must provide for its own liquidity. At December 31, 2025, the Company, on an unconsolidated basis, had liquid assets of $7.5 million. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders, funds paid out for Company stock repurchases, and payments on trust-preferred securities issued at the holding company level. The Company can receive dividends or other capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to make such payments.

During 2025, the Company declared $9.9 million of cash dividends on its common stock, of which $3.3 million was paid subsequent to year-end. The Company expects to continue paying quarterly cash dividends on its common stock, subject to the Board of Director’s discretion to modify or terminate this practice at any time and for any reason without prior notice. On February 19, 2026, the Company declared a quarterly cash dividend of $0.30 per share on the Company’s outstanding common stock, payable on April 9, 2026 to shareholders of record as of the close of business on March 12, 2026. Assuming continued payment during 2026 at this rate of $0.30 per share, our average total dividend paid each quarter would be approximately $3.3 million based on the number of our outstanding shares at December 31, 2025. The dividends, if any, we may pay may be limited as more fully discussed under “Business – Supervision and Regulation – BayCom Corp – Dividends” and “– Regulatory Capital Requirements” contained in “Part I. Item 1. Business” of this Form 10-K.

From time to time, our Board of Directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans may also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. In May 2024, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to five percent of BayCom’s common stock, or approximately 560,000 shares. The repurchase program does not have a set expiration date. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares. See "Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Form 10-K for additional information relating to stock repurchases.

Regulatory capital. The Bank, as a state-chartered, federally insured commercial bank, and member of the Federal Reserve is subject to the capital requirements established by the Federal Reserve. The Federal Reserve requires the Bank to maintain capital adequacy that generally parallels the FDIC requirements. The capital adequacy requirements are quantitative measures established by regulation that require the Bank to maintain minimum amounts and ratios of capital. The FDIC requires the Bank to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 Leverage Capital to average assets. Consistent with our goal to operate a sound and profitable organization, our policy is for the Bank to maintain “Well Capitalized” status under the Federal Reserve regulations. Based on capital levels at December 31, 2025 and 2024, the Bank was considered to be Well Capitalized.

The table below shows the capital ratios under the Basel III capital framework as of the dates indicated:

					Minimum
			Minimum		Regulatory
			Regulatory		Requirement for
	Actual		Requirement		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
BayCom Corp
As of December 31, 2025
Tier 1 leverage ratio	$303,598	12.21%	$99,421	4.00%	$124,277	5.00%
Common equity tier 1 capital	303,598	14.32	95,433	4.50	137,847	6.50
Tier 1 capital to risk-weighted assets	313,083	14.76	127,243	6.00	169,658	8.00
Total capital to risk-weighted assets	334,703	15.78	169,658	8.00	212,072	10.00
United Business Bank
As of December 31, 2025
Tier 1 leverage ratio	$291,596	11.45%	$101,846	4.00%	$127,308	5.00%
Common equity tier 1 capital	291,596	13.84	94,809	4.50	136,946	6.50
Tier 1 capital to risk-weighted assets	291,596	13.84	126,412	6.00	168,549	8.00
Total capital to risk-weighted assets	313,216	14.87	168,549	8.00	210,686	10.00

In addition to the minimum capital ratios, the Bank must maintain a capital conservation buffer consisting of additional Common Equity Tier 1 capital greater than 2.5% above the required minimum levels to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. At December 31, 2025, the Bank’s Common Equity Tier 1 capital exceeded the required capital conservation buffer.

For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank-only basis, and the Federal Reserve expects the holding company’s subsidiary banks to be Well Capitalized under the prompt corrective action regulations. If the Company were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at December 31, 2025, the Company would have exceeded all regulatory capital requirements.

For additional information see “Item 1. Business — Supervision and Regulation — United Business Bank — Capital Requirements” and Note 18, “Regulatory Matters” in the Notes to the Consolidated Financial Statements, included in “Item 8. Financial Statements and Supplementary Data”, within this Form 10-K.

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

The Asset Liability Committee of our Board of Directors (“ALCO”) sets broad policy limits with respect to interest rate risk. ALCO establishes specific operating guidelines within the parameters of the Board of Directors’ policies. In general, we seek to minimize the impact of changing interest rates on net interest income and the economic values of assets and liabilities. Our ALCO meets quarterly to monitor the level of interest rate risk sensitivity to ensure compliance with the Board of Directors’ approved risk limits.

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

The following table sets forth the estimated changes in the Company’s annual net interest income that would result from the designated instantaneous parallel shift in interest rates noted, as of the dates indicated. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Net Interest Income Sensitivity Immediate Changes in Rates (1)
	-300	-200	-100	+100	+200	+300

			(Dollars in thousands)
December 31, 2025
Dollar change	$(18,022)	$(10,881)	$(4,629)	$(3,187)	$(9,812)	$(17,163)
Percent change	(9)%	(5)%	(2)%	(2)%	(5)%	(8)%
December 31, 2024
Dollar change	$(24,725)	$(15,384)	$(6,089)	$3,559	$6,284	$8,289
Percent change	(12)%	(7)%	(3)%	2%	3%	4%
(1)	This data does not reflect any actions that we may undertake in response to changes in interest rates such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on net interest income, if any.

As of December 31, 2025, the Company maintained a well-balanced asset-liability profile designed to manage interest rate risk while supporting ongoing growth. The mix of interest-earning assets and interest-bearing liabilities, combined with a substantial portion of noninterest-bearing deposits, positions the Company to generate stable net interest income under a range of interest rate scenarios. During the year, the redemption of subordinated debt reduced interest expense and shifted the funding structure toward lower-cost deposits, while continued growth in loans and investment securities supported interest income. The Company’s sensitivity analysis indicates that net interest income is more resilient to moderate rate changes but remains exposed to larger upward or downward shifts in rates.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

BayCom Corp and Subsidiary

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of BayCom Corp and Subsidiary (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements, and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses for Loans and Leases

Critical Audit Matter Description

As described in Notes 1 and 4 to the consolidated financial statements, the Company’s allowance for credit losses for loans balance was $21.2 million as of December 31, 2025, and is estimated using relevant information, from both internal and external sources, related to past events, and current conditions.

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

How We Addressed the Matter in Our Audit

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

/s/ Baker Tilly US, LLP

Sacramento, California

March 16, 2026

We have served as the Company’s auditor since 2018.

BAYCOM CORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2025 and 2024

(In thousands, except for share data)

	December 31,	December 31,
	2025	2024
ASSETS
Cash due from banks	$26,785	$23,138
Federal funds sold and interest-bearing balances in banks	179,729	340,894
Cash and cash equivalents	206,514	364,032
Time deposits in banks	—	249
Investment securities available-for-sale ("AFS"), at fair value, net of allowance for credit losses of $0 at both December 31, 2025 and December 31, 2024	179,708	193,328
Equity securities, at fair value	12,554	13,120
Federal Home Loan Bank ("FHLB") stock, at par	11,524	11,313
Federal Reserve Bank ("FRB") stock, at par	7,722	9,645
Loans held for sale	1,316	2,216
Loans, net of allowance for credit losses of $21,210 at December 31, 2025 and $17,900 at December 31, 2024	2,045,126	1,934,996
Premises and equipment, net	13,220	13,386
Core deposit intangible, net	1,745	2,693
Cash surrender value of bank owned life insurance ("BOLI") policies, net	24,353	23,591
Right-of-use assets ("ROU"), net	12,665	13,383
Goodwill	38,838	38,838
Interest receivable and other assets	38,392	43,718
Total assets	$2,593,677	$2,664,508

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest and interest bearing deposits	$2,213,640	$2,234,009
Junior subordinated deferrable interest debentures, net	8,726	8,645
Subordinated debt, net	—	63,736
Salary continuation plan	5,122	4,737
Lease liabilities	13,659	14,383
Interest payable and other liabilities	13,976	14,632
Total liabilities	2,255,123	2,340,142
Commitments and contingencies (Note 15)

Shareholders' equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding at both December 31, 2025 and December 31, 2024	—	—
Common stock, no par value; 100,000,000 shares authorized; 10,887,681 and 11,121,475 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	165,998	172,254
Additional paid in capital	287	287
Accumulated other comprehensive loss, net of tax	(6,634)	(13,006)
Retained earnings	178,903	164,831
Total shareholders’ equity	338,554	324,366
Total liabilities and shareholders’ equity	$2,593,677	$2,664,508

The accompanying notes are an integral part of the consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2025, 2024 and 2023

(In thousands, except for share and per share data)

	2025	2024	2023

Interest income:
Loans, including fees	$114,134	$104,062	$106,316
Investment securities	9,418	8,980	6,993
Fed funds sold and interest-bearing balances in banks	10,272	17,079	11,589
FHLB dividends	1,004	1,011	862
FRB dividends	561	578	577
Total interest and dividend income	135,389	131,710	126,337
Interest expense:
Deposits	36,819	36,139	24,040
Subordinated debt	3,354	3,567	3,582
Junior subordinated deferrable interest debentures	762	863	841
Total interest expense	40,935	40,569	28,463
Net interest income	94,454	91,141	97,874
Provision for credit losses	4,068	1,265	2,015
Net interest income after provision for credit losses	90,386	89,876	95,859
Noninterest income:
Gain on sale of loans	268	287	508
(Loss) gain on equity securities	(230)	463	(1,141)
Service charges and other fees	3,536	3,352	3,570
Loan servicing and other loan fees	1,725	1,550	1,879
(Loss) gain on investment in Small Business Investment Company (“SBIC”) fund	(278)	(500)	1,097
Other income and fees	1,065	1,225	1,064
Total noninterest income	6,086	6,377	6,977
Noninterest expense:
Salaries and employee benefits	40,223	38,906	41,001
Occupancy and equipment	8,591	8,675	8,158
Data processing	7,867	7,274	6,622
Other expense	7,174	9,278	8,897
Total noninterest expense	63,855	64,133	64,678
Income before provision for income taxes	32,617	32,120	38,158
Provision for income taxes	8,686	8,506	10,733
Net income	$23,931	$23,614	$27,425
Earnings per common share:
Basic earnings per common share	$2.18	$2.10	$2.27
Weighted average common shares outstanding	10,990,547	11,262,409	12,074,198

Diluted earnings per common share	$2.18	$2.10	$2.27
Weighted average common shares outstanding	10,990,547	11,262,409	12,074,198

The accompanying notes are an integral part of the consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31, 2025, 2024 and 2023

(In thousands)

	2025	2024	2023

Net income	$23,931	$23,614	$27,425
Other comprehensive income:
Change in unrealized gain (loss) on AFS securities	9,139	2,303	(4,255)
Deferred tax (expense) benefit	(2,767)	(717)	1,224
Other comprehensive income (loss), net of tax	6,372	1,586	(3,031)
Total comprehensive income	$30,303	$25,200	$24,394

The accompanying notes are an integral part of the consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended December 31, 2025, 2024 and 2023

(Dollars in thousands, except per share data)

				Accumulated
		Common	Additional	Other		Total
	Number of	Stock	Paid in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Capital	Income/(Loss)	Earnings	Equity
Balance, January 1, 2023 (As Restated)	12,838,462	$204,301	$287	$(11,561)	$124,122	$317,149
Net income					27,425	27,425
Other comprehensive loss, net				(3,031)		(3,031)
Cumulative change from adoption of ASU 2016-13, net of tax					(491)	(491)
Restricted stock granted	41,849					—
Cash dividends of $0.40 per share					(4,795)	(4,795)
Stock based compensation		726				726
Repurchase of shares	(1,329,040)	(24,114)				(24,114)
Balance, December 31, 2023	11,551,271	180,913	287	(14,592)	146,261	312,869
Net income					23,614	23,614
Other comprehensive income, net				1,586		1,586
Restricted stock granted	33,760					—
Forfeiture of restricted stock granted	(7,902)					—
Cash dividends of $0.45 per share					(5,044)	(5,044)
Stock based compensation		588				588
Repurchase of shares	(455,654)	(9,247)				(9,247)
Balance, December 31, 2024	11,121,475	172,254	287	(13,006)	164,831	324,366
Net income					23,931	23,931
Other comprehensive income, net				6,372		6,372
Restricted stock granted	31,081					—
Forfeiture of restricted stock granted	(3,221)					—
Cash dividends of $0.90 per share					(9,859)	(9,859)
Stock based compensation		653				653
Repurchase of shares	(261,654)	(6,909)				(6,909)
Balance, December 31, 2025	10,887,681	$165,998	$287	$(6,634)	$178,903	$338,554

The accompanying notes are an integral part of the consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2025, 2024 and 2023

(In thousands)

	Year ended
	December 31,
	2025	2024	2023

Cash flows from operating activities:
Net income	$23,931	$23,614	$27,425
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,068	1,265	2,015
Deferred tax (benefit) expense	(503)	801	1
Amortization (accretion) on acquired loans	239	28	(876)
Gain on sale of loans	(268)	(287)	(508)
Proceeds from sale of loans originated for sale	4,747	4,749	9,585
Loans originated for sale	(3,560)	(3,562)	(7,201)
Loss on sale of OREO	—	—	21
Amortization on junior subordinated debentures	1,030	80	81
Gain on repayment of subordinated debt, net	—	(34)	—
Increase in cash surrender value of life insurance policies	(762)	(724)	(674)
Amortization/accretion of premiums/discounts on investment securities, net	136	35	340
Loss (gain) on equity securities	230	(463)	1,141
Depreciation and amortization	2,043	2,045	1,677
Core deposit intangible amortization	948	1,222	1,286
Stock based compensation expense	653	588	726
Decrease in deferred loan origination fees, net	(495)	(93)	(138)
Net change in interest receivable and other assets	3,655	2,515	1,753
Increase in salary continuation plan, net	385	185	(288)
Net change in interest payable and other liabilities	(4,646)	(1,607)	(5,564)
Net cash provided by operating activities	31,831	30,357	30,802
Cash flows from investing activities:
Proceeds from maturities of interest bearing deposits in banks	249	996	996
Purchase of investment securities AFS	(15,614)	(49,856)	(25,267)
Proceeds from maturities, repayments and calls of investment securities AFS	38,574	21,877	11,555
Purchase of FHLB stock	(211)	—	(634)
Redemption (purchase) of FRB stock	1,923	(19)	(24)
Proceeds from sale of loans held for investment	2,436	6,337	—
Purchase of loans	(31,016)	(86,071)	(17,719)
(Increase) decrease in loans, net	(85,381)	46,251	113,618
Purchase of equipment and leasehold improvements, net	(1,746)	(1,701)	(2,123)
Net cash (used in) provided by investing activities	(90,786)	(62,186)	80,402

The accompanying notes are an integral part of the consolidated financial statements.

BAYCOM CORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

For the years ended December 31, 2025, 2024 and 2023

(In thousands)

	Year ended
	December 31,
	2025	2024	2023

Cash flows from financing activities:
(Decrease) increase in noninterest and interest bearing deposits in banks, net	(31,149)	22,100	(136,624)
Increase in time deposits, net	10,780	79,159	183,895
Repayment of subordinated debt	(64,685)	(315)	—
Repurchase of common stock	(6,909)	(9,247)	(24,114)
Dividends paid on common stock	(6,600)	(3,375)	(3,637)
Net cash (used in) provided by financing activities	(98,563)	88,322	19,520
Decrease in cash and cash equivalents	(157,518)	56,493	130,724
Cash and cash equivalents at beginning of period	364,032	307,539	176,815
Cash and cash equivalents at end of period	$206,514	$364,032	$307,539

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$40,624	$40,643	$26,961
Income taxes paid, net	8,512	6,502	12,151

Non-cash investing and financing activities:
Change in unrealized gain on AFS securities, net of tax	$6,372	$1,586	$(3,031)
Transfer of loans to held-for-sale	2,013	2,216	—
Recognition of ROU assets in exchange for lease obligations	2,701	3,231	644
Cash dividends declared on common stock not yet paid	(3,259)	(1,669)	(1,158)

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

The Bank, formerly known as Bay Commercial Bank, opened for business on July 20, 2004. The Bank provides a broad range of financial services primarily to local small and mid-sized businesses, service professionals and individuals through its 34 full-service banking branches. The main office is located in Walnut Creek, California and branch offices are located in Oakland, Castro Valley, Mountain View, Stockton, Pleasanton, Livermore, San Jose, Long Beach, Sacramento, San Francisco, Buena Park, Los Angeles, Garden Grove, Waterloo and Irvine, California; Las Vegas, Nevada; Seattle, Washington; New Mexico (5); and Colorado (11). The Company is subject to regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve”). The Bank is subject to regulation by the California Department of Financial Protection and Innovation (“DFPI”), which until September 29, 2020 was known as the California Department of Business Oversight, and as a state-member bank, by the Federal Reserve.

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

Segment Reporting

The Company operates as one operating segment which is reported in a manner consistent with the internal consolidated reporting provided to the chief operating decision-maker (“CODM”). The CODM is responsible for the allocation of resources and assessing the performance of the operating segment and has been identified as the Chief Executive Officer of the Company.  The CODM monitors financial performance and evaluates the revenue streams of the Company’s various products, services, locations, and operations on a company-wide basis. Accordingly, we consider all of our operations to be aggregated in one reportable operating segment. Refer to Note 23—Segment Information for additional information.

Business Combinations

We apply the acquisition method of accounting for business combinations. Under the acquisition method, the acquiring entity in a business combination recognizes all the identifiable assets acquired and liabilities assumed at their acquisition date fair values. Management utilizes prevailing valuation techniques appropriate for the asset or liability being measured in determining these fair values. Any excess of the purchase price over amounts allocated to assets acquired, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. Where amounts allocated to assets acquired and liabilities assumed is greater than the purchase price, a bargain purchase gain is recognized. Acquisition related costs are expensed as incurred unless they are directly attributable to the issuance of the Company’s common stock in a business combination. The acquired assets and assumed liabilities, both tangible and intangible for all acquisitions were measured at estimated fair values, as required by the acquisition method of accounting for business combinations, Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations. Management made significant estimates and exercised significant judgment in accounting for the acquisition.

Cash and Cash Equivalents

Cash equivalents are defined as short-term, highly liquid investments both readily convertible into known amounts of cash and so near maturity that there is insignificant risk of change in value because of changes in interest rates. Generally, only investments with original maturities of three months or less at the time of purchase qualify as cash equivalents. Cash and cash equivalents include cash and due from banks and federal funds sold. Generally, banks are required to maintain noninterest bearing cash reserves equal to a percentage of certain deposits. For the years ended December 31, 2025 and 2024, $164.7 million and $160.3 million in reserve balances were required, respectively.

As of December 31, 2025 and 2024, the Company had cash deposits at other financial institutions in excess of Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company places these deposits with major financial institutions and management monitors the financial condition of these institutions and believes the risk of loss to be minimal. At both December 31, 2025 and December 31, 2024, the Company did not hold interest bearing money market accounts in these financial institutions.

Interest Bearing Time Deposits in Banks

The Company invests in time deposits with other banks. At December 31, 2025, there were no time deposits with other banks, compared to $249,000 at December 31, 2024, which had a weighted average yield of 2.25%. These deposits did not exceed FDIC limits and matured within one year.

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

Allowance for Credit Losses for Investment Debt Securities Available-For-Sale

Prior to the adoption of Accounting Standards Update (“ASU”) 2016-13, declines in the fair value of securities below their cost deemed to be other-than-temporary impairment ("OTTI") were reflected in operations as realized losses. Upon adoption of ASU 2016-13, for investment debt securities AFS in a loss position, the Company evaluates whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Impairment may result from either a decline in the financial condition of the issuing entity or in the case of fixed interest rate investments, from rising interest rates. In making this assessment, management considers the length of time and the extent to which fair value is less than amortized cost, the nature of the security, the underlying collateral, and the financial condition and prospects of the issuer, among other factors. This assessment also includes a determination of whether the Company intends to sell the security, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses.

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

Loans Purchased and Acquired

From time to time, the Company may purchase whole loans, including multi-family residential, single-family residential and commercial and industrial loans, both inside and outside its markets, to augment our loan portfolio. The purchase decision is usually based on several factors, including current loan origination volumes, market interest rates, excess liquidity, our continuous efforts to meet the credit needs of certain borrowers under the Community Reinvestment Act (“CRA”), as well as other asset/liability management strategies. All purchased loans are selected using the Bank’s normal underwriting criteria at the time of purchase, or in some cases guaranteed by third parties. Discounts or premiums on purchased loans are accreted or amortized to interest income using the effective interest method or straight-line method over the remaining period to contractual maturity.

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

Salaries, employee benefits and other expenses totaling $2.1 million, $1.3 million and $663,000 were deferred as loan origination costs for the years ended December 31, 2025, 2024 and 2023, respectively.

Allowance for Credit Losses on Loans

The allowance for credit losses represents management’s estimate of current expected credit losses over the life of a financial asset carried at amortized cost. The Company’s method for assessing the appropriateness of the allowance for credit losses includes specific allowances for individually analyzed loans, a pooled loans component incorporating both quantitative and qualitative factors, and a reserve for unfunded loan commitments. The allowance for credit losses for loans is reported as a reduction of the amortized cost basis of loans, while the reserve for unfunded loan commitments is included within "Interest payable and other liabilities" on the consolidated balance sheets. The amortized cost basis of loans does not include accrued interest receivable, which is included in "Interest receivable and other assets" on the consolidated balance sheets. The "Provision for credit losses" on the consolidated statements of income comprises the provision for credit losses for loans, unfunded loan commitments, and investment securities AFS.

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

Management estimates the allowance using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. The CECL model utilizes a discounted cash flow ("DCF") method to measure the expected credit losses on loans collectively evaluated that are sub-segmented by loan pools with similar credit risk characteristics, which generally correspond to federal regulatory reporting codes (i.e., Call Report codes), with PCD assets pooled separately by similar loan pools to evaluate and measure the allowance for credit losses. In its loss forecasting framework, the Company incorporates forward-looking information through the use Federal Reserve Economic Data, more specifically, macroeconomic forecasts such as national unemployment rates and national gross domestic product.

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

The Company evaluates and assigns a risk grade to each loan based on certain criteria to assess the credit quality of each loan. The assignment of a risk rating is done for each individual loan. Loans are graded from inception and on a continuing basis until the debt is repaid. Any adverse or beneficial trends will trigger a review of the loan risk rating. Each loan is assigned a risk grade based on its characteristics. Loans with low to average credit risk are assigned a lower risk grade than those with higher credit risk as determined by the individual loan characteristics. See Note 4 of the Notes to Consolidated Financial Statements for loan risk rating definitions.

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

Reserve for Unfunded Commitments

The reserve for unfunded commitments is established through a provision for credit losses-unfunded commitments, the changes of which are recorded in provision for credit losses and the reserve amount is included within “Interest payable and other liabilities” on the consolidated balance sheets. The reserve for unfunded commitments is an amount that management believes will be adequate to absorb probable losses inherent in existing commitments, including unused portions of revolving lines of credit and other loans, standby letters of credit, and unused deposit account overdraft privileges. The reserve for unfunded commitments is based on evaluations of the collectability and prior loss experience of unfunded commitments. The evaluations take into consideration such factors as changes in the nature and size of the loan portfolio, overall loan portfolio quality, loan concentrations, specific problem loans and related unfunded commitments, and current economic conditions that may affect the borrower’s or depositor’s ability to pay.

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

When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is recognized in noninterest income. The cost of maintenance and repairs is charged to expense as incurred. At the end of each year, the Company evaluates premises and equipment for impairment to the extent events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

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

Goodwill, Core Deposit Intangible and Long-Lived Assets

Goodwill is determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquired assets, over the fair value of the net assets acquired and the liabilities assumed as of the acquisition date. Goodwill is reviewed for impairment annually, or between annual assessments if a triggering event occurs or circumstances change that would more likely than not result in the fair value of a reporting unit being below its carrying amount. We make a qualitative assessment whether it is more likely than not that the fair value of a reporting unit where goodwill is assigned is less than its carrying amount. Such indicators may include, among others: a significant adverse change in legal factors or in the general business climate; significant decline in the Company’s stock price and market capitalization; unanticipated competition; and an adverse action or assessment by a regulator. Any adverse changes in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our financial condition and results of operations. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Core deposit intangible represents the estimated future benefit of deposits related to an acquisition and is booked separately from the related deposits and amortized over an estimated useful life of three to ten years. The Company performed its annual impairment analysis and determined no impairment existed as of December 31, 2025.

Bank Owned Life Insurance

BOLI policies are maintained on certain key current and former officers. BOLI is recorded on the consolidated balance sheets at the amount that can be realized based on cash surrender value.

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

Servicing Assets and Liabilities

In connection with the sale of the Company’s Small Business Administration (“SBA”) loans, the Company recognizes servicing assets when servicing rights are retained. The gain or loss on sale of loans depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. All servicing assets and liabilities are initially measured at fair value. The Company initially recognizes and measures at fair value servicing rights obtained by SBA loan sales. The Company subsequently measures these servicing assets by using the amortization method, which amortizes servicing assets in proportion to, and over the period of, estimated net servicing income. The amortization of the servicing assets is analyzed periodically for impairment and is adjusted to reflect changes in prepayment rates and other estimates. The servicing asset and the related amortization are netted against other non-operating income in the consolidated statement of income. Gain or loss on sale of loans is included in noninterest income.

Loans serviced for others totaled $136.1 million and $164.8 million as of December 31, 2025 and 2024, respectively. Servicing assets, included in interest receivable and other assets in the consolidated statements of financial condition, totaled $388,000 and $673,000 as of December 31, 2025 and 2024, respectively. There were no servicing liabilities included in interest payable and other liabilities on the consolidated balance sheets at both December 31, 2025 and December 31, 2024.

Loans Held for Sale

Periodically, the Company sells loans and retains the servicing rights. The gain or loss on sale of loans depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer.

The portions of the SBA loans that are guaranteed by the SBA are classified by management as loans held for sale since the Company intends to sell these loans. Loans held for sale are recorded at the lower of their aggregate cost or estimated fair value. During 2025, the Company sold $5.1 million of SBA loans (guaranteed portion) in the secondary market, all of which settled by end of year 2025. During 2024, the Company sold $3.6 million of SBA loans (guaranteed portion) in the secondary market, all of which settled by end of year 2024.

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

Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with clients and therefore has not experienced significant contract balances. As of December 31, 2025 and December 31, 2024, the Company did not have any significant contract balances. The following are descriptions of revenues within the scope of ASC 606.

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

Debit and ATM interchange fee income and expenses

Debit and ATM interchange income represent fees earned when a debit card issued by the Company is used. The Company earns interchange fees from debit cardholder transactions through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. The performance obligation is satisfied and the fees are earned when the cost of the transaction is charged to the cardholder’s debit card. Certain expenses directly associated with the debit card are recorded on a net basis with the interchange income.

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

Gain/loss on other real estate owned, net

The Company records a gain or loss from the sale of other real estate owned when control of the property transfers to the buyer, which generally occurs at the time of execution of a deed of trust. When the Company finances the sale of other real estate owned to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on sale, the Company adjusts the transaction price and related gain or loss on sale if a significant financing component is present.

Stock Based Compensation

Restricted Equity Grants

The Company granted restricted stock to directors and employees in 2025 and 2024. The grant-date fair value of the award is amortized on the straight-line basis over the requisite service period, which is generally the vesting period, as compensation expense in salaries and benefits for employees and other noninterest expense for directors.

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

Repurchase of Common Stock

In May 2024, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to 560,000 shares, or approximately 5.0%, of the Company’s outstanding common stock, with no set expiration date. Under the repurchase program, the Company is authorized to repurchase its common stock through open market purchases, privately-negotiated transactions, or pursuant to any trading plan adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in compliance with Rule 10b-18 under the Exchange Act. The repurchase program does not obligate the Company to acquire any specific number of shares in any period, and may be expanded, extended, modified or discontinued at any time. As of December 31, 2025, 202,444 shares of Company common stock remained available for future purchases under the repurchase program.

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

Recent Accounting Guidance Adopted

Income Taxes – Improvements to Income Tax Disclosures (Topic 740) –In December 2023, the FASB issued ASU 2023-09 to provide additional transparency into an entity’s income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The standard requires that public business entities disclose, on an annual basis, specific categories in the rate reconciliation and additional information for reconciling items meeting a certain quantitative threshold. The amendments also require that entities disclose on an annual basis: 1) income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes and 2) the income taxes paid (net of refunds received) disaggregated by individual jurisdictions exceeding 5% of total income taxes paid (net of refunds received). The amendments are effective for public business entities for annual periods beginning after December 15, 2024 and must be applied prospectively to all prior periods presented in the financial statements. The disclosure requirements of this update did not have a material effect on the Company’s consolidated financial statements and related disclosures. See Note 14 – Income Taxes.

Recent Accounting Guidance Not Yet Effective

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

Purchased Loans – Financial Instruments Credit losses (Topic 326) – In November 2025, the FASB issued ASU 2025-08 to improve the accounting for certain acquired loans, specifically purchased seasoned loans (“PSLs”). The amendments expand the application of the gross-up approach to qualifying purchased loans acquired without significant credit deterioration. Under the amendments, and allowance for credit losses is recorded at acquisition with a corresponding adjustment to the loan’s amortized cost basis, eliminating the recognition of a Day 1 credit loss expense for such loans. The amendments are effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

Interim Reporting (Topic 270) – In December 2025, the FASB issued ASU 2025-11 to clarify interim disclosure requirements by providing a comprehensive list of disclosures that are required in interim reporting periods. The amendments also introduce a disclosure principle requiring entities to disclose events and changes that occur after the end of most recent annual reporting period that have a material impact on the entity. The amended guidance is effective for the Company on January 1, 2028, with early adoption permitted. The amendments may be applied on either a prospective or retrospective basis. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

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

2.            INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as AFS at the dates indicated are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
December 31, 2025
Municipal securities	$26,278	$159	$(803)	$25,634
Mortgage-backed securities	47,908	366	(2,596)	45,678
Collateralized mortgage obligations	45,263	214	(1,333)	44,144
SBA securities	2,779	7	(38)	2,748
ABS securities	1,677	—	(6)	1,671
Corporate bonds	64,848	74	(5,089)	59,833
Total	$188,753	$820	$(9,865)	$179,708

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
December 31, 2024
U.S. Government Agencies	$1,949	$—	$(12)	$1,937
Municipal securities	23,777	82	(1,334)	22,525
Mortgage-backed securities	51,281	95	(3,893)	47,483
Collateralized mortgage obligations	49,220	147	(2,208)	47,159
SBA securities	4,054	6	(75)	3,985
Corporate bonds	81,232	29	(11,022)	70,239
Total	$211,513	$359	$(18,544)	$193,328

Amortized cost and fair values exclude accrued interest receivable of $1.3 million at both December 31, 2025 and 2024, which is included in interest receivable and other assets in the consolidated balance sheets.

For the years ended December 31, 2025, 2024 and 2023, the Company sold no securities AFS.

The amortized cost and estimated fair value of securities AFS at the dates indicated by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2025		December 31, 2024
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value

Securities AFS
Due in one year or less	$5,417	$4,819	$2,002	$1,993
Due after one through five years	20,602	19,600	37,763	33,467
Due after five years through ten years	75,478	70,038	84,002	74,018
Due after ten years	87,256	85,251	87,746	83,850
Total	$188,753	$179,708	$211,513	$193,328

At both December 31, 2025 and 2024, there were no securities pledged.

The estimated fair value and gross unrealized losses for securities AFS aggregated by the length of time that individual securities have been in a continuous unrealized loss position at the dates indicated are as follows:

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
December 31, 2025
Municipal securities	$3,011	$(19)	$12,314	$(784)	$15,325	$(803)
Mortgage-backed securities	4,481	(29)	21,412	(2,567)	25,893	(2,596)
Collateralized mortgage obligations	3,720	(35)	20,913	(1,298)	24,633	(1,333)
SBA securities	445	—	1,509	(38)	1,954	(38)
ABS securities	883	(3)	788	(3)	1,671	(6)
Corporate bonds	987	(13)	57,424	(5,076)	58,411	(5,089)
Total	$13,527	$(99)	$114,360	$(9,766)	$127,887	$(9,865)

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
December 31, 2024
U.S. Government Agencies	$1,938	$(12)	$—	$—	$1,938	$(12)
Municipal securities	5,135	(67)	13,333	(1,267)	18,468	(1,334)
Mortgage-backed securities	16,514	(321)	22,257	(3,572)	38,771	(3,893)
Collateralized mortgage obligations	17,234	(145)	19,012	(2,063)	36,246	(2,208)
SBA securities	2,023	(9)	1,250	(66)	3,273	(75)
Corporate bonds	2,760	(240)	64,118	(10,782)	66,878	(11,022)
Total	$45,604	$(794)	$119,970	$(17,750)	$165,574	$(18,544)

At December 31, 2025, the Company held 318 investment securities, of which 168 were in an unrealized loss position for more than twelve months and 21 were in an unrealized loss position for less than twelve months. At December 31, 2024, the Company held 352 investment securities, of which 212 were in an unrealized loss position for more than twelve months and 53 were in an unrealized loss position for less than twelve months. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

Allowance for credit losses on investment debt securities AFS

The securities that were in an unrealized loss position as of December 31, 2025, were evaluated to determine whether the decline in fair value below the amortized cost basis resulted from a credit loss or changes in required yields by investors in these types of securities, among other factors. This assessment first includes a determination of whether the Company intends to sell the security, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses. In making this assessment, management considers the nature of the security and any related government guarantees, any changes to the rating of the security by a rating agency, creditworthiness of the issuers/guarantors, the underlying collateral, the financial conditions and prospects of the issuer, and any adverse conditions specifically related to the security, among other factors.

As of December 31, 2025, the Company expected to recover the amortized cost of its securities, had no intent to sell any investment securities with unrealized losses, it was more likely than not that the Company would not be required to sell such securities before recovery of their amortized cost and the decline in fair value was largely attributed to changes in interest rates and other market conditions. As of December 31, 2025, the issuers of these securities were continuing to make timely principal and interest payments. No allowances for credit losses have been recognized on investment debt securities AFS in an unrealized loss position, as management does not believe any of the securities were impaired due to reasons of credit quality at December 31, 2025.

Equity Securities

The Company recognized a net loss on equity securities of $230,000 for the year ended December 31, 2025, due to an decrease in the fair value of equity securities, and recognized a net gain on equity securities of $463,000 and a net loss on equity securities of $1.1 million for the years ended December 31, 2024 and 2023, respectively, due to a change in fair value of the equity securities. Equity securities were $12.6 million and $13.1 million as of December 31, 2025 and 2024, respectively.

3.            LOANS

The Company’s loan portfolio at the dates indicated is summarized below:

	December 31,	December 31,
	2025	2024
Commercial and industrial	$175,409	$173,948
Construction and land	8,958	1,515
Commercial real estate	1,766,964	1,667,231
Residential	113,186	109,662
Consumer	1,175	391
Total loans	2,065,692	1,952,747
Net deferred loan costs	644	149
Allowance for credit losses	(21,210)	(17,900)
Net loans	$2,045,126	$1,934,996

Net loans exclude accrued interest receivable of $6.6 million and $6.7 million at December 31, 2025 and December 31, 2024, respectively, which is included in interest receivable and other assets in the consolidated balance sheets.

At both December 31, 2025 and 2024, the Company had floating or variable rate loans totaling $1.4 billion and $1.3 billion, respectively. As of December 31, 2025, a total of $1.0 billion of these loans had interest rate floors, of which $674.2 million were at their floors. As of December 31, 2024, a total of $992.5 million of the loans had interest rate floors, of which $713.3 million were at their floors.

As of December 31, 2025 and 2024, purchased loans outstanding totaled $131.0 million and $186.6 million respectively. At December 31, 2025, $419,000 in purchase premiums remained on the purchased loans, compared to

$521,000 in purchase premiums at December 31, 2024. As of both December 31, 2025 and 2024, none of the purchased loans were past due 30 days or more. None of the purchased loans during 2025 represented PCD loans. These loans are reserved for under the Company’s general allowance component, and at December 31, 2025 and 2024, the Company had allocated approximately $2.4 million and $3.2 million, respectively, of the allowance for credit losses to the purchased loans.

The Company’s total individually evaluated loans, including nonaccrual loans, modified loans to borrowers experiencing financial difficulty and accreting PCD loans that have experienced post-acquisition declines in cash flows expected to be collected are summarized as follows:

	Commercial	Construction	Commercial
	and industrial	and land	real estate	Residential	Consumer	Total
December 31, 2025
Recorded investment in loans individually evaluated:
With no specific allowance recorded	$—	$—	$9,680	$711	$—	$10,391
With a specific allowance recorded	—	—	4,472	—	—	4,472
Total recorded investment in loans individually evaluated	$—	$—	$14,152	$711	$—	$14,863
Specific allowance on loans individually evaluated	$—	$—	$1,428	$—	$—	$1,428

December 31, 2024
Recorded investment in loans individually evaluated:
With no specific allowance recorded	$—	$—	$13,671	$984	$—	$14,655
With a specific allowance recorded	954	—	1,754	—	—	2,708
Total recorded investment in loans individually evaluated	$954	$—	$15,425	$984	$—	$17,363
Specific allowance on loans individually evaluated	$367	$—	$25	$—	$—	$392

For the years ended December 31, 2025 and 2024, the recorded investment in individually evaluated loans on nonaccrual were $13.4 million and $9.2 million, respectively.

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

During the years ended December 31, 2025 and 2024, there were no modifications of loans to borrowers experiencing financial difficulty.

A summary of modified loans to borrowers experiencing financial difficulty by type of concession and type of loan, as of the dates indicated, is set forth below (number of loans not in thousands):

	Number of	Rate	Term	Rate & term		% of Total
	loans	modification	modification	modification	Total	loans outstanding
December 31, 2025
Commercial and industrial	1	$—	$73	$—	$73	0.04%
Construction and land	—	—	—	—	—	—%
Commercial real estate	1	—	554	—	554	0.03%
Residential	1	—	711	—	711	0.63%
Consumer	—	—	—	—	—	—%
Total	3	$—	$1,338	$—	$1,338	0.06%

	Number of	Rate	Term	Rate & term		% of Total
	loans	modification	modification	modification	Total	loans outstanding
December 31, 2024
Commercial and industrial	2	$—	$97	$—	$97	0.06%
Construction and land	—	—	—	—	—	—%
Commercial real estate	3	—	1,846	—	1,846	0.11%
Residential	1	—	747	—	747	0.68%
Consumer	—	—	—	—	—	—%
Total	6	$—	$2,690	$—	$2,690	0.14%

For the years ended December 31, 2025 and 2024, the Company recorded no charge-offs and $1.3 million of charge-offs for modified loans to borrowers experiencing financial difficulty, respectively.

As of December 31, 2025 and 2024, individually evaluated modified loans to borrowers experiencing financial difficulty had no related allowance and a related allowance of $24,000, respectively. As of both December 31, 2025 and 2024, none of the modified loans to borrowers experiencing financial difficulty were performing in accordance with their modified terms. Accruing modified loans to borrowers experiencing financial difficulty are included in the loans individually evaluated as part of the calculation of the allowance for credit losses for loans.

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

Revolving loans that are converted to term loans are treated as new originations in the tables below and are presented by year of initial origination. During the year ended December 31, 2025 and 2024, none and $867,000, respectively, of the Company’s revolving loans were converted to term loans.

The following tables present a summary of loans by type, internally assigned risk grade, year of origination and current period gross charge-offs at the dates indicated:

							Revolving
	Term loans - amortized cost by origination year						loans
	2025	2024	2023	2022	2021	Prior	amortized cost	Total
December 31, 2025
Commercial and industrial:
Pass	$32,969	$48,839	$14,375	$16,454	$7,202	$27,511	$26,011	$173,361
Special mention	—	—	—	—	—	580	—	580
Substandard	—	—	152	—	55	980	281	1,468
Total commercial and industrial	$32,969	$48,839	$14,527	$16,454	$7,257	$29,071	$26,292	$175,409
YTD gross charge-offs	$—	41	—	—	—	154	—	$195
Construction and land:
Pass	$228	$8,412	$—	—	115	203	—	$8,958
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total construction and land	$228	$8,412	$—	$—	$115	$203	$—	$8,958
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Pass	$324,728	$177,675	$67,901	320,160	333,477	397,516	3,287	$1,624,744
Special mention	—	—	—	32,144	23,672	39,213	—	95,029
Substandard	—	—	4,835	—	14,642	27,714	—	47,191
Total commercial real estate	$324,728	$177,675	$72,736	$352,304	$371,791	$464,443	$3,287	$1,766,964
YTD gross charge-offs	$—	—	—	—	—	840	—	$840
Residential:
Pass	$47,156	$23,536	$—	—	30,969	6,121	4,515	$112,297
Special mention	—	—	—	—	—	—	11	11
Substandard	—	—	—	—	20	794	64	878
Total residential	$47,156	$23,536	$—	$—	$30,989	$6,915	$4,590	$113,186
YTD gross charge-offs	$—	—	—	—	1	—	—	$1
Consumer:
Pass	$273	$119	$260	17	10	102	394	$1,175
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer	$273	$119	$260	$17	$10	$102	$394	$1,175
YTD gross charge-offs	$—	—	—	—	—	5	—	$5
Total loans outstanding
Risk ratings
Pass	$405,354	$258,581	$82,536	$336,631	$371,773	$431,453	$34,207	$1,920,535
Special mention	—	—	—	32,144	23,672	39,793	11	95,620
Substandard	—	—	4,987	—	14,717	29,488	345	49,537
Total loans outstanding	$405,354	$258,581	$87,523	$368,775	$410,162	$500,734	$34,563	$2,065,692
YTD gross charge-offs	$—	$41	$—	$—	$1	$999	$—	$1,041

							Revolving
	Term loans - amortized cost by origination year						loans
	2024	2023	2022	2021	2020	Prior	amortized cost	Total
December 31, 2024
Commercial and industrial:
Pass	$54,720	$20,314	$20,759	$11,823	$13,433	$28,708	$19,699	$169,456
Special mention	—	—	—	56	—	1,969	200	2,225
Substandard	150	154	—	—	1,184	471	308	2,267
Total commercial and industrial	$54,870	$20,468	$20,759	$11,879	$14,617	$31,148	$20,207	$173,948
YTD gross charge-offs	$—	$—	$—	$1,021	$45	$324	$—	$1,390
Construction and land:
Pass	$10	$—	$—	$128	$1,090	$287	$—	$1,515
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total construction and land	$10	$—	$—	$128	$1,090	$287	$—	$1,515
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Pass	$196,303	$88,599	$371,319	$432,629	$97,046	$370,828	$1,510	$1,558,234
Special mention	—	632	6,243	10,462	18,250	44,089	—	79,676
Substandard	—	—	—	9,063	996	19,262	—	29,321
Total commercial real estate	$196,303	$89,231	$377,562	$452,154	$116,292	$434,179	$1,510	$1,667,231
YTD gross charge-offs	$—	$—	$—	$2,413	$—	$1,359	$—	$3,772
Residential:
Pass	$31,828	$—	$—	$36,624	$1,452	$32,245	$5,041	$107,190
Special mention	—	—	—	859	—	410	80	1,349
Substandard	—	—	—	30	—	1,093	—	1,123
Total residential	$31,828	$—	$—	$37,513	$1,452	$33,748	$5,121	$109,662
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Consumer:
Pass	$153	$54	$35	$10	$2	$128	$3	$385
Special mention	—	—	—	—	—	2	—	2
Substandard	—	—	—	—	—	4	—	4
Total consumer	$153	$54	$35	$10	$2	$134	$3	$391
YTD gross charge-offs	$—	$—	$—	$—	$—	$2	$1	$3
Total loans outstanding
Risk ratings
Pass	$283,014	$108,967	$392,113	$481,214	$113,023	$432,196	$26,253	$1,836,780
Special mention	—	632	6,243	11,377	18,250	46,470	280	83,252
Substandard	150	154	—	9,093	2,180	20,830	308	32,715
Total loans outstanding	$283,164	$109,753	$398,356	$501,684	$133,453	$499,496	$26,841	$1,952,747
YTD gross charge-offs	$—	$—	$—	$3,434	$45	$1,685	$1	$5,165

The following tables provide an aging of the Company’s loans receivable as of the dates indicated:

								Recorded
			90 Days					investments
	30–59 Days	60–89 Days	or more	Total			Total loans	90 days or more past due
	past due	past due	past due	past due	Current	PCD loans	receivable	and still accruing
December 31, 2025
Commercial and industrial	$671	$119	$748	$1,538	$173,871	$—	$175,409	$—
Construction and land	—	—	—	—	8,958	—	8,958	—
Commercial real estate	818	—	1,942	2,760	1,747,458	16,746	1,766,964	—
Residential	40	—	711	751	112,393	42	113,186	—
Consumer	1	—	—	1	1,174	—	1,175	—
Total	$1,530	$119	$3,401	$5,050	$2,043,854	$16,788	$2,065,692	$—

								Recorded
			90 Days					investments
	30–59 Days	60–89 Days	or more	Total			Total loans	90 days or more past due
	past due	past due	past due	past due	Current	PCD loans	receivable	and still accruing
December 31, 2024
Commercial and industrial	$758	$87	$399	$1,244	$172,704	$—	$173,948	$220
Construction and land	—	—	—	—	1,509	6	1,515	—
Commercial real estate	4,794	1,527	3,220	9,541	1,635,499	22,191	1,667,231	—
Residential	123	1	747	871	108,538	253	109,662	—
Consumer	6	—	—	6	385	—	391	—
Total	$5,681	$1,615	$4,366	$11,662	$1,918,635	$22,450	$1,952,747	$220

Nonaccrual loans totaled $13.4 million and $9.2 million at December 31, 2025 and 2024, respectively. Nonaccrual loans guaranteed by a government agency, which reduces the Company’s credit exposure, were $1.7 million at December 31, 2025 and $2.0 million at December 31, 2024.

At December 31, 2025, nonaccrual loans included $562,000 of loans 30-89 days past due and $9.4 million of loans less than 30 days past due. At December 31, 2024, nonaccrual loans included $643,000 of loans 30-89 days past due and the $4.4 million of loans less than 30 days past due. At December 31, 2025, the $562,000 in nonaccrual loans past due 30-89 days was comprised of three loans, and the $9.4 million of loans less than 30 days past due was comprised of 15 loans. All of these loans were placed on nonaccrual due to concerns over the borrowers’ financial condition.

At December 31, 2025, there were no loans 90 days or more past due and still accruing. At December 31, 2024, there were two such loans, totaling $220,000.

Interest foregone on nonaccrual loans was approximately $1.1 million for the year ended December 31, 2025 compared to $1.3 million for the year ended December 31, 2024. Interest income recognized on nonaccrual loans was $424,000, $19,000 and $208,000 for the years ended December 31, 2025, 2024 and 2023, respectively.

Purchased Credit Deteriorated Loans

The unpaid principal balance and carrying value of the Company’s PCD loans at the years indicated are as follows:

	December 31, 2025		December 31, 2024
	Unpaid		Unpaid
	principal	Carrying	principal	Carrying
	balance	value	balance	value
Construction and land	$—	$—	$6	$6
Commercial real estate	17,941	16,746	23,635	22,191
Residential	90	42	322	253
Total	$18,031	$16,788	$23,963	$22,450

Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $1.10 billion and $1.04 billion at December 31, 2025 and 2024, respectively. For additional information, see Note 11, Other Borrowings.

4.            ALLOWANCE FOR CREDIT LOSSES FOR LOANS

The following tables summarize the Company’s allowance for credit losses for loans, reserve for unfunded commitments, and loan balances individually and collectively evaluated by type of loan as of or for the year ended December 31, 2025 and 2024:

	Commercial	Construction	Commercial				Reserve for
	and industrial	and land	real estate	Residential	Consumer	Total	unfunded commitments
Year ended December 31, 2025
Allowance for credit losses:
Beginning balance	$4,681	$72	$11,365	$1,780	$2	$17,900	$600
Charge-offs	(195)	—	(840)	(1)	(5)	(1,041)	—
Recoveries	24	—	67	1	1	93	—
Provision for (reversal of) credit losses	(337)	398	4,009	177	11	4,258	(190)
Ending balance	$4,173	$470	$14,601	$1,957	$9	$21,210	$410

December 31, 2025
Allowance for credit losses:
Loans individually evaluated	$—	$—	$1,428	$—	$—	$1,428
Loans collectively evaluated	4,173	470	12,919	1,956	9	19,527
PCD loans	—	—	254	1	—	255

Loans receivable:
Individually evaluated	$—	$—	$14,152	$711	$—	$14,863
Collectively evaluated	175,409	8,958	1,736,066	112,433	1,175	2,034,041
PCD loans	—	—	16,746	42	—	16,788
Total loans	$175,409	$8,958	$1,766,964	$113,186	$1,175	$2,065,692

	Commercial	Construction	Commercial				Reserve for
	and industrial	and land	real estate	Residential	Consumer	Total	unfunded commitments
Year ended December 31, 2024
Allowance for loan losses
Beginning balance	$4,216	$298	$16,498	$979	$9	$22,000	$225
Charge-offs	(1,390)	—	(3,772)	—	(3)	(5,165)	—
Recoveries	75	—	—	99	1	175	—
Provision for (reversal of) credit losses	1,780	(226)	(1,361)	702	(5)	890	375
Ending balance	$4,681	$72	$11,365	$1,780	$2	$17,900	$600

December 31, 2024
Allowance for credit losses:
Loans individually evaluated	$367	$—	$25	$—	$—	$392
Loans collectively evaluated	4,314	72	11,112	1,778	2	17,278
PCD loans	—	—	228	2	—	230

Loans receivable:
Individually evaluated	$954	$—	$15,425	$984	$—	$17,363
Collectively evaluated	172,994	1,509	1,629,615	108,425	391	1,912,934
PCD loans	—	6	22,191	253	—	22,450
Total loans	$173,948	$1,515	$1,667,231	$109,662	$391	$1,952,747

For the year ended December 31, 2025, the $4.3 million provision for credit losses on loans was primarily driven by loan growth, charge-offs during the current year, and increased reserves on both pooled loans and individually evaluated loans. The decrease in the provision for credit loss for unfunded commitments of $190,000 for the year ended December 31, 2025 was primarily due to a reduction in construction commitments being funded, partially offset by increased loss rates. Net charge-offs totaled $948,000 for the year ended December 31, 2025 compared to $5.0 million for the year ended December 31, 2024. Charge-offs in 2024 included a $3.2 million charge-off related to a loan for which a specific reserve had been established as of December 31, 2023.

The increase in the allowance for credit losses on pooled loans primarily reflected higher quantitative reserves resulting from the Company’s annual update to its CECL model methodology. The update incorporated more recent economic data and revised segment-specific peer group comparisons, which together contributed to a higher modeled reserve level. To a lesser extent, the increase also reflected updated economic forecasts, including a higher projected national unemployment rate and a weaker outlook for national gross domestic product compared to the assumptions used as of December 31, 2024. In addition, loan growth during the year and changes in the risk level associated with certain qualitative factors contributed to the increase. The allowance for credit losses on individually evaluated loans increased during the year primarily due to three commercial real estate loans placed on nonaccrual status for which updated appraisals indicated collateral shortfalls.

The following table summarizes the amortized cost basis of individually evaluated collateral-dependent loans by loan and collateral type at December 31, 2025 and December 31, 2024.

	Retail and		Convalescent				A/R and
	Office	Multifamily	facility	Hotel	Other	SFR 1-4	Equipment	Total	ACL
December 31, 2025
Commercial real estate	$3,338	$—	$—	$9,462	$1,352	$—	$—	$14,152	$1,428
Residential	—	—	—	—	—	711	—	711	—
Total	$3,338	$—	$—	$9,462	$1,352	$711	$—	$14,863	$1,428

December 31, 2024
Commercial and industrial	$—	$—	$—	$—	$—	$—	$954	$954	$367
Commercial real estate	466	77	1,200	7,987	5,695	—	—	15,425	25
Residential	—	—	—	—	—	984	—	984	—
Total	$466	$77	$1,200	$7,987	$5,695	$984	$954	$17,363	$392

The following table shows the amortized cost and allowance for credit losses for loans on nonaccrual status as of December 31, 2025 and 2024, respectively.

	As of December 31, 2025			As of December 31, 2024
	Nonaccrual	Nonaccrual		Nonaccrual	Nonaccrual
	with no allowance	with allowance	Total	with no allowance	with allowance	Total
	for credit losses	for credit losses	nonaccrual	for credit losses	for credit losses	nonaccrual
Commercial and industrial	$—	$839	$839	$—	$293	$293
Commercial real estate	5,891	5,997	11,888	6,055	1,792	7,847
Residential	711	5	716	984	119	1,103
Consumer	—	—	—	—	4	4
Total	$6,602	$6,841	$13,443	$7,039	$2,208	$9,247

As part of its acquisition of Pacific Enterprise Bancorp (“PEB”) in 2022, the Company acquired certain small business loans to borrowers qualified under The California Capital Access Program (“CalCAP”) for Small Business, a state loan loss reserve program, funded by the federal State Small Business Credit Initiative, and administered by the California Pollution Control Financing Authority. PEB ceased originating loans under this loan program in 2017, and the Company does not currently originate any loans under the program. Under this loan program, the borrower, CalCAP and the participating lender contributed funds to a loss reserve account that is held in a demand deposit account at the participating lender. The borrower contributions to the loss reserve account are attributed to the participating lender. Losses on qualified loans are charged to this account after approval by CalCAP. Under the program, if a loan defaults, the participating lender has immediate coverage of 100% of the loss. The participating lender must return recoveries from the borrower, less expenses, to the loan loss reserve account. The funds in the loss reserve account are the property of CalCAP; however, in the event that the participating lender leaves the program, any excess funds, after all loans have been repaid or unenrolled from the program by the participating lender, and provided there are no pending claims for reimbursement, are distributed to CalCAP and the participating lender based on their respective contributions to the loss reserve account. Funds contributed by the participating lender to the loss reserve account are treated as a receivable from CalCAP and evaluated for impairment quarterly. As of December 31, 2025, the Company had $9.3 million of loans enrolled in this loan program. The Company had a loss reserve account of $6.6 million as of December 31, 2025.

In addition, as successor to PEB, the Company was approved by CalCAP, in partnership with the California Air Resources Board, to originate loans to California truckers in the On-Road Heavy-Duty Vehicle Air Quality Loan Program. Under this loan program, CalCAP solely contributes funds to a loss reserve account that is held in a demand deposit account at the participating lender. Losses are handled in the same manner as described above. The funds are the property of CalCAP and are payable upon termination of the program. When the loss reserve account balance exceeds the total associated loan balance, the excess is to be remitted to CalCAP. The Company originated $12.2 million of loans under this program during the year ended December 31, 2025. As of December 31, 2025, the Company had $19.0 million of loans enrolled in this program and a loss reserve account of $4.9 million.

5.            PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at the dates indicated:

	December 31,	December 31,
	2025	2024
Premises owned	$11,570	$11,462
Leasehold improvements	4,268	3,602
Furniture, fixtures and equipment	10,690	9,929
Less accumulated depreciation and amortization	(13,308)	(11,607)
Total premises and equipment, net	$13,220	$13,386

Depreciation and amortization included in occupancy and equipment expense totaled $2.0 million for both the year ended December 31, 2025 and the year ended December 31, 2024, compared to $1.7 million for year ended December 31, 2023.

6.            LEASES

The Company leased 19 branches under noncancelable operating leases as of December 31, 2025. These leases expire on various dates through 2030. Many of these lease agreements include one or more renewal options, exercisable at the Company’s discretion. When the Company determines at lease commencement that it is reasonably certain to exercise a renewal option, the extended lease term is included in the measurement of the ROU asset and corresponding lease liability.

The Company uses the discount rate implicit in the lease when it is readily determinable. In instances where the implicit rate is not available, which is typically the case, the Company applies its incremental borrowing rate, determined on a collateralized basis and over a term comparable to the lease term, as of the lease commencement date.

The below maturity schedule represents the undiscounted lease payments for the five-year period and thereafter as of December 31, 2025:

Year ending December 31,
2026	$3,751
2027	3,507
2028	3,444
2029	2,990
Thereafter	1,093
Total undiscounted cash flows	14,785
Less: interest	(1,126)
Present value of lease payments	$13,659

The following table presents the remaining weighted average lease term and discount rate at the date indicated:

	December 31, 2025		December 31, 2024
Weighted-average remaining lease term	4.1	years	4.5	years
Weighted-average discount rate	3.9%		3.8%

The following table presents certain information related to the operating lease costs included in occupancy and equipment expense on the consolidated statements of income for the dates indicated:

	December 31,	December 31,	December 31,
	2025	2024	2023
Operating lease cost	$3,977	$4,053	$3,870
Short-term lease cost	—	15	112
Less: Sublease income	(100)	(96)	(83)
Total operating lease cost, net	$3,877	$3,972	$3,899

7.            OTHER REAL ESTATE OWNED

The Company had no other real estate owned as of December 31, 2025 and 2024. At both of December 31, 2025 and 2024, there were no residential mortgage loans in the process of foreclosure.

8.            GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company’s goodwill balance was $38.8 million at both December 31, 2025 and 2024. There were no changes in the Company’s goodwill for the years ended December 31, 2025 and 2024.

As of December 31, 2025, based on the Company’s qualitative assessment, which considered the Company’s continued profitability, positive equity, average community bank merger deal values realized during 2025, net interest margin, allowance for credit losses, and continued growth in its core deposit portfolio, the Company concluded that the goodwill of the Company’s reporting unit, the Bank, was not more likely than not impaired.

Core Deposit Intangible

Changes in the Company’s core deposit intangible for the periods indicated were as follows:

	Year ended	Year ended
	December 31, 2025	December 31, 2024
Balance at beginning of period	$2,693	$3,915
Additions	—	—
Less amortization	(948)	(1,222)
Balance at end of period	$1,745	$2,693

Estimated annual amortization at December 31, 2025 is as follows:

Year ending December 31,
2026	$455
2027	455
2028	455
Thereafter	380
Total	$1,745

9.         INTEREST RECEIVABLE AND OTHER ASSETS

The Company’s interest receivable and other assets at the dates indicated consisted of the following:

	December 31,	December 31,
	2025	2024
Tax assets, net	$13,684	$16,048
Accrued interest receivable	8,344	8,507
Investment in SBIC fund	2,963	3,241
Investment in Community Reinvestment Act fund	2,000	2,000
Prepaid assets	2,254	1,942
Servicing assets	388	673
Investment in Low Income Housing Tax Credit ("LIHTC") partnerships, net	3,290	4,035
Investment in statutory trusts	550	532
CalCAP reserve receivable	1,375	4,023
Other assets	3,544	2,717
Total interest receivable and other assets	$38,392	$43,718

10.          DEPOSITS

The Company’s deposits consisted of the following at the dates indicated:

	December 31,	December 31,
	2025	2024
Demand deposits (1)	$578,068	$688,996
NOW accounts	264,967	261,430
Savings	71,166	82,300
Money market	732,256	644,880
Time deposits	567,183	556,403
Total	$2,213,640	$2,234,009
(1) Noninterest bearing.

Included in time deposits above were no brokered deposits as of December 31, 2025, compared to $35.5 million of brokered deposits as of December 31, 2024.

At December 31, 2025, aggregate annual maturities of time deposits were as follows:

Year ending December 31,
2026	$471,233
2027	87,328
2028	6,022
2029	1,159
2030	1,441
Total	$567,183

Interest expense, net of early withdrawal penalty, recognized on interest bearing deposits at the dates indicated consisted of the following:

	December 31,	December 31,	December 31,
	2025	2024	2023
NOW accounts and savings	$330	$369	$426
Money market	15,883	15,300	10,238
Time deposits	20,606	20,470	13,376
Total	$36,819	$36,139	$24,040

11.          OTHER BORROWINGS

The Company has an approved secured borrowing facility with the FHLB for up to 25% of total assets for a term not to exceed five years under a blanket lien of certain types of loans. At both December 31, 2025 and December 31, 2024, the Company had no FHLB advances outstanding.

The Bank has been approved for discount window advances from the FRB of San Francisco secured by certain types of loans. At December 31, 2025 and December 31, 2024, we had the ability to borrow up to $49.3 million and $41.9 million, respectively, from the FRB of San Francisco. At both December 31, 2025 and December 31, 2024, we had no FRB of San Francisco advances outstanding.

The Company has Federal Funds lines with four correspondent banks. Cumulative available commitments totaled $65.0 million at both December 31, 2025 and December 31, 2024. There are no amounts outstanding under these facilities at December 31, 2025 and December 31, 2024.

12.          JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

The Company acquired the BFC Trust in the acquisition of BFC. The BFC Trust was formed in Delaware with capital of $93,000 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by BFC. The BFC Trust issued Floating Rate Capital Trust Pass-Through Securities (“BFC Trust Preferred Securities”), with a liquidation value of $1,000 per security, for gross proceeds of $3.1 million prior to the BFC acquisition and the liability was assumed in the acquisition. The entire proceeds of the issuance were invested by the BFC Trust in $3.1 million of Floating Rate Junior Subordinated Deferrable Interest Debentures issued by BFC, with identical maturities, repricing and payment terms as the BFC Trust Preferred Securities. The subordinated debentures have a variable interest rate based on the three months SOFR plus 2.75%, with quarterly repricing. The debentures are redeemable by the Company subject to prior approval from the Federal Reserve on any March 15, June 15, September 15, or December 15. The redemption price is par plus accrued and unpaid interest, except in the case of redemption under a special event, which is defined in the terms of the debentures. The BFC Trust Preferred Securities are subject to mandatory redemption to the extent of any early redemption of the subordinated debentures or upon the maturity of the subordinated debentures on June 17, 2034.

The Company acquired the FULB Trust in the acquisition of FULB. The FULB Trust was formed in Delaware with capital of $192,000 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by FULB. The FULB Trust issued 6,200 Floating Rate Capital Trust Pass-Through Securities (“FULB Trust Preferred Securities”), with a liquidation value of $1,000 per security, for gross proceeds of $6.2 million prior to the FULB acquisition and the liability was assumed in the acquisition. The entire proceeds of the issuance were invested by the FULB Trust in $6.4 million of Floating Rate Junior Subordinated Deferrable Interest Debentures issued by FULB, with identical maturities, repricing and payment terms as the FULB Trust Preferred Securities. The subordinated debentures have a variable interest rate based on the three months SOFR plus 2.5%, with quarterly repricing. The debentures are redeemable by the Company subject to prior approval from the Federal Reserve, on any March 15, June 15, September 15, or December 15. The redemption price is par plus accrued and unpaid interest, except in the case of redemption under a special event, which is defined in the terms of the debentures. The FULB Trust Preferred Securities are subject to mandatory redemption to the extent of any early redemption of the subordinated debentures or upon the maturity of the subordinated debentures on September 15, 2034.

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

The following is a summary of the contractual terms of the subordinated debentures due to the Grantor Trusts at the date indicated:

	December 31, 2025
Subordinated debenture	Gross	Fair value discount	Net	Interest rate	Effective rate
BFC Trust	$3,093	$(226)	$2,867	6.72%	8.05%
FULB Trust	6,392	(533)	5,859	6.48%	8.02%
Total	$9,485	$(759)	$8,726	6.56%	8.03%

	December 31, 2024
Subordinated debenture	Gross	Fair value discount	Net	Interest rate	Effective Rate
BFC Trust	$3,093	$(248)	$2,845	7.36%	9.07%
FULB Trust	6,392	(592)	5,800	7.12%	9.09%
Total	$9,485	$(840)	$8,645	7.20%	9.09%

13.          SUBORDINATED DEBT

On August 6, 2020, the Company issued and sold $65.0 million aggregate principal amount of 5.25% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “Notes”) at a public offering price equal to 100% of the aggregate principal amount of the Notes. The offering of the Notes closed on August 10, 2020. The Notes initially bore a fixed interest rate of 5.25% per year. Commencing on September 15, 2025, the interest rate on the Notes reset quarterly to the three-month Secured Overnight Financing rate (“SOFR”) plus a spread of 521 basis points (5.21%), payable quarterly in arrears. Interest on the Notes was payable semi-annually on March 15 and September 15 of each year through September 15, 2025 and quarterly thereafter on March 15, June 15, September 15 and December 15 of each year through the maturity date or early redemption date. The Company had the option to redeem the Notes, in whole or in part, on any interest payment date on or after September 15, 2025, without a premium. During the third quarter of 2025, the Company redeemed all outstanding Notes. As of December 31, 2025, the Company had no outstanding subordinated debt evidenced by the Notes, net of issuance costs, compared to $63.7 million, net of issuance costs, as of December 31, 2024.

14.          INCOME TAXES

Income tax expense for the years indicated consisted of the following:

	Year Ended December 31,
	2025	2024	2023

Current income tax expense:
Federal	$6,144	$4,697	$7,021
State	3,045	3,008	3,711
Total current tax expense	9,189	7,705	10,732
Deferred income tax expense (benefit):
Federal	(342)	709	(206)
State	(161)	92	207
Total deferred tax expense (benefit)	(503)	801	1
Total income tax expense	$8,686	$8,506	$10,733

Income tax expense resulted in effective tax rates that differed from the statutory federal income tax rate for the years indicated as follows (as reported under ASU 2023-09 on a prospective basis):

	December 31, 2025
	Amount	Rate%

Tax computed at the statutory federal rate	$6,850	21.00%
State income taxes, net of federal benefit (a)	2,278	7.00
Tax credits
Low income housing credits (b)	(179)	(0.50)
Nontaxable or nondeductible items
BOLI	(159)	(0.50)
Tax exempt interest, net	(84)	(0.30)
Other	61	0.20
Other adjustments	(81)	(0.30)
Total income tax expense	$8,686	26.60%

(a)   State taxes in California make up the majority (greater than 50%) of the tax effect in this category.

(b) Tax credits are net of associated investment impacts, such as proportional amortization and tax benefits of flow through losses.

Income tax expense resulted in effective tax rates that differed from the statutory federal income tax rate for the years indicated as follows (before adoption of ASU 2023-09):

	December 31, 2024		December 31, 2023
	Amount	Rate%	Amount	Rate%

Federal statutory tax rate	$6,745	21.00%	$8,013	21.00%
State statutory tax rate, net of federal effective tax rate	2,449	7.60	3,095	8.10
Tax exempt interest	(75)	(0.20)	(76)	(0.20)
BOLI	(151)	(0.50)	(140)	(0.40)
Other	(462)	(1.40)	(159)	(0.40)
Total income tax expense	$8,506	26.50%	$10,733	28.10%

The Company is subject to U.S. federal income tax as well as state income tax in multiple states, most notably in California, Colorado and New Mexico. Federal income tax returns for the years ended on or after December 31, 2022 are open to audit by the federal authorities and, with limited exception, state income tax returns for the years ended on or after December 31, 2021 are open to audit by state authorities.

Deferred tax assets included as a component of interest receivable and other assets in the consolidated balance sheets consisted of the following at the dates indicated:

	December 31,	December 31,
	2025	2024

Deferred tax assets
Net operating loss carryforward	$2,336	$2,776
Salary continuation plan	1,585	1,465
Allowance for credit losses	6,029	5,327
Stock based compensation	136	150
Lease liability	3,809	4,096
Unrealized loss on AFS securities	2,411	5,178
Unrealized loss on equity securities	1,623	1,496
Other	1,148	1,125
Total deferred tax assets	19,077	21,613
Deferred tax liabilities
Core deposit intangible	(487)	(767)
Depreciation	(16)	83
ROU assets	(3,531)	(3,811)
FHLB stock dividend	(239)	(571)
Partnership investments	(442)	(391)
Deferred loan costs and other	(1,410)	(940)
Total deferred tax liability	(6,125)	(6,397)
Deferred tax assets, net	$12,952	$15,216

The utilization of the net operating losses (“NOLs”) is subject to an annual limit pursuant to Section 382 of the Internal Revenue Code. The annual limitation for Federal and California Franchise Tax purposes is $1.1 million and if not fully utilized, the NOLs will begin to expire in 2028. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are expected to be deductible, management believes it is more likely than not that we will realize the benefit of the remaining deferred tax assets. Accordingly, no valuation allowance was established as of December 31, 2025 or 2024. At December 31, 2025, Federal, California and Colorado NOLs included in the deferred tax asset totaled $6.8 million, $9.6 million and $1.9 million, respectively.

During the years ended December 31, 2025, 2024 and 2023, the Company did not recognize any interest or penalties. The Company had no unrecognized tax benefits as of December 31, 2025 and 2024.

Cash paid for income taxes, net of refunds, were as follows:

Year ended
December 31, 2025
Federal	$5,550
State:
California	2,809
Other	153
State subtotal	2,962
Total income taxes paid, net of refunds received	$8,512

15.          COMMITMENTS AND CONTINGENCIES

Lending and Letter of Credit Commitments

In the normal course of business, the Company enters into various commitments to extend credit which are not reflected in the financial statements. These commitments consist of the undisbursed balance on personal and commercial lines of credit, including commercial real estate secured lines of credit, and of the undisbursed funds on construction and development loans. The Company also issues standby letter of credit commitments, primarily for the third-party performance obligations of clients.

The following table presents a summary of commitments described above as of the dates indicated:

	December 31,	December 31,
	2025	2024
Commitments to extend credit	$67,060	$72,737
Standby letters of credit	477	677
Total commitments	$67,537	$73,414

Commitments generally have fixed expiration dates or other termination clauses. The actual liquidity needs or credit risk that the Company will experience will be lower than the contractual amount of commitments to extend credit because a significant portion of these commitments are expected to expire without being drawn upon. The commitments are generally variable rate and include unfunded home equity lines of credit, commercial real estate construction loans whereby disbursement is made over the course of construction, commercial revolving lines of credit, and unsecured personal lines of credit. The Company’s outstanding loan commitments are made using the same underwriting standards as comparable outstanding loans. The reserve associated with these commitments included in interest payable and other liabilities on the consolidated balance sheets was $410,000 and $600,000 at December 31, 2025 and 2024, respectively.

Commercial Real Estate Concentrations

At December 31, 2025 and 2024, in management’s judgment, a concentration of loans existed in commercial real estate related loans. The Company’s commercial real estate loans are secured by owner-occupied and non-owner occupied commercial real estate and multifamily properties. Although management believes that loans within these concentrations have no more than the normal risk of collectability, a decline in the performance of the economy in general or a decline in real estate values in the Company’s primary market areas in particular could have an adverse impact on collectability.

Other Assets

The Company has commitments to fund investments in LIHTC partnerships and an SBIC fund. At December 31, 2025, the remaining commitments to the LIHTC partnerships and SBIC fund were approximately $4.7 million and $122,000, respectively. At December 31, 2024, the remaining commitment to the LIHTC partnerships and SBIC fund were $4.9 million and $122,000, respectively.

Deposits

At December 31, 2025, approximately $235.8 million, or 11.7%, of the Company’s deposits were derived from its top ten depositors. At December 31, 2024, approximately $304.5 million, or 13.6% of the Company’s deposits were derived from the top ten depositors.

Local Agency Deposits

In the normal course of business, the Company accepts deposits from local agencies. The Company is required to provide collateral for certain local agency deposits in the states of California, Colorado, New Mexico and Washington. As of December 31, 2025 and 2024, the FHLB issued letters of credit on behalf of the Company totaling $41.6 million and $41.1 million, respectively, as collateral for local agency deposits.

16.          EMPLOYEE BENEFIT PLANS

401(k) Plan

Effective January 1, 2005, the Company adopted a qualified 401(k) profit sharing plan (the “401(k) Plan”) that covers substantially all full-time employees. The 401(k) Plan permits voluntary contributions by participants and provides for voluntary matching contributions by the Company after 90 days of employment. For the years ended December 31, 2025, 2024 and 2023, the Company made contributions to the plan of $962,000, $921,000 and $964,000 respectively.

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

At December 31, 2025 and 2024, approximately $715,000 and $830,000, respectively, of the plan obligations related to plans acquired through prior acquisitions. The Company is not required to make any additional contributions to fund these acquired plans, as they are fully covered.

In 2025, Company recognized $489,000 of contribution expense related to the salary continuation plan in salaries and benefits in the consolidated statements of income, compared to no expense recognized in 2024 and 2023, as the applicable performance metrics were not met in those years.

17.          EQUITY INCENTIVE PLANS

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

Generally, awards under the 2024 Plan are subject to a minimum vesting period of one year (at least three years for full vesting for the chief executive officer), provided that awards for up to 5% of the maximum shares available under the 2024 Plan (for any participant other than the chief executive officer) may provide for a shorter vesting period. Subject to adjustment as provided in the 2024 Plan, the maximum number of shares of common stock available for issuance under the 2024 Plan is 500,000, and awards granted under the 2024 Plan to any one participant in any one calendar year are subject to the following limitations: (i) aggregate grants of stock options or stock appreciation rights to any one participant are subject to an annual limit of the lesser of 100,000 shares or $2.0 million in fair market value as of the date of grant; (ii) aggregate grants of restricted stock or restricted stock units to any one participant are subject to an annual limit of the lesser of 50,000 shares or $2.0 million in fair market value as of the date of grant; and (iii) aggregate grants of performance shares or performance units to any one participant are subject to an annual limit of the lesser of 50,000 shares or $2.0 million in fair market value as of the date of grant. In addition, subject to adjustment as provided in the 2024 Plan, the maximum aggregate number of shares that may be covered by awards granted under the 2024 Plan to any non-employee director in any one calendar year is 25,000 shares. As of December 31, 2025, a total of 464,178 shares were available for future issuance under the 2024 Plan.

2017 Omnibus Equity Incentive Plan

The Company’s shareholders approved the Company’s 2017 Omnibus Equity Incentive Plan (“2017 Plan”) in November 2017. The 2017 Plan provides for the awarding by the Company’s Board of Directors of equity incentive awards to employees and non-employee directors. An equity incentive award under the 2017 Plan may be an option, stock appreciation right, restricted stock units, stock award, other stock-based award or performance award. Factors considered by the Board in awarding equity incentives to employees include the performance of the Company, the employee’s job performance, the importance of his or her position, and his or her contribution to the organization’s goals for the award period. Generally, awards have a vesting period of one to five years. Subject to adjustment as provided in the 2017 Plan, a maximum of 450,000 shares of common stock may be delivered pursuant to awards granted under the plan. The 2017 Plan establishes annual restricted stock grant limits of 50,000 shares or a value of $2.0 million per officer or employee, and 25,000 shares per director. All unvested restricted stock awards vest in the event of a change in control of the Company. Restricted stock awards granted to non-employee directors generally vest one year from the date of grant. Awards granted to executive officers typically vest over three- or five-year periods, with initial vesting on the one-year anniversary of the grant date. As of December 31, 2025, no shares remained available for issuance under the 2017 Plan, as the approval of the 2024 Plan by shareholders terminated the ability to grant further awards under the 2017 Plan.

The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date. For the years ended December 31, 2025, 2024 and 2023, total compensation expense for these plans was $653,000, $588,000 and $726,000, respectively.

As of December 31, 2025, there was $1.1 million of total unrecognized compensation cost related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately four years.

The following table provides the restricted stock grant activity for the years indicated:

	2025		2024
		Weighted-average		Weighted-average
		grant date		grant date
	Shares	fair value	Shares	fair value
Non-vested at January 1,	74,346	$20.11	81,365	$18.27
Granted	31,081	26.77	33,760	22.49
Vested	(28,561)	19.82	(32,877)	18.08
Forfeited	(3,221)	24.98	(7,902)	19.72
Non-Vested, at December 31,	73,645	$22.82	74,346	$20.11

18.         REGULATORY MATTERS

Dividends

The Company’s ability to pay cash dividends is dependent on dividends or other capital distributions paid to it by the Bank and is limited by state corporation law. Generally, under California law, a California corporation may pay dividends to its shareholders if the corporation’s retained earnings equal at least the amount of the proposed distribution plus the preferential dividend arrears amount (if any) of the corporation, or if immediately after the distribution, the value of the corporation’s assets would equal or exceed its total liabilities plus the preferential dividend arrears amount (if any).

Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period or, with the approval of the DFPI, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. During both the year ended December 31, 2025 and the year ended December 31, 2024 the Bank paid $15.0 million of dividends to the Company.

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

Management reviews capital ratios on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet our anticipated future needs. As of December 31, 2025, the most recent regulatory notifications from the Federal Reserve categorized the Bank as “Well Capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would have changed the category.

The following is a summary of actual capital amounts and ratios as of the dates indicated, for the Company (assuming it was subject to regulatory capital requirements) and the Bank compared to the requirements for minimum capital adequacy and classification as Well Capitalized:

	As of December 31, 2025		As of December 31, 2024
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Leverage Ratio
BayCom Corp	$303,598	12.21%	$294,714	11.83%
Minimum requirement for "Well Capitalized"	124,277	5.00%	124,603	5.00%
Minimum regulatory requirement	99,421	4.00%	99,682	4.00%

United Business Bank	291,596	11.45%	342,614	13.42%
Minimum requirement for "Well Capitalized"	127,308	5.00%	127,671	5.00%
Minimum regulatory requirement	101,846	4.00%	102,137	4.00%

Common Equity Tier 1 Ratio
BayCom Corp	303,598	14.32%	294,714	14.41%
Minimum requirement for "Well Capitalized"	137,847	6.50%	132,932	6.50%
Minimum regulatory requirement	95,433	4.50%	88,200	4.50%

United Business Bank	291,596	13.84%	342,614	16.94%
Minimum requirement for "Well Capitalized"	136,946	6.50%	131,437	6.50%
Minimum regulatory requirement	94,809	4.50%	90,995	4.50%

Tier 1 Risk-Based Capital Ratio
BayCom Corp	313,083	14.76%	304,199	14.87%
Minimum requirement for "Well Capitalized"	169,658	8.00%	163,609	8.00%
Minimum regulatory requirement	127,243	6.00%	122,707	6.00%

United Business Bank	291,596	13.84%	342,614	16.94%
Minimum requirement for "Well Capitalized"	168,549	8.00%	161,768	8.00%
Minimum regulatory requirement	126,412	6.00%	121,326	6.00%

Total Risk-Based Capital Ratio
BayCom Corp	334,703	15.78%	387,384	18.94%
Minimum requirement for “Well Capitalized”	212,072	10.00%	204,511	10.00%
Minimum regulatory requirement	169,658	8.00%	163,609	8.00%

United Business Bank	313,216	14.87%	361,114	17.86%
Minimum requirement for "Well Capitalized"	210,686	10.00%	202,210	10.00%
Minimum regulatory requirement	168,549	8.00%	161,768	8.00%

In addition to the minimum CET1 capital, Tier 1 capital, leverage ratio and total capital ratios, the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.

19.          RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company may enter into transactions with related parties, including directors, shareholders, officers and their associates. These transactions are on substantially the same terms, including interest rates and collateral, as loans to unrelated parties and do not involve more than normal risk of collection.

The following is a summary of the aggregate loan activity involving related party borrowers for the dates and years indicated:

	December 31,	December 31,
	2025	2024
Beginning of the year	$18,328	$29,843
Disbursements	150	257
Amounts paid	(688)	(11,772)
End of year	$17,790	$18,328
Undisbursed commitments to related parties	$—	$150

At December 31, 2025 and 2024, the Company had depositor relationships with directors, officers and their associates which totaled approximately $8.9 million and $13.8 million, respectively.

20.          OTHER EXPENSES

For the years ended December 31, 2025, 2024 and 2023, other expenses consisted of the following:

	December 31,	December 31,	December 31,
	2025	2024	2023
Professional fees	$2,000	$2,436	$2,048
Core deposit premium amortization	948	1,223	1,286
Marketing and promotions	823	785	896
Stationery and supplies	292	302	328
Insurance (including FDIC premiums)	1,448	1,440	1,364
Communication and postage	1,013	1,042	927
Loan default related (recoveries) expense	(823)	382	402
Director fees and expenses	271	319	329
Bank service charges	67	65	66
Courier expense	647	748	751
Other	488	536	500
Total	$7,174	$9,278	$8,897

The Company expenses marketing and promotions costs as they are incurred. Advertising expense included in marketing and promotions totaled $37,000, $49,000 and $48,000 for the years ended December 31, 2025, 2024 and 2023, respectively.

21.          FAIR VALUE MEASUREMENTS

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

In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the lowest level of inputs that is significant to the measurement is used to determine the hierarchy level for the entire asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with our quarterly valuation process. There were no transfers between levels during 2025 and 2024.

The following assets are measured at fair value on a recurring basis at the dates indicated:

	Total Estimated	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
December 31, 2025
Municipal securities	$25,634	$—	$25,634	$—
Mortgage-backed securities	45,678	—	45,678	—
Collateralized mortgage obligations	44,144	—	44,144	—
SBA securities	2,748	—	2,748	—
ABS securities	1,671	—	1,671	—
Corporate bonds	59,833	—	59,833	—
Equity securities	12,554	12,554	—	—
Total	$192,262	$12,554	$179,708	$—

	Total Estimated	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
December 31, 2024
U.S. Government Agencies	$1,937	$—	$1,937	$—
Municipal securities	22,525	—	22,525	—
Mortgage-backed securities	47,483	—	47,483	—
Collateralized mortgage obligations	47,159	—	47,159	—
SBA securities	3,985	—	3,985	—
Corporate bonds	70,239	—	70,239	—
Equity securities	13,120	13,120	—	—
Total	$206,448	$13,120	$193,328	$—

The following assets are measured at fair value on a nonrecurring basis as of the dates indicated:

December 31, 2025	Total Estimated	Fair Value Measurements
Individually evaluated loans	Fair Value	Level 1	Level 2	Level 3

Commercial real estate	$4,493	$—	$—	$4,493
Total	$4,493	$—	$—	$4,493

December 31, 2024	Total Estimated	Fair Value Measurements
Individually evaluated loans	Fair Value	Level 1	Level 2	Level 3

Commercial real estate	$9,490	$—	$—	$9,490
Total	$9,490	$—	$—	$9,490

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

22.          FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Investment securities — The fair values of securities AFS are based on quoted market prices, where available. If quoted market prices are not available, fair values are estimated using quoted market prices for similar securities and indications of value provided by brokers.

Equity securities — The fair values of equity securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are estimated using quoted market prices for similar securities and indications of value provided by brokers.

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

Junior Subordinated Deferrable Interest Debentures — The fair value of junior subordinated deferrable interest debentures is determined based on rates and/or discounted cash flow analysis using interest rates offered in inactive markets for instruments of a similar maturity and structure resulting in a Level 3 classification. The debentures are carried at the current carrying value because the debentures regularly adjust to market rates.

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

The carrying amounts and fair values of the Company’s financial instruments at the dates indicated are presented below:

	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
December 31, 2025
Financial assets:
Cash and cash equivalents	$206,514	$206,514	$206,514	$—	$—
Investment securities AFS	179,708	179,708	—	179,708	—
Equity securities	12,554	12,554	12,554	—	—
Investment in FHLB and FRB Stock	19,246	19,246	—	19,246	—
Loans held for sale	1,316	1,316	—	1,316	—
Loans, net	2,045,126	2,020,591	—	—	2,020,591
Accrued interest receivable	8,344	8,344	—	8,344	—
Financial liabilities:
Deposits	2,213,640	2,221,521	—	2,221,521	—
Junior subordinated deferrable interest debentures, net	8,726	8,579	—	—	8,579
Accrued interest payable	1,831	1,831	—	1,831	—
Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	67,537	67,127	—	—	67,127

	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
December 31, 2024
Financial assets:
Cash and cash equivalents	$364,032	$364,032	$364,032	$—	$—
Time deposits in banks	249	249	249	—	—
Investment securities AFS	193,328	193,328	—	193,328	—
Equity securities	13,120	13,120	13,120	—	—
Investment in FHLB and FRB Stock	20,958	20,958	—	20,958	—
Loans held for sale	2,216	2,216	—	2,216	—
Loans, net	1,934,996	1,884,134	—	—	1,884,134
Accrued interest receivable	8,507	8,507	—	8,507	—
Financial liabilities:
Deposits	2,234,009	2,236,256	—	2,236,256	—
Junior subordinated deferrable interest debentures, net	8,645	8,527	—	—	8,527
Subordinated debt, net	63,736	63,736	—	63,736	—
Accrued interest payable	3,118	3,118	—	3,118	—
Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	73,414	72,814	—	—	72,814

23. SEGMENT INFORMATION

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

The following table presents the Company’s one operating segment for the periods indicated:

	For the Year Ended December 31,
	2025	2024	2023

Interest and dividend income	$135,389	$131,710	$126,337

Reconciliation of revenue:
Other revenues	6,086	6,377	6,977
Total consolidated revenue	141,475	138,087	133,314

Less:
Interest expense	40,935	40,569	28,463
Segment net interest income and noninterest income	100,540	97,518	104,851
Less:
Provision for credit losses	4,068	1,265	2,015
Salaries and employee benefits	40,223	38,906	41,001
Occupancy and equipment	8,591	8,675	8,158
Data processing	7,867	7,274	6,622
Other segment items	7,174	9,278	8,897
Provision for income taxes	8,686	8,506	10,733
Segment net income/consolidated net income	$23,931	$23,614	$27,425

Reconciliation of assets:
Total assets for reportable segment	$2,593,677	$2,664,508	$2,551,960
Other assets	—	—	—
Total consolidated assets	$2,593,677	$2,664,508	$2,551,960

24. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of its Annual Report on Form 10-K for the year ended December 31, 2025, and determined that no events have occurred that would require adjustments to the Company’s disclosures in the condensed consolidated financial statements.

25.          PARENT COMPANY ONLY

BAYCOM CORP

BALANCE SHEETS

December 31, 2025 and 2024

	2025	2024

ASSETS
Cash and due from banks	$7,547	$9,701
Equity securities	12,554	13,120
Investment in bank subsidiary	326,553	372,266
Interest receivable and other assets	4,054	4,520
Total assets	$350,708	$399,607
LIABILITIES AND SHAREHOLDERS' EQUITY
Junior subordinated deferrable interest debentures, net	$8,726	$8,645
Subordinated debt, net	—	63,736
Interest payable and other liabilities	3,428	2,860
Total liabilities	12,154	75,241
Shareholders' equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding at both December 31, 2025 and 2024	—	—
Common stock, no par value; 100,000,000 shares authorized; 10,887,681 and 11,121,475 shares issued and outstanding at December 31, 2025 and 2024, respectively	165,998	172,254
Additional paid in capital	287	287
Accumulated other comprehensive loss, net of tax	(6,634)	(13,006)
Retained earnings	178,903	164,831
Total shareholders' equity	338,554	324,366
Total liabilities and shareholders' equity	$350,708	$399,607

BAYCOM CORP

STATEMENTS OF INCOME

For the years ended December 31, 2025, 2024 and 2023

	2025	2024	2023

Income:
Interest income	$1,018	$986	$1,019
(Loss) gain on equity securities	(230)	463	(1,141)
Earnings from bank subsidiary	11,617	11,317	(8,811)
Dividends from bank subsidiary	15,000	15,000	40,000
Dividends from statutory trusts	17	21	19
Total income	27,422	27,787	31,086
Expense:
Subordinated debt	3,354	3,567	3,582
Junior subordinated deferrable interest debentures, net	762	863	830
Total Interest expense	4,116	4,430	4,412
Noninterest expense	568	543	714
Total expense	4,684	4,973	5,126
Income before provision for income taxes	22,738	22,814	25,960
Income tax benefit	(1,193)	(800)	(1,465)
Net income	$23,931	$23,614	$27,425

BAYCOM CORP

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2025, 2024 and 2023

	2025	2024	2023

Cash flows from operating activities:
Net income	$23,931	$23,614	$27,425
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from bank subsidiary	(26,953)	(26,317)	(31,189)
Dividend from bank subsidiary	15,000	15,000	40,000
Income tax benefit	(1,193)	(800)	(1,465)
Accretion of premiums/discounts on equity securities	—	(72)	31
Loss (gain) on equity securities	230	(463)	1,141
Accretion/amortization on junior subordinated debentures	1,030	80	81
Gain on repayment of subordinated debt, net	—	(34)	—
Stock-based compensation expense	653	588	726
Increase (decrease) in deferred tax asset	663	(149)	329
Net change in interest receivable and other assets	1,298	(680)	1,314
Net change in interest payable and other liabilities	(2,691)	(1,103)	(723)
Net cash provided by operating activities	11,968	9,664	37,670
Cash flows from investing activities:
Capital redemption (contribution) to subsidiary	63,736	(63)	(719)
Proceeds from the maturities, repayments, and calls of investment securities	336	—	—
Net cash provided by (used in) investing activities	64,072	(63)	(719)
Cash flows from financing activities:
Repayment of subordinated debt, net	(64,685)	(315)	—
Repurchase of common stock	(6,909)	(9,247)	(24,114)
Cash dividends paid on common stock	(6,600)	(3,375)	(3,637)
Net cash used in financing activities	(78,194)	(12,937)	(27,751)
(Decrease) increase in cash and cash equivalents	(2,154)	(3,336)	9,200
Cash and cash equivalents at beginning of period	9,701	13,037	3,837
Cash and cash equivalents at end of period	$7,547	$9,701	$13,037

Supplemental disclosure of cash flow information:
Non-cash investing activities:
Change in unrealized gain (loss) on securities AFS, net of tax	6,372	1,586	(3,031)
Cash dividends declared on common stock not yet paid	(3,259)	(1,669)	(1,158)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9(A). Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures:

An evaluation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), was conducted as of December 31, 2025 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that based on their evaluation at December 31, 2025, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

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

As of December 31, 2025, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2025.

Baker Tilly US, LLP, the independent registered public accounting firm that audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K, has also issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, is included in the “Report of Independent Registered Public Accounting Firm” contained under “Item 8 – Financial Statements and Supplementary Data” of this Form 10-K.

(c)   Changes in Internal Controls over Financial Reporting

There were no changes made to our internal control over financial reporting that occurred during the three months ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(a)	Nothing to report.
(b)	During the quarter ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Audit Committee Matters and Audit Committee Financial Expert. The Board of Directors of BayCom has a standing Audit Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee operates under a formal written charter adopted by the Board of Directors. The members of that committee currently consist of Directors Kendall, Chaudhary (Chair), Guida, Laverne and Magid, each of whom was considered independent under Nasdaq listing standards. The Board of Directors has determined that Mr. Chaudhary is an “audit committee financial expert” as defined in applicable SEC rules. All members of the Audit Committee (i) are independent as defined under Rule 5605(a)(2) of the Nasdaq Marketplace Rules; (ii) meet the criteria for independence set forth in SEC Rule 10A-3(b)(1); (iii) have not participated in the preparation of the financial statements of the Company or any of its current subsidiaries at any time during the past three years; and (iv) are able to read and understand fundamental financial statements, including our balance sheet, income statement, and cash flow statement.

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

The following table sets forth information as of December 31, 2025 with respect to the Company’s equity compensation plans, all of which were approved by the Company’s shareholders:

Number of securities
	Number of securities to	Weighted-average	remaining available for
	be issued upon exercise	exercise price of	future issuance under
	of outstanding options,	outstanding options,	equity compensation
Plan category	warrants, and rights	warrants, and rights	plans (1)

Equity compensation plans approved by security holders	—	$—	464,178
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	464,178
(1)	All of the shares reported are available for future issuance other than upon the exercise of an option, warrant, or right.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Form 10-K:
(1)	Financial Statements: The Consolidated Financial Statements are included in Part II. “Item. 8 Financial Statements and Supplementary Data”.
(2)	Financial Statements Schedules: All schedules are omitted because they are not required or applicable, or the required information is shown in the Consolidated Financial Statements or Notes.
(3)	Exhibits: Included in schedule below.

Exhibit Number	Description

3.1	Articles of Incorporation of BayCom Corp(1)

3.2	Amended and Restated Bylaws of BayCom Corp(2)

4.1	Form of common stock certificate of BayCom Corp(1)

4.2	Description of BayCom Corp’s Securities(3)

4.3	Indenture, date August 6, 2020, between BayCom Corp and Wilmington Trust, National Association, as Trustee(4)

4.4	First Supplemental Indenture, dated August 6, 2020, between BayCom Corp and Wilmington Trust, National Association, as Trustee(4)

4.5	Form of 5.25% Fixed-to-Floating Rate Subordinated Note due 2030 (included in Exhibit 4.2)(4)

10.1+	Amended and Restated Employment Agreement, dated March 5, 2021, among BayCom Corp, United Business Bank and George Guarini⁽⁵⁾

10.2+	Amendment No. 1 dated January 17, 2024 to the Amended and Restated Employment Agreement, dated March 5, 2021, by among BayCom Corp, United Business Bank and George Guarini(6)

10.3+	Amended and Restated Employment Agreement, dated March 5, 2021, among BayCom Corp, United Business Bank and Janet King⁽⁵⁾

10.4+	Amendment No. 1 dated January 17, 2024 to the Amended and Restated Employment Agreement, dated March 5, 2021, by among BayCom Corp, United Business Bank and Janet King(6)

10.5+	Amended and Restated Employment Agreement, dated March 5, 2021, among BayCom Corp, United Business Bank and Keary Colwell⁽⁵⁾

10.6+	Amendment No. 1 to the Amended and Restated Employment Agreement, dated January 19, 2024, among BayCom Corp, United Business Bank and Keary Colwell(6)

10.7+	Amended and Restated Executive Supplemental Compensation Agreement, dated February 20, 2018, between United Business Bank and George J. Guarini(7)

10.8+	Amended and Restated Executive Supplemental Compensation Agreement, dated February 20, 2018, between United Business Bank and Janet King(1)

10.9+	Amended and Restated Executive Supplemental Compensation Agreement, dated February 20, 2018, between United Business Bank and Keary Colwell.(1)

10.10+	Amended and Restated Joint Beneficiary Agreement between United Business Bank and George Guarini(1)

10.11+	Amendment No. 1 to Amended and Restated Joint Beneficiary Agreement by and between United Business Bank and George J. Guarini, Dated June 20, 2023⁽⁷⁾

10.12+	BayCom Corp Amended and Restated 2017 Omnibus Equity Incentive Plan(1)

10.13+	Form of Restricted Stock Award Agreement under the BayCom Corp Amended and Restated 2017 Omnibus Equity Incentive Plan(1)

10.14+	Form of Non-Qualified Stock Option Agreement under the BayCom Corp Amended and Restated 2017 Omnibus Equity Incentive Plan(1)

10.15+	Form of Incentive Stock Option Agreement under the BayCom Corp Amended and Restated 2017 Omnibus Equity Incentive Plan(1)

10.16+	Form of Restricted Stock Unit Agreement under the BayCom Corp Amended and Restated 2017 Omnibus Equity Incentive Plan(1)

10.17+	Joint Beneficiary Agreement between United Business Bank and Janet King(1)

10.18+	Amendment No. 1 to Joint Beneficiary Agreement by and between United Business Bank and Janet King, dated June 20, 2023⁽⁷⁾

10.19+	Joint Beneficiary Agreement between United Business Bank and Keary Colwell(1)

10.20+	Amendment No. 1 to Joint Beneficiary Agreement by and between United Business Bank and Keary Colwell, dated June 20, 2023(7)

10.21+	Joint Beneficiary Agreement between United Business Bank and Mery Therese Curley⁽⁸⁾

10.22+	Summary of Annual Incentive Bonus program(9)

10.23	Form of Change in Control Agreement by and between United Business Bank and each of Harrison Lee, Isabella Mitchell and Mary Therese Curley

14	Code of Business Conduct and Ethics(10)

19	Insider trading policies and procedures(11)

21	Subsidiaries of the Registrant(12)

23.1	Consent of Baker Tilly US, LLP

24	Power of Attorney (set forth on signature page).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Policy relating to Recovery of Erroneously Awarded Compensation(13)

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Shareholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

+Indicates management contract or compensatory plan or arrangement.

(1)	Incorporated herein by reference to the Registration Statement on Form S-1 filed on April 11, 2018 (File No. 333-224236).
(2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2020 (File No. 001-38483).
(3)	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-38433).
(4)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on August 10, 2020 (File No. 001-38483).
(5)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2021 (File No. 001-38483).
(6)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on January 19, 2024 (File No. 001-38483).
(7)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on June 23, 2023 (File No. 001-38483).
(8)	Incorporated herein by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the ended June 30, 2018, filed on August 14, 2018 (File No. 001-38433).

(9)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the ended March 31, 2021, filed on May 13, 2021 (File No. 001-38433).
(10)	Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.unitedbusinessbank.com in the section titled About Us — Investor Information.
(11)	Incorporated herein by reference to Exhibit 19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-38433).
(12)	Incorporated herein by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-38433).

(13)	Incorporated herein by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-38483).

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAYCOM CORP
Date:	March 16, 2026	By:	/s/ George J. Guarini
George J. Guarini
President and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of George J. Guarini and Keary L. Colwell his or her true and lawful attorney- in-fact and agent, with full power of substitution and re-substitution, for him/her and in his/her name, place and stead, in any and all capacities, to sign any amendment to BayCom Corp’s Annual Report on Form 10-K for the year ended December 31, 2025, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming said attorney-in-fact and agent or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ George J. Guarini	Date:	March 16, 2026
George J. Guarini, President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Lloyd W. Kendall	Date:	March 16, 2026
Lloyd W. Kendall, Chairman of the Board and Director

/s/ Harpreet S. Chaudhary	Date:	March 16, 2026
Harpreet S. Chaudhary, Director

/s/ Robert G. Laverne	Date:	March 16, 2026
Robert G. Laverne, MD, Director

/s/ Syvia L. Magid	Date:	March 16, 2026
Syvia L. Magid, Director

/s/ Bhupen B. Amin	Date:	March 16, 2026
Bhupen B. Amin, Director

/s/ Dennis Guida	Date:	March 16, 2026
Dennis Guida, Director

/s/ Janet L. King	Date:	March 16, 2026
Janet L. King, Senior Executive Vice President, Chief Operating Officer and Director

/s/ Keary L. Colwell	Date:	March 16, 2026
Keary L. Colwell, Senior Executive Vice President, Chief Financial
Officer, Chief Administrative Officer, Secretary and Director (Principal Financial and Accounting Officer)