Form 10-Q
period 2026-03-31
BayCom Corp
filed 2026-05-11
CIK 1730984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 6, 2026, there were 10,909,317 shares of the registrant’s common stock outstanding.

BAYCOM CORP

QUARTERLY REPORT ON FORM 10-Q

In this document, “BayCom” refers to BayCom Corp, the “Bank” refers to United Business Bank, BayCom’s wholly-owned subsidiary, and the “Company,” “we,” “us,” and “our” refer to BayCom and the Bank collectively, unless the context otherwise requires.

BAYCOM CORP

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

(unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
Cash due from banks	$18,561	$26,785
Federal funds sold and interest-bearing balances in banks	287,343	179,729
Cash and cash equivalents	305,904	206,514
Investment securities available-for-sale ("AFS"), at fair value, net of allowance for credit losses of $0 at both March 31, 2026 and December 31, 2025	189,432	179,708
Equity securities, at fair value	12,613	12,554
Federal Home Loan Bank ("FHLB") stock, at par	11,524	11,524
Federal Reserve Bank ("FRB") stock, at par	7,727	7,722
Loans held for sale	125	1,316
Loans, net of allowance for credit losses of $20,600 at March 31, 2026 and $21,210 at December 31, 2025	1,990,682	2,045,126
Premises and equipment, net	13,036	13,220
Core deposit intangible, net	1,631	1,745
Cash surrender value of bank owned life insurance ("BOLI") policies, net	24,547	24,353
Right-of-use assets ("ROU"), net	13,590	12,665
Goodwill	38,838	38,838
Interest receivable and other assets	38,887	38,392
Total assets	$2,648,536	$2,593,677

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest and interest bearing deposits	$2,265,390	$2,213,640
Junior subordinated deferrable interest debentures, net	5,874	8,726
Subordinated debt, net	—	—
Salary continuation plan	5,274	5,122
Lease liabilities	14,568	13,659
Interest payable and other liabilities	13,442	13,976
Total liabilities	2,304,548	2,255,123
Commitments and contingencies (Note 17)

Shareholders' equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding at both March 31, 2026 and December 31, 2025	—	—
Common stock, no par value; 100,000,000 shares authorized; 10,909,317 and 10,887,681 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	166,186	165,998
Additional paid in capital	287	287
Accumulated other comprehensive loss, net of tax	(6,294)	(6,634)
Retained earnings	183,809	178,903
Total shareholders’ equity	343,988	338,554
Total liabilities and shareholders’ equity	$2,648,536	$2,593,677

See Notes to Condensed Consolidated Financial Statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for share and per share data)

(unaudited)

	Three months ended
	March 31,
	2026	2025

Interest income:
Loans, including fees	$29,578	$27,149
Investment securities	2,132	2,454
Fed funds sold and interest-bearing balances in banks	2,136	2,649
FHLB dividends	584	249
FRB dividends	120	145
Total interest and dividend income	34,550	32,646
Interest expense:
Deposits	8,964	8,683
Subordinated debt	—	891
Junior subordinated deferrable interest debentures	390	192
Total interest expense	9,354	9,766
Net interest income	25,196	22,880
(Reversal of) provision for credit losses	(670)	642
Net interest income after (reversal of) provision for credit losses	25,866	22,238
Noninterest income:
Gain on sale of loans	123	198
Gain (loss) on equity securities	58	(255)
Service charges and other fees	741	945
Loan servicing and other loan fees	287	389
Gain (loss) on investment in Small Business Investment Company (“SBIC”) fund	85	(109)
Other income and fees	251	272
Total noninterest income	1,545	1,440
Noninterest expense:
Salaries and employee benefits	10,849	9,935
Occupancy and equipment	2,127	2,136
Data processing	2,038	1,853
Other expense	1,492	2,065
Total noninterest expense	16,506	15,989
Income before provision for income taxes	10,905	7,689
Provision for income taxes	2,725	1,987
Net income	$8,180	$5,702
Earnings per common share:
Basic earnings per common share	$0.75	$0.51
Weighted average common shares outstanding	10,909,077	11,136,058

Diluted earnings per common share	$0.75	$0.51
Weighted average common shares outstanding	10,909,077	11,136,058

See Notes to Condensed Consolidated Financial Statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three months ended
	March 31,
	2026	2025

Net income	$8,180	$5,702
Other comprehensive income:
Change in unrealized gain on AFS securities	318	2,928
Deferred tax benefit (expense)	22	(833)
Other comprehensive income, net of tax	340	2,095
Total comprehensive income	$8,520	$7,797

See Notes to Condensed Consolidated Financial Statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except for share and per share data)

(unaudited)

				Accumulated
		Common	Additional	Other		Total
	Number of	Stock	Paid in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Capital	Income/(Loss)	Earnings	Equity
Three months ended March 31, 2026
Balance, December 31, 2025	10,887,681	$165,998	$287	$(6,634)	$178,903	$338,554
Net income					8,180	8,180
Other comprehensive income, net				340		340
Restricted stock granted	21,636					—
Cash dividends of $0.30 per share					(3,274)	(3,274)
Stock based compensation		188				188
Balance, March 31, 2026	10,909,317	$166,186	$287	$(6,294)	$183,809	$343,988

Three months ended March 31, 2025
Balance, December 31, 2024	11,121,475	$172,254	$287	$(13,006)	$164,831	$324,366
Net income					5,702	5,702
Other comprehensive income, net				2,095		2,095
Restricted stock granted	22,221					—
Forfeiture of restricted stock grants	(3,221)					—
Cash dividends of $0.15 per share					(1,671)	(1,671)
Stock based compensation		151				151
Repurchase of shares	(50,793)	(1,306)				(1,306)
Balance, March 31, 2025	11,089,682	$171,099	$287	$(10,911)	$168,862	$329,337

See Notes to Condensed Consolidated Financial Statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three months ended
	March 31,
	2026	2025

Cash flows from operating activities:
Net income	$8,180	$5,702
Adjustments to reconcile net income to net cash provided by operating activities:
(Reversal of) provision for credit losses	(670)	642
Deferred tax expense	3,084	801
(Accretion) amortization on acquired loans	(562)	103
Gain on sale of loans	(123)	(198)
Proceeds from sale of loans originated for sale	1,637	3,738
Loans originated for sale	(1,502)	(2,804)
Amortization on junior subordinated debentures	241	20
Increase in cash surrender value of life insurance policies	(194)	(186)
Amortization/accretion of premiums/discounts on investment securities, net	18	28
(Gain) loss on equity securities	(58)	255
Depreciation and amortization	486	470
Core deposit intangible amortization	114	263
Stock based compensation expense	188	151
Increase (decrease) in deferred loan origination fees, net	116	(174)
Net change in interest receivable and other assets	(2,675)	941
Increase (decrease) in salary continuation plan, net	152	(13)
Net change in interest payable and other liabilities	(1,439)	(459)
Net cash provided by operating activities	6,993	9,280
Cash flows from investing activities:
Proceeds from maturities of interest bearing deposits in banks	—	249
Purchase of investment securities AFS	(19,706)	—
Proceeds from maturities, repayments and calls of investment securities AFS	10,282	3,828
Purchase of FRB stock	(5)	(3)
Proceeds from sale of loans held for investment	919	—
Purchase of loans	(3,169)	(7,550)
Decrease (increase) in loans, net	58,989	(4,990)
Purchase of equipment and leasehold improvements, net	(302)	(143)
Net cash provided by (used in) investing activities	47,008	(8,609)

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(In thousands)

(unaudited)

	Three months ended
	March 31,
	2026	2025

Cash flows from financing activities:
Increase (decrease) in noninterest and interest bearing deposits in banks, net	31,811	(74,169)
Increase (decrease) in time deposits, net	19,939	(31,010)
Repayment of junior subordinated debentures	(3,093)	—
Repurchase of common stock	—	(1,306)
Dividends paid on common stock	(3,267)	(1,669)
Net cash provided by (used in) financing activities	45,390	(108,154)
Increase (decrease) in cash and cash equivalents	99,391	(107,483)
Cash and cash equivalents at beginning of period	206,514	364,032
Cash and cash equivalents at end of period	$305,905	$256,549

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$9,117	$10,555
Income taxes paid, net	—	—

Non-cash investing and financing activities:
Change in unrealized gain on AFS securities, net of tax	$340	$2,095
Transfer of loans to held-for-sale	125	276
Recognition of ROU assets in exchange for lease obligations	1,746	1,469
Cash dividends declared on common stock not yet paid	(3,274)	(1,671)

See Notes to Condensed Consolidated Financial Statements.

NOTE 1 – BASIS OF PRESENTATION

BayCom Corp (the “Company”) is a bank holding company headquartered in Walnut Creek, California. United Business Bank (the “Bank”), the Company’s wholly owned banking subsidiary, is a California state-chartered bank which provides a broad range of financial services primarily to local small and mid-sized businesses, service professionals and individuals. In its 22 years of operation, the Bank has grown to 34 full-service banking branches at March 31, 2026, with 16 locations in California, one in Nevada, one in Washington, five in New Mexico and 11 in Colorado. The condensed consolidated financial statements include the accounts of the Company and the Bank.

All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements include all adjustments of a normal and recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. Dollar amounts presented in the consolidated financial statements and footnote tables are rounded and presented to the nearest thousands of dollars except per share amounts. If the amounts are above $1.0 million, they are rounded to one decimal point, and if they are above $1.0 billion, they are rounded to two decimal points.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in annual financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Results of operations for interim periods are not necessarily indicative of results for the full year. Certain prior year information has been reclassified to conform to the current year presentation. None of the reclassifications impacted consolidated net income, earnings per share or shareholders’ equity.

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

Purchased Loans – Financial Instruments Credit losses (Topic 326) – In November 2025, the FASB issued ASU 2025-08 to improve the accounting for certain acquired loans, specifically purchased seasoned loans (“PSLs”). The amendments expand the application of the gross-up approach to qualifying purchased loans acquired without significant credit deterioration. Under the amendments, an allowance for credit losses is recorded at acquisition with a corresponding adjustment to the loan’s amortized cost basis, eliminating the recognition of a Day 1 credit loss expense for such loans. The amendments are effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

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

NOTE 3 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of securities AFS at the dates indicated are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
March 31, 2026
Municipal securities	$25,991	$96	$(1,022)	$25,065
Mortgage-backed securities	60,957	236	(2,649)	58,544
Collateralized mortgage obligations	44,136	150	(1,383)	42,903
SBA securities	2,605	9	(37)	2,577
ABS securities	1,616	—	(12)	1,604
Corporate bonds	62,853	16	(4,130)	58,739
Total	$198,158	$507	$(9,233)	$189,432

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
December 31, 2025
Municipal securities	$26,278	$159	$(803)	$25,634
Mortgage-backed securities	47,908	366	(2,596)	45,678
Collateralized mortgage obligations	45,263	214	(1,333)	44,144
SBA securities	2,779	7	(38)	2,748
ABS securities	1,677	—	(6)	1,671
Corporate bonds	64,848	74	(5,089)	59,833
Total	$188,753	$820	$(9,865)	$179,708

No allowances for credit losses have been recognized on investment debt securities AFS in an unrealized loss position at both March 31, 2026 and December 31, 2025.

Amortized cost and fair values exclude accrued interest receivable of $1.3 million at both March 31, 2026 and December 31, 2025, which is included in interest receivable and other assets in the condensed consolidated balance sheets.

During the three months ended March 31, 2026 and the three months ended March 31, 2025, the Company sold no securities AFS.

The amortized cost and estimated fair value of securities AFS at the dates indicated by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2026		December 31, 2025
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value

Securities AFS
Due in one year or less	$5,398	$5,109	$5,417	$4,819
Due after one through five years	17,917	16,903	20,602	19,600
Due after five years through ten years	75,615	70,776	75,478	70,038
Due after ten years	99,228	96,644	87,256	85,251
Total	$198,158	$189,432	$188,753	$179,708

At both March 31, 2026 and December 31, 2025, there were no securities pledged.

The estimated fair value and gross unrealized losses for securities AFS aggregated by the length of time that individual securities have been in a continuous unrealized loss position at the dates indicated are as follows:

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
March 31, 2026
Municipal securities	$4,450	$(166)	$12,216	$(856)	$16,666	$(1,022)
Mortgage-backed securities	13,086	(138)	20,776	(2,511)	33,862	(2,649)
Collateralized mortgage obligations	14,372	(58)	17,584	(1,325)	31,956	(1,383)
SBA securities	—	—	1,355	(37)	1,355	(37)
ABS securities	—	—	1,604	(12)	1,604	(12)
Corporate bonds	2,970	(30)	53,400	(4,100)	56,370	(4,130)
Total	$34,878	$(392)	$106,935	$(8,841)	$141,813	$(9,233)

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
December 31, 2025
Municipal securities	$3,011	$(19)	$12,314	$(784)	$15,325	$(803)
Mortgage-backed securities	4,481	(29)	21,412	(2,567)	25,893	(2,596)
Collateralized mortgage obligations	3,720	(35)	20,913	(1,298)	24,633	(1,333)
SBA securities	445	—	1,509	(38)	1,954	(38)
ABS securities	883	(3)	788	(3)	1,671	(6)
Corporate bonds	987	(13)	57,424	(5,076)	58,411	(5,089)
Total	$13,527	$(99)	$114,360	$(9,766)	$127,887	$(9,865)

At March 31, 2026, the Company held 318 securities AFS, of which 158 were in an unrealized loss position for more than twelve months and 46 were in an unrealized loss position for less than twelve months. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

Allowance for credit losses on investment debt securities available-for-sale

Investment debt securities that were in an unrealized loss position as of March 31, 2026 were evaluated to determine whether the decline in fair value below the amortized cost basis resulted from a credit loss or changes in required yields by investors in these types of securities, among other factors. This assessment first includes a determination of whether the Company intends to sell the security, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses. In making this assessment, management considers the nature of the security and any related government guarantees, any changes to the rating of the security by a rating agency, creditworthiness of the issuers/guarantors, the underlying collateral, the financial conditions and prospects of the issuer, and any adverse conditions specifically related to the security, among other factors.

As of March 31, 2026, the Company expects to recover the amortized cost basis of its securities. The Company has no present intent to sell any investment securities with unrealized losses, and it is not more likely than not that the Company will be required to sell securities with unrealized losses before recovery of their amortized cost. The decline in fair value is largely attributed to changes in interest rates and other market conditions. The issuers of these securities continue to make timely principal and interest payments. No allowances for credit losses have been recognized on investment debt securities AFS in an unrealized loss position, as management does not believe any of the securities are impaired due to reasons of credit quality at March 31, 2026.

Equity Securities

The Company recognized a net gain on equity securities of $58,000 and a net loss of $255,000 for the three months ended March 31, 2026 and 2025, respectively. Equity securities were $12.6 million as of both March 31, 2026 and December 31, 2025.

NOTE 4 – LOANS

The Company’s loan portfolio at the dates indicated is summarized below:

	March 31,	December 31,
	2026	2025
Commercial and industrial	$167,311	$175,409
Construction and land	10,137	8,958
Commercial real estate	1,720,539	1,766,964
Residential	111,475	113,186
Consumer	1,292	1,175
Total loans	2,010,754	2,065,692
Net deferred loan costs	528	644
Allowance for credit losses	(20,600)	(21,210)
Net loans	$1,990,682	$2,045,126

Net loans exclude accrued interest receivable of $6.4 million and $6.6 million at March 31, 2026 and December 31, 2025, respectively, which is included in interest receivable and other assets in the condensed consolidated balance sheets.

The Company’s total individually evaluated loans, including collateral dependent loans, nonaccrual loans, modified loans to borrowers experiencing financial difficulty, and accreting purchase credit deteriorated (“PCD”) loans that have experienced post-acquisition declines in cash flows expected to be collected are summarized as follows:

	Commercial	Construction	Commercial
	and industrial	and land	real estate	Residential	Consumer	Total
March 31, 2026
Recorded investment in loans individually evaluated:
With no specific allowance recorded	$—	$—	$10,054	$685	$—	$10,739
With a specific allowance recorded	—	—	4,404	—	—	4,404
Total recorded investment in loans individually evaluated	$—	$—	$14,458	$685	$—	$15,143
Specific allowance on loans individually evaluated	$—	$—	$1,346	$—	$—	$1,346

December 31, 2025
Recorded investment in loans individually evaluated:
With no specific allowance recorded	$—	$—	$9,680	$711	$—	$10,391
With a specific allowance recorded	—	—	4,472	—	—	4,472
Total recorded investment in loans individually evaluated	$—	$—	$14,152	$711	$—	$14,863
Specific allowance on loans individually evaluated	$—	$—	$1,428	$—	$—	$1,428

The recorded investment in individually evaluated loans on nonaccrual were $15.1 million and $13.4 million at March 31, 2026 and December 31, 2025, respectively.

The Company may modify the contractual terms of a loan to a borrower experiencing financial difficulty as a part of ongoing loss mitigation strategies. These modifications may result in an interest rate reduction, term extension, an other-than-insignificant payment delay, or a combination thereof. The Company typically does not offer principal forgiveness.  An assessment of whether a borrower is experiencing financial difficulty is made on the date of modification.  The effect of most modifications made for borrowers experiencing financial difficulty is already included in the allowance for credit losses on loans because of the measurement methodologies used to estimate the allowance.

During the three months ended March 31, 2026 and 2025, there were no modifications of loans to borrowers experiencing financial difficulty.

A summary of previously modified loans to borrowers experiencing financial difficulty by type of concession and type of loan, as of the dates indicated, is set forth below:

	Number of	Rate	Term	Rate & term		% of Total
	loans	modification	modification	modification	Total	loans outstanding
March 31, 2026
Commercial and industrial	—	$—	$—	$—	$—	—%
Construction and land	—	—	—	—	—	—%
Commercial real estate	1	—	542	—	542	0.03%
Residential	1	—	685	—	685	0.61%
Consumer	—	—	—	—	—	—%
Total	2	$—	$1,227	$—	$1,227	0.06%

	Number of	Rate	Term	Rate & term		% of Total
	loans	modification	modification	modification	Total	loans outstanding
December 31, 2025
Commercial and industrial	1	$—	$73	$—	$73	0.04%
Construction and land	—	—	—	—	—	—%
Commercial real estate	1	—	554	—	554	0.03%
Residential	1	—	711	—	711	0.63%
Consumer	—	—	—	—	—	—%
Total	3	$—	$1,338	$—	$1,338	0.06%

For the three months ended March 31, 2026 and 2025, the Company recorded no charge-offs for modified loans to borrowers experiencing financial difficulty.

At both March 31, 2026 and December 31, 2025, individually evaluated modified loans to borrowers experiencing financial difficulty had no related allowance. At both dates, none of the modified loans to borrowers experiencing financial difficulty were performing in accordance with their modified terms. All accruing modified loans to borrowers experiencing financial difficulty, if any, are included in the loans individually evaluated in the calculation of the allowance for credit losses.

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

Some characteristics of Substandard loans are:

●	Inability to service debt from ordinary and recurring cash flow;
●	Chronic delinquency;
●	Reliance upon alternative sources of repayment;
●	Term loans that are granted on liberal terms because the borrower cannot service normal payments for that type of debt;
●	Repayment dependent upon the liquidation of collateral;
●	Inability to perform as agreed, but adequately protected by collateral;
●	Necessity to renegotiate payments to a non-standard level to ensure performance; and
●	The borrower is in bankruptcy, or for any other reason, future repayment is dependent on court action.

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

Revolving loans that are converted to term loans are treated as new originations in the tables below and are presented by year of initial origination. During the three months ended March 31, 2026, and the year ended December 31, 2025, $37,000 and none, respectively, of the Company’s revolving loans were converted to term loans.

The following tables present the internally assigned risk grade by class of loans at the dates indicated:

							Revolving
	Term loans - amortized cost by origination year						loans
	2026	2025	2024	2023	2022	Prior	amortized cost	Total
March 31, 2026
Commercial and industrial:
Pass	$5,492	$30,407	$44,472	$13,148	$15,660	$34,233	$23,070	$166,482
Special mention	—	—	—	—	—	236	—	236
Substandard	—	—	—	152	—	402	39	593
Total commercial and industrial	$5,492	$30,407	$44,472	$13,300	$15,660	$34,871	$23,109	$167,311
YTD gross charge-offs	$—	—	—	—	—	—	—	$—
Construction and land:
Pass	$—	$340	$9,500	—	—	297	—	$10,137
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total construction and land	$—	$340	$9,500	$—	$—	$297	$—	$10,137
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Pass	$29,067	$317,885	$168,130	67,689	305,713	695,350	4,133	$1,587,967
Special mention	—	—	8,566	—	30,473	51,187	—	90,226
Substandard	—	—	—	—	6,700	35,646	—	42,346
Total commercial real estate	$29,067	$317,885	$176,696	$67,689	$342,886	$782,183	$4,133	$1,720,539
YTD gross charge-offs	$—	—	—	—	—	16	—	$16
Residential:
Pass	$3,353	$47,620	$18,563	—	—	36,146	4,894	$110,576
Special mention	—	—	—	—	—	41	10	51
Substandard	—	—	—	—	—	784	64	848
Total residential	$3,353	$47,620	$18,563	$—	$—	$36,971	$4,968	$111,475
YTD gross charge-offs	$—	—	—	—	—	—	—	$—
Consumer:
Pass	$158	$254	$369	—	14	104	393	$1,292
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer	$158	$254	$369	$—	$14	$104	$393	$1,292
YTD gross charge-offs	$—	—	—	—	—	1	—	$1
Total loans outstanding
Risk ratings
Pass	$38,070	$396,506	$241,034	$80,837	$321,387	$766,130	$32,490	$1,876,454
Special mention	—	—	8,566	—	30,473	51,464	10	90,513
Substandard	—	—	—	152	6,700	36,832	103	43,787
Total loans outstanding	$38,070	$396,506	$249,600	$80,989	$358,560	$854,426	$32,603	$2,010,754
YTD gross charge-offs	$—	$—	$—	$—	$—	$17	$—	$17

							Revolving
	Term loans - amortized cost by origination year						loans
	2025	2024	2023	2022	2021	Prior	amortized cost	Total
December 31, 2025
Commercial and industrial:
Pass	$32,969	$48,839	$14,375	$16,454	$7,202	$27,511	$26,011	$173,361
Special mention	—	—	—	—	—	580	—	580
Substandard	—	—	152	—	55	980	281	1,468
Total commercial and industrial	$32,969	$48,839	$14,527	$16,454	$7,257	$29,071	$26,292	$175,409
YTD gross charge-offs	$—	41	—	—	—	154	—	$195
Construction and land:
Pass	$228	$8,412	$—	—	115	203	—	$8,958
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total construction and land	$228	$8,412	$—	$—	$115	$203	$—	$8,958
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Pass	$324,728	$177,675	$67,901	320,160	333,477	397,516	3,287	$1,624,744
Special mention	—	—	—	32,144	23,672	39,213	—	95,029
Substandard	—	—	4,835	—	14,642	27,714	—	47,191
Total commercial real estate	$324,728	$177,675	$72,736	$352,304	$371,791	$464,443	$3,287	$1,766,964
YTD gross charge-offs	$—	—	—	—	—	840	—	$840
Residential:
Pass	$47,156	$23,536	$—	—	30,969	6,121	4,515	$112,297
Special mention	—	—	—	—	—	—	11	11
Substandard	—	—	—	—	20	794	64	878
Total residential	$47,156	$23,536	$—	$—	$30,989	$6,915	$4,590	$113,186
YTD gross charge-offs	$—	—	—	—	1	—	—	$1
Consumer:
Pass	$273	$119	$260	17	10	102	394	$1,175
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer	$273	$119	$260	$17	$10	$102	$394	$1,175
YTD gross charge-offs	$—	—	—	—	—	5	—	$5
Total loans outstanding
Risk ratings
Pass	$405,354	$258,581	$82,536	$336,631	$371,773	$431,453	$34,207	$1,920,535
Special mention	—	—	—	32,144	23,672	39,793	11	95,620
Substandard	—	—	4,987	—	14,717	29,488	345	49,537
Total loans outstanding	$405,354	$258,581	$87,523	$368,775	$410,162	$500,734	$34,563	$2,065,692
YTD gross charge-offs	$—	$41	$—	$—	$1	$999	$—	$1,041

The following tables provide an aging of the Company’s loans receivable as of the dates indicated:

								Recorded
			90 Days					investments
	30–59 Days	60–89 Days	or more	Total			Total loans	90 days or more past due
	past due	past due	past due	past due	Current	PCD loans	receivable	and still accruing
March 31, 2026
Commercial and industrial	$380	$392	$704	$1,476	$165,835	$—	$167,311	$—
Construction and land	—	—	—	—	10,137	—	10,137	—
Commercial real estate	1,636	6,851	1,951	10,438	1,697,606	12,495	1,720,539	—
Residential	57	—	685	742	110,701	32	111,475	—
Consumer	—	—	—	—	1,292	—	1,292	—
Total	$2,073	$7,243	$3,340	$12,656	$1,985,571	$12,527	$2,010,754	$—

								Recorded
			90 Days					investments
	30–59 Days	60–89 Days	or more	Total			Total loans	90 days or more past due
	past due	past due	past due	past due	Current	PCD loans	receivable	and still accruing
December 31, 2025
Commercial and industrial	$671	$119	$748	$1,538	$173,871	$—	$175,409	$—
Construction and land	—	—	—	—	8,958	—	8,958	—
Commercial real estate	818	—	1,942	2,760	1,747,458	16,746	1,766,964	—
Residential	40	—	711	751	112,393	42	113,186	—
Consumer	1	—	—	1	1,174	—	1,175	—
Total	$1,530	$119	$3,401	$5,050	$2,043,854	$16,788	$2,065,692	$—

Nonaccrual loans totaled $16.7 million and $13.4 million at March 31, 2026 and December 31, 2025, respectively. Nonaccrual loans guaranteed by a government agency, which reduces the Company’s credit exposure, were $932,000 at March 31, 2026 compared to $1.7 million at December 31, 2025. At March 31, 2026, nonaccrual loans included $7.1 million of loans 30-89 days past due and $6.3 million of loans less than 30 days past due. At December 31, 2025, nonaccrual loans included $562,000 of loans 30-89 days past due and $9.4 million of loans less than 30 days past due. The increase from the prior quarter-end was primarily due to one $4.9 million commercial real estate loan being placed on nonaccrual during the current quarter, partially offset by payoffs of five nonaccrual loans totaling $1.6 million. The increase in nonaccrual loans reflects borrower-specific credit deterioration, primarily within the commercial and industrial and commercial real estate portfolios.

At March 31, 2026, the $7.1 million of nonaccrual loans 30-89 days past due were comprised of four loans and the $6.3 million of loans less than 30 days past due were comprised of 15 loans. All these loans were placed on nonaccrual due to concerns over the financial condition of the borrowers.

At March 31, 2026 and December 31, 2025, there were no loans 90 days or more past due and still accruing.

Interest foregone on nonaccrual loans was approximately $200,000 for the three months ended March 31, 2026, compared to $269,000 for the three months ended March 31, 2025. Interest income recognized on nonaccrual loans was approximately $140,000 for the three months ended March 31, 2026, compared to $35,000 for the three months ended March 31, 2025.

Pledged Loans

The Bank’s FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $1.13 billion and $1.10 billion at March 31, 2026 and December 31,

2025, respectively. For additional information, see “Note 11 - Borrowings” of the Notes to Condensed Consolidated Financial Statements.

NOTE 5 – ALLOWANCE FOR CREDIT LOSSES FOR LOANS

The following tables summarize the Company’s allowance for credit losses for loans, reserve for unfunded commitments, and loan balances individually and collectively evaluated by type of loan, as of the dates and for the periods indicated:

	Commercial	Construction	Commercial				Reserve for
	and industrial	and land	real estate	Residential	Consumer	Total	unfunded commitments
Three months ended March 31, 2026
Allowance for credit losses
Beginning balance	$4,173	$470	$14,601	$1,957	$9	$21,210	$410
Charge-offs	—	—	(16)	—	(1)	(17)	—
Recoveries	2	—	—	—	—	2	—
(Reversal of) provision for credit losses	(92)	57	(529)	(35)	4	(595)	(75)
Ending balance	$4,083	$527	$14,056	$1,922	$12	$20,600	$335

March 31, 2026
Allowance for credit losses:
Loans individually evaluated	$—	$—	$1,346	$—	$—	$1,346
Loans collectively evaluated	4,083	527	12,456	1,921	12	18,999
PCD loans	—	—	254	1	—	255

Loans receivable:
Individually evaluated	$—	$—	$14,458	$685	$—	$15,143
Collectively evaluated	167,311	10,137	1,693,586	110,758	1,292	1,983,084
PCD loans	—	—	12,495	32	—	12,527
Total loans	$167,311	$10,137	$1,720,539	$111,475	$1,292	$2,010,754

	Commercial	Construction	Commercial				Reserve for
	and industrial	and land	real estate	Residential	Consumer	Total	unfunded commitments
Three months ended March 31, 2025
Allowance for credit losses
Beginning balance	$4,681	$72	$11,365	$1,780	$2	$17,900	$600
Charge-offs	(100)	—	—	(1)	(5)	(106)	—
Recoveries	2	—	—	1	1	4	—
Provision for (reversal of) credit losses	367	(51)	496	(118)	8	702	(60)
Ending balance	$4,950	21	11,861	1,662	6	18,500	540

March 31, 2025
Allowance for credit losses:
Loans individually evaluated	$704	$—	$596	$—	$—	$1,300
Loans collectively evaluated	4,246	21	10,988	1,660	6	16,921
PCD loans	—	—	277	2	—	279

Loans receivable:
Individually evaluated	$1,272	$—	$15,781	$972	$—	$18,025
Collectively evaluated	178,131	476	1,642,372	106,091	534	1,927,604
PCD loans	—	1	20,507	208	—	20,716
Total loans	$179,403	$477	$1,678,660	$107,271	$534	$1,966,345

For the three months ended March 31, 2026, the reversal of provision for credit losses and the related decrease in the allowance for credit losses at March 31, 2026, compared to December 31, 2025, was primarily attributable to a decrease in the reserve for pooled loans due to lower loan balances, partially offset by changes in macroeconomic forecasts, including lower forecasted unemployment and an improved national gross domestic product outlook. In addition, there was an $82,000 decrease in the reserve for individually evaluated loans as compared to the prior quarter. Qualitative risk factor classifications remained unchanged during the quarter. Net charge-offs were $15,000 for the first quarter of 2026, compared to $102,000 for the same period in 2025.

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

	Retail and
	Office	Hotel	Other	SFR 1-4	Total	ACL
March 31, 2026
Commercial real estate	$8,240	$5,489	$729	$—	$14,458	$1,346
Residential	—	—	—	685	685	—
Total	$8,240	$5,489	$729	$685	$15,143	$1,346

December 31, 2025
Commercial real estate	$3,338	$9,462	$1,352	$—	$14,152	$1,428
Residential	—	—	—	711	711	—
Total	$3,338	$9,462	$1,352	$711	$14,863	$1,428

The following table shows the amortized cost and allowance for credit losses for loans on nonaccrual status as of the dates indicated:

	As of March 31, 2026			As of December 31, 2025
	Nonaccrual	Nonaccrual		Nonaccrual	Nonaccrual
	with no allowance	with allowance	Total	with no allowance	with allowance	Total
	for credit losses	for credit losses	nonaccrual	for credit losses	for credit losses	nonaccrual
Commercial and industrial	$—	$895	$895	$—	$839	$839
Commercial real estate	10,063	5,036	15,099	5,891	5,997	11,888
Residential	685	2	687	711	5	716
Total	$10,748	$5,933	$16,681	$6,602	$6,841	$13,443

As part of its acquisition of Pacific Enterprise Bancorp (“PEB”) in 2022, the Company acquired certain small business loans to borrowers qualified under The California Capital Access Program for Small Business, a state guaranteed loan program sponsored by the California Pollution Control Financing Authority (“CalCAP”). PEB ceased originating loans under this loan program in 2017. Under this loan program, the borrower, CalCAP and the participating lender contributed funds to a loss reserve account held in a demand deposit account at the participating lender. The borrower’s contributions to the loss reserve account are attributed to the participating lender. Losses on qualified loans are charged to this account after approval by CalCAP. Under the program, if a loan defaults, the participating lender has immediate coverage of 100% of the loss. The participating lender must return recoveries from the borrower, less expenses, to the credit loss reserve account. The funds in the loss reserve account are the property of CalCAP; however, in the event that the participating lender leaves the program any excess funds, after all loans have been repaid or unenrolled from the program by the participating lender and provided there are no pending claims for reimbursement, the remaining excess funds are distributed to CalCAP and the participating lender based on their respective contributions to the loss reserve account. Funds contributed by the participating lender to the loss reserve account are treated as a receivable from CalCAP and evaluated for impairment quarterly. As of March 31, 2026 and December 31, 2025, the Company had $5.8 million and $9.3 million, respectively, of loans enrolled in this loan program. The Company had a loss reserve account of $4.8 million and $4.9 million as of March 31, 2026 and December 31, 2025, respectively.

In addition, as successor to PEB, the Company was approved by CalCAP, in partnership with the California Air Resources Board, to originate loans to California truckers in the On-Road Heavy-Duty Vehicle Air Quality Loan Program. Under this loan program, CalCAP solely contributes funds to a loss reserve account held in a demand deposit account at the participating lender. Losses are handled in the same manner as described above. The funds are the property of CalCAP and are payable upon termination of the program. When the loss reserve account balance exceeds the total associated loan balance, the excess is to be remitted to CalCAP. The Company originated loans under this program of $295,000 and $3.4 million during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company had $15.5 million of loans enrolled in this program and a loss reserve account of $4.8 million. As of December 31, 2025, the Company had $19.0 million of loans enrolled in this program and a loss reserve account of $4.9 million.

NOTE 6 – PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at the dates indicated:

	March 31,	December 31,
	2026	2025
Premises owned	$11,646	$11,570
Leasehold improvements	4,078	4,268
Furniture, fixtures and equipment	11,087	10,690
Less accumulated depreciation and amortization	(13,775)	(13,308)
Total premises and equipment, net	$13,036	$13,220

Depreciation and amortization included in occupancy and equipment expense totaled $486,000 and $470,000 for the three months ended March 31, 2026, and 2025, respectively.

NOTE 7 – LEASES

The Company leased 19 branches under noncancelable operating leases as of March 31, 2026. These leases expire on various dates through 2030. Many of these lease agreements include one or more renewal options, exercisable at the Company’s discretion. When the Company determines at lease commencement that it is reasonably certain to exercise a renewal option, the extended lease term is included in the measurement of the ROU asset and corresponding lease liability.

The Company uses the discount rate implicit in the lease when it is readily determinable. In instances where the implicit rate is not available, which is typically the case, the Company applies its incremental borrowing rate, determined  on a collateralized basis and over a term comparable to the lease term, as of the lease commencement date.

The below maturity schedule presents, as of March 31, 2026, the undiscounted lease payments for the next five years and thereafter:

For remainder of 2026	$2,855
2027	3,934
2028	3,883
2029	3,443
2030	1,415
Thereafter	527
Total undiscounted cash flows	16,057
Less: interest	(1,489)
Present value of lease payments	$14,568

The following table presents the weighted average lease term and discount rate at the dates indicated:

	March 31, 2026		December 31, 2025
Weighted-average remaining lease term	4.2	years	4.1	years
Weighted-average discount rate	3.9%		3.9%

            The following table presents certain information related to the operating lease costs included in occupancy and equipment expense on the Condensed Consolidated Statements of Income for the periods indicated:

	Three months ended
	March 31,
	2026	2025
Operating lease cost	$966	$1,046
Short-term lease cost	—	—
Less: Sublease income	(13)	(25)
Total operating lease cost, net	$953	$1,021

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

Changes in the Company's goodwill during the periods indicated were as follows:

	Three months Ended	Year ended
	March 31, 2026	December 31, 2025
Balance at beginning of period	$38,838	$38,838
Acquired goodwill	—	—
Impairment	—	—
Balance at end of period	$38,838	$38,838

Core Deposit Intangible

Changes in the Company’s core deposit intangible during the periods indicated were as follows:

	Three months ended	Year ended
	March 31, 2026	December 31, 2025
Balance at beginning of period	$1,745	$2,693
Additions	—	—
Less amortization	(114)	(948)
Balance at end of period	$1,631	$1,745

Estimated annual amortization expense at March 31, 2026 was as follows:

For remainder of 2026	$341
2027	455
2028	455
2029	372
Thereafter	8
Total	$1,631

NOTE 9 – INTEREST RECEIVABLE AND OTHER ASSETS

The Company’s interest receivable and other assets at the dates indicated consisted of the following:

	March 31,	December 31,
	2026	2025
Tax assets, net	$13,030	$13,684
Accrued interest receivable	8,553	8,344
Investment in SBIC fund	3,049	2,963
Investment in Community Reinvestment Act fund	2,000	2,000
Prepaid assets	2,177	2,254
Servicing assets	352	388
Investment in Low Income Housing Tax Credit ("LIHTC") partnerships, net	4,196	3,290
Investment in statutory trusts	373	550
CalCAP reserve receivable	1,375	1,375
Other assets	3,782	3,544
Total interest receivable and other assets	$38,887	$38,392

NOTE 10 – DEPOSITS

The Company’s deposits at the dates indicated consisted of the following:

	March 31,	December 31,
	2026	2025
Demand deposits (1)	$609,226	$578,068
NOW accounts	251,401	264,967
Savings	72,071	71,166
Money market	745,570	732,256
Time deposits	587,122	567,183
Total	$2,265,390	$2,213,640
(1) Noninterest bearing.

Time deposits included no brokered deposits as of March 31, 2026, and December 31, 2025. At March 31, 2026, uninsured deposits totaled $1.0 billion, or 46.3% of total deposits, compared to $1.0 billion, or 46.6% of total deposits at December 31, 2025. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.

NOTE 11 – BORROWINGS

Other borrowings – The Bank has an approved secured borrowing facility with the Federal Home Loan Bank of San Francisco (the “FHLB”) for up to 25% of total assets for a term not to exceed five years under a blanket lien of certain types of loans. At March 31, 2026 and December 31, 2025, the Bank had the ability to borrow up to $599.3 million and $580.7 million, respectively, from the FHLB of San Francisco. At both March 31, 2026 and December 31, 2025, the Bank had no FHLB borrowings outstanding.

The Bank has been approved for discount window advances from the FRB of San Francisco secured by certain types of loans. At March 31, 2026 and December 31, 2025, the Bank had the ability to borrow up to $43.4 million and $49.3 million, respectively, from the FRB of San Francisco. At both March 31, 2026 and December 31, 2025, the Bank had no FRB of San Francisco advances outstanding.

The Bank has Federal Funds lines with four correspondent banks. Cumulative available commitments totaled $65.0 million at both March 31, 2026 and December 31, 2025. There were no amounts outstanding under these facilities at both March 31, 2026 and December 31, 2025.

Junior subordinated deferrable interest debentures – In connection with its previous acquisitions, the Company assumed junior subordinated deferrable interest debentures, totaling $5.9 million, net of fair value adjustments, with a weighted average rate of 6.44% at March 31, 2026, compared to $8.7 million, net of fair value adjustments, with a weighted average rate of 6.56% at December 31, 2025. The decrease in amount of debentures reflects the Company’s redemption of one junior subordinated debenture during the first quarter of 2026, which included $222,000 of accelerated amortized debt issuance costs. The junior subordinated deferrable interest debentures mature in 2034, subject to earlier redemption by the Company at its option.

Subordinated debt –On August 10, 2020, the Company issued and sold $65.0 million aggregate principal amount of 5.25% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “Notes”) at a public offering price equal to 100% of the aggregate principal amount of the Notes. During the third quarter of 2025, the Company redeemed all the outstanding Notes. At both March 31, 2026 and December 31, 2025, the Company had no outstanding Notes.

NOTE 12 – INTEREST PAYABLE AND OTHER LIABILITIES

The Company’s interest payable and other liabilities at the dates indicated consisted of the following:

	March 31,	December 31,
	2026	2025
Accrued expenses	$7,340	$9,608
Accounts payable	456	504
Reserve for unfunded commitments	335	410
Accrued interest payable	2,068	1,831
Other liabilities	3,243	1,623
Total	$13,442	$13,976

NOTE 13 – OTHER EXPENSES

The Company’s other expenses for the periods indicated consisted of the following:

	Three months ended
	March 31,
	2026	2025
Professional fees	$506	$536
Core deposit premium amortization	114	263
Marketing and promotions	144	157
Stationery and supplies	60	66
Insurance (including FDIC premiums)	391	373
Communication and postage	230	258
Loan default related (recoveries) expense	(346)	(12)
Director fees and expenses	79	68
Bank service charges	17	17
Courier expense	169	172
Other	128	167
Total	$1,492	$2,065

              The Company expenses marketing and promotion costs as they are incurred. Advertising expense included in marketing and promotions totaled $17,000 and $5,000 for the three months ended March 31, 2026 and 2025, respectively.

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

Subject to adjustment as provided in the 2024 Plan, the maximum number of shares of common stock available for issuance under the 2024 Plan is 500,000, and awards granted under the 2024 Plan to any one participant in any one calendar year are subject to the following limitations: (i) aggregate grants of stock options or stock appreciation rights to any one participant are subject to an annual limit of the lesser of 100,000 shares or $2.0 million in fair market value as of the date of grant; (ii) aggregate grants of restricted stock or restricted stock units to any one participant are subject to an annual limit of the lesser of 50,000 shares or $2.0 million in fair market value as of the date of grant; and (iii) aggregate grants of performance shares or performance units to any one participant are subject to an annual limit of the lesser of 50,000 shares or $2.0 million in fair market value as of the date of grant. In addition, subject to adjustment as provided in the 2024 Plan, the maximum aggregate number of shares that may be covered by awards granted under the 2024 Plan to any non-employee director in any one calendar year is 25,000 shares. As of March 31, 2026, a total of 442,542 shares were available for future issuance under the 2024 Plan.

2017 Omnibus Equity Incentive Plan

The Company’s shareholders approved the Company’s 2017 Omnibus Equity Incentive Plan (“2017 Plan”) in November 2017. The 2017 Plan provides for the awarding by the Company’s Board of Directors of equity incentive awards to employees and non-employee directors. An equity incentive award under the 2017 Plan may be an option, stock appreciation right, restricted stock units, stock award, other stock-based award or performance award. Factors considered by the Board in awarding equity incentives to employees include the performance of the Company, the employee’s job performance, the importance of his or her position, and his or her contribution to the organization’s goals for the award period. Generally, awards have a vesting period of one to five years. Subject to adjustment as provided in the 2017 Plan, the maximum number of shares of common stock that may be delivered pursuant to awards granted under the 2017 Plan is 450,000. The 2017 Plan provides for annual restricted stock grant limits to officers, employees and directors. The annual stock grant limit per person for officers and employees is the lesser of 50,000 shares or a value of $2.0 million, and per person for directors, the maximum is 25,000 shares. All unvested restricted shares outstanding vest in the event of a change in control of the Company. Restricted stock awards granted to non-employee directors generally vest one year from the date of grant. Awards to executive officers typically vest over three- or five-year periods, with initial vesting occurring on the one-year anniversary of the grant date. As of March 31, 2026, no shares remained available for issuance under the 2017 Plan, as the approval of the 2024 Plan by shareholders terminated the ability to grant further awards under the 2017 Plan.

The following table provides the restricted stock grant activity for the periods indicated:

	2026		2025
		Weighted-average		Weighted-average
		grant date		grant date
	Shares	fair value	Shares	fair value
Non-vested at January 1,	73,645	$22.82	74,346	$20.11
Granted	21,636	28.82	22,221	26.20
Vested	(21,582)	20.43	(20,568)	20.20
Forfeited	—	—	(3,221)	24.98
Non-vested, at March 31,	73,699	25.28	72,778	21.73

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

The Company uses fair value to measure certain assets and liabilities on a recurring basis, primarily securities AFS. For assets measured at the lower of cost or fair value, the fair value measurement criteria may or may not be met during a reporting period and such measurements are therefore considered “nonrecurring” for purposes of disclosing fair value measurements. Fair value is used on a nonrecurring basis to adjust carrying values for individually evaluated loans and other real estate owned and to record impairment on certain assets, such as goodwill, core deposit intangible, and other long-lived assets.

In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the lowest level of inputs that is significant to the measurement is used to determine the hierarchy for the entire asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. There were no transfers between levels during the three months ended March 31, 2026 and 2025.

At both March 31, 2026 and December 31, 2025, there were no liabilities measured at fair value on a recurring or non-recurring basis.

The following assets were measured at fair value on a recurring basis as of the dates indicated:

	Total Estimated	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
March 31, 2026
Municipal securities	$25,065	$—	$25,065	$—
Mortgage-backed securities	58,544	—	58,544	—
Collateralized mortgage obligations	42,903	—	42,903	—
SBA securities	2,577	—	2,577	—
ABS securities	1,604	—	1,604	—
Corporate bonds	58,739	—	58,739	—
Equity securities	12,613	12,613	—	—
Total	$202,045	$12,613	$189,432	$—

	Total Estimated	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
December 31, 2025
Municipal securities	$25,634	$—	$25,634	$—
Mortgage-backed securities	45,678	—	45,678	—
Collateralized mortgage obligations	44,144	—	44,144	—
SBA securities	2,748	—	2,748	—
ABS securities	1,671	—	1,671	—
Corporate bonds	59,833	—	59,833	—
Equity securities	12,554	12,554	—	—
Total	$192,262	$12,554	$179,708	$—

The following assets were measured at fair value on a nonrecurring basis as of the dates indicated:

March 31, 2026	Total Estimated	Fair Value Measurements
Individually evaluated loans	Fair Value	Level 1	Level 2	Level 3

Commercial real estate	$4,425	$—	$—	$4,425
Total	$4,425	$—	$—	$4,425

December 31, 2025	Total Estimated	Fair Value Measurements
Individually evaluated loans	Fair Value	Level 1	Level 2	Level 3

Commercial real estate	$4,493	$—	$—	$4,493
Total	$4,493	$—	$—	$4,493

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

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of the Company’s financial instruments at the dates indicated are presented below:

	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
March 31, 2026
Financial assets:
Cash and cash equivalents	$305,904	$305,904	$305,904	$—	$—
Investment securities AFS	189,432	189,432	—	189,432	—
Equity securities	12,613	12,613	12,613	—	—
Investment in FHLB and FRB Stock	19,251	19,251	—	19,251	—
Loans held for sale	125	125	—	125	—
Loans, net	1,990,682	1,966,342	—	—	1,966,342
Accrued interest receivable	8,553	8,553	—	8,553	—
Financial liabilities:
Deposits	2,265,390	2,272,694	—	2,272,694	—
Junior subordinated deferrable interest debentures, net	5,874	5,832	—	—	5,832
Accrued interest payable	2,068	2,068	—	2,068	—
Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	65,409	65,074	—	—	65,074

	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
December 31, 2025
Financial assets:
Cash and cash equivalents	$206,514	$206,514	$206,514	$—	$—
Investment securities AFS	179,708	179,708	—	179,708	—
Equity securities	12,554	12,554	12,554	—	—
Investment in FHLB and FRB Stock	19,246	19,246	—	19,246	—
Loans held for sale	1,316	1,316	—	1,316	—
Loans, net	2,045,126	2,020,591	—	—	2,020,591
Accrued interest receivable	8,344	8,344	—	8,344	—
Financial liabilities:
Deposits	2,213,640	2,221,521	—	2,221,521	—
Junior subordinated deferrable interest debentures, net	8,726	8,579	—	—	8,579
Accrued interest payable	1,831	1,831	—	1,831	—
Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	67,537	67,127	—	—	67,127

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Lending and Letter of Credit Commitments

The Company operates in a highly regulated environment. From time to time, the Company is a party to various claims and litigation matters incidental to the conduct of its business. The Company is not presently party to any legal proceedings where it believes the resolution would have a material adverse effect on its business, financial condition, or results of operations.

Nevertheless, given the nature, scope and complexity of the extensive legal and regulatory landscape applicable to the Company’s business (including laws and regulations governing consumer protection, fair lending, fair labor, privacy, information security and anti-money laundering and anti-terrorism laws), the Company, like all banking organizations, is subject to heightened legal and regulatory compliance and litigation risk.

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

The following table presents a summary of commitments described above as of the dates indicated:

	March 31,	December 31,
	2026	2025
Commitments to extend credit	$64,735	$67,060
Standby letters of credit	674	477
Total commitments	$65,409	$67,537

Commitments generally have fixed expiration dates or other termination clauses. The actual liquidity needs or the credit risk that the Company will experience will likely be lower than the contractual amount of commitments to extend credit because a significant portion of these commitments are expected to expire without being drawn upon. The commitments are generally variable rate and include unfunded home equity lines of credit, commercial real estate construction loans where disbursement is made over the course of construction, commercial revolving lines of credit, and unsecured personal lines of credit. The Company’s outstanding loan commitments are made using the same underwriting standards as comparable outstanding loans. The reserve associated with these commitments included in interest payable and other liabilities on the consolidated balance sheets was $335,000 at March 31, 2026 and $410,000 at December 31, 2025.

Commercial Real Estate Concentrations

At March 31, 2026 and December 31, 2025, in management’s judgment, a concentration of loans existed in commercial real estate related loans. The Company’s commercial real estate loans are secured by owner-occupied and non-owner occupied commercial real estate and multifamily properties. Although management believes that loans within these concentrations have no more than the normal risk of collectability, a decline in the performance of the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on collectability.

Other Assets

The Company has commitments to fund investments in LIHTC partnerships and an SBIC fund. At March 31, 2026, the remaining commitments to the LIHTC partnerships and the SBIC fund were approximately $3.5 million and $122,000, respectively. At December 31, 2025, the remaining commitments to the LIHTC partnerships and the SBIC fund were approximately $4.7 million and $122,000, respectively.

Deposit Concentrations

At March 31, 2026, approximately $298.5 million, or 13.2%, of the Company's deposits were derived from its top ten depositors. At December 31, 2025, approximately $235.8 million, or 11.7%, of the Company's deposits were derived from its top ten depositors.

Local Agency Deposits and Other Advances

In the normal course of business, the Company accepts deposits from local agencies. The Company is required to provide collateral for certain local agency deposits in the states of California, Colorado, New Mexico and Washington. At March 31, 2026 and December 31, 2025, the FHLB had issued letters of credit on behalf of the Company totaling $42.1 million and $41.6 million, respectively, as collateral for local agency deposits.

NOTE 18 – SEGMENT INFORMATION

The Company operates as one reportable segment: banking operations. The Company’s banking operations generate revenue primarily from loans and securities, deposits, and non-interest income. Loan products generate a significant portion of interest and fee income, while deposit products provide fee and service charge income. The Company also earns interest and dividend income from securities and generates net gains from the sale of loans to third parties. Interest expense, provisions for credit losses, salaries and employee benefits, data processing, and occupancy expense typically represent the significant expenses in banking operations.  These expenses align with those reported in the Company’s Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows. Noncash items, such as depreciation and amortization, are also reflected in both the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Cash Flows.

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

The following table presents the Company’s one operating segment for the periods indicated:

	Three months ended March 31,
	2026	2025

Interest and dividend income	$34,550	$32,646

Reconciliation of revenue:
Other revenues	1,545	1,440
Total consolidated revenue	36,095	34,086

Less:
Interest expense	9,354	9,766
Segment net interest income and noninterest income	26,741	24,320
Less:
(Reversal of) provision for credit losses	(670)	642
Salaries and employee benefits	10,849	9,935
Occupancy and equipment	2,127	2,136
Data processing	2,038	1,853
Other segment items	1,492	2,065
Provision for income taxes	2,725	1,987
Segment net income/consolidated net income	$8,180	$5,702

	March 31,	December 31,
	2026	2025
Reconciliation of assets:
Total assets for reportable segment	$2,648,536	$2,593,677
Other assets	—	—
Total consolidated assets	$2,648,536	$2,593,677

NOTE 19 – SUBSEQUENT EVENTS

Subsequent to quarter-end, the Company announced an executive leadership transition to support the Company’s next phase of growth, including the appointment of William J. Black, Jr. as Executive Vice Chair, Christopher F. Baron as President and Chief Executive Officer, and Kevin L. Thompson as EVP, Chief Financial Officer and Corporate Secretary. On April 7, 2026, the Board of Directors approved the involuntary termination without cause of three senior executive officers: George J. Guarini (President and Chief Executive Officer), Janet L. King (Sr. EVP and Chief Operating Officer), and Keary L. Colwell (Sr. EVP, Chief Financial Officer, Chief Administrative Officer and Corporate Secretary). Each departing executive’s change in role was effective April 10, 2026, with a separation date of July 6, 2026, during which time they will continue as non-executive employees providing transition assistance.

Estimated cash severance payments total approximately $9.2 million, or approximately $8.4 million net of taxes, and will be paid over periods ranging from 12 to 24 months. In addition, a total of 47,205 shares of restricted stock will vest in connection with the separations, and each departing executive will receive continued health insurance benefits for periods ranging from 12 to 24 months. The Company expects to recognize these costs beginning in the second quarter of 2026, with certain amounts recognized over the applicable service and payment periods. As these actions were approved and initiated subsequent to March 31, 2026, no amounts related to these charges have been reflected in the Company’s results of operations for the quarter ended March 31, 2026. Additional information regarding these matters was previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2026.

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that except for the matter discussed above, no other events have occurred that would require adjustments to its disclosures in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward- looking statements as a result of a wide variety or range of factors including, but not limited to:

●	adverse economic conditions in general and in California, Nevada, Colorado, New Mexico and Washington in particular, as well as other markets where the Company has lending relationships;
●	employment levels, labor supply, inflation, recessionary pressures, or the level of economic growth;
●	changes in interest rate levels and volatility, and the timing and pace of such changes, including actions by the Board of Governors of the Federal Reserve System (“Federal Reserve”), which could adversely affect our revenues and expenses, the values of our assets and obligations, and the availability and cost of capital and liquidity;
●	the impact of inflation and monetary and fiscal policy responses and their effects on consumer and business behavior;
●	fiscal policy disputes or disruptions, including the effects of any federal government shutdown, or delays in federal budget approvals;

●	the credit risks of lending and securities activities, including delinquencies, write-offs, and changes in our allowance for credit losses and provision for credit losses;
●	changes in the levels of general interest rates and the relative differences between short and long-term interest rates and loan and deposit interest rates;
●	unexpected outflows of uninsured deposits, which may require us to sell investment securities at a loss;
●	our net interest margin and funding sources;
●	fluctuations in the demand for loans, unsold homes, land and other properties;
●	fluctuations in real estate values in our market areas;
●	secondary market conditions for loans and our ability to sell loans in the secondary market;
●	results of examinations of us by regulatory authorities and the possibility that any such regulatory authority may, among other things, limit our business activities, require us to change our business mix, increase our allowance for credit losses, write down asset values or increase our capital levels, affect our ability to borrow funds or maintain or increase deposits;
●	risks related to our acquisition strategy, including our ability to identify future suitable acquisition candidates, exposure to potential asset and credit quality risks and unknown or contingent liabilities, the need for capital to finance such transactions, our ability to obtain required regulatory approvals and possible failures in realizing the anticipated benefits from acquisitions;
●	challenges arising from attempts to expand into new geographic markets, products, or services;
●	goodwill impairment;
●	bank failures or adverse developments at other banks and related negative publicity about the banking industry in general on investor and depositor sentiment;
●	legislative or regulatory changes, including changes in banking, securities and tax laws, in regulatory policies and principles, or the interpretation of regulatory capital or other rules;
●	our ability to attract and retain deposits, including the risk that changes to federal deposit insurance limits or coverage rules, or customer concerns regarding the safety of uninsured deposits, could adversely affect deposit stability;
●	our ability to control operating costs and expenses;
●	use of estimates in determining the fair value of certain of our assets and liabilities, which may prove incorrect;
●	staffing fluctuations in response to product demand or corporate implementation strategies;
●	the effectiveness of our risk management framework;
●	vulnerabilities in information systems or third-party service providers, including disruptions, breaches, or cyberattacks;
●	our ability to adapt to rapid technological changes, including advancements in artificial intelligence (“AI”), digital banking platforms, and cybersecurity;
●	risks associated with the use of AI in credit underwriting, customer service, and operations, including model error, algorithmic bias, regulatory scrutiny under fair lending laws, and reliance on third-party AI providers;
●	risks associated with dependence on the members of our senior management team and our ability to attract, motivate and retain qualified personnel;
●	costs and effects of litigation, including settlements and judgments;
●	our ability to implement our business strategies, including expectations regarding key growth initiatives and strategic priorities;
●	liquidity issues, including our ability to borrow funds or raise additional capital, if needed or desired;
●	the loss of our large loan and deposit relationships;
●	increased competitive pressures, including repricing and competitors’ pricing initiatives, and their impact on our market position and our loan and deposit products;
●	changes in consumer spending, borrowing and savings habits;
●	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;
●	our ability to pay dividends on our common stock;
●	the quality and composition of our securities portfolio and the impact of any adverse changes in the securities markets;

●	the inability of key third-party providers to perform their obligations;
●	changes in accounting principles, policies or guidelines and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board;
●	environmental, social and governance matters;
●	geopolitical developments and international conflicts, or the imposition of new or increased tariffs and trade restrictions, which may disrupt financial markets, global supply chains, commodity prices, or economic activity in specific industry sectors;
●	effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, domestic political unrest and other external events;
●	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and
●	risks described in other reports filed with or furnished to the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Annual Report”) and this Form 10-Q.

In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur, and you should not put undue reliance on any forward-looking statements. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to us. We do not undertake and specifically disclaim any obligation to revise any forward-looking statements included in this report or the reasons why actual results could differ from those contained in such statements, whether as a result of new information or to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for the remainder of 2026 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of,  us and could negatively affect our consolidated financial condition and results of operations as well as our stock price performance.

Executive Overview

General. BayCom is a bank holding company headquartered in Walnut Creek, California. BayCom’s wholly owned banking subsidiary, United Business Bank, provides a broad range of financial services to businesses and business owners as well as individuals through its network of 34 full-service branches at March 31, 2026, with 16 locations in California, one in Nevada, one in Washington, five in New Mexico and 11 in Colorado. BayCom’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including the consolidated financial statements and related data, relates primarily to the Bank.

Our principal business objective is to enhance shareholder value and generate consistent earnings growth by expanding our commercial banking franchise through organic growth, strategic loan and deposit transactions, and strategic acqusitons. Since its founding in 2010, growth has been predominantly acquisition-driven, and we have expanded our geographic footprint through ten successful strategic acquisitions. We believe that our selective acquisition of community banks has yielded economies of scale and improved our efficiency. We have also achieved organic growth by leveraging opportunities within the metropolitan and community markets in which we operate. These markets provide significant opportunities to expand our commercial client base, increase interest-earning assets, and enhance market share. We believe our geographic footprint, which now includes the San Francisco Bay Area; the metropolitan markets of Los Angeles, California, Seattle, Washington, Denver, Colorado, and Las Vegas, Nevada; and community markets including Albuquerque, New Mexico, and Custer, Delta, and Grand Counties, Colorado, provides access to low-cost, stable core deposits in community markets that can be used to fund commercial loan growth. We strive to create an enhanced banking experience for our clients by providing a comprehensive suite of sophisticated banking products and services tailored to meet their needs, while delivering the high-quality, relationship-based client service associated with a community bank. At March 31, 2026, on a consolidated basis, the Company had approximately $2.6 billion in total assets, $2.0 billion in total loans, $2.3 billion in total deposits and $344.0 million in shareholders’ equity.

We continue to focus on growing our commercial loan portfolios through acquisitions as well as organic growth. At March 31, 2026, our $2.0 billion total loan portfolio included $204.2 million, or 10.2%, of loans acquired through business combinations (all of which were recorded to their estimated fair values at the time of acquisition), and the remaining $1.8 billion, or 89.8%, consisted of loans we originated or purchased not as part of a business combination.

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

Changes in market interest rates, the slope of the yield curve, and the rates we earn on interest earning assets or pay on interest bearing liabilities have a significant impact on our net interest spread, net interest margin and net interest income. During 2025, the Federal Open Market Committee of the Federal Reserve (“FOMC”) lowered the target range for the federal funds rate in response to continued moderation in inflation and evolving economic conditions. The FOMC reduced the target range by 75 basis points, from 4.25%–4.50% at December 31, 2024, to 3.50%–4.25% by year-end 2025, where it remained as of March 31, 2026. All reductions occurred between September and December 2025. Correspondingly, the prime rate, which generally moves in relation to the federal funds rate, was approximately 6.75% at March 31, 2026. These rate levels influenced both asset yields and funding costs during the first quarter of 2026. Net interest income increased $2.3 million, or 10.1%, to $25.2 million for the three months ended March 31, 2026, compared to the same period in 2025, driven primarily by growth in loan interest income and higher FHLB dividend income, partially offset by a decrease in interest income on investment securities and interest-bearing balances. Total interest expense decreased $412,000, or 4.2%, primarily reflecting the full redemption of the Company’s subordinated notes in the third quarter of 2025, partially offset by higher deposit interest expense and increased junior subordinated debenture expense. Additional details regarding net interest income are discussed below.

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

There have been no material changes in the Company’s critical accounting policies and estimates as previously disclosed in the Company’s 2025 Annual Report. For a detailed discussion, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in the Company’s 2025 Annual Report, which was filed with the SEC on March 16, 2026.

Comparison of Financial Condition at March 31, 2026 and December 31, 2025

Total assets. Total assets increased $54.9 million, or 2.1%, to $2.6 billion at March 31, 2026, from December 31, 2025. The increase primarily was due to a $99.4 million, or 48.1%, increase in cash and cash equivalents and a $9.7 million, or 5.4%, increase in investment securities available-for-sale, at fair value, partially offset by a $55.1 million, or 2.7%, decrease in loans receivable, net.

Cash and cash equivalents.  Cash and cash equivalents increased $99.4 million, or 48.1%, to $305.9 million at March 31, 2026, from $206.5 million at December 31, 2025. The increase primarily was due to a $107.6 million increase in federal funds sold due repayments on loans outpacing loan growth and an increase in deposits.

Investment securities available-for-sale.  Investment securities available-for-sale increased $9.7 million, or 5.4%, to $189.4 million at March 31, 2026 from $179.7 million at December 31, 2025. The increase was primarily attributable to purchases of investment securities, partially offset by routine maturities, principal repayments, and calls of investment securities, and to a lesser extent downward fair value adjustments related to unrealized losses on investment securities available-for-sale.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our available for sale investment securities as of March 31, 2026. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average yields were calculated by multiplying each carrying value by its yield and dividing the sum of these results by the total carrying values. Yields on tax-exempt investments are not calculated on a fully tax equivalent basis.

	Amount Due or Repricing Within:
	One Year		Over One		Over Five		Over
	or Less		to Five Years		to Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

	(Dollars in thousands)
Municipal securities	$1,236	1.45	8,887	1.62	6,010	3.30	9,858	4.57%	$25,991	3.12%
Mortgage-backed securities	11	2.52	5,301	1.65	8,489	3.06	47,156	5.16	60,957	4.57
Collateralized mortgage obligations	1,151	4.43	2,226	2.38	1,738	1.93	39,021	4.08	44,136	3.92
SBA securities	—	—	3	3.88	1,775	4.06	827	5.31	2,605	4.46
ABS securities	—	—	—	—	—	—	1,616	4.70	1,616	4.70
Corporate bonds	3,000	5.00	1,500	7.80	57,603	4.50	750	3.37	62,853	4.59
Total	$5,398	4.06%	$17,917	2.24%	$75,615	4.17%	$99,228	4.66%	$198,158	4.24%

Equity securities.  Equity securities increased $58,000, or 0.5%, to $12.6 million at March 31, 2026 from $12.6 million at December 31, 2025, primarily due to mark-to-market adjustments recorded during the three months ended March 31, 2026.

Loans receivable, net.  We originate a wide variety of loans with a focus on commercial real estate (“CRE”) loans and commercial and industrial loans. Total loans decreased $55.1 million, or 2.7%, to $2.0 billion at March 31, 2026 from $2.1 billion at December 31, 2025. The decrease was due to $90.5 million of loan repayments, partially offset by $34.7 million of new loan originations and $3.2 million of loan purchases. During the current quarter, the Company sold loans totaling $2.4 million, of which $919,000 were nonperforming assets.

The following table provides information about our loan portfolio by type of loan, with purchase credit deteriorated (“PCD”) loans presented as a separate balance, at the dates presented.

	March 31,	December 31,
	2026	2025	% Change

	(Dollars in thousands)
Commercial and industrial	$167,311	$175,409	(4.6)%
Real estate:
Residential	111,443	113,143	(1.5)
Multifamily residential	310,210	309,331	0.3
Owner occupied CRE	483,342	500,419	(3.4)
Non-owner occupied CRE	914,221	940,469	(2.8)
Construction and land	10,137	8,958	13.2
Total real estate	1,829,353	1,872,320	(2.3)
Consumer	1,292	1,175	10.0
PCD loans	12,798	16,788	(23.8)
Total Loans	2,010,754	2,065,692	(2.7)
Net deferred loan fees	528	644	(18.0)
Allowance for credit losses	(20,600)	(21,210)	(2.9)
Loans, net	$1,990,682	$2,045,126	(2.7)%

The following table shows as of March 31, 2026, the geographic distribution of our loan portfolio, by type of loan, in dollar amounts and percentages:

	San Francisco Bay				Total in State of
	Area (1)		Other California (2)		California		All Other States (3)		Total
		% of		% of		% of		% of		% of
		Total in		Total in		Total in		Total in		Total in
	Amount	Category	Amount	Category	Amount	Category	Amount	Category	Amount	Category

	(Dollars in thousands)
March 31, 2026
Commercial and industrial	$28,274	7.2%	$60,922	6.9%	$89,196	7.0%	$78,115	10.6%	$167,311	8.3%
Real estate:
Residential	12,203	3.1	50,222	5.7	62,425	4.9	49,050	6.7	111,475	5.5
Multifamily residential	64,233	16.4	170,138	19.3	234,371	18.4	76,813	10.4	311,184	15.5
Owner occupied CRE	138,101	35.2	279,680	31.7	417,781	32.8	71,291	9.7	489,072	24.3
Non-owner occupied CRE	149,838	38.2	312,397	35.4	462,235	36.2	458,048	62.3	920,283	45.8
Construction and land	—	—	9,522	1.1	9,522	0.7	615	0.1	10,137	0.5
Total real estate	364,375		821,959		1,186,334		655,817		1,842,151
Consumer	42	—%	2	—%	44	—%	1,248	0.2%	1,292	0.1%
Total loans	$392,691		$882,883		$1,275,574		$735,180		$2,010,754

December 31, 2025
Commercial and industrial	$30,421	7.6%	$66,697	7.4%	$97,118	7.4%	$78,291	10.3%	$175,409	8.5%
Real estate:
Residential	11,625	2.9	50,603	5.6	$62,228	4.8	50,958	6.7	113,186	5.5
Multifamily residential	64,813	16.1	170,570	18.9	235,383	18.0	74,944	9.8	310,327	15.0
Owner occupied CRE	143,624	35.7	292,914	32.5	436,538	33.5	69,661	9.1	506,199	24.5
Non-owner occupied CRE	151,619	35.7	312,832	34.7	464,451	35.6	485,987	63.8	950,438	46.0
Construction and land	—	—	8,408	0.9	8,408	0.6	550	0.1	8,958	0.4
Total real estate	371,681		835,327		1,207,008		682,100		1,889,108
Consumer	43	—%	1	—%	44	—%	1,131	0.1%	1,175	0.1%
Total loans	$402,145		$902,025		$1,304,170		$761,522		$2,065,692

(1)	Includes Alameda, Contra Costa, Solano, Sonoma, Marin, San Francisco, San Mateo and Santa Clara counties.
(2)	Includes loans in Sacramento and Northern California counties totaling $92.2 million and loans in Los Angeles and Orange counties totaling $590.3 million at March 31, 2026. At December 31, 2025, loans in Sacramento and Northern California counties and loans in Los Angeles and Orange counties totaled $92.3 million and $601.5 million, respectively.
(3)	Includes loans primarily in the states of Colorado, Nevada, New Mexico and Washington and other states. At March 31, 2026, loans in Colorado, Nevada, New Mexico, Washington and other states totaled $119.4 million, $47.7 million, $72.8 million, $88.4 million and $454.6 million, respectively. At December 31, 2025, loans in Colorado, Nevada, New Mexico, Washington and other states totaled $132.2 million, $44.5 million, $69.6 million, $89.9 million, and $425.3 million respectively.

Acquired loans. As of March 31, 2026, our total loan portfolio included $204.2 million, or 10.2%, of loans acquired through business combinations (all of which were recorded at their estimated fair values as of the time of acquisition), of which $108.4 million had no remaining net premium or discount.

As of March 31, 2026, acquired non-PCD loans totaled $96.6 million, with a remaining net premium of $1.3 million, compared to $121.1 million with a remaining net premium of $397,000 as of December 31, 2025. The net premium for acquired non-PCD loans includes a credit discount based on estimated losses in the acquired loans, partially offset by any premium based on market interest rates on the date of acquisition.

As of March 31, 2026, acquired PCD loans totaled $12.1 million, with a remaining net non-credit discount of $648,000, compared to $16.1 million with a remaining net non-credit discount of $1.2 million as of December 31, 2025.

Nonperforming assets and loans.  Nonperforming assets generally consist of nonperforming loans and other real estate owned (“OREO”). Nonperforming loans include nonaccrual loans and accruing loans 90 days or more past due. Nonperforming assets increased $3.2 million to $16.7 million, or 0.83% of total loans, at March 31, 2026, compared to $13.4 million, or 0.65% of total loans, at December 31, 2025. The Company held no OREO at either date.

Nonperforming loans totaled $16.7 million, or 0.83% of total loans, at March 31, 2026, compared to $13.4 million, or 0.65% of total loans, at December 31, 2025. The increase from the prior quarter-end was primarily due to one $4.9 million commercial real estate loan being placed on nonaccrual during the current quarter, partially offset by payoffs of five nonaccrual loans totaling $1.6 million. The majority of nonperforming loans remain concentrated in the commercial real estate portfolio, while consumer and other commercial loans continue to exhibit low levels of delinquencies. At March 31, 2026, nonaccrual loans included $7.0 million of loans 30–89 days past due and $6.3 million of loans less than 30 days past due. The $7.0 million of loans 30-89 days past due consisted of four loans and the $6.3 million of nonaccrual loans less than 30 days past due consisted of 15 loans, all of which were placed on nonaccrual due to borrower-specific financial concerns, indicators of credit deterioration, and other credit related factors, which provided reasonable doubt about the full collectability of principal and interest, rather than delinquency. At December 31, 2025, nonaccrual loans included $562,000 of loans 30–89 days past due and $9.4 million of loans less than 30 days past due. At December 31, 2025, the $9.4 million of loans less than 30 days past due was comprised of 15 loans all of which were placed on nonaccrual due to concerns over the financial condition of the borrowers.

Of the nonperforming loans at March 31, 2026, approximately $932,000 were guaranteed by governmental agencies, compared to $1.7 million at December 31, 2025. The decrease in government-guaranteed nonaccrual loans during this period reflects the pay-off of one nonaccrual loan during the current quarter.

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

Loans may be acquired at a premium or discount to par value, in which case the premium is amortized (subtracted from) or accreted (added to) interest income over the remaining life of the loan. Generally, over time, the effects of loan discount accretion and loan premium amortization decrease as the purchased loans mature or pay off before maturity. Upon the payoff of a loan before maturity, any remaining (unaccreted) discount or (unamortized) premium is immediately taken into interest income; as loan payoffs may vary significantly from quarter to quarter, so may the impact of discount accretion and premium amortization on interest income.

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

Modified loans to borrowers experiencing financial difficulty as of March 31, 2026 and December 31, 2025, totaled $1.2 million and $1.4 million, respectively. All such modified loans were on nonaccrual status as of each respective reporting date. Modified loans that are accruing and performing in accordance with their modified terms are not classified as nonperforming loans because they continue to accrue interest and demonstrate satisfactory payment performance despite their modified terms. There were no such modified loans at March 31, 2026 and December 31, 2025. At both March 31, 2026 and December 31, 2025, individually evaluated modified loans to borrowers experiencing financial difficulty had no related allowance.

The following table provides information regarding nonperforming loans, nonperforming assets and modified loans as of the dates indicated:

	March 31,	December 31,
	2026	2025

	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Commercial and industrial	$895	$839
Real estate:
Residential	687	716
Multifamily residential	—	—
Owner occupied CRE	7,877	4,513
Non-owner occupied CRE	7,222	7,375
Construction and land	—	—
Total real estate	15,786	12,604
Consumer	—	—
Total nonaccrual loans	16,681	13,443
Accruing loans 90 days or more past due	—	—
Total nonperforming loans	16,681	13,443
Real estate owned	—	—
Total nonperforming assets (1)	$16,681	$13,443
Performing modified loans to borrowers experiencing financial difficulty – performing	$—	$—
PCD loans	$12,798	$16,788
Nonperforming assets to total assets (1)	0.63%	0.52%
Nonperforming loans to total loans (1)	0.83%	0.65%

(1)

Performing modified loans to borrowers experiencing financial difficulty are neither included in nonperforming loans above nor are they included in the numerators used to calculate these ratios. PCD loans are considered performing and are not included in nonperforming assets in the table above.

Interest foregone on nonaccrual loans was approximately $200,000 and $269,000 for the three months ended March 31, 2026 and 2025, respectively. Interest income recognized on nonaccrual loans was approximately $140,000 and $35,000 for the three months ended March 31, 2026 and 2025, respectively.

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

At March 31, 2026, the Company’s allowance for credit losses for loans was $20.6 million, or 1.02% of total loans, compared to $21.2 million, or 1.03% of total loans, at December 31, 2025. Management currently believes that the allowance for credit losses at March 31, 2026 is adequate to absorb expected credit losses inherent in the Company’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The decrease in the allowance for credit losses at March 31, 2026 compared to December 31, 2025, was primarily attributable to a decrease in the reserve for pooled loans due to lower loan balances, partially offset by changes in macroeconomic forecasts, including lower forecasted unemployment and an improved national gross domestic product outlook. In addition, there was an $82,000 decrease in the reserve for individually evaluated loans during the current quarter. Qualitative risk factor classifications remained unchanged during the current quarter.

Net charge-offs were $15,000 for the three months ended March 31, 2026, compared to net charge-offs of $102,000 for the three months ended March 31, 2025.

The following table presents certain credit ratios at the dates and for the periods indicated and each component of the ratio’s calculations:

	Three months ended March 31,
	2026	2025

	(Dollars in thousands)
Allowance for credit losses on loans as a percentage of total loans outstanding at period end	1.02%	0.94%
Allowance for credit losses on loans	$20,600	$18,500
Total loans outstanding	2,011,282	1,966,668

Nonaccrual loans as a percentage of total loans outstanding at period end	0.83%	0.50%
Total nonaccrual loans	$16,681	$9,834
Total loans outstanding	2,011,282	1,966,668

Allowance for credit losses on loans as a percentage of nonaccrual loans at period end	123.49%	188.12%
Allowance for credit losses on loans	$20,600	$18,500
Total nonaccrual loans	16,681	9,834

Net charge-offs during period to average loans outstanding:
Commercial and industrial:	(0.00)%	0.05%
Net (recoveries) charge-offs	$(2)	$98
Average loans outstanding	177,162	179,071
Construction and land:	—%	—%
Net charge-offs	$—	$—
Average loans outstanding	13,531	4,913
Commercial real estate:	0.00%	—%
Net charge-offs	$16	$—
Average loans outstanding	1,736,790	1,659,779
Residential:	—%	—%
Net charge-offs	$—	$—
Average loans outstanding	112,523	107,920
Consumer:	0.08%	0.76%
Net charge-offs	$1	$4
Average loans outstanding	1,114	523
Total loans:	0.00%	0.01%
Total net charge-offs	$15	$102
Total average loans outstanding	2,041,119	1,952,206

As of March 31, 2026, the Company individually evaluated $15.1 million in loans, of which $4.4 million had a specific allowance totaling $1.3 million as of March 31, 2026. As of December 31, 2025, the Company individually evaluated $14.9 million in loans, of which $4.5 million had a specific allowance totaling $1.4 million.

Management considers the allowance for credit losses for loans at March 31, 2026 to be adequate to cover expected credit losses inherent in the loan portfolio based on the assessment of current portfolio performance, historical loss experience, and relevant qualitative and quantitative factors, including current economic conditions and reasonable and supportable forecasts. While management believes the estimates and assumptions used in determining the adequacy of the allowance are reasonable, actual credit losses may differ from those expected. Changes in economic conditions, borrower performance, or other factors could result in actual losses exceeding the current allowance, which could adversely affect the Company’s financial condition and results of operations. In addition, the methodology, assumptions, and judgments used in determining the allowance for credit losses is subject to review by bank regulators, as part of their routine examination process, which may result in adjustments to the provision for credit losses based upon information available to them at the time of their examination.

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

Total deposits increased $51.8 million, or 2.3%, to $2.3 billion at March 31, 2026, compared to December 31, 2025. At March 31, 2026, noninterest-bearing demand deposits totaled $609.2 million, or 26.9% of total deposits, compared to $578.1 million, or 26.1% of total deposits, at December 31, 2025, representing an increase of $31.2 million. From December 31, 2025 to March 31, 2026, interest-bearing deposits generally increased, with time deposits increasing $19.9 million, money market accounts increasing $13.3 million, and savings accounts increasing $905,000. By contrast, NOW accounts declined $13.6 million during the same period. Time deposits included no brokered deposits as of March 31, 2026, and December 31, 2025.

The overall increase in total deposits from December 31, 2025 primarily reflects noninterest-bearing demand deposit growth, partially offset by a decline in NOW accounts. In addition, the increase in money market and time deposits was driven by growth, and to a lesser extent a shift in deposit composition reflecting continued customer migration toward interest-bearing products in response to the prevailing rate environment. Management continues to monitor deposit mix and pricing strategies in the context of funding costs, liquidity needs, and interest rate risk.

We consider our deposit base to be seasoned, stable and well-diversified, and we do not have any significant industry concentrations among our non-insured deposits. We also offer our customers the ability to place deposits in Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) money market product services via the IntraFi Network, to insure deposits above FDIC insurance limits. At March 31, 2026, our average deposit account size (excluding public funds), calculated by dividing period-end deposits by the population of accounts with balances, was approximately $63,000. See “Note 17 – Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for information regarding our top ten depositors.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered at the dates indicated.

	March 31,	December 31,
	2026	2025	% Change

	(Dollars in thousands)
Demand deposits (1)	$609,226	$578,068	5.4%
NOW accounts	251,401	264,967	(5.1)
Saving	72,071	71,166	1.3
Money market	745,570	732,256	1.8
Time deposits	587,122	567,183	3.5
Total	$2,265,390	$2,213,640	2.3%
(1)	Noninterest-bearing.

Borrowings.  Although deposits are our primary source of funds, we may from time to time utilize borrowings as a cost-effective source of funds when they can be invested at a positive interest rate spread, for additional capacity to fund loan demand or to meet our asset/liability management goals. We are a member of and may obtain advances from the FHLB of San Francisco, which is part of the Federal Home Loan Bank System. The eleven regional Federal Home Loan Banks provide a central credit facility for their member institutions. These advances are provided upon the security of certain of our mortgage loans and mortgage-backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features.

At March 31, 2026 and December 31, 2025, we could borrow up to $599.3 million and $580.7 million, respectively, from the FHLB of San Francisco. At both March 31, 2026 and December 31, 2025, there were no FHLB advances outstanding.

At March 31, 2026 and December 31, 2025, we could borrow up to $43.4 million and $49.3 million, respectively, from the FRB of San Francisco. At both March 31, 2026 and December 31, 2025, there were no FRB advances outstanding.

At both March 31, 2026 and December 31, 2025, we had a total of $65.0 million in federal funds lines available from third-party correspondent banks and no balances outstanding at these dates.

At both March 31, 2026 and December 31, 2025, the Company had outstanding junior subordinated deferrable interest debentures, net of fair value adjustments, assumed in connection with its previous acquisitions totaling $5.9 million and $8.7 million, respectively. The decrease reflects the redemption of one debenture during the first quarter of 2026.

At both March 31, 2026 and December 31, 2025, the Company had no outstanding subordinated debt.

We are required to provide collateral for certain local agency deposits. At both March 31, 2026 and December 31, 2025, the FHLB of San Francisco had issued letters of credit on behalf of the Bank totaling $42.1 million and $41.6 million, respectively, as collateral for local agency deposits.

Shareholders’ equity. Shareholders’ equity increased $5.4 million, to $344.0 million at March 31, 2026 from $338.6 million at December 31, 2025. The increase in shareholders’ equity primarily was due to $8.2 million of net income earned during the first quarter of 2026 and $340,000 of other comprehensive income, net of taxes, related mainly to changes in unrealized gains on available-for-sale securities. These items were partially offset by $3.3 million of accrued cash dividends. During the three months ended March 31, 2026, the Company did not repurchase any shares of common stock, compared to the repurchase of $1.3 million of common stock during the three months ended March 31, 2025. For additional information see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

Comparison of Results of Operations for the Three months Ended March 31, 2026 and 2025

Earnings summary.  Net income was $8.2 million for the three months ended March 31, 2026, compared to $5.7 million for the three months ended March 31, 2025, an increase of $2.5 million or 43.5%. The increase was primarily as a result of a $2.3 million increase in net interest income and a $1.3 million favorable change in the provision for credit losses, reflecting a net recovery in the current quarter compared to a $642,000 provision in the prior-year quarter, as well as a $105,000 increase in noninterest income. These changes were partially offset by a $517,000 increase in noninterest expense and a $738,000 increase in the provision for income taxes. Basic and diluted earnings per share were $0.75 for the three months ended March 31, 2026, compared to $0.51 for the three months ended March 31, 2025.

Our efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income before provision for credit losses and noninterest income, was 61.73% and 65.74% for the three months ended March 31, 2026, and 2025, respectively. The improvement in the efficiency ratio for the current quarter was primarily driven by higher net interest income.

Interest income.  Interest income for the three months ended March 31, 2026 was $34.6 million, compared to $32.6 million for the three months ended March 31, 2025, an increase of $1.9 million or 5.8%. Increased yields earned on interest-earning assets, along with an increase in the average balance of loans, were the primary drivers of the increase in interest income, partially offset by decreases in the average balances of investment securities and fed funds sold and interest-bearing balances in banks.

Interest income on loans, including fees, increased $2.4 million, or 8.9%, to $29.6 million for the three months ended March 31, 2026 from $27.1 million for the three months ended March 31, 2025, due to an $89.2 million increase in the average balance of loans and a 23 basis point increase in the average loan yield. The average balance of loans was $2.0 billion for the first quarter of 2026, up 4.6% compared to the first quarter of 2025. The average yield on loans was 5.87% for the first quarter of 2026, compared to 5.64% for the first quarter of 2025. The increase in the average yield on loans reflected increased rates on variable rate loans, as well as new loans being originated at higher market interest rates.

Interest income on loans for the three months ended March 31, 2026 and 2025 included $600,000 and $215,000 in accretion of the net discount on acquired loans. During the current quarter, one $4.0 million acquired commercial real estate loan paid off, resulting in $555,000 of discount accretion and recovery of interest of $610,000. Accretion of the net discount and recovery of interest positively impacted the average loan yield by 11 and 12 basis points, respectively during the current quarter, compared to minimal impact during the first quarter of 2025. Remaining net discounts on these acquired loans totaled $649,000 and $223,000 at March 31, 2026 and 2025, respectively. The combined approximately $1.2 million of discount accretion and interest recovery recognized during the current quarter as a result of the $4.0 million single loan payoff is non-recurring in nature. With only $649,000 of remaining net discount available for future accretion, the contribution of acquired loan accretion to loan yields and net interest margin is expected to be minimal in future periods. Additionally, interest income on loans for the three months ended March 31, 2026 and 2025, included $17,000 and $162,000, respectively, in fees related to prepayment penalties.

Interest income on investment securities decreased $322,000, or 13.1%, to $2.1 million for the three months ended March 31, 2026, compared to $2.5 million for the three months ended March 31, 2025, as a result of decreases in the average balance and average yield. The average balance of investment securities totaled $188.2 million for the three months ended March 31, 2026, compared to $210.2 million for the three months ended March 31, 2025. The average yield on investment securities was 4.59% for the three months ended March 31, 2026, compared to 4.73% for the three months ended March 31, 2025. The decreases in the average balance and the average yield from the same quarter a year ago were due to paydowns and calls on higher variable-rate securities and rate resets on variable rate securities. In addition, during the first quarter of 2026, we received $709,000 in cash dividends on our FRB and FHLB stock, including $330,000 in special dividends from the FHLB, compared to $393,000 during the first quarter of 2025. The $330,000 in special dividends received from the FHLB during the current quarter is not expected to recur at a predictable frequency. These special dividends contributed approximately five basis points to the reported net interest margin. Excluding special dividends, FHLB and FRB dividend income would have remained essentially unchanged between periods.

Interest income on federal funds sold and interest-bearing balances in banks decreased $513,000, or 19.4%, to $2.1 million for the three months ended March 31, 2026, compared to $2.6 million for the three months ended March 31, 2025, as a result of decreases in both the average yield and average balance. The average yield decreased 77 basis points to 3.70% for the three months ended March 31, 2026, compared to 4.47% for the three months ended March 31, 2025, reflecting decreases in Federal Reserve policy rates. The average balance of federal funds sold and interest-bearing balance in banks totaled $234.2 million and $240.3 million for the three months ended March 31, 2026 and 2025, respectively.

Interest expense.  Interest expense decreased $412,000, or 4.2%, to $9.4 million for the three months ended March 31, 2026, compared to $9.8 million for the three months ended March 31, 2025. The decrease was primarily due to the Company’s redemption of all outstanding subordinated debt in the first quarter of 2026, which is expected to reduce interest expense by approximately $55,000 per quarter going forward, partially offset by a one-time charge of $222,000 to write off remaining debt issuance costs in connection with the redemption of a junior subordinated debenture during the quarter.

Interest expense on deposits increased $281,000, or 3.2%, to $9.0 million for the three months ended March 31, 2026, compared to $8.7 million for the same period in 2025. The increase was primarily due to growth in average balances of money market and time deposit accounts, partially offset by lower rates paid on those accounts. The average rate paid on money market accounts decreased 17 basis points to 2.14% during the first quarter of 2026, compared to 2.31% in the same period of 2025, and the average rate on time deposits declined 27 basis points to 3.51%, compared to 3.78% for the prior-year period. The average cost of all interest-bearing deposits was 2.21% for the three months ended March 31, 2026, compared to 2.32% for the three months ended March 31, 2025. The overall average cost of deposits was 1.63% for the first quarter of 2026, compared to 1.66% for the first quarter of 2025. The average cost of total interest-bearing liabilities was 2.29% for the first quarter of 2026, compared to 2.49% for the first quarter of 2025. The average balance of interest-bearing deposits was $1.6 billion and $1.5 billion for the three months ended March 31, 2026 and 2025.

Total average interest-bearing liabilities increased $63.2 million, or 4.0%, to $1.7 billion for the three months ended March 31, 2026, compared to $1.6 billion for the three months ended March 31, 2025. The average balance of interest-bearing deposits increased to $1.6 billion for the three months ended March 31, 2026, from $1.5 billion for the same period in 2025. Within this category, the average balance of money market accounts rose $85.1 million, or 13.0%, to $739.9 million, while time deposits increased $53.9 million, or 10.3%, to $576.2 million. In contrast, average balances for savings accounts declined over the same period.

The average balance of noninterest-bearing deposits decreased $17.2 million, or 2.9%, to $586.5 million for the three months ended March 31, 2026, compared to $603.7 million for the same period in 2025. This shift in deposit composition from noninterest-bearing demand deposits and savings accounts to interest-bearing time, NOW, and money market accounts reflects continued customer migration toward higher-yielding products in response to prevailing market rates and competitive offerings.

Interest expense on borrowings decreased $693,000, or 64.0%, to $390,000 for the three months ended March 31, 2026, compared to $1.1 million for the three months ended March 31, 2025. The decrease was primarily due to the Company’s redemption of all outstanding subordinated debt in the third quarter of 2025, resulting in lower interest expense. The average cost of total borrowings increased to 19.3% for the three months ended March 31, 2026, compared to 6.1% for the three months ended March 31, 2025. The average cost of borrowings was negatively impacted due to the Company’s redemption of one junior subordinated debenture in the current quarter, which included $222,000 of accelerated amortized debt issuance costs. The average balance of borrowings decreased $64.2 million to $8.2 million during the three months ended March 31, 2026, compared to $72.4 million during the three months ended March 31, 2025.

Net interest income and net interest margin. Net interest income increased $2.3 million, or 10.1%, to $25.2 million for the three months ended March 31, 2026, compared to $22.9 million for the three months ended March 31, 2025. The increase in net interest income primarily reflects increases in interest income on loans, including fees, which rose by $2.4 million or 8.9%, due to higher average balances and yields, and FHLB dividends, and a decrease in interest expense on subordinated debt. These changes were partially offset by decreases in interest income on fed funds sold and interest-bearing balances in banks and on investment securities, which declined by $322,000 or 13.1%. Average interest-earning assets increased $59.9 million, or 2.4%, compared to the first quarter of 2025.

The average annualized yield on interest-earning assets was 5.64% for the three months ended March 31, 2026, representing an 18 basis point increase from 5.46% for the three months ended March 31, 2025. This increase reflects the origination of new loans at higher rates, a special dividend received from the FHLB, accretion of net discount and recovery of interest on payoff of an acquired loan discussed above, partially offset by a lower average yield on interest-bearing balances in banks. The average annualized cost of interest-bearing liabilities was 2.29% for the three months ended March 31, 2026, representing a 20 basis point decrease from 2.49% for the three months ended March 31, 2025. This decrease reflects the payoff of the subordinated debt and lower rates paid on money market and time deposits, reflecting similar market-driven repricing conditions. As a result, the annualized net interest margin increased to 4.11% for the three months ended March 31, 2026, compared to 3.83% for the same period in 2025. The reported net interest margin of 4.11% includes the effects of the following non-recurring items: (i) $555,000 of discount accretion and $610,000 of interest recovery on the payoff of a single acquired CRE loan, together contributing approximately 23 basis points to the net interest margin; (ii) $330,000 of FHLB special dividends, contributing approximately five basis points to the net interest margin; and (iii) $222,000 of accelerated debt issuance cost amortization on junior subordinated debentures, reducing net interest margin by approximately four basis points.

Average Balances, Interest and Average Yields/Cost. The following tables present, for the periods indicated, information about (i) average balances, the total dollar amount of interest income from interest earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest income; (iv) the interest rate spread; and (v) net interest margin. Nonaccrual loans have been included in the table as loans carrying a zero yield. Yields have been calculated on a pre-tax basis. Loan yields include the effect of amortization or accretion of deferred loan fees/costs and purchase accounting premiums/discounts to interest and fees on loans.

	Three months ended March 31,
	2026			2025
			Annualized			Annualized
	Average		Average	Average		Average
	Balance(4)	Interest	Yield/Cost	Balance(4)	Interest	Yield/Cost

	(Dollars in thousands)
Interest earning assets
Fed Funds sold and interest bearing balances in banks	$234,249	$2,136	3.70%	$240,324	$2,649	4.47%
Investments securities	188,193	2,132	4.59%	210,242	2,454	4.73%
FHLB Stock	11,524	584	20.56%	11,313	249	8.92%
FRB Stock	7,725	120	6.30%	9,650	145	6.07%
Total loans (1)	2,042,084	29,578	5.87%	1,952,897	27,149	5.64%
Total interest earning assets	2,483,775	34,550	5.64%	2,424,426	32,646	5.46%
Noninterest earning assets	135,083			134,518
Total average assets	$2,618,858			$2,558,944
Interest bearing liabilities
Savings	$72,460	$ 22	0.12%	$80,734	25	0.13%
NOW accounts	259,703	53	0.08%	262,926	59	0.09%
Money market	739,888	3,897	2.14%	654,829	3,735	2.31%
Time deposits	576,245	4,992	3.51%	522,374	4,864	3.78%
Total interest bearing deposit accounts	1,648,296	8,964	2.21%	1,520,863	8,683	2.32%
Subordinated debt, net	—	—	—%	63,752	891	5.67%
Junior subordinated debentures, net	8,196	390	19.29%	8,653	192	9.01%
Other borrowings	—	—	—%	—	—	—%
Total interest bearing liabilities	1,656,492	9,354	2.29%	1,593,268	9,766	2.49%
Noninterest bearing deposits	586,459			603,703
Other noninterest bearing liabilities	32,811			32,387
Noninterest bearing liabilities	619,270			636,090
Total average liabilities	2,275,762			2,229,358
Average equity	343,096			329,586
Total average liabilities and equity	$2,618,858			$2,558,944
Net interest income		$25,196			$22,880

Interest rate spread (2)			3.35%			2.97%
Net interest margin (3)			4.11%			3.83%
Ratio of average interest earning assets to average interest bearing liabilities			149.94%			152.17%

(1)	Loan average balances are net of deferred origination fees and costs. Nonaccrual loans are included in the average balances. Interest income on nonaccruing loans is reflected in the period that it is collected, to the extent it is not applied to principal.
(2)	Interest rate spread is calculated as the average rate earned on interest earning assets minus the average rate paid on interest-bearing liabilities.
(3)	Net interest margin is calculated as net interest income divided by total average interest earning assets.
(4)	Average balances are computed using average daily balances.

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

	Three months ended March 31,
	2026 compared to three months ended March 31, 2025
	Increase/(Decrease)
	Attributable to
	Rate	Volume	Total

	(Dollars in thousands)
Interest earning assets
Fed funds sold and interest bearing balances in banks	$(446)	$(67)	$(513)
Investments securities	(65)	(257)	(322)
FHLB stock and FRB stock	342	(32)	310
Total loans	1,189	1,240	2,429
Total interest income	1,020	884	1,904

Interest bearing liabilities
Savings	(1)	(2)	(3)
NOW accounts	(5)	(1)	(6)
Money market accounts	(323)	485	162
Time deposits	(374)	502	128
Total deposit accounts	(703)	984	281
Subordinated debt, net	—	(891)	(891)
Junior subordinated debentures, net	208	(10)	198
Total interest expense	(495)	83	(412)
Net interest income	$1,515	$801	$2,316

Provision for credit losses. We recorded a reversal of provision for credit losses of $670,000 for the three months ended March 31, 2026, compared to provision of $642,000 for the three months ended March 31, 2025. The reversal of provision for credit losses during the three months ended March 31, 2026, was primarily driven by a decrease in total loans outstanding and, to a lesser extent, decreasing quantitative loss rates due to favorable changes in forecasted economic conditions. We recorded $15,000 in net charge-offs for the first quarter of 2026, compared to $102,000 in net charge-offs for the first quarter of 2025.

Noninterest income. Noninterest income increased $105,000, or 7.3%, to $1.5 million for the first quarter of 2026, compared to $1.4 million for the first quarter of 2025. The increase was primarily due to a $313,000 swing in equity securities, which went from a loss of $255,000 for the three months ended March 31, 2025 to a gain of $58,000 for the three months ended March 31, 2026, and a $194,000 increase in gain on a SBIC fund investment. These changes were  partially offset by a $204,000 decrease in service charges and other fees due to lower customer deposits placed in Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) money market product services via the IntraFi Network, a $102,000 decrease in loan servicing fees and other fees primarily due to a decrease in late charges, and a $75,000 decrease in gain on sale of loans.

The following table presents the key components of noninterest income for the periods indicated:

	Three months ended March 31,
	2026	2025	$ Change	% Change

	(Dollars in thousands)
Gain on sale of loans	$123	$198	$(75)	(37.9)%
Gain (loss) on equity securities	58	(255)	313	N/M
Service charges and other fees	741	945	(204)	(21.6)%
Loan servicing and other loan fees	287	389	(102)	(26.2)%
Gain (loss) on investment in SBIC fund	85	(109)	194	N/M
Other income and fees	251	272	(21)	(7.7)%
Total noninterest income	$1,545	$1,440	$105	7.3%

N/M - Not meaningful

Noninterest expense. Noninterest expense increased $517,000, or 3.2%, to $16.5 million for the three months ended March 31, 2026, compared to $16.0 million for the three months ended March 31, 2025.  The increase was primarily due to a $914,000 increase in salaries and employee benefits, resulting from higher incentive expense, increased base wages, higher employee insurance claims, and lower deferred salary costs due to lower loan originations, as well as a $185,000 increase in data processing expense due to newly implemented services in 2026 and higher vendor data processing charges. These changes were partially offset by a $573,000 decrease in other expense, primarily due to $450,000 of excess funds being returned to the Bank in the first quarter of 2026 from the CalCAP loss reserve account, while no unused CalCAP funds were returned in the first quarter of 2025, as well as lower legal and professional service costs and reduced deposit premium amortization.

The following table details the components of noninterest expense for the periods indicated:

	Three months ended March 31,
	2026	2025	$ Change	% Change

	(Dollars in thousands)
Salaries and employee benefits	$10,849	$9,935	$914	9.2%
Occupancy and equipment	2,127	2,136	(9)	(0.4)%
Data processing	2,038	1,853	185	10.0%
Other	1,492	2,065	(573)	(27.7)%
Total noninterest expense	$16,506	$15,989	$517	3.2%

Subsequent to March 31, 2026, the Company announced an executive leadership transition that is expected to result in material charges to noninterest expense, including cash severance, equity award acceleration, and continuation of benefits, beginning in the second quarter of 2026. See “Note 19 — Subsequent Events” in the Notes to Condensed Consolidated Financial Statements for additional information.

Income taxes.  The provision for income taxes increased $738,000, or 37.1%, to $2.7 million for the three months ended March 31, 2026, compared to $2.0 million for the three months ended March 31, 2025, due to higher taxable income.

The Company’s effective tax rate was 25.0% and 25.8% for the three months ended March 31, 2026, and 2025, respectively. The effective tax rate decreased for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to true-up adjustments for state apportionment and other adjustments related to the filing of the Company’s 2025 tax return.

Liquidity and Capital Resources

Planning for our normal business liquidity needs, both expected and unexpected, is done on a daily and short-term basis through the cash management function. On a longer-term basis, it is accomplished through the budget and strategic planning functions, with support from internal asset/liability management software model projections.

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run off that may occur in the normal course of business. We rely on multiple sources to meet our potential liquidity needs. Our primary sources of funds are deposits, escrow and custodial deposits, principal and interest payments on loans and proceeds from sales of loans. During the three months ended March 31, 2026, the Bank sold $2.4 million in loan participation interests and received $90.5 million in principal loan repayments. While maturities and scheduled amortizations of loans are generally predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition.

Deposits increased $51.8 million to $2.3 billion at March 31, 2026 from $2.2 billion at December 31, 2025 and liquid assets, in the form of cash and cash equivalents, increased $99.4 million to $305.9 million at March 31, 2026 from $206.5 million at December 31, 2025. In addition, investment securities available-for-sale increased $9.7 million to $189.4 million at March 31, 2026 from $179.7 million at December 31, 2025. Management believes that our securities portfolio is of high quality and that the securities would therefore be marketable. Securities purchased during the three months ended March 31, 2026 were $19.7 million, while securities repayments, maturities and sales during that period totaled $10.3 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2026, totaled $503.7 million. It is management’s policy to maintain deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that most of our maturing certificates of deposit will remain with us.

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of March 31, 2026, the Bank had an available borrowing capacity of $599.3 million with the FHLB of San Francisco, with no borrowings outstanding at that date or at December 31, 2025. At March 31, 2026, we had the ability to borrow up to $43.4 million from the FRB of San Francisco, with no borrowings outstanding at that date or at December 31, 2025. The Bank also had, as of March 31, 2026, federal funds lines with four correspondent banks, with available commitments totaling $65.0 million. There were no amounts outstanding under these facilities at March 31, 2026 and December 31, 2025. Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, to repay maturing debt and to take advantage of investment opportunities to the extent feasible.

Liquidity management is both a daily and long-term function of the Company’s management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer-term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and U.S. agency securities. We use our sources of funds primarily to meet our ongoing commitments, to pay maturing deposits and fund withdrawals, and to fund loan commitments. At March 31, 2026, loan commitments and letters of credit totaled $65.4 million, including $194,000 of undisbursed construction and development loan commitments. For information regarding our commitments, see “Note 17 – Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Information” of Part I of this report.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities for the three months ended March 31, 2026 and 2025 was $7.0 million and $9.3 million, respectively. During the three months ended March 31, 2026, net cash provided by investing activities was $47.0 million, which consisted primarily of a $59.0 million net decrease in loans, reflecting principal repayments and loan sales, and $10.3 million in proceeds from maturities, repayments and calls of investment securities available-for-sale, partially offset by $19.7 million in purchases of investment securities and $3.2 million in loan purchases, compared to $8.6 million of net cash used in investing activities for the three months ended March 31, 2025. Net cash provided by financing activities for the three months ended March 31, 2026 was $45.4 million, which was comprised primarily of a $31.8 million increase in noninterest and interest-bearing deposits and a $19.9 million increase in time deposits, partially offset by $3.3 million in dividend payments to shareholders and $3.1 million in repayment of a junior subordinated debenture, compared to $108.2 million of net cash used in financing activities during the three months ended March 31, 2025. Management believes our capital sources are adequate to meet all reasonably foreseeable short-term and long-term cash requirements. There has not been a material change in our liquidity and capital resources since the information disclosed in our 2025 Annual Report other than set forth above. We are not aware of any reasonably likely material changes in the mix and relative cost of such resources.

BayCom Corp is a separate legal entity from the Bank and must provide for its own liquidity. At March 31, 2026, BayCom Corp had liquid assets of $1.7 million. In addition to its operating expenses, BayCom Corp is responsible for paying to its shareholders any dividends that have been declared, funding stock repurchases, and making payments on its junior subordinated debentures. BayCom Corp can receive dividends and other capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends and make other capital distributions. BayCom Corp’s liquidity needs are primarily met through dividends received from the Bank, which management believes will be sufficient to satisfy obligations at the holding company level for the foreseeable future.

On February 19, 2026, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.30 per share on the Company’s outstanding common stock, which was paid on April 9, 2026 to shareholders of record as of the close of business on March 12, 2026. The Company expects to continue to pay quarterly cash dividends on its common stock, subject to the Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. Assuming continued payment of the cash dividend at the rate of $0.30 per share, our average total dividend paid each quarter would be approximately $3.3 million based on the number of our outstanding shares at March 31, 2026. The dividends we pay may be limited as more fully discussed under “Business – Supervision and Regulation – BayCom Corp – Dividends” and “– Regulatory Capital Requirements” contained in “Part I. Item 1. Business” of the 2025 Annual Report.

From time to time, our Board of Directors has authorized stock repurchase programs. In general, stock repurchases allow us to proactively manage our capital position and return excess capital to shareholders. Stock repurchases also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. As of March 31, 2026, 202,444 shares remained available for repurchase under the Company’s current stock repurchase program. For additional information on the Company’s stock repurchases, see “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” contained in Part II of this report.

Regulatory Capital

The Bank, as a state-chartered, federally insured commercial bank and member of the Board of Governors of the Federal Reserve System, is subject to capital requirements established by the Federal Reserve. The Federal Reserve requires the Bank to maintain levels of capital adequacy that generally parallel the FDIC’s requirements. The capital adequacy requirements are quantitative measures established by regulation that require the Bank to maintain minimum amounts and ratios of capital. The FDIC requires the Bank to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 Leverage Capital to average assets. Consistent with our goal to operate a sound and profitable organization, our policy is for the Bank to maintain “Well Capitalized” status under the Federal Reserve regulations. Based on capital levels at March 31, 2026 and December 31, 2025, the Bank was considered Well Capitalized at both of those dates.

The table below shows the capital ratios under the Basel III capital framework as of the dates indicated:

	At March 31, 2026		At December 31, 2025
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Leverage Ratio
BayCom Corp	$308,887	12.20%	$303,598	12.21%
Minimum requirement for “Well Capitalized”	126,545	5.00%	124,277	5.00%
Minimum regulatory requirement	101,236	4.00%	99,421	4.00%

United Business Bank	300,354	11.70%	291,596	11.45%
Minimum requirement for “Well Capitalized”	128,325	5.00%	127,308	5.00%
Minimum regulatory requirement	102,660	4.00%	101,846	4.00%

Common Equity Tier 1 Ratio
BayCom Corp	308,887	14.84%	303,598	14.32%
Minimum requirement for “Well Capitalized”	135,285	6.50%	137,847	6.50%
Minimum regulatory requirement	93,659	4.50%	95,433	4.50%

United Business Bank	300,354	14.54%	291,596	13.84%
Minimum requirement for “Well Capitalized”	134,288	6.50%	136,946	6.50%
Minimum regulatory requirement	92,969	4.50%	94,809	4.50%

Tier 1 Risk-Based Capital Ratio
BayCom Corp	315,279	15.15%	313,083	14.76%
Minimum requirement for “Well Capitalized”	166,505	8.00%	169,658	8.00%
Minimum regulatory requirement	124,879	6.00%	127,243	6.00%

United Business Bank	300,354	14.54%	291,596	13.84%
Minimum requirement for “Well Capitalized”	165,278	8.00%	168,549	8.00%
Minimum regulatory requirement	123,958	6.00%	126,412	6.00%

Total Risk-Based Capital Ratio
BayCom Corp	336,214	16.15%	334,703	15.78%
Minimum requirement for “Well Capitalized”	208,131	10.00%	212,072	10.00%
Minimum regulatory requirement	166,505	8.00%	169,658	8.00%

United Business Bank	321,289	15.55%	313,216	14.87%
Minimum requirement for “Well Capitalized”	206,597	10.00%	210,686	10.00%
Minimum regulatory requirement	165,278	8.00%	168,549	8.00%

In addition to the minimum capital ratios, the Bank must maintain a capital conservation buffer consisting of additional Common Equity Tier 1 capital greater than 2.5% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. At March 31, 2026, the Bank’s Common Equity Tier 1 capital exceeded the required capital conservation buffer.

For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank-only basis and the Federal Reserve expects the holding company’s subsidiary bank(s) to be Well Capitalized under the prompt corrective action regulations. If the Company were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at March 31, 2026, the Company would have exceeded all regulatory capital requirements.

For additional information, see “Item 1. Business — Supervision and Regulation — United Business Bank — Capital Requirements” and “Note 18 - Regulatory Matters” in the Notes to the Consolidated Financial Statements, included in “Item 8. Financial Statements and Supplementary Data” in our 2025 Annual Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk through our lending and deposit gathering activities. Our results of operations are highly dependent upon our ability to manage interest rate risk. We consider interest rate risk to be a significant market risk that could have a material effect on our financial condition and results of operations. Interest rate risk is measured and assessed on a quarterly basis. For information regarding the Company’s market risk, see “Item 7A Quantitative and Qualitative Disclosures About Market and Interest Rate Risk,” in the Company’s 2025 Annual Report. In our opinion, there has not been a material change in our interest rate risk exposure since the information disclosed in our 2025 Annual Report.

Item 4. Controls and Procedures

(a)       Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), was conducted as of March 31, 2026 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that as of March 31, 2026, based on their evaluation, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(b)       Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred during the three months ended March 31, 2026, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the acts of individuals, by collusion of two or more people, or by override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 1A. Risk Factors

There have been no material changes in the Risk Factors previously disclosed in Item 1A of our 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a)	Not applicable.
(b)	Not applicable.

(c)Stock Repurchases. The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended March 31, 2026:

			Total number of
	Total	Average	shares purchased	Maximum number of
	number of	price	as part of	shares that may yet be
	shares	paid	publicly announced	purchased under the
	purchased	per share	plans or programs	plans or programs (1)
January 1, 2026 - January 31, 2026	—	$—	—	202,444
February 1, 2026 - February 28, 2026	—	—	—	202,444
March 1, 2026 - March 31, 2026	—	—	—	202,444
	—	$—	—

(1)	In May 2024, the Company’s Board of Directors approved the Company’s ninth stock repurchase program, which commenced following completion of the eighth stock repurchase program in June 2024, authorizing the purchase of up to 560,000 shares, or approximately 5.0%, of the Company’s outstanding common stock. The Board’s authorization is open-ended and has no expiration date. Purchases under the Company’s stock repurchase programs may be made through open market purchases, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The repurchase programs may be suspended, terminated, or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The Company’s stock repurchase programs do not obligate the Company to purchase any specific number of shares.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	Not applicable.
(b)	Not applicable.

(c)  Trading Plans. During the three months ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

3.1	Articles of Incorporation of BayCom Corp(1)
3.2	Amended and Restated Bylaws of BayCom Corp(2)
10.1	Employment Agreement by and among BayCom Corp, United Business Bank and Christopher L. Baron, dated effective as of April 13, 2026⁽³⁾
10.2	Employment Agreement by and among BayCom Corp, United Business Bank and William J. Black, Jr., dated effective as of April 13, 2026⁽³⁾
10.3	Offer of Employment Letter to Kevin L. Thompson⁽³⁾
10.4	Change in Control Agreement by and between United Business Bank and Kevin L. Thompson, dated effective as of April 13, 2026⁽³⁾
31.1 31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets; (2) Condensed Consolidated Statements of Income; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 filed with the SEC on April 11, 2018 (File No. 333-224236) and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2020 (File No. 001-38483) and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on April 9, 2026 (File No. 001-38483) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAYCOM CORP
Registrant

Date: May 11, 2026	By:	/s/ Christopher F. Baron
Christopher F. Baron
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2026	By:	/s/ Kevin L. Thompson
Kevin L. Thompson
Executive Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)