Form 10-Q
period 2026-06-30
BayCom Corp
filed 2026-08-10
CIK 1730984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 4, 2026, there were 10,920,117 shares of the registrant’s common stock outstanding.

BAYCOM CORP

QUARTERLY REPORT ON FORM 10-Q

In this document, “BayCom” refers to BayCom Corp, the “Bank” refers to United Business Bank, BayCom’s wholly-owned subsidiary, and the “Company,” “we,” “us,” and “our” refer to BayCom and the Bank collectively, unless the context otherwise requires.

BAYCOM CORP

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

(unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
Cash due from banks	$21,758	$26,785
Federal funds sold and interest-bearing balances in banks	155,624	179,729
Cash and cash equivalents	177,382	206,514
Investment securities available-for-sale ("AFS"), at fair value, net of allowance for credit losses of $0 at both June 30, 2026 and December 31, 2025	182,710	179,708
Equity securities, at fair value	11,707	12,554
Federal Home Loan Bank ("FHLB") stock, at par	12,046	11,524
Federal Reserve Bank ("FRB") stock, at par	7,733	7,722
Loans held for sale	—	1,316
Loans, net of allowance for credit losses of $22,950 at June 30, 2026 and $21,210 at December 31, 2025	2,052,279	2,045,126
Premises and equipment, net	13,132	13,220
Core deposit intangible, net	1,518	1,745
Cash surrender value of bank owned life insurance ("BOLI") policies, net	24,746	24,353
Right-of-use assets ("ROU"), net	14,730	12,665
Goodwill	38,838	38,838
Interest receivable and other assets	43,260	38,392
Total assets	$2,580,081	$2,593,677

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest and interest bearing deposits	$2,169,918	$2,213,640
Other borrowings	25,000	—
Junior subordinated deferrable interest debentures, net	5,888	8,726
Salary continuation plan	5,235	5,122
Lease liabilities	15,692	13,659
Interest payable and other liabilities	22,958	13,976
Total liabilities	2,244,691	2,255,123
Commitments and contingencies (Note 17)

Shareholders' equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding at both June 30, 2026 and December 31, 2025	—	—
Common stock, no par value; 100,000,000 shares authorized; 10,909,317 and 10,887,681 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	167,352	165,998
Additional paid in capital	287	287
Accumulated other comprehensive loss, net of tax	(5,823)	(6,634)
Retained earnings	173,574	178,903
Total shareholders’ equity	335,390	338,554
Total liabilities and shareholders’ equity	$2,580,081	$2,593,677

See Notes to Condensed Consolidated Financial Statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

Interest income:
Loans, including fees	$28,213	$27,962	$57,791	$55,111
Investment securities	2,267	2,406	4,399	4,860
Fed funds sold and interest-bearing balances in banks	1,634	2,693	3,770	5,342
FHLB dividends	23	248	607	497
FRB dividends	112	144	232	289
Total interest and dividend income	32,249	33,453	66,799	66,099
Interest expense:
Deposits	8,399	9,209	17,363	17,892
Subordinated debt	—	892	—	1,783
Junior subordinated deferrable interest debentures	119	192	509	384
Other borrowings	3	—	3	—
Total interest expense	8,521	10,293	17,875	20,059
Net interest income	23,728	23,160	48,924	46,040
Provision for credit losses	5,241	203	4,571	845
Net interest income after provision for credit losses	18,487	22,957	44,353	45,195
Noninterest income:
Gain on sale of loans	89	54	212	252
Gain (loss) on equity securities	95	7	153	(248)
Service charges and other fees	875	913	1,616	1,858
Loan servicing and other loan fees	353	516	640	905
Loss on investment in Small Business Investment Company (“SBIC”) fund	(193)	(227)	(108)	(336)
Other income and fees	267	250	518	522
Total noninterest income	1,486	1,513	3,031	2,953
Noninterest expense:
Salaries and employee benefits	21,049	9,728	31,898	19,663
Occupancy and equipment	2,085	2,183	4,212	4,319
Data processing	2,039	1,913	4,077	3,766
Other expense	1,985	1,930	3,477	3,995
Total noninterest expense	27,158	15,754	43,664	31,743
(Loss) income before provision for income tax (benefit) expense	(7,185)	8,716	3,720	16,405
Provision for income tax (benefit) expense	(223)	2,352	2,502	4,339
Net (loss) income	$(6,962)	$6,364	$1,218	$12,066
Net (loss) income per common share:
Basic (loss) earnings per common share	$(0.64)	$0.58	$0.11	$1.09
Weighted average common shares outstanding	10,909,317	11,002,967	10,909,197	11,069,145

Diluted (loss) earnings per common share	$(0.64)	$0.58	$0.11	$1.09
Weighted average common shares outstanding	10,909,317	11,002,967	10,909,197	11,069,145

See Notes to Condensed Consolidated Financial Statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

Net (loss) income	$(6,962)	$6,364	$1,218	$12,066
Other comprehensive (loss) income:
Change in unrealized gain on AFS securities	653	1,105	971	4,033
Deferred tax (benefit) expense	(182)	(316)	(160)	(1,149)
Other comprehensive income, net of tax	471	789	811	2,884
Total comprehensive (loss) income	$(6,491)	$7,153	$2,029	$14,950

See Notes to Condensed Consolidated Financial Statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except for share and per share data)

(unaudited)

				Accumulated
		Common	Additional	Other		Total
	Number of	Stock	Paid in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Capital	Income/(Loss)	Earnings	Equity
Three months ended June 30, 2026
Balance, April 1, 2026	10,909,317	$166,186	$287	$(6,294)	$183,809	$343,988
Net loss					(6,962)	(6,962)
Other comprehensive income, net				471		471
Cash dividends of $0.30 per share					(3,273)	(3,273)
Stock based compensation		1,166				1,166
Balance, June 30, 2026	10,909,317	$167,352	$287	$(5,823)	$173,574	$335,390

Three months ended June 30, 2025
Balance, April 1, 2025	11,089,682	$171,099	$287	$(10,911)	$168,862	$329,337
Net income					6,364	6,364
Other comprehensive income, net				789		789
Cash dividends of $0.20 per share					(2,198)	(2,198)
Stock based compensation		151				151
Repurchase of shares	(148,450)	(3,881)				(3,881)
Balance, June 30, 2025	10,941,232	$167,369	$287	$(10,122)	$173,028	$330,562

				Accumulated
		Common	Additional	Other		Total
	Number of	Stock	Paid in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Capital	Income/(Loss)	Earnings	Equity
Six months ended June 30, 2026
Balance, January 1, 2026	10,887,681	$165,998	$287	$(6,634)	$178,903	$338,554
Net income					1,218	1,218
Other comprehensive income, net				811		811
Restricted stock granted	21,636					—
Cash dividends of $0.60 per share					(6,547)	(6,547)
Stock based compensation		1,354				1,354
Balance, June 30, 2026	10,909,317	$167,352	$287	$(5,823)	$173,574	$335,390

Six months ended June 30, 2025
Balance, January 1, 2025	11,121,475	$172,254	$287	$(13,006)	$164,831	$324,366
Net income					12,066	12,066
Other comprehensive income, net				2,884		2,884
Restricted stock granted	22,221					—
Forfeiture of restricted stock granted	(3,221)					—
Cash dividends of $0.35 per share					(3,869)	(3,869)
Stock based compensation		302				302
Repurchase of shares	(199,243)	(5,187)				(5,187)
Balance, June 30, 2025	10,941,232	$167,369	$287	$(10,122)	$173,028	$330,562

See Notes to Condensed Consolidated Financial Statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six months ended
	June 30,
	2026	2025

Cash flows from operating activities:
Net income	$1,218	$12,066
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,571	845
Deferred tax (benefit) expense	(3,382)	801
(Accretion) amortization on acquired loans	(158)	7
Gain on sale of loans	(212)	(252)
Proceeds from sale of loans originated for sale	2,810	4,496
Loans originated for sale	(2,579)	(3,372)
Amortization on junior subordinated debentures	255	41
Increase in cash surrender value of life insurance policies	(393)	(377)
Amortization of premiums on investment securities, net	50	57
(Gain) loss on equity securities	(153)	248
Depreciation and amortization	995	966
Core deposit intangible amortization	227	506
Stock based compensation expense	1,354	302
Increase (decrease) in deferred loan origination fees, net	119	(476)
Net change in interest receivable and other assets	(3,679)	2,945
Increase in salary continuation plan, net	113	123
Net change in interest payable and other liabilities	10,967	(3,278)
Net cash provided by operating activities	12,123	15,648
Cash flows from investing activities:
Proceeds from maturities of interest bearing deposits in banks	—	249
Purchase of investment securities AFS	(24,414)	(3,580)
Proceeds from maturities, repayments and calls of investment securities AFS	23,333	16,201
Purchase of FHLB stock	(522)	(211)
Purchase of FRB stock	(11)	(8)
Proceeds from sale of loans held for investment	8,658	—
Purchase of loans	(66,548)	(20,644)
Decrease (increase) in loans, net	47,503	(24,940)
Purchase of equipment and leasehold improvements, net	(907)	(892)
Net cash used in investing activities	(12,908)	(33,825)

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(In thousands)

(unaudited)

	Six months ended
	June 30,
	2026	2025

Cash flows from financing activities:
Increase (decrease) in noninterest and interest bearing deposits in banks, net	62,527	(47,807)
(Decrease) increase in time deposits, net	(106,249)	432
Repayment of junior subordinated debentures	(3,093)	—
Increase in other borrowings, net	25,000	—
Repurchase of common stock	—	(5,187)
Dividends paid on common stock	(6,532)	(1,669)
Net cash used in financing activities	(28,347)	(54,231)
Decrease in cash and cash equivalents	(29,132)	(72,408)
Cash and cash equivalents at beginning of period	206,514	364,032
Cash and cash equivalents at end of period	$177,382	$291,624

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$17,565	$20,024
Income taxes paid, net	5,999	4,953

Non-cash investing and financing activities:
Change in unrealized gain on AFS securities, net of tax	$811	$2,884
Transfer of loans to held-for-sale	—	276
Recognition of ROU assets in exchange for lease obligations	3,660	1,469
Cash dividends declared on common stock not yet paid	(3,273)	(2,198)

See Notes to Condensed Consolidated Financial Statements.

NOTE 1 – BASIS OF PRESENTATION

BayCom Corp (the “Company”) is a bank holding company headquartered in Walnut Creek, California. United Business Bank (the “Bank”), the Company’s wholly owned banking subsidiary, is a California state-chartered bank which provides a broad range of financial services primarily to local small and mid-sized businesses, service professionals and individuals. In its 22 years of operation, the Bank has grown to 34 full-service banking branches at June 30, 2026, with 16 locations in California, one in Nevada, one in Washington, five in New Mexico and 11 in Colorado. The condensed consolidated financial statements include the accounts of the Company and the Bank.

All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements include all adjustments of a normal and recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. Dollar amounts presented in the consolidated financial statements and related footnote tables are rounded to the nearest thousand dollars except per share amounts. Amounts of $1.0 million or more, but less than $1.0 billion, are rounded to one decimal place, and amounts of $1.0 billion and above are rounded to two decimal places.

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

NOTE 2 - ACCOUNTING GUIDANCE NOT YET EFFECTIVE AND ADOPTED ACCOUNTING GUIDANCE

Recent Accounting Guidance Not Yet Effective

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement (Topic 220) – Reporting Comprehensive Income – Expense Disaggregation Disclosures, which requires public business entities to disclose disaggregated information about specific natural expense categories included in relevant expense captions presented on the face of the income statement within continuing operations, including employee compensation, depreciation, and amortization of intangible assets. The amendments are effective for public business entities for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Entities are required to adopt the amendments prospectively.

In January 2025, the FASB issued ASU 2025-01, Income Statement (Topic 220) – Reporting Comprehensive Income – Expense Disaggregation Disclosures: Clarifying the Effective Date, to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual periods beginning after December 15, 2027. The Company is currently evaluating the impact of these amendments on its consolidated financial statements and related disclosures.

In November 2025, the FASB issued ASU 2025-08, Financial Instruments  – Credit losses (Topic 326) – Purchased Loans, to improve the accounting for certain purchased loans, specifically purchased seasoned loans (“PSLs”). The amendments expand the application of the gross-up approach to qualifying purchased loans acquired without significant credit deterioration. Under the amendments, an allowance for credit losses is recorded at acquisition with a corresponding adjustment to the loan’s amortized cost basis, thereby eliminating the recognition of a Day 1 provision for credit losses for such loans. The amendments are effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270), to clarify interim disclosure requirements by providing a comprehensive list of disclosures that are required in interim reporting periods. The amendments also introduce a disclosure principle requiring entities to disclose events and changes occurring after the end of the most recent annual reporting period that have a material impact on the entity. The amended guidance is effective for the Company on January 1, 2028, with early adoption permitted. The amendments may be applied on either a prospective or retrospective basis. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

NOTE 3 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of securities AFS at the dates indicated are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
June 30, 2026
Municipal securities	$25,559	$105	$(742)	$24,922
Mortgage-backed securities	60,710	250	(2,790)	58,170
Collateralized mortgage obligations	43,023	123	(1,579)	41,567
SBA securities	2,270	7	(42)	2,235
ABS securities	828	—	(7)	821
Corporate bonds	58,393	19	(3,417)	54,995
Total	$190,783	$504	$(8,577)	$182,710

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
December 31, 2025
Municipal securities	$26,278	$159	$(803)	$25,634
Mortgage-backed securities	47,908	366	(2,596)	45,678
Collateralized mortgage obligations	45,263	214	(1,333)	44,144
SBA securities	2,779	7	(38)	2,748
ABS securities	1,677	—	(6)	1,671
Corporate bonds	64,848	74	(5,089)	59,833
Total	$188,753	$820	$(9,865)	$179,708

No allowance for credit losses was recognized on investment debt securities AFS in an unrealized loss position at both June 30, 2026 and December 31, 2025.

Amortized cost and fair value exclude accrued interest receivable of $1.3 million at both June 30, 2026 and December 31, 2025, which is included in interest receivable and other assets in the condensed consolidated balance sheets.

During the three and six months ended June 30, 2026 and 2025, the Company sold no securities AFS.

The amortized cost and estimated fair value of securities AFS at the dates indicated by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2026		December 31, 2025
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value

Securities AFS
Due in one year or less	$4,382	$4,261	$5,417	$4,819
Due after one through five years	25,375	24,126	20,602	19,600
Due after five years through ten years	63,852	59,504	75,478	70,038
Due after ten years	97,174	94,819	87,256	85,251
Total	$190,783	$182,710	$188,753	$179,708

At both June 30, 2026 and December 31, 2025, there were no securities pledged.

The estimated fair value and gross unrealized losses for securities AFS aggregated by the length of time that individual securities have been in a continuous unrealized loss position at the dates indicated were as follows:

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
June 30, 2026
Municipal securities	$3,589	$(43)	$12,028	$(699)	$15,617	$(742)
Mortgage-backed securities	22,889	(384)	18,708	(2,406)	41,597	(2,790)
Collateralized mortgage obligations	14,820	(299)	15,478	(1,280)	30,298	(1,579)
SBA securities	244	(3)	1,229	(39)	1,473	(42)
ABS securities	—	—	821	(7)	821	(7)
Corporate bonds	2,959	(41)	50,660	(3,376)	53,619	(3,417)
Total	$44,501	$(770)	$98,924	$(7,807)	$143,425	$(8,577)

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
December 31, 2025
Municipal securities	$3,011	$(19)	$12,314	$(784)	$15,325	$(803)
Mortgage-backed securities	4,481	(29)	21,412	(2,567)	25,893	(2,596)
Collateralized mortgage obligations	3,720	(35)	20,913	(1,298)	24,633	(1,333)
SBA securities	445	—	1,509	(38)	1,954	(38)
ABS securities	883	(3)	788	(3)	1,671	(6)
Corporate bonds	987	(13)	57,424	(5,076)	58,411	(5,089)
Total	$13,527	$(99)	$114,360	$(9,766)	$127,887	$(9,865)

At June 30, 2026, the Company held 314 securities AFS, of which 153 were in an unrealized loss position for more than twelve months and 51 were in an unrealized loss position for less than twelve months. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

Allowance for credit losses on investment debt securities available-for-sale

Investment debt securities in an unrealized loss position as of June 30, 2026 were evaluated to determine whether the decline in fair value below amortized cost basis resulted from credit losses or changes in required yields by investors in these types of securities, among other factors. This assessment first includes a determination of whether the Company intends to sell the security, or whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, less any current-period credit losses. In making this assessment, management considers the nature of the security and any related government guarantees, any changes to the rating of the security by a rating agency, the creditworthiness of the issuers and guarantors, the underlying collateral, the financial conditions and prospects of the issuer, and any adverse conditions specifically related to the security, among other factors.

As of June 30, 2026, the Company expected to recover the amortized cost basis of its securities. The Company has no present intent to sell any investment securities with unrealized losses, and it is not more likely than not that the Company will be required to sell such securities before recovery of their amortized cost. The decline in fair value is largely attributed to changes in interest rates and other market conditions. The issuers of these securities continue to make timely principal and interest payments. No allowance for credit losses was recognized on investment debt securities AFS in an unrealized loss position, as management has determined that the decline in fair value is not attributable to credit losses at June 30, 2026.

Equity Securities

The Company recognized a net gain on equity securities of $95,000 and $153,000 for the three and six months ended June 30, 2026 and a net gain of $7,000 and a net loss of $248,000 for the three and six months ended June 30, 2025, respectively. Equity securities were $11.7 million at June 30, 2026 compared to $12.6 million at December 31, 2025. The decrease primarily was due to the redemption of one equity security for $1.0 million at par in the current quarter, with no gain or loss recognized, partially offset by net unrealized gains recognized during the period.

NOTE 4 – LOANS

The Company’s loan portfolio at the dates indicated is summarized below:

	June 30,	December 31,
	2026	2025
Commercial and industrial	$156,003	$175,409
Construction and land	10,143	8,958
Commercial real estate	1,737,608	1,766,964
Residential	169,786	113,186
Consumer	1,164	1,175
Total loans	2,074,704	2,065,692
Net deferred loan costs	525	644
Allowance for credit losses	(22,950)	(21,210)
Net loans	$2,052,279	$2,045,126

Net loans exclude accrued interest receivable of $6.7 million and $6.6 million at June 30, 2026 and December 31, 2025, respectively, which is included in interest receivable and other assets in the condensed consolidated balance sheets.

The Company’s total individually evaluated loans, including collateral dependent loans, nonaccrual loans, modified loans to borrowers experiencing financial difficulty, and purchase credit deteriorated (“PCD”) loans, are summarized as follows:

	Commercial	Construction	Commercial
	and industrial	and land	real estate	Residential	Consumer	Total
June 30, 2026
Recorded investment in loans individually evaluated:
With no specific allowance recorded	$—	$—	$2,052	$—	$—	$2,052
With a specific allowance recorded	—	—	7,844	—	—	7,844
Total recorded investment in loans individually evaluated	$—	$—	$9,896	$—	$—	$9,896
Specific allowance on loans individually evaluated	$—	$—	$2,911	$—	$—	$2,911

December 31, 2025
Recorded investment in loans individually evaluated:
With no specific allowance recorded	$—	$—	$9,680	$711	$—	$10,391
With a specific allowance recorded	—	—	4,472	—	—	4,472
Total recorded investment in loans individually evaluated	$—	$—	$14,152	$711	$—	$14,863
Specific allowance on loans individually evaluated	$—	$—	$1,428	$—	$—	$1,428

The recorded investment in individually evaluated loans on nonaccrual were $9.1 million and $13.4 million at June 30, 2026 and December 31, 2025, respectively.

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

During the three and six months ended June 30, 2026, there was one modification for $1.5 million to a borrower experiencing financial difficulty. During both the three and six months ended June 30, 2025, there were no modifications of loans to borrowers experiencing financial difficulty. The loan modified during the three and six months ended June 30, 2026 was a term extension, which extended the maturity date by approximately nine months.

A summary of previously modified loans to borrowers experiencing financial difficulty by type of concession and type of loan, as of the dates indicated, is set forth below:

	Number of	Rate	Term	Rate & term		% of Total
	loans	modification	modification	modification	Total	loans outstanding
June 30, 2026
Commercial and industrial	—	$—	$—	$—	$—	—%
Construction and land	—	—	—	—	—	—%
Commercial real estate	2	—	1,990	—	1,990	0.11%
Residential	—	—	—	—	—	—%
Consumer	—	—	—	—	—	—%
Total	2	$—	$1,990	$—	$1,990	0.11%

	Number of	Rate	Term	Rate & term		% of Total
	loans	modification	modification	modification	Total	loans outstanding
December 31, 2025
Commercial and industrial	1	$—	$73	$—	$73	0.04%
Construction and land	—	—	—	—	—	—%
Commercial real estate	1	—	554	—	554	0.03%
Residential	1	—	711	—	711	0.63%
Consumer	—	—	—	—	—	—%
Total	3	$—	$1,338	$—	$1,338	0.06%

For the three and six months ended June 30, 2026 and 2025, the Company recorded no charge-offs for modified loans to borrowers experiencing financial difficulty.

At June 30, 2026 and December 31, 2025, individually evaluated modified loans to borrowers experiencing financial difficulty had a specific allowance of $594,000 and none, respectively. At both dates, none of the modified loans to borrowers experiencing financial difficulty were performing in accordance with their modified terms. All accruing modified loans to borrowers experiencing financial difficulty, if any, are included in the loans individually evaluated in the calculation of the allowance for credit losses.

Risk Rating System

The Company evaluates and assigns a risk grade to each loan based on criteria designed to assess the credit quality of the loan. Each loan is assigned a risk grade at origination and continually reviewed until the debt is repaid. Any material adverse or beneficial trends will trigger a review of the assigned risk grade. Loans with low to average credit risk are assigned a lower risk grade than those with higher credit risk as determined by the individual loan characteristics.

The Company’s Pass loans include loans with acceptable business or individual credit risk where the borrower’s operations, cash flow, collateral or financial condition support repayment in accordance with the contractual terms and indicate low to average levels of risk.

Loans assigned higher risk grades are loans that generally exhibit the following characteristics:

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

Loans in this category would be characterized by any of the following situations:

●	Credit that is currently protected but exhibits potential weakness;

●	Credit that is difficult to administer because of deficiencies in loan documentation, collateral control, loan agreements, or other deviations from established lending practices; or
●	Adverse financial or operating trends.

Substandard loans are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged. Loans classified substandard must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Substandard loans are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. A loan may be classified as Substandard even though a specific loss has not yet been identified. A loan can be fully and adequately secured and still be considered Substandard.

Some characteristics of Substandard loans are:

●	Inability to service debt from ordinary and recurring cash flow;
●	Chronic delinquency;
●	Reliance upon alternative sources of repayment;
●	Term loans that are granted on liberal terms because the borrower cannot service normal payments for that type of debt;
●	Repayment is dependent upon the liquidation of collateral;
●	Inability to perform as agreed, but adequately protected by collateral;
●	Necessity to renegotiate payments to a non-standard level to ensure performance; and
●	The borrower is in bankruptcy, or for any other reason, future repayment is dependent on court action.

Doubtful loans possess all the weaknesses inherent in loans classified as Substandard with the added characteristic that collection or liquidation in full, based on currently existing facts, conditions, and values, is highly questionable and improbable. Doubtful loans have a high probability of loss, yet certain specific and identifiable factors may strengthen the credit and improve the prospects for repayment.

Losses are recognized as charges to the allowance when the loan or portion of the loan is considered uncollectible or at the time of foreclosure. Recoveries on loans previously charged off are credited to the allowance for credit losses.

Revolving loans that are converted to term loans are treated as new originations for purposes of the tables below but continue to be presented based on the year of the original revolving loan’s initial origination. During the six months ended June 30, 2026, and the year ended December 31, 2025, $3.9 million and none, respectively, of the Company’s revolving loans were converted to term loans.

The following tables present the internally assigned risk grade by class of loans at the dates indicated:

							Revolving
	Term loans - amortized cost by origination year						loans
	2026	2025	2024	2023	2022	Prior	amortized cost	Total
June 30, 2026
Commercial and industrial:
Pass	$6,788	$27,841	$41,980	$11,869	$14,701	$29,746	$22,619	$155,544
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	99	—	348	12	459
Total commercial and industrial	$6,788	$27,841	$41,980	$11,968	$14,701	$30,094	$22,631	$156,003
YTD gross charge-offs	$—	25	—	—	—	—	—	$25
Construction and land:
Pass	$—	$365	$9,500	—	—	278	—	$10,143
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total construction and land	$—	$365	$9,500	$—	$—	$278	$—	$10,143
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Pass	$101,777	$315,935	$168,713	59,673	329,422	673,608	703	$1,649,831
Special mention	—	—	8,542	—	4,561	39,693	—	52,796
Substandard	—	—	—	—	5,079	29,902	—	34,981
Total commercial real estate	$101,777	$315,935	$177,255	$59,673	$339,062	$743,203	$703	$1,737,608
YTD gross charge-offs	$—	—	—	—	—	2,878	—	$2,878
Residential:
Pass	$65,019	$46,745	$17,256	—	—	35,735	4,862	$169,617
Special mention	—	—	—	—	—	—	9	9
Substandard	—	—	—	—	—	96	64	160
Total residential	$65,019	$46,745	$17,256	$—	$—	$35,831	$4,935	$169,786
YTD gross charge-offs	$—	—	—	—	—	—	—	$—
Consumer:
Pass	$150	$201	$301	—	11	107	394	$1,164
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer	$150	$201	$301	$—	$11	$107	$394	$1,164
YTD gross charge-offs	$—	—	—	—	—	1	—	$1
Total loans outstanding
Risk ratings
Pass	$173,734	$391,087	$237,750	$71,542	$344,134	$739,474	$28,578	$1,986,299
Special mention	—	—	8,542	—	4,561	39,693	9	52,805
Substandard	—	—	—	99	5,079	30,346	76	35,600
Total loans outstanding	$173,734	$391,087	$246,292	$71,641	$353,774	$809,513	$28,663	$2,074,704
YTD gross charge-offs	$—	$25	$—	$—	$—	$2,879	$—	$2,904

							Revolving
	Term loans - amortized cost by origination year						loans
	2025	2024	2023	2022	2021	Prior	amortized cost	Total
December 31, 2025
Commercial and industrial:
Pass	$32,969	$48,839	$14,375	$16,454	$7,202	$27,511	$26,011	$173,361
Special mention	—	—	—	—	—	580	—	580
Substandard	—	—	152	—	55	980	281	1,468
Total commercial and industrial	$32,969	$48,839	$14,527	$16,454	$7,257	$29,071	$26,292	$175,409
YTD gross charge-offs	$—	41	—	—	—	154	—	$195
Construction and land:
Pass	$228	$8,412	$—	—	115	203	—	$8,958
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total construction and land	$228	$8,412	$—	$—	$115	$203	$—	$8,958
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Pass	$324,728	$177,675	$67,901	320,160	333,477	397,516	3,287	$1,624,744
Special mention	—	—	—	32,144	23,672	39,213	—	95,029
Substandard	—	—	4,835	—	14,642	27,714	—	47,191
Total commercial real estate	$324,728	$177,675	$72,736	$352,304	$371,791	$464,443	$3,287	$1,766,964
YTD gross charge-offs	$—	—	—	—	—	840	—	$840
Residential:
Pass	$47,156	$23,536	$—	—	30,969	6,121	4,515	$112,297
Special mention	—	—	—	—	—	—	11	11
Substandard	—	—	—	—	20	794	64	878
Total residential	$47,156	$23,536	$—	$—	$30,989	$6,915	$4,590	$113,186
YTD gross charge-offs	$—	—	—	—	1	—	—	$1
Consumer:
Pass	$273	$119	$260	17	10	102	394	$1,175
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer	$273	$119	$260	$17	$10	$102	$394	$1,175
YTD gross charge-offs	$—	—	—	—	—	5	—	$5
Total loans outstanding
Risk ratings
Pass	$405,354	$258,581	$82,536	$336,631	$371,773	$431,453	$34,207	$1,920,535
Special mention	—	—	—	32,144	23,672	39,793	11	95,620
Substandard	—	—	4,987	—	14,717	29,488	345	49,537
Total loans outstanding	$405,354	$258,581	$87,523	$368,775	$410,162	$500,734	$34,563	$2,065,692
YTD gross charge-offs	$—	$41	$—	$—	$1	$999	$—	$1,041

The following tables provide an aging of the Company’s loans receivable as of the dates indicated:

								Recorded
			90 Days					investments
	30–59 Days	60–89 Days	or more	Total			Total loans	90 days or more past due
	past due	past due	past due	past due	Current	PCD loans	receivable	and still accruing
June 30, 2026
Commercial and industrial	$1,382	$33	$723	$2,138	$153,865	$—	$156,003	$—
Construction and land	—	—	—	—	10,143	—	10,143	—
Commercial real estate	2,083	—	2,957	5,040	1,719,723	12,845	1,737,608	677
Residential	44	—	—	44	169,675	67	169,786	—
Consumer	—	—	—	—	1,164	—	1,164	—
Total	$3,509	$33	$3,680	$7,222	$2,054,570	$12,912	$2,074,704	$677

								Recorded
			90 Days					investments
	30–59 Days	60–89 Days	or more	Total			Total loans	90 days or more past due
	past due	past due	past due	past due	Current	PCD loans	receivable	and still accruing
December 31, 2025
Commercial and industrial	$671	$119	$748	$1,538	$173,871	$—	$175,409	$—
Construction and land	—	—	—	—	8,958	—	8,958	—
Commercial real estate	818	—	1,942	2,760	1,747,458	16,746	1,766,964	—
Residential	40	—	711	751	112,393	42	113,186	—
Consumer	1	—	—	1	1,174	—	1,175	—
Total	$1,530	$119	$3,401	$5,050	$2,043,854	$16,788	$2,065,692	$—

Nonaccrual loans totaled $9.1 million and $13.4 million at June 30, 2026 and December 31, 2025, respectively. Nonaccrual loans guaranteed by a government agency, which reduces the Company’s credit exposure, were $862,000 at June 30, 2026 compared to $1.7 million at December 31, 2025. At June 30, 2026, nonaccrual loans included $1.4 million of loans 30-89 days past due and $4.7 million of loans less than 30 days past due. At December 31, 2025, nonaccrual loans included $562,000 of loans 30-89 days past due and $9.4 million of loans less than 30 days past due. The decrease in nonaccrual loans was primarily due to the payoff of six nonaccrual loans totaling $2.3 million and the sale of two nonaccrual loans totaling $7.7 million, partially offset by three new nonaccrual commercial real estate loans totaling $6.4 million.

At June 30, 2026, the $1.4 million of nonaccrual loans 30-89 days past due were comprised of one loan and the $4.7 million of loans less than 30 days past due were comprised of 13 loans. All of these loans were placed on nonaccrual due to concerns over the financial condition of the borrowers.

At June 30, 2026, there were two loans that were 90 days or more past due and still accruing, with a balance of $677,000 compared to no loans 90 days or more past due and still accruing at December 31, 2025.

Interest foregone on nonaccrual loans was approximately $223,000 and $423,000 for the three and six months ended June 30, 2026, compared to $370,000 and $639,000 for the three and six months ended June 30, 2025. Interest income recognized on nonaccrual loans was approximately $338,000 and $478,000 for the three and six months ended June 30, 2026, compared to $31,000 and $66,000 for the three and six months ended June 30, 2025.

Pledged Loans

The Bank’s FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $1.08 billion and $1.10 billion at June 30, 2026 and December 31, 2025, respectively. At June 30, 2026 and December 31, 2025, $74.8 million and $88.0 million of loans were pledged to the FRB of San Francisco, respectively. For additional information, see “Note 11 - Borrowings” of the Notes to Condensed Consolidated Financial Statements.

NOTE 5 – ALLOWANCE FOR CREDIT LOSSES FOR LOANS

The following tables summarize the Company’s allowance for credit losses for loans, reserve for unfunded commitments, and loan balances individually and collectively evaluated by type of loan, as of the dates and for the periods indicated:

	Commercial	Construction	Commercial				Reserve for
	and industrial	and land	real estate	Residential	Consumer	Total	unfunded commitments
Three months ended June 30, 2026
Allowance for credit losses
Beginning balance	$4,083	$527	$14,056	$1,922	$12	$20,600	$335
Charge-offs	(25)	—	(2,862)	—	—	(2,887)	—
Recoveries	41	—	—	—	—	41	—
(Reversal of) provision for credit losses	(377)	(4)	4,616	967	(6)	5,196	45
Ending balance	$3,722	$523	$15,810	$2,889	$6	$22,950	$380

Six months ended June 30, 2026
Allowance for credit losses:
Beginning balance	$4,173	$470	$14,601	$1,957	$9	$21,210	$410
Charge-offs	(25)	—	(2,878)	—	(1)	(2,904)	—
Recoveries	43	—	—	—	—	43	—
(Reversal of) provision for credit losses	(469)	53	4,087	932	(2)	4,601	(30)
Ending balance	$3,722	$523	$15,810	$2,889	$6	$22,950	$380

June 30, 2026
Allowance for credit losses:
Loans individually evaluated	$—	$—	$2,911	$—	$—	$2,911
Loans collectively evaluated	3,722	523	12,434	2,889	6	19,574
PCD loans	—	—	465	—	—	465

Loans receivable:
Individually evaluated	$—	$—	$9,896	$—	$—	$9,896
Collectively evaluated	156,003	10,143	1,714,867	169,719	1,164	2,051,896
PCD loans	—	—	12,845	67	—	12,912
Total loans	$156,003	$10,143	$1,737,608	$169,786	$1,164	$2,074,704

	Commercial	Construction	Commercial				Reserve for
	and industrial	and land	real estate	Residential	Consumer	Total	unfunded commitments
Three months ended June 30, 2025
Allowance for credit losses
Beginning balance	$4,951	$21	$11,860	$1,661	$7	$18,500	$540
Charge-offs	(93)	—	—	—	(2)	(95)	—
Recoveries	13	—	68	1	—	82	—
(Reversal of) provision for credit losses	(404)	120	399	99	(1)	213	(10)
Ending balance	$4,467	$141	$12,327	$1,761	$4	$18,700	$530

Six months ended June 30, 2025
Allowance for credit losses:
Beginning balance	$4,681	$72	$11,365	$1,780	$2	$17,900	$600
Charge-offs	(193)	—	—	(1)	(5)	(199)	—
Recoveries	15	—	68	1	—	84	—
(Reversal of) provision for credit losses	(36)	69	894	(19)	7	915	(70)
Ending balance	$4,467	$141	$12,327	$1,761	$4	$18,700	$530

June 30, 2025
Allowance for credit losses:
Loans individually evaluated	$248	$—	$591	$—	$—	$839
Loans collectively evaluated	4,219	141	11,499	1,760	4	17,623
PCD loans	—	—	237	1	—	238

Loans receivable:
Individually evaluated	$889	$—	$16,383	$929	$—	$18,201
Collectively evaluated	181,264	2,589	1,675,116	104,465	611	1,964,045
PCD loans	—	—	17,216	161	—	17,377
Total loans	$182,153	$2,589	$1,708,715	$105,555	$611	$1,999,623

For the three and six months ended June 30, 2026, the provision for credit losses and the related increase in the allowance for credit losses at June 30, 2026, compared to December 31, 2025, was primarily due to the impact of $2.8 million in net charge-offs during the quarter, together with loan growth and increased specific reserves on certain individually evaluated loans, partially offset by changes in macroeconomic forecasts. Qualitative factors remained unchanged during the three and six months ended June 30, 2026.

Net charge-offs were $2.8 million and $2.9 million for the three and six months ended June 30, 2026, compared to net charge-offs of $13,000 and $115,000 for the three and six months ended June 30, 2025, respectively.

The following table summarizes the amortized cost basis of individually evaluated collateral-dependent loans, including nonaccrual loans, modified loans to borrowers experiencing financial difficulty, and PCD loans, by loan and collateral type as of the dates indicated.

	Retail and
	Office	Hotel	Other	SFR 1-4	Total	ACL
June 30, 2026
Commercial real estate	$5,330	$2,417	$2,149	$—	$9,896	$2,911
Total	$5,330	$2,417	$2,149	$—	$9,896	$2,911

December 31, 2025
Commercial real estate	$3,338	$9,462	$1,352	$—	$14,152	$1,428
Residential	—	—	—	711	711	—
Total	$3,338	$9,462	$1,352	$711	$14,863	$1,428

The following table shows the amortized cost and allowance for credit losses for loans on nonaccrual status as of the dates indicated:

	As of June 30, 2026			As of December 31, 2025
	Nonaccrual	Nonaccrual		Nonaccrual	Nonaccrual
	with no allowance	with allowance	Total	with no allowance	with allowance	Total
	for credit losses	for credit losses	nonaccrual	for credit losses	for credit losses	nonaccrual
Commercial and industrial	$—	$748	$748	$—	$839	$839
Commercial real estate	2,105	6,250	8,355	5,891	5,997	11,888
Residential	—	1	1	711	5	716
Total	$2,105	$6,999	$9,104	$6,602	$6,841	$13,443

As part of its acquisition of Pacific Enterprise Bancorp (“PEB”) in 2022, the Company acquired certain small business loans to borrowers qualified under The California Capital Access Program for Small Business, a state guaranteed loan program sponsored by the California Pollution Control Financing Authority (“CalCAP”). Under this loan program, the borrower, CalCAP and the participating lender contributed funds to a loss reserve account held in a demand deposit account at the participating lender. The borrower’s contributions to the loss reserve account are attributed to the participating lender. Losses on qualified loans are charged to this account after approval by CalCAP. Under the program, if a loan defaults, the participating lender has immediate coverage of 100% of the loss. The participating lender must return recoveries from the borrower, less expenses, to the credit loss reserve account. The funds in the loss reserve account are the property of CalCAP; however, in the event that the participating lender leaves the program any excess funds, after all loans have been repaid or unenrolled from the program by the participating lender and provided there are no pending claims for reimbursement, the remaining excess funds are distributed to CalCAP and the participating lender based on their respective contributions to the loss reserve account. Funds contributed by the participating lender to the loss reserve account are treated as a receivable from CalCAP and evaluated for credit losses quarterly. As of June 30, 2026 and December 31, 2025, the Company had $3.8 million and $9.3 million, respectively, of loans enrolled in this loan program. The Company had a loss reserve account of $2.4 million and $4.9 million as of June 30, 2026 and December 31, 2025, respectively.

In addition, as successor to PEB, the Company was approved by CalCAP, in partnership with the California Air Resources Board, to originate loans to California truckers in the On-Road Heavy-Duty Vehicle Air Quality Loan Program. Under this loan program, CalCAP solely contributes funds to a loss reserve account held in a demand deposit account at the participating lender. Losses are handled in the same manner as described above. The funds are the property of CalCAP and are payable upon termination of the program. When the loss reserve account balance exceeds the total associated loan balance, the excess is to be remitted to CalCAP. The Company originated loans under this program of $530,000 and $825,000 during the three and six months ended June 30, 2026 and $5.5 million and $8.9 million during the three and six months ended June 30, 2025, respectively. As of June 30, 2026, the Company had $13.0 million of loans enrolled in this program and a loss reserve account of $4.7 million. As of December 31, 2025, the Company had $19.0 million of loans enrolled in this program and a loss reserve account of $4.9 million.

NOTE 6 – PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at the dates indicated:

	June 30,	December 31,
	2026	2025
Premises owned	$11,746	$11,570
Leasehold improvements	4,286	4,268
Furniture, fixtures and equipment	11,296	10,690
Less accumulated depreciation and amortization	(14,196)	(13,308)
Total premises and equipment, net	$13,132	$13,220

Depreciation and amortization included in occupancy and equipment expense totaled $551,000 and $1.1 million for the three and six months ended June 30, 2026, and $496,000 and $1.0 million for the three and six months ended June 30, 2025, respectively.

NOTE 7 – LEASES

The Company leased 19 branches under noncancelable operating leases as of June 30, 2026. These leases expire on various dates through 2030. Many of these lease agreements include one or more renewal options, exercisable at the Company’s discretion. When the Company determines at lease commencement that it is reasonably certain to exercise a renewal option, the extended lease term is included in the measurement of the ROU asset and corresponding lease liability.

The Company uses the discount rate implicit in the lease when it is readily determinable. In instances where the implicit rate is not available, which is typically the case, the Company applies its incremental borrowing rate, determined  on a collateralized basis and over a term comparable to the lease term, as of the lease commencement date.

The below maturity schedule presents, as of June 30, 2026, the undiscounted lease payments for the next five years and thereafter:

For remainder of 2026	$1,986
2027	4,124
2028	4,079
2029	3,644
2030	1,623
Thereafter	1,764
Total undiscounted cash flows	17,220
Less: interest	(1,528)
Present value of lease payments	$15,692

The following table presents the weighted average lease term and discount rate at the dates indicated:

	June 30, 2026		December 31, 2025
Weighted-average remaining lease term	4.6	years	4.1	years
Weighted-average discount rate	4.0%		3.9%

            The following table presents certain information related to the operating lease costs included in occupancy and equipment expense on the Condensed Consolidated Statements of Income for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating lease cost	$958	$1,037	$1,924	$2,083
Short-term lease cost	—	—	—	—
Less: Sublease income	(26)	(21)	(39)	(46)
Total operating lease cost, net	$932	$1,016	$1,885	$2,037

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Goodwill is determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and the liabilities assumed as of the acquisition date. Goodwill and other intangible assets are assessed for impairment annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Core deposit intangible represents the estimated future benefit of deposits related to an acquisition and is recorded separately from the related deposits and amortized over an estimated useful life of seven to ten years.

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

Changes in the Company's goodwill during the periods indicated were as follows:

	Six months ended	Year ended
	June 30, 2026	December 31, 2025
Balance at beginning of period	$38,838	$38,838
Acquired goodwill	—	—
Impairment	—	—
Balance at end of period	$38,838	$38,838

Core Deposit Intangible

Changes in the Company’s core deposit intangible during the periods indicated were as follows:

	Six months ended	Year ended
	June 30, 2026	December 31, 2025
Balance at beginning of period	$1,745	$2,693
Less amortization	(227)	(948)
Balance at end of period	$1,518	$1,745

Estimated annual amortization expense at June 30, 2026 was as follows:

For remainder of 2026	$228
2027	455
2028	455
2029	372
Thereafter	8
Total	$1,518

NOTE 9 – INTEREST RECEIVABLE AND OTHER ASSETS

The Company’s interest receivable and other assets at the dates indicated consisted of the following:

	June 30,	December 31,
	2026	2025
Tax assets, net	$17,497	$13,684
Accrued interest receivable	8,318	8,344
Investment in SBIC fund	2,855	2,963
Investment in Community Reinvestment Act fund	2,000	2,000
Prepaid assets	2,383	2,254
Servicing assets	316	388
Investment in Low Income Housing Tax Credit ("LIHTC") partnerships, net	3,978	3,290
Investment in statutory trusts	376	550
CalCAP reserve receivable	1,375	1,375
Other assets	4,162	3,544
Total interest receivable and other assets	$43,260	$38,392

NOTE 10 – DEPOSITS

The Company’s deposits at the dates indicated consisted of the following:

	June 30,	December 31,
	2026	2025
Demand deposits (1)	$576,535	$578,068
NOW accounts	255,514	264,967
Savings	71,373	71,166
Money market	805,562	732,256
Time deposits	460,934	567,183
Total	$2,169,918	$2,213,640
(1) Noninterest bearing.

Time deposits included no brokered deposits as of June 30, 2026, and December 31, 2025. At June 30, 2026, uninsured deposits totaled $1.01 billion, or 46.5% of total deposits, compared to $1.03 billion, or 46.6% of total deposits at December 31, 2025. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.

NOTE 11 – BORROWINGS

Other borrowings – The Bank has an approved secured borrowing facility with the Federal Home Loan Bank of San Francisco (the “FHLB”) for up to 25% of total assets for a term not to exceed five years under a blanket lien of certain types of loans. At June 30, 2026 and December 31, 2025, the Bank had the ability to borrow up to $531.0 million and $580.7 million, respectively, from the FHLB of San Francisco. At June 30, 2026, the Bank had $25.0 million of overnight advances outstanding from the FHLB of San Francisco, compared to no FHLB borrowings outstanding at December 31, 2025.

The Bank has been approved for discount window advances from the FRB of San Francisco secured by certain types of loans. At June 30, 2026 and December 31, 2025, the Bank had the ability to borrow up to $42.8 million and $49.3 million, respectively, from the FRB of San Francisco. At both June 30, 2026 and December 31, 2025, the Bank had no FRB of San Francisco advances outstanding.

The Bank has Federal Funds lines with four correspondent banks. Cumulative available commitments totaled $65.0 million at both June 30, 2026 and December 31, 2025. There were no amounts outstanding under these facilities at both June 30, 2026 and December 31, 2025.

Junior subordinated deferrable interest debentures – In connection with its previous acquisitions, the Company assumed junior subordinated deferrable interest debentures, totaling $5.9 million, net of fair value adjustments, with a weighted average rate of 6.43% at June 30, 2026, compared to $8.7 million, net of fair value adjustments, with a weighted average rate of 6.56% at December 31, 2025. The decrease in the amount of debentures reflects the Company’s redemption of one junior subordinated debenture during the first quarter of 2026, which included $222,000 of accelerated amortization of previously deferred debt issuance costs. The junior subordinated deferrable interest debentures mature in 2034, subject to earlier redemption by the Company at its option.

Subordinated debt – On August 10, 2020, the Company issued and sold $65.0 million aggregate principal amount of 5.25% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “Notes”) at a public offering price equal to 100% of the aggregate principal amount of the Notes. During the third quarter of 2025, the Company redeemed all the outstanding Notes. Consequently, at both June 30, 2026 and December 31, 2025, the Company had no outstanding Notes.

NOTE 12 – INTEREST PAYABLE AND OTHER LIABILITIES

The Company’s interest payable and other liabilities at the dates indicated consisted of the following:

	June 30,	December 31,
	2026	2025
Accrued expenses	$18,537	$9,608
Accounts payable	470	504
Reserve for unfunded commitments	380	410
Accrued interest payable	2,141	1,831
Other liabilities	1,430	1,623
Total	$22,958	$13,976

NOTE 13 – OTHER EXPENSES

The Company’s other expenses for the periods indicated consisted of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Professional fees	$713	$512	$1,218	$1,048
Core deposit premium amortization	113	242	227	506
Marketing and promotions	354	252	498	409
Stationery and supplies	76	78	136	144
Insurance (including FDIC premiums)	375	357	766	730
Communication and postage	246	247	476	505
Loan default related recoveries	(360)	(141)	(705)	(151)
Director fees and expenses	110	68	195	136
Bank service charges	17	16	34	33
Courier expense	212	166	382	338
Other	129	133	250	297
Total	$1,985	$1,930	$3,477	$3,995

              The Company recognizes marketing and promotion expenses as they are incurred. Advertising expense included in marketing and promotions totaled $30,000 and $47,000 for the three and six months ended June 30, 2026 and $9,000 and $14,000 for the three and six months ended June 30, 2025, respectively.

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

Generally, awards under the 2024 Plan are subject to a minimum vesting period of one year (at least three years for full vesting for the chief executive officer), provided that awards for up to 5% of the maximum shares available under the 2024 Plan (for any participant other than the chief executive officer) may provide for a shorter vesting period. Subject to adjustment as provided in the 2024 Plan, the maximum number of shares of common stock available for issuance under the 2024 Plan is 500,000, and awards granted under the 2024 Plan to any one participant in any one calendar year are subject to the following limitations: (i) aggregate grants of stock options or stock appreciation rights to any one participant are subject to an annual limit of the lesser of 100,000 shares or $2.0 million in fair market value as of the date of grant; (ii) aggregate grants of restricted stock or restricted stock units to any one participant are subject to an annual limit of the lesser of 50,000 shares or $2.0 million in fair market value as of the date of grant; and (iii) aggregate grants of performance shares or performance units to any one participant are subject to an annual limit of the lesser of 50,000 shares or $2.0 million in fair market value as of the date of grant.  In addition, subject to adjustment as provided in the 2024 Plan, the maximum aggregate number of shares that may be covered by awards granted under the 2024 Plan to any non-employee director in any one calendar year is 25,000 shares. As of June 30, 2026, a total of 442,542 shares were available for future issuance under the 2024 Plan.

2017 Omnibus Equity Incentive Plan

The Company’s shareholders approved the Company’s 2017 Omnibus Equity Incentive Plan (“2017 Plan”) in November 2017. The 2017 Plan provides for the awarding by the Company’s Board of Directors of equity incentive awards to employees and non-employee directors. An equity incentive award under the 2017 Plan may be an option, stock appreciation right, restricted stock units, stock award, other stock-based award or performance award. Factors considered by the Board in awarding equity incentives to employees include the performance of the Company, the employee’s job performance, the importance of his or her position, and his or her contribution to the organization’s goals for the award period. Generally, awards have a vesting period of one to five years. Subject to adjustment as provided in the 2017 Plan, the maximum number of shares of common stock that may be delivered pursuant to awards granted under the 2017 Plan is 450,000. The 2017 Plan provides for annual restricted stock grant limits to officers, employees and directors. The annual stock grant limit per person for officers and employees is the lesser of 50,000 shares or a value of $2.0 million, and per person for directors, the maximum is 25,000 shares. All unvested restricted shares outstanding vest in the event of a change in control of the Company. Restricted stock awards granted to non-employee directors generally vest one year from the date of grant. Awards to executive officers typically vest over three- or five-year periods, with initial vesting occurring on the one-year anniversary of the grant date. As of June 30, 2026, no shares remained available for issuance under the 2017 Plan, as the approval of the 2024 Plan by shareholders terminated the ability to grant further awards under the 2017 Plan.

The following table provides the restricted stock grant activity for the periods indicated:

	2026		2025
		Weighted-average		Weighted-average
		grant date		grant date
	Shares	fair value	Shares	fair value
Non-vested at January 1,	73,645	$22.82	74,346	$20.11
Granted	21,636	28.82	22,221	26.20
Vested	(21,582)	20.43	(20,568)	20.20
Forfeited	—	—	(3,221)	24.98
Non-vested, at March 31,	73,699	25.28	72,778	21.73
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Non-Vested, at June 30,	73,699	$25.28	72,778	$21.73

After June 30, 2026, the previously announced departures of three senior executives resulted in the acceleration of vesting of restricted stock awards representing approximately 47,205 shares in accordance with the terms of the applicable award agreements. Additionally, performance stock units were approved and granted after June 30, 2026; accordingly, no amounts related to these awards are reflected in the Company’s results of operations for the three and six months ended June 30, 2026. For additional information, see Note 19 – Subsequent Events.

NOTE 15 – FAIR VALUE MEASUREMENT

ASC Topic 820, “Fair Value Measurement,” defines fair value, establishes a framework for measuring fair value including a three-level valuation hierarchy, and expands disclosures about fair value measurements. Fair value is defined as the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date reflecting assumptions that a market participant would use when pricing an asset or liability. The hierarchy uses three levels of inputs to measure the fair value of assets and liabilities, as follows:

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

In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the lowest level of inputs that is significant to the measurement is used to determine the hierarchy for the entire asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. There were no transfers between levels during the three months ended June 30, 2026 or 2025.

At both June 30, 2026 and December 31, 2025, there were no liabilities measured at fair value on a recurring or non-recurring basis.

The following assets were measured at fair value on a recurring basis as of the dates indicated:

	Total Estimated	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
June 30, 2026
Municipal securities	$24,922	$—	$24,922	$—
Mortgage-backed securities	58,170	—	58,170	—
Collateralized mortgage obligations	41,567	—	41,567	—
SBA securities	2,235	—	2,235	—
ABS securities	821	—	821	—
Corporate bonds	54,995	—	54,995	—
Equity securities	11,707	11,707	—	—
Total	$194,417	$11,707	$182,710	$—

	Total Estimated	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
December 31, 2025
Municipal securities	$25,634	$—	$25,634	$—
Mortgage-backed securities	45,678	—	45,678	—
Collateralized mortgage obligations	44,144	—	44,144	—
SBA securities	2,748	—	2,748	—
ABS securities	1,671	—	1,671	—
Corporate bonds	59,833	—	59,833	—
Equity securities	12,554	12,554	—	—
Total	$192,262	$12,554	$179,708	$—

The following assets were measured at fair value on a nonrecurring basis as of the dates indicated:

June 30, 2026	Total Estimated	Fair Value Measurements
Individually evaluated loans	Fair Value	Level 1	Level 2	Level 3

Commercial real estate	$7,870	$—	$—	$7,870
Total	$7,870	$—	$—	$7,870

December 31, 2025	Total Estimated	Fair Value Measurements
Individually evaluated loans	Fair Value	Level 1	Level 2	Level 3

Commercial real estate	$4,493	$—	$—	$4,493
Total	$4,493	$—	$—	$4,493

The Company does not record loans at fair value on a recurring basis. However, from time to time, certain loans have individual risk characteristics not consistent with a pool of loans and are individually evaluated for credit reserves. Loans for which it is probable that payment of interest and principal will not be made in accordance with the original contractual terms of the loan agreement are typically individually evaluated. The fair value of individually evaluated loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise and liquidation value and discounted cash flows. Those individually evaluated loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. When the fair value of the collateral is based on an observable market price or a current appraised value that uses substantially observable data, the Company records the individually evaluated loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is less than the appraised value or the appraised value contains a significant assumption and there is no observable market price, the Company records the individually evaluated loan as nonrecurring Level 3. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between comparable sales and income data available. Management also incorporates assumptions regarding market trends or other relevant factors and selling and commission costs ranging from 5% to 10%. Such adjustments and assumptions are typically significant and result in a Level 3 classification of the inputs for determining fair value.

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of the Company’s financial instruments at the dates indicated are presented below:

	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
June 30, 2026
Financial assets:
Cash and cash equivalents	$177,382	$177,382	$177,382	$—	$—
Investment securities AFS	182,710	182,710	—	182,710	—
Equity securities	11,707	11,707	11,707	—	—
Investment in FHLB and FRB Stock	19,779	19,779	—	19,779	—
Loans, net	2,052,279	2,028,309	—	—	2,028,309
Accrued interest receivable	8,318	8,318	—	8,318	—
Financial liabilities:
Deposits	2,169,918	2,175,464	—	2,175,464	—
Other borrowings	25,000	25,000	—	25,000	—
Junior subordinated deferrable interest debentures, net	5,888	6,100	—	—	6,100
Accrued interest payable	2,141	2,141	—	2,141	—
Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	72,882	72,502	—	—	72,502

	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
December 31, 2025
Financial assets:
Cash and cash equivalents	$206,514	$206,514	$206,514	$—	$—
Investment securities AFS	179,708	179,708	—	179,708	—
Equity securities	12,554	12,554	12,554	—	—
Investment in FHLB and FRB Stock	19,246	19,246	—	19,246	—
Loans held for sale	1,316	1,316	—	1,316	—
Loans, net	2,045,126	2,020,591	—	—	2,020,591
Accrued interest receivable	8,344	8,344	—	8,344	—
Financial liabilities:
Deposits	2,213,640	2,221,521	—	2,221,521	—
Junior subordinated deferrable interest debentures, net	8,726	8,579	—	—	8,579
Accrued interest payable	1,831	1,831	—	1,831	—
Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	67,537	67,127	—	—	67,127

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

Nevertheless, given the nature, scope and complexity of the extensive legal and regulatory landscape applicable to the Company’s business (including laws and regulations governing consumer protection, fair lending, fair labor, privacy, information security, and anti-money laundering and anti-terrorism laws), the Company, like all banking organizations, is subject to heightened legal and regulatory compliance and litigation risk.

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

The following table presents a summary of commitments described above as of the dates indicated:

	June 30,	December 31,
	2026	2025
Commitments to extend credit	$72,330	$67,060
Standby letters of credit	552	477
Total commitments	$72,882	$67,537

Commitments generally have fixed expiration dates or other termination clauses. The actual liquidity needs or the credit risk that the Company will experience will likely be lower than the contractual amount of commitments to extend credit because a significant portion of these commitments is expected to expire without being drawn upon. The commitments are generally variable rate and include unfunded home equity lines of credit, commercial real estate construction loans where disbursement is made over the course of construction, commercial revolving lines of credit, and unsecured personal lines of credit. The Company’s outstanding loan commitments are made using the same underwriting standards as comparable outstanding loans. The reserve associated with these commitments included in interest payable and other liabilities on the consolidated balance sheets was $380,000 at June 30, 2026 and $410,000 at December 31, 2025.

Commercial Real Estate Concentrations

At June 30, 2026 and December 31, 2025, in management’s judgment, a concentration of loans existed in commercial real-estate related loans. The Company’s commercial real estate loans are secured by owner-occupied and non-owner occupied commercial real estate and multifamily properties. Although management believes that loans within these concentrations have no more than the normal risk of collectability, a decline in the performance of the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on collectability.

Other Assets

The Company has commitments to fund investments in LIHTC partnerships and an SBIC fund. At June 30, 2026, the remaining commitments to the LIHTC partnerships and the SBIC fund were approximately $3.5 million and $122,000, respectively. At December 31, 2025, the remaining commitments to the LIHTC partnerships and the SBIC fund were approximately $4.7 million and $122,000, respectively.

Deposit Concentrations

At June 30, 2026 and December 31, 2025, approximately $355.7 million, or 16.4%, and approximately $235.8 million, or 11.7%, of the Company's deposits were derived from its top ten depositors.

Local Agency Deposits and Other Advances

In the normal course of business, the Company accepts deposits from local agencies. The Company is required to provide collateral for certain local agency deposits in the states of California, Colorado, New Mexico and Washington. At June 30, 2026 and December 31, 2025, the FHLB had issued letters of credit on behalf of the Company totaling $42.1 million and $41.6 million, respectively, as collateral for local agency deposits.

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

The following table presents the Company’s one operating segment for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Interest and dividend income	$32,249	$33,453	$66,799	$66,099

Reconciliation of revenue:
Other revenues	1,486	1,513	3,031	2,953
Total consolidated revenue	33,735	34,966	69,830	69,052

Less:
Interest expense	8,521	10,293	17,875	20,059
Segment net interest income and noninterest income	25,214	24,673	51,955	48,993
Less:
Provision for credit losses	5,241	203	4,571	845
Salaries and employee benefits	21,049	9,728	31,898	19,663
Occupancy and equipment	2,085	2,183	4,212	4,319
Data processing	2,039	1,913	4,077	3,766
Other segment items	1,985	1,930	3,477	3,995
Provision for income tax (benefit) expense	(223)	2,352	2,502	4,339
Segment net (loss) income/consolidated net (loss) income	$(6,962)	$6,364	$1,218	$12,066

	June 30,	December 31,
	2026	2025
Reconciliation of assets:
Total assets for reportable segment	$2,580,081	$2,593,677
Other assets	—	—
Total consolidated assets	$2,580,081	$2,593,677

NOTE 19 – SUBSEQUENT EVENTS

Subsequent to quarter-end, on July 21, 2026, the Compensation Committee of the Board of Directors of BayCom Corp recommended, and the Board of Directors adopted, a 2026 Performance Stock Unit Program (the “PSU Program”) for senior executive officers of the Company and the Bank, and approved initial awards thereunder. The PSU Program is established under the BayCom Corp 2024 Omnibus Incentive Plan. As the PSU Program was adopted and the initial awards were approved subsequent to June 30, 2026, no amounts related to these awards are reflected in the Company's results of operations for the three and six months ended June 30, 2026. Additional information regarding the PSU Program was previously disclosed in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2026.

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that, except for the matter discussed above, no other events have occurred that would require adjustments to its disclosures in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide range of factors including, but not limited to:

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

Executive Overview

General. BayCom is a bank holding company headquartered in Walnut Creek, California. BayCom’s wholly owned banking subsidiary, United Business Bank, provides a broad range of financial services to businesses and business owners as well as individuals through its network of 34 full-service branches at June 30, 2026, with 16 locations in California, one in Nevada, one in Washington, five in New Mexico and 11 in Colorado. BayCom’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including the consolidated financial statements and related data, relates primarily to the Bank.

Our principal business objective is to enhance shareholder value and generate consistent earnings growth by expanding our commercial banking franchise through organic growth, strategic loan and deposit transactions, and strategic acquisitions. Since its founding in 2010, growth has been predominantly acquisition-driven, and we have expanded our geographic footprint through ten successful acquisitions. We believe that our selective acquisition of community banks has yielded economies of scale and improved our efficiency. We have also achieved organic growth by leveraging opportunities within the metropolitan and community markets in which we operate. These markets provide significant opportunities to expand our commercial client base, increase interest-earning assets, and enhance market share. We believe our geographic footprint, which now includes the San Francisco Bay Area; the metropolitan markets of Los Angeles, California, Seattle, Washington, Denver, Colorado, and Las Vegas, Nevada; and community markets including Albuquerque, New Mexico, and Custer, Delta, and Grand Counties, Colorado, provides access to low-cost, stable core deposits in community markets that can be used to fund commercial loan growth. We strive to create an enhanced banking experience for our clients by providing a comprehensive suite of sophisticated banking products and services tailored to meet their needs, while delivering the high-quality, relationship-based client service associated with a community bank. At June 30, 2026, on a consolidated basis, the Company had approximately $2.6 billion in total assets, $2.1 billion in total loans, $2.2 billion in total deposits and $335.4 million in shareholders’ equity.

We continue to focus on growing our commercial loan portfolios through acquisitions as well as organic growth. At June 30, 2026, our $2.1 billion total loan portfolio included $188.5 million, or 9.1%, of loans acquired through business combinations (all of which were recorded to their estimated fair values at the time of acquisition), and the remaining $1.9 billion, or 90.9%, consisted of loans we originated or purchased not as part of a business combination.

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

Changes in market interest rates, the slope of the yield curve, and the rates we earn on interest earning assets or pay on interest bearing liabilities have a significant impact on our net interest spread, net interest margin and net interest income. During 2025, the Federal Open Market Committee of the Federal Reserve (“FOMC”) lowered the target range for the federal funds rate in response to continued moderation in inflation and evolving economic conditions. The FOMC reduced the target range by 75 basis points, from 4.25%–4.50% at December 31, 2024, to 3.50%–4.25% by year-end 2025, where it remained as of June 30, 2026. All reductions occurred between September and December 2025. Correspondingly, the prime rate, which generally moves in relation to the federal funds rate, was approximately 6.75% at June 30, 2026. These rate levels influenced both asset yields and funding costs during the three and six months ended June 30, 2026. Additional details regarding net interest income are discussed below.

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

Provision for credit losses. We have established an allowance for credit losses by charging amounts to provision for credit losses at a level required to reflect estimated credit losses in the loan and available-for-sale investment securities portfolios. For loans, management considers many factors, including, among others, historical loss experience, types and amounts of loans in the portfolio and adverse situations that may affect borrowers’ ability to repay. See “Critical Accounting Policies and Estimates - Allowance for Credit Losses” for a description of the manner in which the provision for credit losses is established.

For investments, the Company evaluates available-for-sale debt securities in an unrealized loss position to determine whether the decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors. Such situations may result from either a decline in the financial condition of the issuing entity or, in the case of fixed interest rate investments, from rising interest rates. In making this assessment, management considers the length of time and the extent to which fair value is less than amortized cost, the nature of the security, the underlying collateral, and the financial condition and prospects of the issuer, among other factors. This assessment also includes a determination of whether the Company intends to sell the security, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses. If the present value of the cash flows expected to be collected from the security is less than the amortized cost basis of the security, a credit loss exists and an allowance for credit losses for available-for-sale securities is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses for available-for-sale securities is recognized in other comprehensive income. Changes in the allowance for credit losses for available-for-sale securities are recorded as provision for (or reversal of) credit losses. Losses are charged against the allowance for credit losses for available-for-sale securities, with a corresponding adjustment to the security's amortized cost basis, when management believes the uncollectibility of an available-for-sale security is confirmed or when either criteria regarding intent or requirement to sell is met.

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

Critical Accounting Policies and Estimates

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the banking industry. To prepare financial statements and interim financial statements in conformity with GAAP, management makes estimates, assumptions and judgments based on available information. These estimates, assumptions and judgments affect the amounts reported in the financial statements and accompanying notes and are based on information available as of the dates of the financial statements. As this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statements. In particular, management has identified several accounting policies that, due to the estimates, assumptions and judgments inherent in those policies, are critical to understanding our financial statements.

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

Comparison of Financial Condition at June 30, 2026 and December 31, 2025

Total assets. Total assets decreased $13.6 million, or 0.5%, to $2.6 billion at June 30, 2026, from December 31, 2025. The decrease primarily was due to a $29.1 million, or 14.1%, decrease in cash and cash equivalents, partially offset by a $3.0 million, or 1.7%, increase in investment securities available-for-sale at fair value and a $7.2 million, or 0.3%, increase in loans receivable, net.

Cash and cash equivalents.  Cash and cash equivalents decreased $29.1 million, or 14.1%, to $177.4 million at June 30, 2026, from $206.5 million at December 31, 2025. The decrease primarily was due to a $24.1 million decrease in federal funds sold resulting from an increase in loan originations and purchases, and a decrease in deposits.

Investment securities available-for-sale.  Investment securities available-for-sale increased $3.0 million, or 1.7%, to $182.7 million at June 30, 2026, from $179.7 million at December 31, 2025. The increase was primarily attributable to purchases of investment securities, partially offset by routine maturities, principal repayments, and calls of investment securities, and to a lesser extent upward fair value adjustments related to unrealized gains on investment securities available-for-sale.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our available-for-sale investment securities as of June 30, 2026. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average yields were calculated by multiplying each carrying value by its yield and dividing the sum of these results by the total carrying values. Yields on tax-exempt investments are not calculated on a fully tax equivalent basis.

	Amount Due or Repricing Within:
	One Year		Over One		Over Five		Over
	or Less		to Five Years		to Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

	(Dollars in thousands)
Municipal securities	$916	1.04	9,640	1.88	5,162	3.03	9,841	4.57%	$25,559	3.12%
Mortgage-backed securities	4	2.46	3,247	1.61	10,319	2.88	47,140	5.31	60,710	4.70
Collateralized mortgage obligations	462	4.35	2,699	2.17	1,142	2.21	38,720	4.02	43,023	3.86
SBA securities	—	4.03	3	3.86	1,622	4.06	645	5.62	2,270	4.50
ABS securities	—	—	—	—	—	—	828	4.66	828	4.66
Corporate bonds	3,000	5.00	9,786	6.71	45,607	4.64	—	—	58,393	5.01
Total	$4,382	4.10%	$25,375	3.74%	$63,852	4.17%	$97,174	4.72%	$190,783	4.39%

Equity securities.  Equity securities decreased $847,000, or 6.7%, to $11.7 million at June 30, 2026 from $12.6 million at December 31, 2025, primarily due to the redemption of one equity security for $1.0 million at par in the current quarter, with no gain or loss recognized, partially offset by positive mark-to-market adjustments recorded during the six months ended June 30, 2026.

Loans receivable, net.  We originate a wide variety of loans with a focus on commercial real estate (“CRE”) loans and commercial and industrial loans. Total loans increased $7.2 million, or 0.3%, to $2.1 billion at June 30, 2026 from $2.0 billion at December 31, 2025. The increase was due to $114.4 million of new loan originations and $66.5 million of loan purchases, which were more than offset by $160.4 million of loan repayments and $11.6 million of loans sold.

The following table provides information about our loan portfolio by type of loan, with purchase credit deteriorated (“PCD”) loans presented as a separate balance, at the dates presented.

	June 30,	December 31,
	2026	2025	% Change

	(Dollars in thousands)
Commercial and industrial	$156,003	$175,409	(11.1)%
Real estate:
Residential	169,719	113,143	50.0
Multifamily residential	345,008	309,331	11.5
Owner occupied CRE	478,478	500,419	(4.4)
Non-owner occupied CRE	901,277	940,469	(4.2)
Construction and land	10,143	8,958	13.2
Total real estate	1,904,625	1,872,320	1.7
Consumer	1,164	1,175	(0.9)
PCD loans	12,912	16,788	(23.1)
Total Loans	2,074,704	2,065,692	0.4
Net deferred loan fees	525	644	(18.4)
Allowance for credit losses	(22,950)	(21,210)	8.2
Loans, net	$2,052,279	$2,045,126	0.3%

The following table shows as of June 30, 2026, the geographic distribution of our loan portfolio, by type of loan, in dollar amounts and percentages:

	San Francisco Bay				Total in State of
	Area (1)		Other California (2)		California		All Other States (3)		Total
		% of		% of		% of		% of		% of
		Total in		Total in		Total in		Total in		Total in
	Amount	Category	Amount	Category	Amount	Category	Amount	Category	Amount	Category

	(Dollars in thousands)
June 30, 2026
Commercial and industrial	$26,497	6.8%	$55,293	6.1%	$81,790	6.3%	$74,213	9.6%	$156,003	7.5%
Real estate:
Residential	12,013	3.1	50,239	5.5	62,252	4.8	107,534	13.9	169,786	8.2
Multifamily residential	63,726	16.2	205,088	22.6	268,814	20.7	77,217	9.9	346,031	16.7
Owner occupied CRE	136,022	34.7	279,493	30.9	415,515	32.0	68,722	8.9	484,237	23.3
Non-owner occupied CRE	154,154	39.3	306,292	33.8	460,446	35.5	446,894	57.6	907,340	43.7
Construction and land	—	—	9,516	1.1	9,516	0.7	627	0.1	10,143	0.5
Total real estate	365,915		850,628		1,216,543		700,994		1,917,537
Consumer	4	—%	1	—%	5	—%	1,159	0.1%	1,164	0.1%
Total loans	$392,416		$905,922		$1,298,338		$776,366		$2,074,704

December 31, 2025
Commercial and industrial	$30,421	7.6%	$66,697	7.4%	$97,118	7.4%	$78,291	10.3%	$175,409	8.5%
Real estate:
Residential	11,625	2.9	50,603	5.6	$62,228	4.8	50,958	6.7	113,186	5.5
Multifamily residential	64,813	16.1	170,570	18.9	235,383	18.0	74,944	9.8	310,327	15.0
Owner occupied CRE	143,624	35.7	292,914	32.5	436,538	33.5	69,661	9.1	506,199	24.5
Non-owner occupied CRE	151,619	35.7	312,832	34.7	464,451	35.6	485,987	63.8	950,438	46.0
Construction and land	—	—	8,408	0.9	8,408	0.6	550	0.1	8,958	0.4
Total real estate	371,681		835,327		1,207,008		682,100		1,889,108
Consumer	43	—%	1	—%	44	—%	1,131	0.1%	1,175	0.1%
Total loans	$402,145		$902,025		$1,304,170		$761,522		$2,065,692

(1)	Includes Alameda, Contra Costa, Solano, Sonoma, Marin, San Francisco, San Mateo and Santa Clara counties.
(2)	Includes loans in Sacramento and Northern California counties totaling $90.6 million and loans in Los Angeles and Orange counties totaling $606.3 million at June 30, 2026. At December 31, 2025, loans in Sacramento and Northern California counties and loans in Los Angeles and Orange counties totaled $92.3 million and $601.5 million, respectively.

(3)	Includes loans primarily in the states of Colorado, Nevada, New Mexico and Washington and other states. At June 30, 2026, loans in Colorado, Nevada, New Mexico, Washington and other states totaled $124.9 million, $47.3 million, $72.6 million, $88.0 million and $443.6 million, respectively. At December 31, 2025, loans in Colorado, Nevada, New Mexico, Washington and other states totaled $132.2 million, $44.5 million, $69.6 million, $89.9 million, and $425.3 million respectively.

Acquired loans. As of June 30, 2026, our total loan portfolio included $188.5 million, or 9.1%, of loans acquired through business combinations (all of which were recorded at their estimated fair values as of the time of acquisition), of which $149.1 million had a remaining net premium or discount.

As of June 30, 2026, acquired non-PCD loans totaled $39.4 million, with a remaining net premium of $543,000, compared to $121.1 million with a remaining net premium of $397,000 as of December 31, 2025. The decrease from December 31, 2025 was due to payoffs, paydowns, and migration to the general pool of $58.9 million of acquired loans during the current quarter, as the portfolio continued to season and such acquired loans exhibited risk characteristics indistinguishable from the Company’s originated loans with most of these loans having not been renewed or re-underwritten during the first half of 2026. The net premium for acquired non-PCD loans includes a credit discount based on estimated losses in the acquired loans, partially offset by any premium based on market interest rates on the date of acquisition.

As of June 30, 2026, acquired PCD loans totaled $2.1 million, with a remaining net non-credit discount of $298,000, compared to $16.1 million with a remaining net non-credit discount of $1.2 million as of December 31, 2025.

Nonperforming assets and loans.  Nonperforming assets generally consist of nonperforming loans and other real estate owned (“OREO”). Nonperforming loans include nonaccrual loans and accruing loans 90 days or more past due. The Company held no OREO at June 30, 2026 or December 31, 2025. Nonperforming loans decreased $3.6 million to $9.8 million, or 0.47% of total loans, at June 30, 2026, compared to $13.4 million, or 0.65% of total loans, at December 31, 2025.

The decrease in nonperforming loans was primarily due to the payoff of six nonaccrual loans totaling $2.3 million and the sale of two nonaccrual loans totaling $7.7 million, partially offset by three new nonaccrual CRE loans totaling $6.4 million. The majority of nonperforming loans remain concentrated in the CRE portfolio, while consumer and other commercial loans continue to exhibit low levels of delinquencies. At June 30, 2026, nonaccrual loans included $1.4 million of loans 30–89 days past due and $4.7 million of loans less than 30 days past due. The $1.4 million of loans 30-89 days past due consisted of one loan and the $4.7 million of nonaccrual loans less than 30 days past due consisted of 13 loans, all of which were placed on nonaccrual due to borrower-specific financial concerns and other credit-related factors that raised reasonable doubt about the full collectability of principal and interest, rather than delinquency. At December 31, 2025, nonaccrual loans included $562,000 of loans 30–89 days past due and $9.4 million of loans less than 30 days past due. At December 31, 2025, the $9.4 million of loans less than 30 days past due was comprised of 15 loans all of which were placed on nonaccrual due to concerns over the financial condition of the borrowers.

Of the nonperforming loans at June 30, 2026, approximately $862,000 were guaranteed by governmental agencies, compared to $1.7 million at December 31, 2025. The decrease in government-guaranteed nonaccrual loans during this period reflected paydowns.

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

Modified loans to borrowers experiencing financial difficulty. Occasionally, the Company offers modifications of loans to borrowers experiencing financial difficulty by providing principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions or any combination of these. When principal is forgiven, the amount of the forgiveness is charged off against the allowance for credit losses for loans. Upon the Company’s subsequent determination that a modified loan (or a portion thereof) is uncollectible, the loan (or portion thereof) is charged off. The amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses for loans is adjusted by the same amount.

Modified loans to borrowers experiencing financial difficulty as of June 30, 2026 and December 31, 2025, totaled $2.0 million and $1.4 million, respectively. All such modified loans were on nonaccrual status as of each respective reporting date. Modified loans that are accruing and performing in accordance with their modified terms are not classified as nonperforming loans because they continue to accrue interest and demonstrate satisfactory payment performance despite their modified terms. There were no such modified loans at June 30, 2026 and December 31, 2025. At both June 30, 2026 and December 31, 2025, individually evaluated modified loans to borrowers experiencing financial difficulty had related allowances of $594,000 and none, respectively.

The following table provides information regarding nonperforming loans, nonperforming assets, modified loans and PCD loans as of the dates indicated:

	June 30,	December 31,
	2026	2025
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Commercial and industrial	$748	$839
Real estate:
Residential	1	716
Multifamily residential	—	—
Owner occupied CRE	2,733	4,513
Non-owner occupied CRE	5,622	7,375
Construction and land	—	—
Total real estate	8,356	12,604
Consumer	—	—
Total nonaccrual loans	9,104	13,443
Accruing loans 90 days or more past due	677	—
Total nonperforming loans	9,781	13,443
Real estate owned	—	—
Total nonperforming assets (1)	$9,781	$13,443
Performing modified loans to borrowers experiencing financial difficulty – performing	$—	$—
PCD loans	$12,912	$16,788
Nonperforming assets to total assets (1)	0.38%	0.52%
Nonperforming loans to total loans (1)	0.47%	0.65%

(1)

Performing modified loans to borrowers experiencing financial difficulty are neither included in nonperforming loans above nor are they included in the numerators used to calculate these ratios. PCD loans are considered performing and are not included in nonperforming assets in the table above.

Interest foregone on nonaccrual loans was approximately $223,000 and $423,000 for the three and six months ended June 30, 2026, compared to $370,000 and $639,000 for the three and six months ended June 30, 2025, respectively.

Interest income recognized on nonaccrual loans was approximately $338,000 and $478,000 for the three and six months ended June 30, 2026 and $31,000 and $66,000 for the three and six months ended June 30, 2025, respectively.

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

At June 30, 2026, the Company’s allowance for credit losses for loans was $23.0 million, or 1.11% of total loans, compared to $21.2 million, or 1.03% of total loans, at December 31, 2025. Management currently believes that the allowance for credit losses at June 30, 2026 is adequate to absorb expected credit losses inherent in the Company’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The increase in the allowance for credit losses at June 30, 2026 compared to December 31, 2025, was primarily attributable to a $1.5 million increase in specific reserves for individually evaluated loans, primarily due to one CRE loan, and a $256,000 increase in reserves for pooled loans due to loan growth, partially offset by changes in macroeconomic forecasts, including improvements in unemployment and gross domestic product estimates. Qualitative risk factor classifications remained unchanged during the period.

Net charge-offs were $2.8 million and $2.9 million for the three and six months ended June 30, 2026, compared to net charge-offs of $13,000 and $115,000 for the three and six months ended June 30, 2025, respectively.

The following table presents certain credit ratios at the dates and for the periods indicated and each component of the ratios’ calculations:

	At and for the six months ended June 30,
	2026	2025

	(Dollars in thousands)
Allowance for credit losses on loans as a percentage of total loans outstanding at period end	1.11%	0.93%
Allowance for credit losses on loans	$22,950	$18,700
Total loans outstanding	2,075,229	2,000,249

Nonaccrual loans as a percentage of total loans outstanding at period end	0.44%	0.67%
Total nonaccrual loans	$9,104	$13,471
Total loans outstanding	2,075,229	2,000,249

Allowance for credit losses on loans as a percentage of nonaccrual loans at period end	252.09%	138.82%
Allowance for credit losses on loans	$22,950	$18,700
Total nonaccrual loans	9,104	13,471

Net charge-offs during period to average loans outstanding:
Commercial and industrial:	(0.01)%	0.10%
Net (recoveries) charge-offs	$(18)	$178
Average loans outstanding	170,161	179,908
Construction and land:	—%	—%
Net charge-offs	$—	$—
Average loans outstanding	13,926	5,213
Commercial real estate:	0.17%	—%
Net charge-offs (recoveries)	$2,878	$(68)
Average loans outstanding	1,723,981	1,679,463
Residential:	—%	—%
Net charge-offs	$—	$—
Average loans outstanding	120,806	106,859
Consumer:	0.09%	0.88%
Net charge-offs	$1	$5
Average loans outstanding	1,116	569
Total loans:	0.14%	0.01%
Total net charge-offs	$2,861	$115
Total average loans outstanding	2,029,990	1,972,013

As of June 30, 2026, the Company individually evaluated $9.9 million in loans, of which $7.8 million had a specific allowance totaling $2.9 million as of June 30, 2026. As of December 31, 2025, the Company individually evaluated $14.9 million in loans, of which $4.5 million had a specific allowance totaling $1.4 million.

Management considers the allowance for credit losses for loans at June 30, 2026 to be adequate to cover expected credit losses inherent in the loan portfolio based on the assessment of current portfolio performance, historical loss experience, and relevant qualitative and quantitative factors, including current economic conditions and reasonable and supportable forecasts. While management believes the estimates and assumptions used in determining the adequacy of the allowance are reasonable, actual credit losses may differ from those expected. Changes in economic conditions, borrower performance, or other factors could result in actual losses exceeding the current allowance, which could adversely affect the Company’s financial condition and results of operations. In addition, the methodology, assumptions, and judgments used in determining the allowance for credit losses are subject to review by bank regulators, as part of their routine examination process, which may result in adjustments to the provision for credit losses based upon information available to them at the time of their examination.

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

Total deposits decreased $43.7 million, or 2.0%, to $2.2 billion at June 30, 2026, compared to December 31, 2025. At June 30, 2026, noninterest-bearing demand deposits totaled $576.5 million, or 26.6% of total deposits, compared to $578.1 million, or 26.1% of total deposits, at December 31, 2025, representing a decrease of $1.5 million. From December 31, 2025 to June 30, 2026, interest-bearing deposits generally decreased, with time deposits decreasing $106.2 million and NOW accounts decreasing $9.5 million, partially offset by money market accounts increasing $73.3 million, and savings accounts increasing $207,000. Time deposits included no brokered deposits as of June 30, 2026, and December 31, 2025.

The overall decrease in total deposits from December 31, 2025 primarily reflects declines in time deposits, partially offset by increases in money market accounts and, to a lesser extent, savings accounts. The increase in money market deposits reflects continued customer migration within the deposit portfolio in response to the prevailing rate environment. Management continues to monitor deposit mix and pricing strategies in the context of funding costs, liquidity needs, and interest rate risk.

We consider our deposit base to be seasoned, stable and well-diversified, and we do not have any significant industry concentrations among our non-insured deposits. We also offer our customers the ability to place deposits in Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) money market product services via the IntraFi Network, to ensure deposits above FDIC insurance limits. At June 30, 2026, our average deposit account size (excluding public funds), calculated by dividing period-end deposits by the population of accounts with balances, was approximately $62,000. See “Note 17 – Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for information regarding our top ten depositors.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered at the dates indicated.

	June 30,	December 31,
	2026	2025	% Change

	(Dollars in thousands)
Demand deposits (1)	$576,535	$578,068	(0.3)%
NOW accounts	255,514	264,967	(3.6)
Savings	71,373	71,166	0.3
Money market	805,562	732,256	10.0
Time deposits	460,934	567,183	(18.7)
Total	$2,169,918	$2,213,640	(2.0)%
(1)	Noninterest-bearing.

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

At June 30, 2026 and December 31, 2025, we could borrow up to $531.0 million and $580.7 million, respectively, from the FHLB of San Francisco. At June 30, 2026, the Bank had $25.0 million of overnight advances outstanding from the FHLB, compared to no FHLB borrowings outstanding at December 31, 2025.

At June 30, 2026 and December 31, 2025, we could borrow up to $42.8 million and $49.3 million, respectively, from the FRB of San Francisco. At both June 30, 2026 and December 31, 2025, there were no FRB advances outstanding.

At both June 30, 2026 and December 31, 2025, we had a total of $65.0 million in federal funds lines available from third-party correspondent banks and no balances outstanding at these dates.

At June 30, 2026 and December 31, 2025, the Company had outstanding junior subordinated deferrable interest debentures, net of fair value adjustments, assumed in connection with its previous acquisitions totaling $5.9 million and $8.7 million, respectively. The decrease reflects the redemption of one debenture during the first quarter of 2026.

The Bank is required to provide collateral for certain local agency deposits. At both June 30, 2026 and December 31, 2025, the FHLB of San Francisco had issued letters of credit on behalf of the Bank totaling $42.1 million and $41.6 million, respectively, as collateral for local agency deposits.

Shareholders’ equity.  Shareholders’ equity decreased $3.2 million, to $335.4 million at June 30, 2026 from $338.6 million at December 31, 2025. The decrease in shareholders’ equity primarily was due to $6.5 million of cash dividends paid or accrued during the period. These decreases were partially offset by a $1.4 million increase in common stock due to stock based compensation primarily related to accelerated vesting of shares for departing executives, net income of $1.2 million earned during the first six months of 2026 and $811,000 in other comprehensive income, net of taxes, which primarily reflected changes in the unrealized gain on available-for-sale securities. During the six months ended June 30, 2026, the Company did not repurchase any shares of common stock, compared to the repurchase of $5.2 million of common stock during the six months ended June 30, 2025. For additional information see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

Comparison of Results of Operations for the Three and Six months Ended June 30, 2026 and 2025

Earnings summary.  The Company reported a net loss of $7.0 million for the three months ended June 30, 2026, compared to net income of $6.4 million for the three months ended June 30, 2025, a decrease of $13.3 million. The decrease was primarily a result of an $11.4 million increase in noninterest expense, largely attributable to the one-time recognition of $10.5 million of severance, accelerated equity award vesting and employee benefit costs associated with the previously announced departures of three senior executives, and a $5.0 million increase in the provision for credit losses. These changes were partially offset by a $568,000 increase in net interest income and a $2.6 million decrease in the provision for income taxes. Basic and diluted loss per share was $(0.64) for the three months ended June 30, 2026, compared to basic and diluted earnings per share was $0.58 for the three months ended June 30, 2025.

Net income was $1.2 million for the six months ended June 30, 2026, compared to $12.1 million for the six months ended June 30, 2025, a decrease of $10.8 million or 89.9%. The decrease was the result of a $11.9 million increase in noninterest expense, a $3.7 million increase in the provision for credit losses, partially offset by a $2.9 million increase in net interest income, a $1.8 million decrease in the provision for income taxes and a $78,000 increase in noninterest income. Basic and diluted earnings per share were $0.11 for the six months ended June 30, 2026, compared to $1.09 for the six months ended June 30, 2025.

Our efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income before provision for credit losses and noninterest income, was 107.71% and 84.04% for the three and six months ended June 30, 2026, and 63.85% and 64.79% for the three and six months ended June 30, 2025, respectively. The change in the efficiency ratio for the current quarter was primarily attributable to the significant increase in noninterest expense due to costs of the previously announced departures of three senior executives, partially offset by higher net interest income.

Interest income. Interest income on loans, including fees, increased $251,000, or 0.9%, to $28.2 million for the three months ended June 30, 2026 from $28.0 million for the three months ended June 30, 2025, due to a $28.3 million increase in the average balance of loans, partially offset by a three basis point decrease in the average loan yield. The average balance of loans was $2.0 billion for the second quarter of 2026, up 1.42% compared to the second quarter of 2025. The average yield on loans was 5.60% for the second quarter of 2026, compared to 5.63% for the second quarter of 2025. The decrease in the average yield on loans reflected higher amortization of net premiums on acquired loans, partially offset by new loans being originated at higher market interest rates.

Interest income on loans for the three months ended June 30, 2026 included $380,000 of amortization of net premiums on acquired loans, primarily due to continued seasoning and runoff of the acquired loan portfolio, which negatively impacted the average loan yield by eight basis points. During the three months ended June 30, 2025, $110,000 of accretion of the net discount was recognized, with minimal positive impact on the average loan yield. Remaining net premiums on these acquired loans totaled $245,000 and $319,000 at June 30, 2026 and 2025, respectively. Additionally, interest income on loans for the three months ended June 30, 2026 and 2025, included $110,000 and $109,000, respectively, in fees related to prepayment penalties.

Interest income on investment securities decreased $139,000, or 5.8%, to $2.3 million for the three months ended June 30, 2026, compared to $2.4 million for the three months ended June 30, 2025, as a result of decreases in the average balance and average yield. The average balance of investment securities totaled $194.7 million for the three months ended June 30, 2026, compared to $206.5 million for the three months ended June 30, 2025. The average yield on investment securities was 4.67% for the three months ended June 30, 2026, compared to 4.68% for the three months ended June 30, 2025. The decreases in the average balance and the average yield from the same quarter a year ago were due to paydowns and calls on higher variable-rate securities and rate resets on variable rate securities. In addition, during the second quarter of 2026, we received $135,000 in cash dividends on our FRB and FHLB stock, compared to $392,000 during the second quarter of 2025, with the decrease due to the FHLB lowering the dividend rate in the current quarter.

Interest income on federal funds sold and interest-bearing balances in banks decreased $1.1 million, or 39.3%, to $1.6 million for the three months ended June 30, 2026, compared to $2.7 million for the three months ended June 30, 2025, as a result of decreases in both the average yield and average balance. The average yield decreased 75 basis points to 3.70% for the three months ended June 30, 2026, compared to 4.45% for the three months ended June 30, 2025, reflecting decreases in Federal Reserve policy rates. The average balance of federal funds sold and interest-bearing balance in banks totaled $177.3 million and $242.8 million for the three months ended June 30, 2026 and 2025, respectively.

Interest income on loans, including fees, increased $2.7 million, or 4.9%, to $57.8 million for the six months ended June 30, 2026 from $55.1 million for six months ended June 30, 2025, primarily due to a $58.6 million increase in the average balance of loans to $2.0 billion, and an 11 basis point increase in the average loan yield. The average yield on loans was 5.74% for the six months ended June 30, 2026, compared to 5.63% for the six months ended June 30, 2025. The increase in the average yield on loans from the same period last year was due to the impact of increased rates on variable rate loans, new loans being originated at higher market interest rates, as well as recovery of interest on one large payoff discussed below.

Interest income on loans for the six months ended June 30, 2026 and 2025 included $203,000 and $315,000 in accretion of the net discount on acquired loans and revenue from PCD loans in excess of discounts. During the first quarter of 2026, one $4.0 million acquired CRE loan paid off, resulting in $555,000 of discount accretion and recovery of interest of $610,000. The recovery of interest positively impacted the average loan yield by 11 basis points. Interest income on loans for the six months ended June 30, 2026 and 2025, included $355,000 and $271,000, respectively, in fees related to prepayment penalties.

Interest income on investment securities decreased $461,000, or 9.5%, to $4.4 million for the six months ended June 30, 2026, compared to $4.9 million for the six months ended June 30, 2025. The average yield on investment securities decreased seven basis points to 4.63% for the six months ended June 30, 2026, compared to 4.70% for the six months ended June 30, 2025. The decrease in average yield was due to lower market interest rates on newly purchased securities. The average balance of investment securities totaled $191.5 million for the six months ended June 30, 2026, compared to $208.3 million for the six months ended June 30, 2025. In addition, during the six months ended June 30, 2026, we received $839,000 in cash dividends on our FRB and FHLB stock, including $330,000 in special dividends from the FHLB, up 6.7% from $786,000 received during the six months ended June 30, 2025. The $330,000 in special dividends received from the FHLB is not expected to recur at a predictable frequency.

Interest income on federal funds sold and interest-bearing balances in banks decreased $1.6 million, or 29.4%, to $3.8 million for the six months ended June 30, 2026, compared to $5.3 million for the six months ended June 30, 2025, as a result of changes in the average yield and average balance. The average yield decreased 76 basis points to 3.70% for the six months ended June 30, 2026, compared to 4.46% for the six months ended June 30, 2025, reflecting the Federal

Reserve’s rate reductions. The average balance totaled $205.6 million for the six months ended June 30, 2026, compared to $241.6 million for the six months ended June 30, 2025.

Interest expense.  Interest expense on deposits decreased $810,000, or 8.8%, to $8.4 million for the three months ended June 30, 2026, compared to $9.2 million for the same period in 2025. The decrease was primarily due to lower rates on money market and time deposits and a decrease in average balance of time deposits, partially offset by a shift in deposit mix from noninterest-bearing to higher-cost accounts. The average rate paid on money market accounts decreased 30 basis points to 2.10% during the second quarter of 2026, compared to 2.40% in the same period of 2025, and the average rate on time deposits declined 33 basis points to 3.45%, compared to 3.78% for the prior-year period. The average cost of all interest-bearing deposits was 2.12% for the three months ended June 30, 2026, compared to 2.37% for the three months ended June 30, 2025. The average balance of interest-bearing deposits was $1.6 billion both for the three months ended June 30, 2026 and 2025.

The average cost of deposits (including non-interest bearing) was 1.56% for the second quarter of 2026, compared to 1.71% for the second quarter of 2025. The average balance of deposits totaled $2.2 billion for the three months ended June 30, 2026, compared to $2.1 billion for the same period in 2025. Within this category, the average balance of money market accounts rose $88.0 million, or 13.3%, to $751.4 million. In contrast, average balances for time deposits decreased $37.8 million, or 6.9%, to $510.0 million, while savings accounts also declined over the same period. The average balance of noninterest-bearing deposits decreased $33.5 million, or 5.5%, to $571.4 million for the three months ended June 30, 2026, compared to $604.9 million for the same period in 2025. The decrease in average noninterest-bearing deposits reflects continued customer migration to higher-yielding deposit products during the period, despite relatively stable period-end noninterest-bearing deposit balances. Overall deposit costs benefited from lower rates paid on money market accounts and time deposits as those products repriced in response to changes in market interest rates.

Interest expense on borrowings decreased $962,000, or 88.8%, to $122,000 for the three months ended June 30, 2026, compared to $1.1 million for the three months ended June 30, 2025. The decrease was primarily due to the Company’s redemption of all outstanding subordinated debt in the prior year and decrease in average balance of junior subordinated debentures, resulting in lower interest expense. The average cost of total borrowings increased to 7.9% for the three months ended June 30, 2026, compared to 6.0% for the three months ended June 30, 2025. The average balance of borrowings decreased $66.3 million to $6.2 million during the three months ended June 30, 2026, compared to $72.4 million during the three months ended June 30, 2025.

Interest expense on deposits decreased $529,000, or 3.0%, to $17.4 million for the six months ended June 30, 2026, compared to $17.9 million for the six months ended June 30, 2025. The decrease was driven by lower rates paid on money market accounts and time deposits, partially offset by an increase in the average balance of deposits. Specifically, the average rate paid on money market accounts decreased 24 basis points to 2.12% from 2.36%, while the average rate paid on time deposits decreased 30 basis points to 3.48% from 3.78% for the six months ended June 30, 2026, compared to the same period in 2025. The average balance of money market accounts increased $86.6 million, or 13.1%, to $745.7 million for the six months ended June 30, 2026, compared to $659.1 million for the six months ended June 30, 2025.  The average balance of time deposits increased $7.8 million, or 1.45%, to $542.9 million for the six months ended June 30, 2026, compared to $535.2 million for the same period the prior year. The average cost of all interest-bearing deposits decreased 19 basis points and was 2.16% and 2.35% for the six months ended June 30, 2026 and 2025, respectively. The average balance of interest-bearing deposits was $1.6 billion and $1.5 billion for the six months ended June 30, 2026 and 2025, respectively.

The overall average cost of deposits (including non-interest deposits) for the six months ended June 30, 2026 and 2025 was 1.59% and 1.68%, respectively. The average balance of total deposits was $2.2 billion and $2.1 billion for the six months ended June 30, 2026 and 2025, respectively. The average balance of noninterest-bearing deposits decreased $25.4 million, or 4.2%, to $578.9 million for the six months ended June 30, 2026 compared to $604.3 million for the six months ended June 30, 2025.

Interest expense on borrowings decreased $1.7 million, or 76.4%, to $512,000 for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, due to the full redemption of the Company’s subordinated notes in the third quarter of 2025. The average cost of total borrowings increased to 14.37% for the six months ended June 30, 2026, compared to 6.03% for the six months ended June 30, 2025. The average cost of borrowings was negatively impacted due to the Company’s redemption of one junior subordinated debenture in the first quarter of 2026, which included $222,000 of accelerated amortization of previously deferred debt issuance costs. The average balance of borrowings decreased $65.3 million to $7.2 million during the six months ended June 30, 2026, compared to $72.4 million during the six months ended June 30, 2025.

Net interest income and net interest margin. Net interest income increased $568,000, or 2.5%, to $23.7 million for the three months ended June 30, 2026, compared to $23.2 million for the three months ended June 30, 2025. The increase in net interest income primarily reflects increases in interest income on loans, including fees, and decreases in interest expense on deposits, subordinated debt and junior subordinated debentures. These changes were partially offset by decreases in interest income on federal funds sold and interest-bearing balances in banks, FHLB and FRB dividends and interest income on investment securities. Average interest-earning assets decreased $50.6 million, or 2.1%, compared to the second quarter of 2025.

The annualized net interest margin increased to 3.95% for the three months ended June 30, 2026, compared to 3.77% for the same period in 2025. The average annualized yield on interest-earning assets was 5.36% for the three months ended June 30, 2026, representing a nine basis point decrease from 5.45% for the three months ended June 30, 2025. This decrease reflects lower average yields on federal funds sold and interest-bearing balances in banks, lower FHLB dividend rates and, to a lesser extent, lower average loan yields, partially offset by higher average yields on investments. The average annualized cost of interest-bearing liabilities was 2.14% for the three months ended June 30, 2026, representing a 40 basis point decrease from 2.54% for the three months ended June 30, 2025. This decrease reflects the payoff of the subordinated debt, payoff of one junior subordinated debenture, and lower rates paid on money market and time deposits, reflecting similar market-driven repricing conditions.

Net interest income increased $2.9 million, or 6.3%, to $48.9 million for the six months ended June 30, 2026, compared to $46.0 million for the six months ended June 30, 2025. The increase in net interest income primarily reflects increases in interest income on loans, including fees, FHLB dividends, and decreases in interest expense on deposits, and subordinated debt. These changes were partially offset by decrease in interest income on federal funds sold and interest-bearing balances in banks, FRB dividends and increase in the cost of junior subordinated debentures and other borrowings.

Annualized net interest margin was 4.03% for the six months ended June 30, 2026, compared to 3.80% for the six months ended June 30, 2025. The reported net interest margin for the six months ended June 30, 2026 included the impact of several significant items that are not expected to recur at similar levels in future periods, including: (i) $555,000 of discount accretion and $610,000 of interest recovery on the payoff of a single acquired CRE loan during the first quarter of 2026, partially offset by $380,000 of accelerated premium amortization in the second quarter of 2026, primarily related to acquired loans migrating to the originated loan pool due to seasoning and exhibiting risk characteristics indistinguishable from the Company’s originated loans, collectively contributing approximately seven basis points to the net interest margin; (ii) $330,000 of FHLB special dividends, contributing approximately three basis points to the net interest margin; and (iii) $222,000 of accelerated amortization of previously deferred debt issuance costs related to junior subordinated debentures, reducing net interest margin by approximately two basis points.

The average annualized yield on interest-earning assets was 5.50% for the six months ended June 30, 2026, representing a five basis point increase from 5.45% for the six months ended June 30, 2025. This increase reflects higher average loan yields, one-time items impacting the loan yields and FHLB dividends discussed above, partially offset by lower average yields on investment securities and federal funds sold and interest bearing balances in banks. The average annualized cost of interest-bearing liabilities was 2.22% for the six months ended June 30, 2026, representing a 29 basis point decrease from 2.51% for the six months ended June 30, 2025. This decrease reflects the payoff of the subordinated debt and one junior subordinated debenture, partially offset by the accelerated costs discussed above, along with lower rates paid on money market and time deposits, reflecting similar market-driven repricing conditions.

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

	Three months ended June 30,
	2026			2025
			Annualized			Annualized
	Average		Average	Average		Average
	Balance(4)	Interest	Yield/Cost	Balance(4)	Interest	Yield/Cost

	(Dollars in thousands)
Interest earning assets
Fed Funds sold and interest bearing balances in banks	$177,266	$1,634	3.70%	$242,788	$2,693	4.45%
Investments securities	194,680	2,267	4.67%	206,452	2,406	4.68%
FHLB Stock	11,954	23	0.76%	11,656	248	8.54%
FRB Stock	7,730	112	5.80%	9,655	144	5.98%
Total loans (1)	2,020,754	28,213	5.60%	1,992,439	27,962	5.63%
Total interest earning assets	2,412,384	32,249	5.36%	2,462,990	33,453	5.45%
Noninterest earning assets	133,633			130,894
Total average assets	$2,546,017			$2,593,884
Interest bearing liabilities
Savings	$73,425	$ 22	0.12%	$76,056	23	0.12%
NOW accounts	256,465	53	0.08%	268,756	60	0.09%
Money market	751,374	3,942	2.10%	663,341	3,964	2.40%
Time deposits	509,996	4,382	3.45%	547,806	5,162	3.78%
Total interest bearing deposit accounts	1,591,260	8,399	2.12%	1,555,959	9,209	2.37%
Subordinated debt, net	—	—	—%	63,795	892	5.61%
Junior subordinated debentures, net	5,879	119	8.10%	8,673	192	8.90%
Other borrowings	292	3	4.07%	34	—	—%
Total interest bearing liabilities	1,597,431	8,521	2.14%	1,628,461	10,293	2.54%
Noninterest bearing deposits	571,395			604,937
Other noninterest bearing liabilities	30,863			29,582
Noninterest bearing liabilities	602,258			634,519
Total average liabilities	2,199,689			2,262,980
Average equity	346,328			330,902
Total average liabilities and equity	$2,546,017			$2,593,882
Net interest income		$23,728			$23,160

Interest rate spread (2)			3.22%			2.91%
Net interest margin (3)			3.95%			3.77%
Ratio of average interest earning assets to average interest bearing liabilities			151.02%			151.25%

(1)	Loan average balances are net of deferred origination fees and costs. Nonaccrual loans are included in the average balances. Interest income on nonaccruing loans is reflected in the period that it is collected, to the extent it is not applied to principal.
(2)	Interest rate spread is calculated as the average rate earned on interest earning assets minus the average rate paid on interest-bearing liabilities.
(3)	Net interest margin is calculated as net interest income divided by total average interest earning assets.
(4)	Average balances are computed using average daily balances.

	Six months ended June 30,
	2026			2025

	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (4)	Interest	Yield/Cost	Balance (4)	Interest	Yield/Cost

	(Dollars in thousands)
Interest earning assets
Fed Funds sold and interest-bearing balances in banks	$205,600	$3,770	3.70%	$241,563	$5,342	4.46%
Investments securities	191,454	4,399	4.63%	208,337	4,860	4.70%
FHLB Stock	11,740	607	10.42%	11,399	497	8.79%
FRB Stock	7,727	232	6.05%	9,649	289	6.05%
Total loans (1)	2,031,360	57,791	5.74%	1,972,777	55,111	5.63%
Total interest earning assets	2,447,881	66,799	5.50%	2,443,725	66,099	5.45%
Noninterest earning assets	134,355			132,784
Total average assets	$2,582,236			$2,576,509
Interest bearing liabilities
Savings	$72,945	$44	0.12%	$78,382	$48	0.12%
NOW accounts	258,075	106	0.08%	265,857	120	0.09%
Money market	745,663	7,839	2.12%	659,109	7,699	2.36%
Time deposits	542,937	9,374	3.48%	535,160	10,025	3.78%
Total interest bearing deposit accounts	1,619,620	17,363	2.16%	1,538,508	17,892	2.35%
Subordinated debt, net	—	—	—%	63,774	1,783	5.64%
Junior subordinated debentures, net	7,031	509	14.59%	8,663	384	8.93%
Other borrowings	147	3	4.07%	17	—	—%
Total interest bearing liabilities	1,626,798	17,875	2.22%	1,610,962	20,059	2.51%
Noninterest bearing deposits	578,886			604,323
Other noninterest bearing liabilities	31,831			30,979
Noninterest bearing liabilities	610,717			635,302
Total average liabilities	2,237,515			2,246,264
Average equity	344,721			330,248
Total average liabilities and equity	$2,582,236			$2,576,512
Net interest income		$48,924			$46,040

Interest rate spread (2)			3.28%			2.94%
Net interest margin (3)			4.03%			3.80%
Ratio of average interest earning assets to average interest bearing liabilities			150.47%			151.69%

(1)	Loan average balances are net of deferred origination fees and costs. Nonaccrual loans are included in the average balances. Interest income on nonaccruing loans is reflected in the period that it is collected, to the extent it is not applied to principal.
(2)	Interest rate spread is calculated as the average rate earned on interest earning assets minus the average rate paid on interest-bearing liabilities.
(3)	Net interest margin is calculated as net interest income divided by total average interest earning assets.
(4)	Average balances are computed using average daily balances.

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

	Three months ended June 30,			Six months ended June 30,
	2026 compared to 2025			2026 compared to 2025
	Increase/(Decrease)			Increase/(Decrease)
	Attributable to			Attributable to
	Rate	Volume	Total	Rate	Volume	Total

	(Dollars in thousands)			(Dollars in thousands)
Interest earning assets
Fed funds sold and interest bearing balances in banks	$(332)	$(727)	$(1,059)	$(777)	$(795)	$(1,572)
Investments securities	(3)	(136)	(139)	(67)	(394)	(461)
FHLB stock and FRB stock	(228)	(29)	(257)	111	(58)	53
Total loans	(147)	398	251	1,043	1,637	2,680
Total interest income	(710)	(494)	(1,204)	310	390	700

Interest bearing liabilities
Savings	—	(1)	(1)	(1)	(3)	(4)
NOW accounts	(5)	(2)	(7)	(10)	(4)	(14)
Money market accounts	(548)	526	(22)	(870)	1,010	140
Time deposits	(421)	(359)	(780)	(797)	146	(651)
Total deposit accounts	(974)	164	(810)	(1,678)	1,149	(529)
Subordinated debt, net	—	(892)	(892)	—	(1,783)	(1,783)
Junior subordinated debentures, net	(12)	(61)	(73)	197	(72)	125
Other borrowings	—	3	3	—	3	3
Total interest expense	(986)	(786)	(1,772)	(1,481)	(703)	(2,184)
Net interest income	$276	$292	$568	$1,791	$1,093	$2,884

Provision for credit losses. We recorded a provision for credit losses of $5.2 million and $4.6 million for the three and six months ended June 30, 2026, compared to provision of $203,000 and $845,000 for the three and six months ended June 30, 2025, respectively. The provision for credit losses in the current quarter primarily reflected the impact of $2.8 million of net charge-offs during the quarter, together with loan growth and increased specific reserves on certain individually evaluated loans. Net charge-offs totaled $2.9 million for the six months ended June 30, 2026, compared to net charge-offs of $115,000 for the six months ended June 30, 2025.

Noninterest income. Noninterest income decreased $27,000, or 1.8%, to $1.5 million for the second quarter of 2026, compared to the same period in 2025. The decrease was primarily due to a $163,000 decrease in loan servicing and other loan fees and a $38,000 decrease in service charges and other fees, partially offset by an $88,000 increase in gain on equity securities, a $35,000 increase in gain on sale of loans, and a $34,000 decrease in loss on investment in SBIC fund.

Noninterest income increased $78,000, or 2.6%, to $3.0 million for the six months ended June 30, 2026, compared to the same period in 2025. The increase was primarily due to a $401,000 increase in gain on equity securities resulting from positive fair value adjustments due to changes in market conditions and a $228,000 decrease in loss on investment in SBIC fund, partially offset by a $265,000 decrease in loan servicing and other loan fees due to lower loan origination volumes, a $242,000 decrease in service charges and other fees and a $40,000 decrease in gain on sale of loans.

The following table presents the key components of noninterest income for the periods indicated:

	Three months ended June 30,
	2026	2025	$ Change	% Change

	(Dollars in thousands)
Gain on sale of loans	$89	$54	$35	64.8%
Gain on equity securities	95	7	88	N/M
Service charges and other fees	875	913	(38)	(4.2)%
Loan servicing and other loan fees	353	516	(163)	(31.6)%
Loss on investment in SBIC fund	(193)	(227)	34	15.0%
Other income and fees	267	250	17	6.8%
Total noninterest income	$1,486	$1,513	$(27)	(1.8)%
N/M - Not meaningful

	Six months ended June 30,
	2026	2025	$ Change	% Change

	(Dollars in thousands)
Gain on sale of loans	$212	$252	$(40)	(15.9)%
Gain (loss) on equity securities	153	(248)	401	N/M
Service charges and other fees	1,616	1,858	(242)	(13.0)%
Loan servicing and other loan fees	640	905	(265)	(29.3)%
Loss on investment in SBIC fund	(108)	(336)	228	67.9%
Other income and fees	518	522	(4)	(0.8)%
Total noninterest income	$3,031	$2,953	$78	2.6%
N/M - Not meaningful

Noninterest expense. Noninterest expense increased $11.4 million, or 72.4%, to $27.2 million for the three months ended June 30, 2026, compared to $15.8 million for the three months ended June 30, 2025. Results for the current quarter included $10.5 million of one-time costs related to severance, accelerated equity award vesting, and employee benefit costs associated with the previously announced departures of three senior executives. The increase in noninterest expense was primarily due to an $11.3 million increase in salaries and employee benefits related to costs associated with the departures of three senior executives, increased base wages, higher employee insurance claims, and lower deferred salary costs due to lower loan origination, as well as a $126,000 increase in data processing expense due to newly implemented services in 2026 and higher vendor data processing charges, and a $55,000 increase in other expense, partially offset by a $98,000 decrease in occupancy and equipment expense.

Noninterest expense increased $11.9 million, or 37.6%, to $43.7 million for the six months ended June 30, 2026, compared to $31.7 million for the six months ended June 30, 2025. The increase in noninterest expense was primarily due to a $12.2 million increase in salaries and employee benefits related to costs associated with the previously announced departures of three senior executives, and increased base wages, and a $311,000 increase in data processing expense due to newly implemented services in 2026 and higher vendor data processing charges, partially offset by a $518,000 decrease in other expense due to lower CDI amortization expense and a $107,000 decrease in occupancy and equipment expense.

The following table details the components of noninterest expense for the periods indicated:

	Three months ended June 30,
	2026	2025	$ Change	% Change

	(Dollars in thousands)
Salaries and employee benefits	$21,049	$9,728	$11,321	N/M
Occupancy and equipment	2,085	2,183	(98)	(4.5)%
Data processing	2,039	1,913	126	6.6%
Other	1,985	1,930	55	2.8%
Total noninterest expense	$27,158	$15,754	$11,404	72.4%
N/M - Not meaningful

	Six months ended June 30,
	2026	2025	$ Change	% Change

	(Dollars in thousands)
Salaries and employee benefits	$31,898	$19,663	$12,235	62.2%
Occupancy and equipment	4,212	4,319	(107)	(2.5)%
Data processing	4,077	3,766	311	8.3%
Other	3,477	3,995	(518)	(13.0)%
Total noninterest expense	$43,664	$31,743	$11,921	37.6%

Income taxes.  The provision for income taxes decreased $2.6 million, or 109.5%, to an income tax benefit of $223,000 for the three months ended June 30, 2026, compared to an income tax expense of $2.4 million for the three months ended June 30, 2025. The provision for income taxes decreased $1.8 million, or 42.3%, to $2.5 million for the six months ended June 30, 2026, compared to $4.3 million for the six months ended June 30, 2025. The decrease in provision for income taxes for both periods was due to lower pre-tax income, including a pre-tax loss for the three months ended June 30, 2026.

The Company’s effective tax rate was 3.1% and 67.3% for the three and six months ended June 30, 2026, and 27.0% and 26.5% for the three and six months ended June 30, 2025, respectively. The effective tax rate decreased for the three months ended June 30, 2026, compared to the same period in 2025, primarily due to the tax benefit associated with the Company’s net loss during the current quarter, partially offset by the discrete tax impact of Internal Revenue Code Section 162(m) limitations on the deductibility of executive departure severance and other compensation obligations recognized during the second quarter of 2026. The effective tax rate for the six months ended June 30, 2026 was higher than the Company’s statutory tax rate primarily due to the impact of Section 162(m) limitations on the deductibility of executive departure severance and other compensation obligations, which were recognized during the second quarter of 2026, combined with lower pre-tax income during the period.

Liquidity and Capital Resources

Planning for our normal business liquidity needs, both expected and unexpected, is conducted on a daily and short-term basis through the cash management function. On a longer-term basis, it is accomplished through the budget and strategic planning functions, with support from internal asset/liability management software model projections.

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run off that may occur in the normal course of business. We rely on multiple sources to meet our potential liquidity needs. Our primary sources of funds are deposits, escrow and custodial deposits, principal and interest payments on loans and proceeds from sales of loans. During the six months ended June 30, 2026, the Bank sold $2.9 million in loan participation interests and received $160.4 million in principal loan repayments. While maturities and scheduled amortizations of loans are generally predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition.

Deposits decreased $43.7 million to $2.2 billion at June 30, 2026, compared to December 31, 2025, and liquid assets, in the form of cash and cash equivalents, decreased $29.1 million to $177.4 million at June 30, 2026, from $206.5 million at December 31, 2025. In addition, investment securities available-for-sale increased $3.0 million to $182.7 million at June 30, 2026 from $179.7 million at December 31, 2025. Management believes that our securities portfolio is of high quality and that the securities would therefore be marketable. Securities purchased during the six months ended June 30, 2026 were $24.4 million, while securities repayments, maturities and sales during that period totaled $23.3 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2026, totaled $393.8 million. It is management’s policy to maintain deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that most of our maturing certificates of deposit will remain with us.

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of June 30, 2026, the Bank had an available borrowing capacity of $531.0 million with $25.0 million of overnight advances outstanding from the FHLB of San Francisco, compared to no overnight advances outstanding at December 31, 2025. At June 30, 2026, we had the ability to borrow up to $42.8 million from the FRB of San Francisco, with no borrowings outstanding at that date or at December 31, 2025. The Bank also had, as of June 30,

2026, federal funds lines with four correspondent banks, with available commitments totaling $65.0 million. There were no amounts outstanding under these facilities at June 30, 2026 and December 31, 2025. Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, to repay maturing debt and to take advantage of investment opportunities to the extent feasible.

Liquidity management is both a daily and long-term function of the Company’s management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer-term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and U.S. agency securities. We use our sources of funds primarily to meet our ongoing commitments, to pay maturing deposits and fund withdrawals, and to fund loan commitments. At June 30, 2026, loan commitments and letters of credit totaled $72.9 million, including $169,000 of undisbursed construction and development loan commitments. For information regarding our commitments, see “Note 17 – Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Information” of Part I of this report.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities for the six months ended June 30, 2026 and 2025 was $12.1 million and $15.6 million, respectively. During the six months ended June 30, 2026, net cash used in investing activities was $12.9 million, which consisted primarily of a $47.5 million net decrease in loans, reflecting principal repayments and loan sales exceeding loan purchases, and $23.3 million in proceeds from maturities, repayments and calls of investment securities available-for-sale, partially offset by $24.4 million in purchases of investment securities and $66.5 million in loan purchases, compared to $33.8 million of net cash used in investing activities for the six months ended June 30, 2025. Net cash used in financing activities for the six months ended June 30, 2026 was $28.3 million, which was comprised primarily of a $62.5 million increase in noninterest and interest-bearing deposits in banks, a $25.0 million increase in other borrowings and $6.5 million in dividend payments to shareholders, partially offset by a $106.2 million decrease in time deposits and a $3.1 million repayment of junior subordinated debentures, compared to $54.2 million of net cash used in financing activities during the six months ended June 30, 2025. Management believes our capital sources are adequate to meet all reasonably foreseeable short-term and long-term cash requirements. There has not been a material change in our liquidity and capital resources since the information disclosed in our 2025 Annual Report, other than as described above. We are not aware of any reasonably likely material changes in the mix and relative cost of such resources.

BayCom Corp is a separate legal entity from the Bank and must provide for its own liquidity. At June 30, 2026, BayCom Corp had liquid assets of $3.2 million. In addition to its operating expenses, BayCom Corp is responsible for paying dividends declared to its shareholders, funding stock repurchases, and making payments on its junior subordinated debentures. BayCom Corp may receive dividends and other capital distributions from the Bank, although regulatory restrictions may limit the ability of the Bank to pay dividends and make other capital distributions. BayCom Corp’s liquidity needs are primarily met through dividends received from the Bank, which management believes will be sufficient to satisfy obligations at the holding company level for the foreseeable future.

On May 22, 2026, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.30 per share on the Company’s outstanding common stock, which was paid on July 9, 2026 to shareholders of record as of the close of business on June 11, 2026. The Company expects to continue to pay quarterly cash dividends on its common stock, subject to the Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. Assuming continued payment of the cash dividend at the rate of $0.30 per share, the cash requirement for quarterly dividend payments would be approximately $3.3 million based on the number of outstanding shares at June 30, 2026. The dividends we pay may be limited as more fully discussed under “Business – Supervision and Regulation – BayCom Corp – Dividends” and “– Regulatory Capital Requirements” contained in “Part I. Item 1. Business” of the 2025 Annual Report.

From time to time, our Board of Directors has authorized stock repurchase programs. In general, stock repurchases allow us to proactively manage our capital position and return excess capital to shareholders. Stock repurchases also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. As of June 30, 2026, 202,444 shares remained available for repurchase under the Company’s current stock repurchase program. For additional information on the Company’s stock repurchases, see “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” contained in Part II of this report.

Regulatory Capital

The Bank, as a state-chartered, federally insured commercial bank and member of the Board of Governors of the Federal Reserve System, is subject to capital requirements established by the Federal Reserve. The Federal Reserve requires the Bank to maintain levels of capital adequacy that generally parallel the FDIC’s requirements. The capital adequacy requirements are quantitative measures established by regulation that require the Bank to maintain minimum amounts and ratios of capital. The FDIC requires the Bank to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 Leverage Capital to average assets. Consistent with our goal to operate a sound and profitable organization, our policy is for the Bank to maintain “Well Capitalized” status under the Federal Reserve regulations. Based on capital levels at June 30, 2026 and December 31, 2025, the Bank was considered Well Capitalized at both of those dates.

The table below shows the capital ratios under the Basel III capital framework as of the dates indicated:

	At June 30, 2026		At December 31, 2025
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Leverage Ratio
BayCom Corp	$299,962	12.20%	$303,598	12.21%
Minimum requirement for “Well Capitalized”	122,927	5.00%	124,277	5.00%
Minimum regulatory requirement	98,342	4.00%	99,421	4.00%

United Business Bank	290,817	11.66%	291,596	11.45%
Minimum requirement for “Well Capitalized”	124,743	5.00%	127,308	5.00%
Minimum regulatory requirement	99,795	4.00%	101,846	4.00%

Common Equity Tier 1 Ratio
BayCom Corp	299,962	14.10%	303,598	14.32%
Minimum requirement for “Well Capitalized”	138,287	6.50%	137,847	6.50%
Minimum regulatory requirement	95,737	4.50%	95,433	4.50%

United Business Bank	290,817	13.76%	291,596	13.84%
Minimum requirement for “Well Capitalized”	137,353	6.50%	136,946	6.50%
Minimum regulatory requirement	95,090	4.50%	94,809	4.50%

Tier 1 Risk-Based Capital Ratio
BayCom Corp	306,354	14.40%	313,083	14.76%
Minimum requirement for “Well Capitalized”	170,199	8.00%	169,658	8.00%
Minimum regulatory requirement	127,649	6.00%	127,243	6.00%

United Business Bank	290,817	13.76%	291,596	13.84%
Minimum requirement for “Well Capitalized”	169,050	8.00%	168,549	8.00%
Minimum regulatory requirement	126,787	6.00%	126,412	6.00%

Total Risk-Based Capital Ratio
BayCom Corp	329,684	15.50%	334,703	15.78%
Minimum requirement for “Well Capitalized”	212,749	10.00%	212,072	10.00%
Minimum regulatory requirement	170,199	8.00%	169,658	8.00%

United Business Bank	314,147	14.87%	313,216	14.87%
Minimum requirement for “Well Capitalized”	211,312	10.00%	210,686	10.00%
Minimum regulatory requirement	169,050	8.00%	168,549	8.00%

In addition to the minimum capital ratios, the Bank must maintain a capital conservation buffer consisting of Common Equity Tier 1 capital in excess of 2.5% above the required minimum capital ratios to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on the percentage of eligible retained income that may be utilized for such actions. At June 30, 2026, the Bank’s Common Equity Tier 1 capital exceeded the required capital conservation buffer.

For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank-only basis and the Federal Reserve expects the holding company’s subsidiary bank(s) to be Well Capitalized under the prompt corrective action regulations. If the Company were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at June 30, 2026, the Company would have exceeded all regulatory capital requirements.

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

Item 4. Controls and Procedures

(a)       Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), was conducted as of June 30, 2026 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that as of June 30, 2026, based on their evaluation, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(b)       Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred during the three months ended June 30, 2026, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

(c)Stock Repurchases. The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended June 30, 2026:

			Total number of
	Total	Average	shares purchased	Maximum number of
	number of	price	as part of	shares that may yet be
	shares	paid	publicly announced	purchased under the
	purchased	per share	plans or programs	plans or programs (1)
April 1, 2026 - April 30, 2026	—	$—	—	202,444
May 1, 2026 - May 31, 2026	—	—	—	202,444
June 1, 2026 - June 30, 2026	—	—	—	202,444
	—	$—	—

(1)	In May 2024, the Company’s Board of Directors approved the Company’s ninth stock repurchase program, which commenced following completion of the eighth stock repurchase program in June 2024, authorizing the purchase of up to 560,000 shares, or approximately 5.0%, of the Company’s outstanding common stock. The Board’s authorization is open-ended and has no expiration date. Purchases under the Company’s stock repurchase programs may be made through open market purchases, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The repurchase programs may be suspended, terminated, or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The Company’s stock repurchase programs do not obligate the Company to purchase any specific number of shares.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	Not applicable.
(b)	Not applicable.

(c)  Trading Plans. During the three months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

3.1	Articles of Incorporation of BayCom Corp(1)
3.2	Amended and Restated Bylaws of BayCom Corp(2)
10.1	Form of Performance Stock Unit Award Agreement⁽³⁾
31.1 31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets; (2) Condensed Consolidated Statements of Income; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 filed with the SEC on April 11, 2018 (File No. 333-224236) and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2020 (File No. 001-38483) and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 22, 2026 (File No. 001-38483) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAYCOM CORP
Registrant

Date: August 10, 2026	By:	/s/ Christopher F. Baron
Christopher F. Baron
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2026	By:	/s/ Kevin L. Thompson
Kevin L. Thompson
Executive Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)