Form 10-Q
period 2026-09-30
BayCom Corp
filed 2026-11-09
CIK 1730984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 2, 2026, there were 10,920,117 shares of the registrant’s common stock outstanding.

BAYCOM CORP

QUARTERLY REPORT ON FORM 10-Q

In this document, “BayCom” refers to BayCom Corp, the “Bank” refers to United Business Bank, BayCom’s wholly-owned subsidiary, and the “Company,” “we,” “us,” and “our” refer to BayCom and the Bank collectively, unless the context otherwise requires.

BAYCOM CORP

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

(unaudited)

	September 30,	December 31,
	2026	2025
ASSETS
Cash due from banks	$22,552	$26,785
Federal funds sold and interest-bearing balances in banks	195,924	179,729
Cash and cash equivalents	218,476	206,514
Investment securities available-for-sale ("AFS"), at fair value, net of allowance for credit losses of $0 at both September 30, 2026 and December 31, 2025	171,735	179,708
Equity securities, at fair value	2,664	12,554
Federal Home Loan Bank ("FHLB") stock, at par	12,046	11,524
Federal Reserve Bank ("FRB") stock, at par	7,767	7,722
Loans held for sale	2,433	1,316
Loans, net of allowance for credit losses of $23,700 at September 30, 2026 and $21,210 at December 31, 2025	2,128,740	2,045,126
Premises and equipment, net	13,070	13,220
Core deposit intangible, net	1,404	1,745
Cash surrender value of bank owned life insurance ("BOLI") policies, net	24,948	24,353
Right-of-use assets ("ROU"), net	13,895	12,665
Goodwill	38,838	38,838
Interest receivable and other assets	40,375	38,392
Total assets	$2,676,391	$2,593,677

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest and interest bearing deposits	$2,292,187	$2,213,640
Junior subordinated deferrable interest debentures, net	5,903	8,726
Salary continuation plan	5,242	5,122
Lease liabilities	14,861	13,659
Interest payable and other liabilities	23,379	13,976
Total liabilities	2,341,572	2,255,123
Commitments and contingencies (Note 17)

Shareholders' equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding at both September 30, 2026 and December 31, 2025	—	—
Common stock, no par value; 100,000,000 shares authorized; 10,920,117 and 10,887,681 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	167,625	165,998
Additional paid in capital	287	287
Accumulated other comprehensive loss, net of tax	(4,535)	(6,634)
Retained earnings	171,442	178,903
Total shareholders’ equity	334,819	338,554
Total liabilities and shareholders’ equity	$2,676,391	$2,593,677

See Notes to Condensed Consolidated Financial Statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for share and per share data)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

Interest income:
Loans, including fees	$30,259	$29,220	$88,050	$84,331
Investment securities	2,243	2,315	6,642	7,175
Fed funds sold and interest-bearing balances in banks	1,576	3,017	5,346	8,359
FHLB dividends	284	253	891	750
FRB dividends	116	145	348	434
Total interest and dividend income	34,478	34,950	101,277	101,049
Interest expense:
Deposits	8,799	9,777	26,162	27,669
Subordinated debt	—	1,571	—	3,354
Junior subordinated deferrable interest debentures	119	193	628	577
Other borrowings	—	—	3	—
Total interest expense	8,918	11,541	26,793	31,600
Net interest income	25,560	23,409	74,484	69,449
Provision for credit losses	843	2,973	5,414	3,818
Net interest income after provision for credit losses	24,717	20,436	69,070	65,631
Noninterest income:
Gain on sale of loans	113	—	325	251
(Loss) gain on equity securities	(589)	771	(436)	523
Loss on sale of AFS securities	(6,832)	—	(6,832)	—
Service charges and other fees	791	825	2,407	2,683
Loan servicing and other loan fees	505	403	1,145	1,308
Loss on investment in Small Business Investment Company (“SBIC”) fund	(75)	(29)	(183)	(365)
Other income and fees	279	278	797	801
Total noninterest income	(5,808)	2,248	(2,777)	5,201
Noninterest expense:
Salaries and employee benefits	11,222	10,168	43,120	29,831
Occupancy and equipment	2,177	2,143	6,389	6,462
Data processing	2,071	2,038	6,148	5,804
Other expense	2,190	1,597	5,667	5,592
Total noninterest expense	17,660	15,946	61,324	47,689
Income before provision for income tax expense	1,249	6,738	4,969	23,143
Provision for income tax expense	104	1,731	2,606	6,070
Net income	$1,145	$5,007	$2,363	$17,073
Net income per common share:
Basic earnings per common share	$0.10	$0.46	$0.22	$1.55
Weighted average common shares outstanding	10,920,117	10,929,779	10,912,877	11,022,179

Diluted earnings per common share	$0.10	$0.46	$0.22	$1.55
Weighted average common shares outstanding	10,920,117	10,929,779	10,912,877	11,022,179

See Notes to Condensed Consolidated Financial Statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

Net income	$1,145	$5,007	$2,363	$17,073
Other comprehensive income:
Unrealized holding (losses) gains on AFS securities arising during the period	(5,046)	3,296	(4,075)	7,328
Reclassification adjustment for losses included in net income	6,832	—	6,832	—

Net unrealized gains on AFS securities, before tax	1,786	3,296	2,757	7,328
Income tax expense related to items of OCI	(498)	(1,136)	(658)	(2,284)
Other comprehensive income, net of tax	1,288	2,160	2,099	5,044
Total comprehensive income	$2,433	$7,167	$4,462	$22,117

See Notes to Condensed Consolidated Financial Statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except for share and per share data)

(unaudited)

				Accumulated
		Common	Additional	Other		Total
	Number of	Stock	Paid in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Capital	Income/(Loss)	Earnings	Equity
Three months ended September 30, 2026
Balance, July 1, 2026	10,909,317	$167,352	$287	$(5,823)	$173,574	$335,390
Net income					1,145	1,145
Other comprehensive income, net				1,288		1,288
Restricted stock granted	10,800					—
Cash dividends of $0.30 per share					(3,277)	(3,277)
Stock based compensation		273				273
Balance, September 30, 2026	10,920,117	$167,625	$287	$(4,535)	$171,442	$334,819

Three months ended September 30, 2025
Balance, July 1, 2025	10,941,232	$167,369	$287	$(10,122)	$173,028	$330,562
Net income					5,007	5,007
Other comprehensive income, net				2,160		2,160
Restricted stock granted	8,860					—
Cash dividends of $0.25 per share					(2,724)	(2,724)
Stock based compensation		173				173
Repurchase of shares	(33,300)	(909)				(909)
Balance, September 30, 2025	10,916,792	$166,633	$287	$(7,962)	$175,311	$334,269

				Accumulated
		Common	Additional	Other		Total
	Number of	Stock	Paid in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Capital	Income/(Loss)	Earnings	Equity
Nine months ended September 30, 2026
Balance, January 1, 2026	10,887,681	$165,998	$287	$(6,634)	$178,903	$338,554
Net income					2,363	2,363
Other comprehensive income, net				2,099		2,099
Restricted stock granted	32,436					—
Cash dividends of $0.90 per share					(9,824)	(9,824)
Stock based compensation		1,627				1,627
Balance, September 30, 2026	10,920,117	$167,625	$287	$(4,535)	$171,442	$334,819

Nine months ended September 30, 2025
Balance, January 1, 2025	11,121,475	$172,254	$287	$(13,006)	$164,831	$324,366
Net income					17,073	17,073
Other comprehensive income, net				5,044		5,044
Restricted stock granted	31,081					—
Forfeiture of restricted stock granted	(3,221)					—
Cash dividends of $0.60 per share					(6,593)	(6,593)
Stock based compensation		475				475
Repurchase of shares	(232,543)	(6,096)				(6,096)
Balance, September 30, 2025	10,916,792	$166,633	$287	$(7,962)	$175,311	$334,269

See Notes to Condensed Consolidated Financial Statements.

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine months ended
	September 30,
	2026	2025

Cash flows from operating activities:
Net income	$2,363	$17,073
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	5,414	3,818
Deferred (benefit) tax expense	(2,501)	1,495
(Accretion) amortization on acquired loans	(40)	180
Gain on sale of loans	(325)	(251)
Loss on sale of AFS securities	6,832	—
Proceeds from sale of loans originated for sale	4,012	4,496
Loans originated for sale	(3,659)	(3,372)
Amortization on junior subordinated debentures	270	61
Increase in cash surrender value of life insurance policies	(595)	(571)
Amortization of premiums on investment securities, net	63	95
Loss (gain) on equity securities	436	(523)
Depreciation and amortization	1,348	2,460
Core deposit intangible amortization	341	748
Stock based compensation expense	1,627	475
Increase (decrease) in deferred loan origination fees, net	41	(505)
Net change in interest receivable and other assets	(1,343)	1,011
Increase in salary continuation plan, net	120	254
Net change in interest payable and other liabilities	10,557	(3,951)
Net cash provided by operating activities	24,961	22,993
Cash flows from investing activities:
Proceeds from maturities of interest bearing deposits in banks	—	249
Purchase of investment securities AFS	(133,741)	(11,569)
Proceeds from maturities, repayments and calls of investment securities AFS	30,801	24,692
Proceeds from sales of investment securities AFS	106,776	—
Proceeds from calls and sales of equity securities	9,454	—
Purchase of FHLB stock	(522)	(211)
Purchase of FRB stock	(45)	(12)
Proceeds from sale of loans held for investment	9,947	—
Purchase of loans	(118,394)	(24,633)
Decrease (increase) in loans, net	18,273	(64,479)
Purchase of equipment and leasehold improvements, net	(1,198)	(2,008)
Net cash used in investing activities	(78,649)	(77,971)

BAYCOM CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(In thousands)

(unaudited)

	Nine months ended
	September 30,
	2026	2025

Cash flows from financing activities:
Increase (decrease) in noninterest and interest bearing deposits in banks, net	124,126	(16,767)
(Decrease) increase in time deposits, net	(45,579)	10,810
Repayment of junior subordinated debentures	(3,093)	—
Repayment of subordinated debt	—	(64,685)
Increase in other borrowings	25,000	—
Repayment of other borrowings	(25,000)	—
Repurchase of common stock	—	(6,096)
Dividends paid on common stock	(9,805)	(3,870)
Net cash provided by (used in) financing activities	65,649	(80,608)
Increase (decrease) in cash and cash equivalents	11,961	(135,586)
Cash and cash equivalents at beginning of period	206,514	364,032
Cash and cash equivalents at end of period	$218,475	$228,446

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest expense	$26,492	$32,287
Income taxes paid, net	6,269	6,473

Non-cash investing and financing activities:
Change in unrealized gain on AFS securities, net of tax	$2,099	$5,044
Transfer of loans to held-for-sale	1,117	697
Recognition of ROU assets in exchange for lease obligations	3,660	2,701
Cash dividends declared on common stock not yet paid	(3,277)	(2,724)

See Notes to Condensed Consolidated Financial Statements.

NOTE 1 – BASIS OF PRESENTATION

BayCom Corp (the “Company”) is a bank holding company headquartered in Walnut Creek, California. United Business Bank (the “Bank”), the Company’s wholly owned banking subsidiary, is a California state-chartered bank which provides a broad range of financial services primarily to local small and mid-sized businesses, service professionals and individuals. In its 22 years of operation, the Bank has grown to 34 full-service banking branches at September 30, 2026, with 16 locations in California, one in Nevada, one in Washington, five in New Mexico and 11 in Colorado. The condensed consolidated financial statements include the accounts of the Company and the Bank.

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

In November 2025, the FASB issued ASU 2025-08, Financial Instruments  – Credit losses (Topic 326) – Purchased Loans, to improve the accounting for certain purchased loans, specifically purchased seasoned loans (“PSLs”). The amendments expand the application of the gross-up approach to qualifying purchased loans acquired without significant credit deterioration. Under the amendments, an allowance for credit losses is recorded at acquisition with a corresponding adjustment to the loan’s amortized cost basis, thereby eliminating the recognition of a Day 1 provision for credit losses for such loans. The amendments are effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual periods, with early adoption permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

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

NOTE 3 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of securities AFS at the dates indicated are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
September 30, 2026
Municipal securities	$4,400	—	(559)	$3,841
Mortgage-backed securities	75,592	21	(2,164)	73,449
Collateralized mortgage obligations	32,181	11	(585)	31,607
SBA securities	1,397	9	(4)	1,402
ABS securities	10,055	—	(51)	10,004
Corporate bonds	54,398	14	(2,980)	51,432
Total	$178,023	$55	$(6,343)	$171,735

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
December 31, 2025
Municipal securities	$26,278	$159	$(803)	$25,634
Mortgage-backed securities	47,908	366	(2,596)	45,678
Collateralized mortgage obligations	45,263	214	(1,333)	44,144
SBA securities	2,779	7	(38)	2,748
ABS securities	1,677	—	(6)	1,671
Corporate bonds	64,848	74	(5,089)	59,833
Total	$188,753	$820	$(9,865)	$179,708

No allowance for credit losses was recognized on investment debt securities AFS in an unrealized loss position at both September 30, 2026 and December 31, 2025.

Amortized cost and fair value exclude accrued interest receivable of $1.1 million at September 30, 2026 and $1.3 million at December 31, 2025, which is included in interest receivable and other assets in the condensed consolidated balance sheets.

The Company sold securities AFS totaling $106.8 million, resulting in a net realized loss of $6.8 million, consisting of gross realized gains of $270,000 and gross realized losses of $7.1 million, during both the three and nine months ended September 30, 2026. There were no sales of securities AFS during the three and nine months ended September 30, 2025.

The amortized cost and estimated fair value of securities AFS at the dates indicated by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2026		December 31, 2025
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value

Securities AFS
Due in one year or less	$3,000	$2,958	$5,417	$4,819
Due after one through five years	20,537	20,100	20,602	19,600
Due after five years through ten years	58,082	55,101	75,478	70,038
Due after ten years	96,404	93,576	87,256	85,251
Total	$178,023	$171,735	$188,753	$179,708

At both September 30, 2026 and December 31, 2025, there were no securities pledged.

The estimated fair value and gross unrealized losses for securities AFS aggregated by the length of time that individual securities have been in a continuous unrealized loss position at the dates indicated were as follows:

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
September 30, 2026
Municipal securities	$2,805	$(375)	$1,036	$(184)	$3,841	$(559)
Mortgage-backed securities	72,122	(2,164)	—	—	72,122	(2,164)
Collateralized mortgage obligations	30,294	(585)	—	—	30,294	(585)
SBA securities	115	(1)	645	(3)	760	(4)
ABS securities	10,004	(51)	—	—	10,004	(51)
Corporate bonds	2,940	(60)	47,116	(2,920)	50,056	(2,980)
Total	$118,280	$(3,236)	$48,797	$(3,107)	$167,077	$(6,343)

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
December 31, 2025
Municipal securities	$3,011	$(19)	$12,314	$(784)	$15,325	$(803)
Mortgage-backed securities	4,481	(29)	21,412	(2,567)	25,893	(2,596)
Collateralized mortgage obligations	3,720	(35)	20,913	(1,298)	24,633	(1,333)
SBA securities	445	—	1,509	(38)	1,954	(38)
ABS securities	883	(3)	788	(3)	1,671	(6)
Corporate bonds	987	(13)	57,424	(5,076)	58,411	(5,089)
Total	$13,527	$(99)	$114,360	$(9,766)	$127,887	$(9,865)

At September 30, 2026, the Company held 118 securities AFS, of which 36 were in an unrealized loss position for more than twelve months and 36 were in an unrealized loss position for less than twelve months. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

Allowance for credit losses on investment debt securities available-for-sale

Investment debt securities in an unrealized loss position as of September 30, 2026 were evaluated to determine whether the decline in fair value below amortized cost basis resulted from credit losses or changes in required yields by investors in these types of securities, among other factors. This assessment first includes a determination of whether the Company intends to sell the security, or whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, less any current-period credit losses. In making this assessment, management considers the nature of the security and any related government guarantees, any changes to the rating of the security by a rating agency, the creditworthiness of the issuers and guarantors, the underlying collateral, the financial conditions and prospects of the issuer, and any adverse conditions specifically related to the security, among other factors.

As of September 30, 2026, the Company expected to recover the amortized cost basis of its securities. The Company has no present intent to sell any investment securities with unrealized losses, and it is not more likely than not that the Company will be required to sell such securities before recovery of their amortized cost. The decline in fair value is largely attributed to changes in interest rates and other market conditions. The issuers of these securities continue to make timely principal and interest payments. No allowance for credit losses was recognized on investment debt securities AFS in an unrealized loss position, as management has determined that the decline in fair value is not attributable to credit losses at September 30, 2026.

Equity Securities

The Company recognized a net loss on equity securities of $589,000 and $436,000 for the three and nine months ended September 30, 2026, and a net gain of $771,000 and $523,000 for the three and nine months ended September 30, 2025, respectively. Equity securities were $2.7 million at September 30, 2026 compared to $12.6 million at December 31, 2025. The decrease was primarily due to sale of $7.8 million of equity securities and the redemption of two equity securities for $1.7 million at par, with no gain or loss recognized on redemption.

NOTE 4 – LOANS

The Company’s loan portfolio at the dates indicated is summarized below:

	September 30,	December 31,
	2026	2025
Commercial and industrial	$180,170	$175,409
Construction and land	9,760	8,958
Commercial real estate	1,744,158	1,766,964
Residential	216,838	113,186
Consumer	911	1,175
Total loans	2,151,837	2,065,692
Net deferred loan costs	603	644
Allowance for credit losses	(23,700)	(21,210)
Net loans	$2,128,740	$2,045,126

Net loans exclude accrued interest receivable of $7.0 million and $6.6 million at September 30, 2026 and December 31, 2025, respectively, which is included in interest receivable and other assets in the condensed consolidated balance sheets.

The Company’s total individually evaluated loans, including collateral dependent loans, nonaccrual loans, modified loans to borrowers experiencing financial difficulty, and purchase credit deteriorated (“PCD”) loans, are summarized as follows:

	Commercial	Construction	Commercial
	and industrial	and land	real estate	Residential	Consumer	Total
September 30, 2026
Recorded investment in loans individually evaluated:
With no specific allowance recorded	$—	$—	$5,005	$—	$—	$5,005
With a specific allowance recorded	—	—	6,344	—	—	6,344
Total recorded investment in loans individually evaluated	$—	$—	$11,349	$—	$—	$11,349
Specific allowance on loans individually evaluated	$—	$—	$2,617	$—	$—	$2,617

December 31, 2025
Recorded investment in loans individually evaluated:
With no specific allowance recorded	$—	$—	$9,680	$711	$—	$10,391
With a specific allowance recorded	—	—	4,472	—	—	4,472
Total recorded investment in loans individually evaluated	$—	$—	$14,152	$711	$—	$14,863
Specific allowance on loans individually evaluated	$—	$—	$1,428	$—	$—	$1,428

The recorded investment in individually evaluated loans on nonaccrual were $10.5 million and $13.4 million at September 30, 2026 and December 31, 2025, respectively.

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

During the three and nine months ended September 30, 2026, there were no modifications of loans to borrowers experiencing financial difficulty and one such modification, for a $1.5 million loan, respectively. During both the three and nine months ended September 30, 2025, there were no modifications of loans to borrowers experiencing financial difficulty. The loan modified during the nine months ended September 30, 2026 was a term extension, which extended the maturity date by approximately nine months.

A summary of previously modified loans to borrowers experiencing financial difficulty by type of concession and type of loan, as of the dates indicated, is set forth below:

	Number of	Rate	Term	Rate & term		% of Total
	loans	modification	modification	modification	Total	loans outstanding
September 30, 2026
Commercial and industrial	—	$—	$—	$—	$—	—%
Construction and land	—	—	—	—	—	—%
Commercial real estate	2	—	1,978	—	1,978	0.11%
Residential	—	—	—	—	—	—%
Consumer	—	—	—	—	—	—%
Total	2	$—	$1,978	$—	$1,978	0.09%

	Number of	Rate	Term	Rate & term		% of Total
	loans	modification	modification	modification	Total	loans outstanding
December 31, 2025
Commercial and industrial	1	$—	$73	$—	$73	0.04%
Construction and land	—	—	—	—	—	—%
Commercial real estate	1	—	554	—	554	0.03%
Residential	1	—	711	—	711	0.63%
Consumer	—	—	—	—	—	—%
Total	3	$—	$1,338	$—	$1,338	0.06%

For the three and nine months ended September 30, 2026 and 2025, the Company recorded no charge-offs for modified loans to borrowers experiencing financial difficulty.

At September 30, 2026 and December 31, 2025, individually evaluated modified loans to borrowers experiencing financial difficulty had a specific allowance of $607,000 and none, respectively. At both dates, none of the modified loans to borrowers experiencing financial difficulty were performing in accordance with their modified terms. All accruing modified loans to borrowers experiencing financial difficulty, if any, are included in the loans individually evaluated in the calculation of the allowance for credit losses.

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

Revolving loans that are converted to term loans are treated as new originations for purposes of the tables below but continue to be presented based on the year of the original revolving loan’s initial origination. During the nine months ended September 30, 2026, and the year ended December 31, 2025, $3.9 million and none, respectively, of the Company’s revolving loans were converted to term loans.

The following tables present the internally assigned risk grade by class of loans at the dates indicated:

							Revolving
	Term loans - amortized cost by origination year						loans
	2026	2025	2024	2023	2022	Prior	amortized cost	Total
September 30, 2026
Commercial and industrial:
Pass	$14,348	$24,978	$36,138	$10,029	$13,376	$26,291	$53,509	$178,669
Special mention	—	960	—	—	—	100	—	1,060
Substandard	—	—	—	99	—	331	11	441
Total commercial and industrial	$14,348	$25,938	$36,138	$10,128	$13,376	$26,722	$53,520	$180,170
YTD gross charge-offs	$—	25	—	—	—	1	—	$26
Construction and land:
Pass	$—	$—	$9,500	—	—	260	—	$9,760
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total construction and land	$—	$—	$9,500	$—	$—	$260	$—	$9,760
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Pass	$167,531	$315,791	$166,664	54,712	312,680	648,312	735	$1,666,425
Special mention	—	—	9,748	—	4,539	32,377	—	46,664
Substandard	—	—	—	—	3,591	27,478	—	31,069
Total commercial real estate	$167,531	$315,791	$176,412	$54,712	$320,810	$708,167	$735	$1,744,158
YTD gross charge-offs	$—	—	—	—	—	2,898	—	$2,898
Residential:
Pass	$114,233	$46,464	$16,656	—	—	34,471	4,775	$216,599
Special mention	—	—	—	—	—	—	83	83
Substandard	—	—	—	—	—	92	64	156
Total residential	$114,233	$46,464	$16,656	$—	$—	$34,563	$4,922	$216,838
YTD gross charge-offs	$—	—	—	—	—	—	—	$—
Consumer:
Pass	$106	$176	$128	—	8	99	394	$911
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer	$106	$176	$128	$—	$8	$99	$394	$911
YTD gross charge-offs	$—	—	—	—	—	1	—	$1
Total loans outstanding
Risk ratings
Pass	$296,218	$387,409	$229,086	$64,741	$326,064	$709,433	$59,413	$2,072,364
Special mention	—	960	9,748	—	4,539	32,477	83	47,807
Substandard	—	—	—	99	3,591	27,901	75	31,666
Total loans outstanding	$296,218	$388,369	$238,834	$64,840	$334,194	$769,811	$59,571	$2,151,837
YTD gross charge-offs	$—	$25	$—	$—	$—	$2,900	$—	$2,925

							Revolving
	Term loans - amortized cost by origination year						loans
	2025	2024	2023	2022	2021	Prior	amortized cost	Total
December 31, 2025
Commercial and industrial:
Pass	$32,969	$48,839	$14,375	$16,454	$7,202	$27,511	$26,011	$173,361
Special mention	—	—	—	—	—	580	—	580
Substandard	—	—	152	—	55	980	281	1,468
Total commercial and industrial	$32,969	$48,839	$14,527	$16,454	$7,257	$29,071	$26,292	$175,409
YTD gross charge-offs	$—	41	—	—	—	154	—	$195
Construction and land:
Pass	$228	$8,412	$—	—	115	203	—	$8,958
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total construction and land	$228	$8,412	$—	$—	$115	$203	$—	$8,958
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Pass	$324,728	$177,675	$67,901	320,160	333,477	397,516	3,287	$1,624,744
Special mention	—	—	—	32,144	23,672	39,213	—	95,029
Substandard	—	—	4,835	—	14,642	27,714	—	47,191
Total commercial real estate	$324,728	$177,675	$72,736	$352,304	$371,791	$464,443	$3,287	$1,766,964
YTD gross charge-offs	$—	—	—	—	—	840	—	$840
Residential:
Pass	$47,156	$23,536	$—	—	30,969	6,121	4,515	$112,297
Special mention	—	—	—	—	—	—	11	11
Substandard	—	—	—	—	20	794	64	878
Total residential	$47,156	$23,536	$—	$—	$30,989	$6,915	$4,590	$113,186
YTD gross charge-offs	$—	—	—	—	1	—	—	$1
Consumer:
Pass	$273	$119	$260	17	10	102	394	$1,175
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer	$273	$119	$260	$17	$10	$102	$394	$1,175
YTD gross charge-offs	$—	—	—	—	—	5	—	$5
Total loans outstanding
Risk ratings
Pass	$405,354	$258,581	$82,536	$336,631	$371,773	$431,453	$34,207	$1,920,535
Special mention	—	—	—	32,144	23,672	39,793	11	95,620
Substandard	—	—	4,987	—	14,717	29,488	345	49,537
Total loans outstanding	$405,354	$258,581	$87,523	$368,775	$410,162	$500,734	$34,563	$2,065,692
YTD gross charge-offs	$—	$41	$—	$—	$1	$999	$—	$1,041

The following tables provide an aging of the Company’s loans receivable as of the dates indicated:

								Recorded
			90 Days					investments
	30–59 Days	60–89 Days	or more	Total			Total loans	90 days or more past due
	past due	past due	past due	past due	Current	PCD loans	receivable	and still accruing
September 30, 2026
Commercial and industrial	$291	$1,112	$723	$2,126	$178,044	$—	$180,170	$—
Construction and land	—	—	—	—	9,760	—	9,760	—
Commercial real estate	8,526	5,631	3,280	17,437	1,714,043	12,678	1,744,158	—
Residential	467	—	623	1,090	215,685	63	216,838	623
Consumer	5	—	—	5	906	—	911	—
Total	$9,289	$6,743	$4,626	$20,658	$2,118,438	$12,741	$2,151,837	$623

								Recorded
			90 Days					investments
	30–59 Days	60–89 Days	or more	Total			Total loans	90 days or more past due
	past due	past due	past due	past due	Current	PCD loans	receivable	and still accruing
December 31, 2025
Commercial and industrial	$671	$119	$748	$1,538	$173,871	$—	$175,409	$—
Construction and land	—	—	—	—	8,958	—	8,958	—
Commercial real estate	818	—	1,942	2,760	1,747,458	16,746	1,766,964	—
Residential	40	—	711	751	112,393	42	113,186	—
Consumer	1	—	—	1	1,174	—	1,175	—
Total	$1,530	$119	$3,401	$5,050	$2,043,854	$16,788	$2,065,692	$—

Nonaccrual loans totaled $10.5 million and $13.4 million at September 30, 2026 and December 31, 2025, respectively. Nonaccrual loans guaranteed by a government agency, which reduces the Company’s credit exposure, were $849,000 at September 30, 2026 compared to $1.7 million at December 31, 2025. At September 30, 2026, nonaccrual loans included $3.7 million of loans 30-89 days past due and $2.8 million of loans less than 30 days past due. At December 31, 2025, nonaccrual loans included $562,000 of loans 30-89 days past due and $9.4 million of loans less than 30 days past due. The decrease in nonaccrual loans from December 31, 2025 was primarily due to the payoff of ten nonaccrual loans totaling $4.1 million and the sale of two nonaccrual loans totaling $7.7 million, partially offset by four new nonaccrual commercial real estate loans totaling $9.6 million.

At September 30, 2026, the $3.7 million of nonaccrual loans 30-89 days past due were comprised of two loans and the $2.8 million of loans less than 30 days past due were comprised of nine loans. All of these loans were placed on nonaccrual due to concerns over the financial condition of the borrowers.

At September 30, 2026, there was one loan that was 90 days or more past due and still accruing, with a balance of $623,000 compared to no loans 90 days or more past due and still accruing at December 31, 2025.

Interest foregone on nonaccrual loans was approximately $270,000 and $693,000 for the three and nine months ended September 30, 2026, compared to $257,000 and $896,000 for the three and nine months ended September 30, 2025. Interest income recognized on nonaccrual loans was approximately $155,000 and $633,000 for the three and nine months ended September 30, 2026, compared to $70,000 and $136,000 for the three and nine months ended September 30, 2025.

Pledged Loans

The Bank’s FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $1.12 billion and $1.10 billion at September 30, 2026 and December 31, 2025, respectively. At September 30, 2026 and December 31, 2025, $72.9 million and $88.0 million of loans were pledged to the FRB of San Francisco, respectively. For additional information, see “Note 11 - Borrowings” of the Notes to Condensed Consolidated Financial Statements.

NOTE 5 – ALLOWANCE FOR CREDIT LOSSES FOR LOANS

The following tables summarize the Company’s allowance for credit losses for loans, reserve for unfunded commitments, and loan balances individually and collectively evaluated by type of loan, as of the dates and for the periods indicated:

	Commercial	Construction	Commercial				Reserve for
	and industrial	and land	real estate	Residential	Consumer	Total	unfunded commitments
Three months ended September 30, 2026
Allowance for credit losses
Beginning balance	$3,722	$523	$15,810	$2,889	$6	$22,950	$380
Charge-offs	(1)	—	(20)	—	—	(21)	—
Recoveries	1	7	—	—	—	8	—
Provision for (reversal of) credit losses	836	(43)	(726)	697	(1)	763	80
Ending balance	$4,558	$487	$15,064	$3,586	$5	$23,700	$460

Nine months ended September 30, 2026
Allowance for credit losses:
Beginning balance	$4,173	$470	$14,601	$1,957	$9	$21,210	$410
Charge-offs	(26)	—	(2,898)	—	(1)	(2,925)	—
Recoveries	44	7	—	—	—	51	—
Provision for (reversal of) credit losses	367	10	3,361	1,629	(3)	5,364	50
Ending balance	$4,558	$487	$15,064	$3,586	$5	$23,700	$460

September 30, 2026
Allowance for credit losses:
Loans individually evaluated	$—	$—	$2,617	$—	$—	$2,617
Loans collectively evaluated	4,558	487	11,979	3,586	5	20,615
PCD loans	—	—	468	—	—	468

Loans receivable:
Individually evaluated	$—	$—	$11,349	$—	$—	$11,349
Collectively evaluated	180,170	9,760	1,720,131	216,775	911	2,127,747
PCD loans	—	—	12,678	63	—	12,741
Total loans	$180,170	$9,760	$1,744,158	$216,838	$911	$2,151,837

	Commercial	Construction	Commercial				Reserve for
	and industrial	and land	real estate	Residential	Consumer	Total	unfunded commitments
Three months ended September 30, 2025
Allowance for credit losses
Beginning balance	$4,467	$141	$12,327	$1,761	$4	$18,700	$530
Charge-offs	—	—	(839)	—	—	(839)	—
Recoveries	6	—	—	—	—	6	—
(Reversal of) provision for credit losses	(35)	134	2,541	291	2	2,933	40
Ending balance	$4,438	$275	$14,029	$2,052	$6	$20,800	$570

Nine months ended September 30, 2025
Allowance for credit losses:
Beginning balance	$4,681	$72	$11,365	$1,780	$2	$17,900	$600
Charge-offs	(193)	—	(839)	(1)	(7)	(1,040)	—
Recoveries	21	—	69	1	1	92	—
(Reversal of) provision for credit losses	(71)	203	3,434	272	10	3,848	(30)
Ending balance	$4,438	$275	$14,029	$2,052	$6	$20,800	$570

September 30, 2025
Allowance for credit losses:
Loans individually evaluated	$—	$—	$868	$—	$—	$868
Loans collectively evaluated	4,438	275	12,940	2,051	6	19,710
PCD loans	—	—	221	1	—	222

Loans receivable:
Individually evaluated	$—	$—	$18,044	$711	$—	$18,755
Collectively evaluated	177,250	5,124	1,708,222	114,470	749	2,005,815
PCD loans	—	—	17,002	111	—	17,113
Total loans	$177,250	$5,124	$1,743,268	$115,292	$749	$2,041,683

For the three months ended September 30, 2026, the provision for credit losses reflected loan growth and higher historical loss rates, partially offset by modest improvements in forecasted national unemployment and gross domestic product relative to the prior quarter’s forecasts, decreased specific reserves on certain individually evaluated loans, and the revision of the lending policies and procedures qualitative factor described below.

For the nine months ended September 30, 2026, the provision for credit losses was primarily driven by $2.9 million of net charge-offs, loan growth and increased specific reserves on certain individually evaluated loans, partially offset by improvements in macroeconomic forecasts. The provision exceeded net charge-offs, resulting in an increase in the allowance for credit losses at September 30, 2026 compared to December 31, 2025. During the third quarter of 2026 the qualitative factor for lending policies and procedures was revised from minor risk to neutral, reflecting improvement in loan exception metrics. All other qualitative factors were unchanged during the three and nine months ended September 30, 2026.

Net charge-offs were $13,000 and $2.9 million for the three and nine months ended September 30, 2026, compared to net charge-offs of $833,000 and $948,000 for the three and nine months ended September 30, 2025, respectively.

The following table summarizes the amortized cost basis of individually evaluated collateral-dependent loans, including nonaccrual loans, modified loans to borrowers experiencing financial difficulty, and PCD loans, by loan and collateral type as of the dates indicated.

	Retail and
	Office	Hotel	Other	SFR 1-4	Total	ACL
September 30, 2026
Commercial real estate	$8,604	$2,361	$384	$—	$11,349	$2,617
Total	$8,604	$2,361	$384	$—	$11,349	$2,617

December 31, 2025
Commercial real estate	$3,338	$9,462	$1,352	$—	$14,152	$1,428
Residential	—	—	—	711	711	—
Total	$3,338	$9,462	$1,352	$711	$14,863	$1,428

The following table shows the amortized cost and allowance for credit losses for loans on nonaccrual status as of the dates indicated:

	As of September 30, 2026			As of December 31, 2025
	Nonaccrual	Nonaccrual		Nonaccrual	Nonaccrual
	with no allowance	with allowance	Total	with no allowance	with allowance	Total
	for credit losses	for credit losses	nonaccrual	for credit losses	for credit losses	nonaccrual
Commercial and industrial	$—	$735	$735	$—	$839	$839
Commercial real estate	5,053	4,742	9,795	5,891	5,997	11,888
Residential	—	—	—	711	5	716
Total	$5,053	$5,477	$10,530	$6,602	$6,841	$13,443

The Company holds certain small business loans to borrowers qualified under The California Capital Access Program for Small Business, a state guaranteed loan program sponsored by the California Pollution Control Financing Authority (“CalCAP”). Under this loan program, the borrower, CalCAP and the participating lender contributed funds to a loss reserve account held in a demand deposit account at the participating lender. The borrower’s contributions to the loss reserve account are attributed to the participating lender. Losses on qualified loans are charged to this account after approval by CalCAP. Under the program, if a loan defaults, the participating lender has immediate coverage of 100% of the loss. The participating lender must return recoveries from the borrower, less expenses, to the credit loss reserve account. The funds in the loss reserve account are the property of CalCAP; however, in the event that the participating lender leaves the program any excess funds, after all loans have been repaid or unenrolled from the program by the participating lender and provided there are no pending claims for reimbursement, the remaining excess funds are distributed to CalCAP and the participating lender based on their respective contributions to the loss reserve account. Funds contributed by the participating lender to the loss reserve account are treated as a receivable from CalCAP and evaluated for credit losses quarterly. As of September 30, 2026 and December 31, 2025, the Company had $3.0 million and $9.3 million, respectively, of loans enrolled in this loan program. The Company had a loss reserve account of $2.0 million and $4.9 million as of September 30, 2026 and December 31, 2025, respectively.

In addition, the Company is approved by under the CalCAP program, in partnership with the California Air Resources Board, to originate loans to California truckers in the On-Road Heavy-Duty Vehicle Air Quality Loan Program. Under this loan program, CalCAP solely contributes funds to a loss reserve account held in a demand deposit account at the participating lender. Losses are handled in the same manner as described above. The funds are the property of CalCAP and are payable upon termination of the program. When the loss reserve account balance exceeds the total associated loan balance, the excess is to be remitted to CalCAP. The Company originated loans under this program of $2.0 million and $2.8 million during the three and nine months ended September 30, 2026, and $3.3 million and $12.1 million during the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, the Company had $13.0 million of loans enrolled in this program and a loss reserve account of $3.2 million. As of December 31, 2025, the Company had $19.0 million of loans enrolled in this program and a loss reserve account of $4.9 million.

NOTE 6 – PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at the dates indicated:

	September 30,	December 31,
	2026	2025
Premises owned	$12,019	$11,570
Leasehold improvements	4,328	4,268
Furniture, fixtures and equipment	11,453	10,690
Less accumulated depreciation and amortization	(14,730)	(13,308)
Total premises and equipment, net	$13,070	$13,220

Depreciation and amortization included in occupancy and equipment expense totaled $558,000 and $1.6 million for the three and nine months ended September 30, 2026, and $493,000 and $1.4 million for the three and nine months ended September 30, 2025, respectively.

NOTE 7 – LEASES

The Company leased 19 branches under noncancelable operating leases as of September 30, 2026. These leases expire on various dates through 2030. Many of these lease agreements include one or more renewal options, exercisable at the Company’s discretion. When the Company determines at lease commencement that it is reasonably certain to exercise a renewal option, the extended lease term is included in the measurement of the ROU asset and corresponding lease liability.

The Company uses the discount rate implicit in the lease when it is readily determinable. In instances where the implicit rate is not available, which is typically the case, the Company applies its incremental borrowing rate, determined  on a collateralized basis and over a term comparable to the lease term, as of the lease commencement date.

The below maturity schedule presents, as of September 30, 2026, the undiscounted lease payments for the next five years and thereafter:

For remainder of 2026	$1,004
2027	4,124
2028	4,079
2029	3,644
2030	1,623
Thereafter	1,764
Total undiscounted cash flows	16,238
Less: interest	(1,377)
Present value of lease payments	$14,861

The following table presents the weighted average lease term and discount rate at the dates indicated:

	September 30, 2026		December 31, 2025
Weighted-average remaining lease term	4.4	years	4.1	years
Weighted-average discount rate	4.0%		3.9%

The following table presents certain information related to the operating lease costs included in occupancy and equipment expense on the Condensed Consolidated Statements of Income for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating lease cost	$992	$945	$2,915	$3,028
Short-term lease cost	—	—	—	—
Less: Sublease income	(23)	(26)	(62)	(72)
Total operating lease cost, net	$969	$919	$2,853	$2,956

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

Changes in the Company's goodwill during the periods indicated were as follows:

	Nine months ended	Year ended
	September 30, 2026	December 31, 2025
Balance at beginning of period	$38,838	$38,838
Acquired goodwill	—	—
Impairment	—	—
Balance at end of period	$38,838	$38,838

Core Deposit Intangible

Changes in the Company’s core deposit intangible during the periods indicated were as follows:

	Nine months ended	Year ended
	September 30, 2026	December 31, 2025
Balance at beginning of period	$1,745	$2,693
Less amortization	(341)	(948)
Balance at end of period	$1,404	$1,745

Estimated annual amortization expense at September 30, 2026 was as follows:

For remainder of 2026	$114
2027	455
2028	455
2029	372
Thereafter	8
Total	$1,404

NOTE 9 – INTEREST RECEIVABLE AND OTHER ASSETS

The Company’s interest receivable and other assets at the dates indicated consisted of the following:

	September 30,	December 31,
	2026	2025
Tax assets, net	$17,370	$13,684
Accrued interest receivable	8,314	8,344
Investment in SBIC fund	2,780	2,963
Investment in Community Reinvestment Act fund	2,000	2,000
Prepaid assets	2,219	2,254
Servicing assets	283	388
Investment in Low Income Housing Tax Credit ("LIHTC") partnerships, net	3,773	3,290
Investment in statutory trusts	378	550
CalCAP reserve receivable	1,367	1,375
Other assets	1,891	3,544
Total interest receivable and other assets	$40,375	$38,392

NOTE 10 – DEPOSITS

The Company’s deposits at the dates indicated consisted of the following:

	September 30,	December 31,
	2026	2025
Demand deposits (1)	$574,208	$578,068
NOW accounts	278,799	264,967
Savings	73,526	71,166
Money market	844,050	732,256
Time deposits	521,604	567,183
Total	$2,292,187	$2,213,640
(1) Noninterest bearing.

Time deposits included no brokered deposits as of September 30, 2026 and December 31, 2025. At September 30, 2026, uninsured deposits totaled $1.11 billion, or 48.4% of total deposits, compared to $1.03 billion, or 46.6% of total deposits at December 31, 2025. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.

NOTE 11 – BORROWINGS

Other borrowings – The Bank has an approved secured borrowing facility with the Federal Home Loan Bank of San Francisco (the “FHLB”) for up to 25% of total assets for a term not to exceed five years under a blanket lien of certain types of loans. At September 30, 2026 and December 31, 2025, the Bank had the ability to borrow up to $579.8 million and $580.7 million, respectively, from the FHLB of San Francisco. At both September 30, 2026 and December 31, 2025, the Bank had no FHLB borrowings outstanding.

The Bank has been approved for discount window advances from the FRB of San Francisco secured by certain types of loans. At September 30, 2026 and December 31, 2025, the Bank had the ability to borrow up to $41.8 million and $49.3 million, respectively, from the FRB of San Francisco. At both September 30, 2026 and December 31, 2025, the Bank had no FRB of San Francisco advances outstanding.

The Bank has Federal Funds lines with four correspondent banks. Cumulative available commitments totaled $65.0 million at both September 30, 2026 and December 31, 2025. There were no amounts outstanding under these facilities at both September 30, 2026 and December 31, 2025.

Junior subordinated deferrable interest debentures – In connection with its previous acquisitions, the Company assumed junior subordinated deferrable interest debentures, totaling $5.9 million, net of fair value adjustments, with a weighted average rate of 6.66% at September 30, 2026, compared to $8.7 million, net of fair value adjustments, with a weighted average rate of 6.56% at December 31, 2025. The decrease in the amount of debentures reflects the Company’s redemption of one junior subordinated debenture during the first quarter of 2026, which included $222,000 of accelerated amortization of previously deferred debt issuance costs. The junior subordinated deferrable interest debentures mature in 2034, subject to earlier redemption by the Company at its option.

Subordinated debt – On August 10, 2020, the Company issued and sold $65.0 million aggregate principal amount of 5.25% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “Notes”) at a public offering price equal to 100% of the aggregate principal amount of the Notes. During the third quarter of 2025, the Company redeemed all the outstanding Notes. Consequently, at both September 30, 2026 and December 31, 2025, the Company had no outstanding Notes.

NOTE 12 – INTEREST PAYABLE AND OTHER LIABILITIES

The Company’s interest payable and other liabilities at the dates indicated consisted of the following:

	September 30,	December 31,
	2026	2025
Accrued expenses	$18,139	$9,608
Accounts payable	537	504
Reserve for unfunded commitments	460	410
Accrued interest payable	2,132	1,831
Other liabilities	2,111	1,623
Total	$23,379	$13,976

NOTE 13 – OTHER EXPENSES

The Company’s other expenses for the periods indicated consisted of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Professional fees	$664	$474	$1,883	$1,522
Core deposit premium amortization	113	242	341	749
Marketing and promotions	306	226	804	634
Stationery and supplies	82	66	218	210
Insurance (including FDIC premiums)	374	340	1,140	1,069
Communication and postage	257	275	733	780
Loan default related recoveries	(353)	(345)	(1,057)	(495)
Director fees and expenses	104	68	299	203
Bank service charges	19	16	53	50
Courier expense	199	144	581	482
Other	425	91	672	388
Total	$2,190	$1,597	$5,667	$5,592

              The Company recognizes marketing and promotion expenses as they are incurred. Advertising expense included in marketing and promotions totaled $16,000 and $63,000 for the three and nine months ended September 30, 2026 and $12,000 and $26,000 for the three and nine months ended September 30, 2025, respectively.

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

Generally, awards under the 2024 Plan are subject to a minimum vesting period of one year (at least three years for full vesting for the chief executive officer), provided that awards for up to 5% of the maximum shares available under the 2024 Plan (for any participant other than the chief executive officer) may provide for a shorter vesting period. Subject to adjustment as provided in the 2024 Plan, the maximum number of shares of common stock available for issuance under the 2024 Plan is 500,000, and awards granted under the 2024 Plan to any one participant in any one calendar year are subject to the following limitations: (i) aggregate grants of stock options or stock appreciation rights to any one participant are subject to an annual limit of the lesser of 100,000 shares or $2.0 million in fair market value as of the date of grant; (ii) aggregate grants of restricted stock or restricted stock units to any one participant are subject to an annual limit of the lesser of 50,000 shares or $2.0 million in fair market value as of the date of grant; and (iii) aggregate grants of performance shares or performance units to any one participant are subject to an annual limit of the lesser of 50,000 shares or $2.0 million in fair market value as of the date of grant.  In addition, subject to adjustment as provided in the 2024 Plan, the maximum aggregate number of shares that may be covered by awards granted under the 2024 Plan to any non-employee director in any one calendar year is 25,000 shares. As of September 30, 2026, a total of 337,992 shares were available for future issuance under the 2024 Plan.

Restricted Stock Awards

The following table provides the restricted stock grant activity for the periods indicated:

	2026		2025
		Weighted-average		Weighted-average
		grant date		grant date
	Shares	fair value	Shares	fair value
Non-vested at January 1,	73,645	$22.82	74,346	$20.11
Granted	21,636	28.82	22,221	26.20
Vested	(21,582)	20.43	(20,568)	20.20
Forfeited	—	—	(3,221)	24.98
Non-vested, at March 31,	73,699	25.28	72,778	21.73
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Non-Vested, at June 30,	73,699	25.28	72,778	21.73
Granted	10,800	33.84	8,860	28.19
Vested	(57,247)	25.36	(7,962)	20.35
Forfeited	—	—	—	—
Non-Vested, at September 30,	27,252	$28.51	73,676	$22.66

In July 2026, the Company vested 47,205 shares of restricted stock awards totaling approximately $1.2 million in connection with the previously announced departures of three senior executives, in accordance with the terms of the applicable award agreements.

The compensation expense recorded for restricted stock awards was $148,000 and $1.5 million for the three and nine months ended September 30, 2026, respectively. Unrecognized stock-compensation expense related to restricted stock awards was $777,000 at September 30, 2026. As of September 30, 2026, the cost is expected to be recognized over the remaining weighted-average vesting period of approximately 2.3 years.

Performance Stock Units

The Company grants performance stock units ("PSUs"), which become “Banked PSUs” when the volume-weighted average price per share of the Company's common stock equals or exceeds a specified threshold price for twenty (20) consecutive trading days (the “Market Vesting Condition”) over a three-year measurement period from the grant date. Banked PSUs will vest on the third anniversary of the grant date, subject to continued service. Each unit represents the right to receive one-half of one share of the Company's common stock, no par value, and a cash payment equal to the fair market value of one-half of one share of common stock on the applicable settlement date. For the stock component, compensation cost is measured at the grant date fair value and is recognized on a straight-line basis over the requisite service period, regardless of whether the Market Vesting Condition is achieved. For the cash component, which is classified as a liability, fair value is remeasured at each reporting date until settlement, and compensation cost equals the proportionate amount of the award attributable to service rendered to date. The fair value of the PSUs at grant date, and of the cash component at each period-end prior to achievement of the Market Vesting Condition, is calculated based on a Monte Carlo simulation. The Company accounts for forfeitures as they occur.

The following table provides performance stock units activity for the periods indicated:

	2026		2025
		Weighted-average		Weighted-average
		grant date		grant date
	Units	fair value	Units	fair value
Non-Vested, at June 30,	—	$—	—	$—
Granted	187,500	23.87	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Non-Vested, at September 30,	187,500	$23.87	—	$—

The compensation expense recorded for PSUs was $226,000 for both the three and nine months ended September 30, 2026. Such amounts are included in "Salaries and employee benefits" on the consolidated statements of operations. At September 30, 2026, the cash component liability is $101,000 and included in “Interest payable and other liabilities” on the consolidated balance sheet. Unrecognized stock-compensation expense related to PSUs was $3.6 million at September 30, 2026. As of September 30, 2026, these costs were expected to be recognized over approximately 2.8 years.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the lowest level of inputs that is significant to the measurement is used to determine the hierarchy for the entire asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. There were no transfers between levels during the three and nine months ended September 30, 2026 or 2025.

At both September 30, 2026 and December 31, 2025, there were no liabilities measured at fair value on a recurring or non-recurring basis.

The following assets were measured at fair value on a recurring basis as of the dates indicated:

	Total Estimated	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
September 30, 2026
Municipal securities	$3,841	$—	$3,841	$—
Mortgage-backed securities	73,449	—	73,449	—
Collateralized mortgage obligations	31,607	—	31,607	—
SBA securities	1,402	—	1,402	—
ABS securities	10,004	—	10,004	—
Corporate bonds	51,432	—	51,432	—
Equity securities	2,664	2,664	—	—
Total	$174,399	$2,664	$171,735	$—

	Total Estimated	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
December 31, 2025
Municipal securities	$25,634	$—	$25,634	$—
Mortgage-backed securities	45,678	—	45,678	—
Collateralized mortgage obligations	44,144	—	44,144	—
SBA securities	2,748	—	2,748	—
ABS securities	1,671	—	1,671	—
Corporate bonds	59,833	—	59,833	—
Equity securities	12,554	12,554	—	—
Total	$192,262	$12,554	$179,708	$—

The following assets were measured at fair value on a nonrecurring basis as of the dates indicated:

September 30, 2026	Total Estimated	Fair Value Measurements
Individually evaluated loans	Fair Value	Level 1	Level 2	Level 3

Commercial real estate	$6,369	$—	$—	$6,369
Total	$6,369	$—	$—	$6,369

December 31, 2025	Total Estimated	Fair Value Measurements
Individually evaluated loans	Fair Value	Level 1	Level 2	Level 3

Commercial real estate	$4,493	$—	$—	$4,493
Total	$4,493	$—	$—	$4,493

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

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of the Company’s financial instruments at the dates indicated are presented below:

	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
September 30, 2026
Financial assets:
Cash and cash equivalents	$218,476	$218,476	$218,476	$—	$—
Investment securities AFS	171,735	171,735	—	171,735	—
Equity securities	2,664	2,664	2,664	—	—
Investment in FHLB and FRB Stock	19,813	19,813	—	19,813	—
Loans held for sale	2,433	2,433	—	2,433	—
Loans, net	2,128,740	2,090,118	—	—	2,090,118
Accrued interest receivable	8,314	8,314	—	8,314	—
Financial liabilities:
Deposits	2,292,187	2,297,459	—	2,297,459	—
Junior subordinated deferrable interest debentures, net	5,903	6,174	—	—	6,174
Accrued interest payable	2,132	2,132	—	2,132	—
Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	91,854	91,394	—	—	91,394

	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
December 31, 2025
Financial assets:
Cash and cash equivalents	$206,514	$206,514	$206,514	$—	$—
Investment securities AFS	179,708	179,708	—	179,708	—
Equity securities	12,554	12,554	12,554	—	—
Investment in FHLB and FRB Stock	19,246	19,246	—	19,246	—
Loans held for sale	1,316	1,316	—	1,316	—
Loans, net	2,045,126	2,020,591	—	—	2,020,591
Accrued interest receivable	8,344	8,344	—	8,344	—
Financial liabilities:
Deposits	2,213,640	2,221,521	—	2,221,521	—
Junior subordinated deferrable interest debentures, net	8,726	8,579	—	—	8,579
Accrued interest payable	1,831	1,831	—	1,831	—
Off-balance sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit	67,537	67,127	—	—	67,127

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

The following table presents a summary of commitments described above as of the dates indicated:

	September 30,	December 31,
	2026	2025
Commitments to extend credit	$91,302	$67,060
Standby letters of credit	552	477
Total commitments	$91,854	$67,537

Commitments generally have fixed expiration dates or other termination clauses. The actual liquidity needs or the credit risk that the Company will experience will likely be lower than the contractual amount of commitments to extend credit because a significant portion of these commitments is expected to expire without being drawn upon. The commitments are generally variable rate and include unfunded home equity lines of credit, commercial real estate construction loans where disbursement is made over the course of construction, commercial revolving lines of credit, and unsecured personal lines of credit. The Company’s outstanding loan commitments are made using the same underwriting standards as comparable outstanding loans. The reserve associated with these commitments included in interest payable and other liabilities on the consolidated balance sheets was $460,000 at September 30, 2026 and $410,000 at December 31, 2025.

Commercial Real Estate Concentrations

At September 30, 2026 and December 31, 2025, in management’s judgment, a concentration of loans existed in commercial real-estate related loans. The Company’s commercial real estate loans are secured by owner occupied and non-owner occupied commercial real estate and multifamily properties. Although management believes that loans within these concentrations have no more than the normal risk of collectability, a decline in the performance of the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on collectability.

Other Assets

The Company has commitments to fund investments in LIHTC partnerships and an SBIC fund. At September 30, 2026, the remaining commitments to the LIHTC partnerships and the SBIC fund were approximately $3.5 million and $122,000, respectively. At December 31, 2025, the remaining commitments to the LIHTC partnerships and the SBIC fund were approximately $4.7 million and $122,000, respectively.

Deposit Concentrations

At September 30, 2026 and December 31, 2025, approximately $338.2 million, or 14.7%, and approximately $235.8 million, or 11.7%, of the Company's deposits were derived from its top ten depositors.

Local Agency Deposits and Other Advances

In the normal course of business, the Company accepts deposits from local agencies. The Company is required to provide collateral for certain local agency deposits in the states of California, Colorado, New Mexico and Washington. At September 30, 2026 and December 31, 2025, the FHLB had issued letters of credit on behalf of the Company totaling $42.1 million and $41.6 million, respectively, as collateral for local agency deposits.

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

The following table presents the Company’s one operating segment for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Interest and dividend income	$34,478	$34,950	$101,277	$101,049

Reconciliation of revenue:
Other revenues	(5,808)	2,248	(2,777)	5,201
Total consolidated revenue	28,670	37,198	98,500	106,250

Less:
Interest expense	8,918	11,541	26,793	31,600
Segment net interest income and noninterest income	19,752	25,657	71,707	74,650
Less:
Provision for credit losses	843	2,973	5,414	3,818
Salaries and employee benefits	11,222	10,168	43,120	29,831
Occupancy and equipment	2,177	2,143	6,389	6,462
Data processing	2,071	2,038	6,148	5,804
Other segment items	2,190	1,597	5,667	5,592
Provision for income tax expense	104	1,731	2,606	6,070
Segment net income/consolidated net income	$1,145	$5,007	$2,363	$17,073

	September 30,	December 31,
	2026	2025
Reconciliation of assets:
Total assets for reportable segment	$2,676,391	$2,593,677
Other assets	—	—
Total consolidated assets	$2,676,391	$2,593,677

NOTE 19 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that no events have occurred that would require adjustments to its disclosures in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide range of factors including, but not limited to:

●	the Company’s ability to successfully execute its strategic plan under its new executive leadership team and retain key employees and clients;
●	adverse economic conditions in the Company’s local market areas or other markets where the Company has lending relationships;
●	employment levels, labor supply, inflation, recessionary pressures, or the level of economic growth;
●	changes in interest rate levels and volatility, and the timing and pace of such changes, including actions by the Board of Governors of the Federal Reserve System (“Federal Reserve”), which could adversely affect our revenues and expenses, the values of our assets and obligations, and the availability and cost of capital and liquidity;
●	the impact of inflation and monetary and fiscal policy responses and their effects on consumer and business behavior;
●	fiscal policy disputes or disruptions, including the effects of any federal government shutdown, or delays in federal budget approvals;
●	the credit risks of lending and securities activities, including delinquencies, write-offs, and changes in our allowance for credit losses and provision for credit losses;
●	changes in the levels of general interest rates and the relative differences between short and long-term interest rates and loan and deposit interest rates;
●	unexpected outflows of uninsured deposits, which may require us to sell investment securities at a loss;
●	our net interest margin and funding sources;
●	fluctuations in the demand for loans, unsold homes, land and other properties;
●	fluctuations in real estate values in our market areas;
●	secondary market conditions for loans and our ability to sell loans in the secondary market;
●	results of examinations of us by regulatory authorities and the possibility that any such regulatory authority may, among other things, limit our business activities, require us to change our business mix, increase our allowance for credit losses, write down asset values or increase our capital levels, affect our ability to borrow funds or maintain or increase deposits;
●	risks related to our acquisition strategy, including our ability to identify future suitable acquisition candidates, exposure to potential asset and credit quality risks and unknown or contingent liabilities, the need for capital to finance such transactions, our ability to obtain required regulatory approvals and possible failures in realizing the anticipated benefits from acquisitions;
●	challenges arising from attempts to expand into new geographic markets, products, or services;
●	goodwill impairment;
●	bank failures or adverse developments at other banks and related negative publicity about the banking industry in general on investor and depositor sentiment;
●	legislative or regulatory changes, including changes in banking, securities and tax laws, in regulatory policies and principles, or the interpretation of regulatory capital or other rules;

●	our ability to attract and retain deposits, including the risk that changes to federal deposit insurance limits or coverage rules, or customer concerns regarding the safety of uninsured deposits, could adversely affect deposit stability;
●	our ability to control operating costs and expenses;
●	use of estimates in determining the fair value of certain of our assets and liabilities, which may prove incorrect;
●	staffing fluctuations in response to product demand or corporate implementation strategies;
●	the effectiveness of our risk management framework;
●	vulnerabilities in information systems or third-party service providers, including disruptions, breaches, or cyberattacks;
●	our ability to adapt to rapid technological changes, including advancements in artificial intelligence (“AI”), digital banking platforms, and cybersecurity;
●	risks associated with the use of AI in credit underwriting, customer service, and operations, including model error, algorithmic bias, regulatory scrutiny under fair lending laws, and reliance on third-party AI providers;
●	risks associated with dependence on the members of our senior management team and our ability to attract, motivate and retain qualified personnel;
●	costs and effects of litigation, including settlements and judgments;
●	our ability to implement our business strategies, including expectations regarding key growth initiatives and strategic priorities;
●	liquidity issues, including our ability to borrow funds or raise additional capital, if needed or desired;
●	the loss of our large loan and deposit relationships;
●	increased competitive pressures, including repricing and competitors’ pricing initiatives, and their impact on our market position and our loan and deposit products;
●	changes in consumer spending, borrowing and savings habits;
●	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;
●	our ability to pay dividends on our common stock;
●	the quality and composition of our securities portfolio and the impact of any adverse changes in the securities markets;
●	the inability of key third-party providers to perform their obligations;
●	changes in accounting principles, policies or guidelines and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board;
●	environmental, social and governance matters;
●	geopolitical developments and international conflicts, or the imposition of new or increased tariffs and trade restrictions, which may disrupt financial markets, global supply chains, commodity prices, or economic activity in specific industry sectors;
●	effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, domestic political unrest and other external events;
●	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and
●	risks described in other reports filed with or furnished to the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Annual Report”) and this Form 10-Q.

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

Executive Overview

General. BayCom is a bank holding company headquartered in Walnut Creek, California. BayCom’s wholly owned banking subsidiary, United Business Bank, provides a broad range of financial services to businesses and business owners as well as individuals through its network of 34 full-service branches at September 30, 2026, with 16 locations in California, one in Nevada, one in Washington, five in New Mexico and 11 in Colorado. BayCom’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including the consolidated financial statements and related data, relates primarily to the Bank.

Our principal business objective is to enhance shareholder value and generate consistent earnings growth by expanding our commercial banking franchise through organic growth, strategic loan and deposit transactions, and strategic acquisitions. Since its founding in 2010, growth has been predominantly acquisition-driven, and we have expanded our geographic footprint through ten successful acquisitions. We believe that our selective acquisition of community banks has yielded economies of scale and improved our efficiency. We have also achieved organic growth by leveraging opportunities within the metropolitan and community markets in which we operate. These markets provide significant opportunities to expand our commercial client base, increase interest-earning assets, and enhance market share. We believe our geographic footprint, which now includes the San Francisco Bay Area; the metropolitan markets of Los Angeles, California, Seattle, Washington, Denver, Colorado, and Las Vegas, Nevada; and community markets including Albuquerque, New Mexico, and Custer, Delta, and Grand Counties, Colorado, provides access to low-cost, stable core deposits in community markets that can be used to fund commercial loan growth. We strive to create an enhanced banking experience for our clients by providing a comprehensive suite of sophisticated banking products and services tailored to meet their needs, while delivering the high-quality, relationship-based client service associated with a community bank. At September 30, 2026, on a consolidated basis, the Company had approximately $2.68 billion in total assets, $2.13 billion in total loans, $2.29 billion in total deposits and $334.8 million in shareholders’ equity.

Our near-term focus is on growing our commercial loan portfolio organically. We continue to evaluate acquisition opportunities, and we expect acquisitions to remain part of our long-term growth strategy, although there can be no assurance that we will complete any future acquisitions. At September 30, 2026, our $2.13 billion total loan portfolio included $175.5 million, or 8.2%, of loans acquired through business combinations (all of which were recorded at their estimated fair values at the time of acquisition), and the remaining $1.98 billion, or 91.8%, consisted of loans we originated or purchased other than as part of a business combination.

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

Changes in market interest rates, the slope of the yield curve, and the rates we earn on interest earning assets or pay on interest bearing liabilities have a significant impact on our net interest spread, net interest margin and net interest income. After lowering the federal funds target range by 75 basis points in late 2025, to 3.50%-3.75%, the Federal Open Market Committee of the Federal Reserve held rates steady until September 2026, when it increased the target range by 25 basis points to 3.75%-4.00%. The prime rate was 7.00% at September 30, 2026. Additional details regarding net interest income are discussed below.

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

Comparison of Financial Condition at September 30, 2026 and December 31, 2025

Total assets. Total assets increased $82.7 million, or 3.2%, to $2.7 billion at September 30, 2026, from December 31, 2025. The increase primarily was due to an $83.6 million, or 4.1%, increase in loans receivable, net and a $12.0 million, or 5.8%, increase in cash and cash equivalents, partially offset by a $9.9 million, or 78.8%, decrease in equity securities, at fair value and an $8.0 million, or 4.4%, decrease in investment securities available-for-sale at fair value.

Cash and cash equivalents.  Cash and cash equivalents increased $12.0 million, or 5.8%, to $218.5 million at September 30, 2026, from $206.5 million at December 31, 2025. The increase primarily was due to a $16.2 million increase in federal funds sold and interest bearing balances at banks resulting from an increase in deposits and proceeds from sales and maturities of investment securities, partially offset by loan originations and purchase of investment securities available-for-sale.

Investment securities available-for-sale. Investment securities available-for-sale decreased $8.0 million, or 4.4%, to $171.7 million at September 30, 2026, from $179.7 million at December 31, 2025. The decrease was primarily attributable to sales, routine maturities, principal repayments, and calls of investment securities, partially offset by purchases of investment securities.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our available-for-sale investment securities as of September 30, 2026. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average yields were calculated by multiplying each carrying value by its yield and dividing the sum of these results by the total carrying values. Yields on tax-exempt investments are not calculated on a fully tax equivalent basis.

	Amount Due or Repricing Within:
	One Year		Over One		Over Five		Over
	or Less		to Five Years		to Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

	(Dollars in thousands)
Municipal securities	$—	—%	495	5.64%	631	3.21%	3,274	4.01%	$4,400	4.08%
Mortgage-backed securities	6,316	4.42	9,765	3.93	19,600	4.44	39,911	5.16	75,592	4.75
Collateralized mortgage obligations	11,216	4.27	—	—	—	—	20,965	5.63	32,181	5.16
SBA securities	1,397	5.29	—	—	—	—	—	—	1,397	5.29
ABS securities	10,055	5.15	—	—	—	—	—	—	10,055	5.15
Corporate bonds	47,398	5.26	7,000	7.23	—	—	—	—	54,398	5.51
Total	$76,382	5.03%	$17,260	5.32%	$20,231	4.40%	$64,150	5.25%	$178,023	5.07%

Equity securities. Equity securities decreased $9.9 million, or 78.8%, to $2.7 million at September 30, 2026 from $12.6 million at December 31, 2025, primarily due to the sale of $7.8 million of equity securities and the redemption of two equity securities for $1.7 million at par, with no gain or loss recognized on redemptions, during the nine months ended September 30, 2026.

Loans receivable, net.   We originate a wide variety of loans with a focus on commercial real estate (“CRE”) loans and commercial and industrial loans. Total loans increased an $83.6 million, or 4.1%, to $2.1 billion at September 30, 2026 from $2.0 billion at December 31, 2025. The increase was due to $260.6 million of new loan originations and $118.4 million of loan purchases, offset by $277.8 million of loan repayments and $13.7 million of loans sold. The Company’s purchase of loans was to supplement lower organic origination volume in the first half of 2026, with new loan originations increasing during the third quarter, with minimal additional loan purchases anticipated in 2026.

The following table provides information about our loan portfolio by type of loan, with purchase credit deteriorated (“PCD”) loans presented as a separate balance, at the dates presented.

	September 30,	December 31,
	2026	2025	% Change

	(Dollars in thousands)
Commercial and industrial	$180,170	$175,409	2.7%
Real estate:
Residential	216,775	113,143	91.6
Multifamily residential	375,132	309,331	21.3
Owner occupied CRE	467,834	500,419	(6.5)
Non-owner occupied CRE	888,514	940,469	(5.5)
Construction and land	9,760	8,958	9.0
Total real estate	1,958,015	1,872,320	4.6
Consumer	911	1,175	(22.5)
PCD loans	12,741	16,788	(24.1)
Total Loans	2,151,837	2,065,692	4.2
Net deferred loan fees	603	644	(6.3)
Allowance for credit losses	(23,700)	(21,210)	11.7
Loans, net	$2,128,740	$2,045,126	4.1%

The following table shows as of September 30, 2026, the geographic distribution of our loan portfolio, by type of loan, in dollar amounts and percentages:

	San Francisco Bay				Total in State of
	Area (1)		Other California (2)		California		All Other States (3)		Total
		% of		% of		% of		% of		% of
		Total in		Total in		Total in		Total in		Total in
	Amount	Category	Amount	Category	Amount	Category	Amount	Category	Amount	Category

	(Dollars in thousands)
September 30, 2026
Commercial and industrial	$25,577	6.5%	$66,204	7.1%	$91,781	6.9%	$88,389	10.8%	$180,170	8.4%
Real estate:
Residential	10,761	2.7	49,941	5.3	60,702	4.6	156,136	19.0	216,838	10.1
Multifamily residential	76,705	19.4	222,581	23.8	299,286	22.5	76,796	9.4	376,082	17.5
Owner occupied CRE	128,452	32.6	282,356	30.2	410,808	30.9	62,736	7.6	473,544	22.0
Non-owner occupied CRE	153,085	38.8	305,741	32.7	458,826	34.5	435,706	53.1	894,532	41.6
Construction and land	—	—	9,509	1.0	9,509	0.7	251	0.0	9,760	0.5
Total real estate	369,003		870,128		1,239,131		731,625		1,970,756
Consumer	6	—%	—	—%	6	—%	905	0.1%	911	—%
Total loans	$394,586		$936,332		$1,330,918		$820,919		$2,151,837

December 31, 2025
Commercial and industrial	$30,421	7.6%	$66,697	7.4%	$97,118	7.4%	$78,291	10.3%	$175,409	8.5%
Real estate:
Residential	11,625	2.9	50,603	5.6	62,228	4.8	50,958	6.7	113,186	5.5
Multifamily residential	64,813	16.1	170,570	18.9	235,383	18.0	74,944	9.8	310,327	15.0
Owner occupied CRE	143,624	35.7	292,914	32.5	436,538	33.5	69,661	9.1	506,199	24.5
Non-owner occupied CRE	151,619	37.7	312,832	34.7	464,451	35.6	485,987	63.8	950,438	46.0
Construction and land	—	—	8,408	0.9	8,408	0.6	550	0.1	8,958	0.4
Total real estate	371,681		835,327		1,207,008		682,100		1,889,108
Consumer	43	—%	1	—%	44	—%	1,131	0.1%	1,175	0.1%
Total loans	$402,145		$902,025		$1,304,170		$761,522		$2,065,692

(1)	Includes Alameda, Contra Costa, Solano, Sonoma, Marin, San Francisco, San Mateo and Santa Clara counties.
(2)	Includes loans in Sacramento and Northern California counties totaling $93.2 million and loans in Los Angeles and Orange counties totaling $629.9 million at September 30, 2026. At December 31, 2025, loans in Sacramento and Northern California counties and loans in Los Angeles and Orange counties totaled $92.3 million and $601.5 million, respectively.
(3)	Includes loans primarily in the states of Colorado, Nevada, New Mexico and Washington and other states. At September 30, 2026, loans in Colorado, Nevada, New Mexico, Washington and other states totaled $120.0 million, $46.6 million, $70.4 million, $87.4 million and $496.5 million, respectively. At December 31, 2025, loans in Colorado, Nevada, New Mexico, Washington and other states totaled $132.2 million, $44.5 million, $69.6 million, $89.9 million, and $425.3 million respectively.

Acquired loans. As of September 30, 2026, our total loan portfolio included $175.5 million, or 8.2%, of loans acquired through business combinations (all of which were recorded at their estimated fair values as of the time of acquisition), of which $37.6 million had a remaining net premium or discount.

As of September 30, 2026, non-PCD loans acquired through business combinations totaled $35.5 million, with a remaining net premium of $422,000, compared to $121.1 million with a remaining net premium of $397,000 as of December 31, 2025. The decrease from December 31, 2025 was due to payoffs, paydowns, and migration to the general pool of $58.9 million of acquired loans during the second quarter of 2026, as the portfolio continued to season and such acquired loans exhibited risk characteristics indistinguishable from the Company’s originated loans with most of these loans having not been renewed or re-underwritten during the first nine months of 2026. The net premium for acquired non-PCD loans includes a credit discount based on estimated losses in the acquired loans, partially offset by any premium based on market interest rates on the date of acquisition.

As of September 30, 2026, PCD acquired loans through business combinations totaled $2.1 million, with a remaining net non-credit discount of $295,000, compared to $16.1 million with a remaining net non-credit discount of $1.2 million as of December 31, 2025. The decrease was primarily due to payoffs and paydowns.

Nonperforming assets and loans.  Nonperforming assets generally consist of nonperforming loans and other real estate owned (“OREO”). Nonperforming loans include nonaccrual loans and accruing loans 90 days or more past due. The Company held no OREO at September 30, 2026 or December 31, 2025. Nonperforming loans decreased $2.2 million to $11.2 million, or 0.52% of total loans, at September 30, 2026, compared to $13.4 million, or 0.65% of total loans, at December 31, 2025.

The decrease in nonperforming loans was primarily due to the payoff of ten nonaccrual loans totaling $4.1 million and the sale of two nonaccrual loans totaling $7.7 million, partially offset by four new nonaccrual CRE loans totaling $9.6 million. The majority of nonperforming loans remain concentrated in the CRE portfolio, while consumer and other commercial loans continue to exhibit low levels of delinquencies. At September 30, 2026, nonaccrual loans included $3.7 million of loans 30–89 days past due and $2.8 million of loans less than 30 days past due. The $3.7 million of loans 30-89 days past due consisted of two loans and the $2.8 million of nonaccrual loans less than 30 days past due consisted of nine loans, all of which were placed on nonaccrual due to borrower-specific financial concerns and other credit-related factors that raised reasonable doubt about the full collectability of principal and interest, rather than delinquency. At December 31, 2025, nonaccrual loans included $562,000 of loans 30–89 days past due and $9.4 million of loans less than 30 days past due. At December 31, 2025, the $9.4 million of loans less than 30 days past due was comprised of 15 loans all of which were placed on nonaccrual due to concerns over the financial condition of the borrowers.

Of the nonperforming loans at September 30, 2026, approximately $849,000 were guaranteed by governmental agencies, compared to $1.7 million at December 31, 2025. The decrease in government-guaranteed nonaccrual loans during this period reflected paydowns.

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

Modified loans to borrowers experiencing financial difficulty as of September 30, 2026 and December 31, 2025, totaled $2.0 million and $1.4 million, respectively. All such modified loans were on nonaccrual status as of each respective reporting date. Modified loans that are accruing and performing in accordance with their modified terms are not classified as nonperforming loans because they continue to accrue interest and demonstrate satisfactory payment performance despite their modified terms. There were no such modified loans at September 30, 2026 and December 31, 2025. At September 30, 2026 and December 31, 2025, individually evaluated modified loans to borrowers experiencing financial difficulty had related allowances of $607,000 and none, respectively.

The following table provides information regarding nonperforming loans, nonperforming assets, modified loans and PCD loans as of the dates indicated:

	September 30,	December 31,
	2026	2025

	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Commercial and industrial	$735	$839
Real estate:
Residential	—	716
Multifamily residential	—	—
Owner occupied CRE	2,380	4,513
Non-owner occupied CRE	7,415	7,375
Construction and land	—	—
Total real estate	9,795	12,604
Consumer	—	—
Total nonaccrual loans	10,530	13,443
Accruing loans 90 days or more past due	623	—
Total nonperforming loans	11,153	13,443
Real estate owned	—	—
Total nonperforming assets (1)	$11,153	$13,443
Performing modified loans to borrowers experiencing financial difficulty – performing	$—	$—
PCD loans	$12,741	$16,788
Nonperforming assets to total assets (1)	0.42%	0.52%
Nonperforming loans to total loans (1)	0.52%	0.65%

(1)

Performing modified loans to borrowers experiencing financial difficulty are neither included in nonperforming loans above nor are they included in the numerators used to calculate these ratios. PCD loans are considered performing and are not included in nonperforming assets in the table above.

Interest foregone on nonaccrual loans was approximately $270,000 and $693,000 for the three and nine months ended September 30, 2026, compared to $257,000 and $896,000 for the three and nine months ended September 30, 2025, respectively. Interest income recognized on nonaccrual loans was approximately $155,000 and $633,000 for the three and nine months ended September 30, 2026 and $70,000 and $136,000 for the three and nine months ended September 30, 2025, respectively.

Allowance for credit losses for loans.  The allowance for credit losses is determined by the Company on a quarterly basis, although management monitors the appropriate level of the allowance more frequently. The Company assesses the allowance for credit losses based on specific allowances for individually analyzed loans and a pooled loans component which includes both quantitative and qualitative factors for loans that share similar risk characteristics.  The Company also maintains a separate reserve for unfunded loan commitments, which is included in other liabilities. The allowance for credit losses reflects management’s estimate of expected credit losses over the contractual term of the loan portfolio, adjusted for expected prepayments. The computation includes elements of judgment and high levels of subjectivity.

At September 30, 2026, the Company’s allowance for credit losses for loans was $23.7 million, or 1.10% of total loans, compared to $21.2 million, or 1.03% of total loans, at December 31, 2025. Management currently believes that the allowance for credit losses at September 30, 2026 is adequate to cover expected credit losses in the Company’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The increase in the allowance for credit losses at September 30, 2026 compared to December 31, 2025, was primarily attributable to growth in the loan portfolio and increased reserves on individually evaluated and pooled loans, partially offset by improvements in macroeconomic forecasts and the revision of the qualitative factor described below. During the third quarter of 2026 the qualitative factor for lending policies and procedures was revised from minor risk to neutral, reflecting improvement in the loan exception metrics. All other qualitative factors were unchanged from December 31, 2025.

Net charge-offs were $13,000 and $2.9 million for the three and nine months ended September 30, 2026, compared to $833,000 and $948,000 for the three and nine months ended September 30, 2025, respectively. Net charge-offs for the nine months ended September 30, 2026 primarily related to the sale of two nonaccrual loans.

The following table presents certain credit ratios at the dates and for the periods indicated and each component of the ratios’ calculations:

	At and for the nine months ended September 30,
	2026	2025

	(Dollars in thousands)
Allowance for credit losses on loans as a percentage of total loans outstanding at period end	1.10%	1.02%
Allowance for credit losses on loans	$23,700	$20,800
Total loans outstanding	2,152,440	2,042,337

Nonaccrual loans as a percentage of total loans outstanding at period end	0.49%	0.66%
Total nonaccrual loans	$10,530	$13,477
Total loans outstanding	2,152,440	2,042,337

Allowance for credit losses on loans as a percentage of nonaccrual loans at period end	225.07%	154.34%
Allowance for credit losses on loans	$23,700	$20,800
Total nonaccrual loans	10,530	13,477

Net charge-offs during period to average loans outstanding:
Commercial and industrial:	(0.01)%	0.10%
Net (recoveries) charge-offs	$(18)	$172
Average loans outstanding	164,089	181,018
Construction and land:	(0.05)%	—%
Net recoveries	$(7)	$—
Average loans outstanding	13,924	6,116
Commercial real estate:	0.17%	0.05%
Net charge-offs	$2,898	$770
Average loans outstanding	1,728,408	1,697,880
Residential:	—%	—%
Net charge-offs	$—	$—
Average loans outstanding	144,185	107,077
Consumer:	0.10%	0.97%
Net charge-offs	$1	$6
Average loans outstanding	1,171	621
Total loans:	0.14%	0.05%
Total net charge-offs	$2,874	$948
Total average loans outstanding	2,051,777	1,992,713

As of September 30, 2026, the Company individually evaluated $11.3 million in loans, of which $6.4 million had a specific allowance totaling $2.6 million as of September 30, 2026. As of December 31, 2025, the Company individually evaluated $14.9 million in loans, of which $4.5 million had a specific allowance totaling $1.4 million.

Management considers the allowance for credit losses for loans at September 30, 2026 to be adequate to cover expected credit losses in the loan portfolio based on the assessment of current portfolio performance, historical loss experience, and relevant qualitative and quantitative factors, including current economic conditions and reasonable and supportable forecasts. While management believes the estimates and assumptions used in determining the adequacy of the allowance are reasonable, actual credit losses may differ from those expected. Changes in economic conditions, borrower performance, or other factors could result in actual losses exceeding the current allowance, which could adversely affect the Company’s financial condition and results of operations. In addition, the methodology, assumptions, and judgments used in determining the allowance for credit losses are subject to review by bank regulators, as part of their routine examination process, which may result in adjustments to the provision for credit losses based upon information available to them at the time of their examination.

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

Total deposits increased $78.5 million, or 3.5%, to $2.3 billion at September 30, 2026, compared to December 31, 2025. At September 30, 2026, noninterest-bearing demand deposits totaled $574.2 million, or 25.1% of total deposits, compared to $578.1 million, or 26.1% of total deposits, at December 31, 2025, representing a decrease of $3.9 million. From December 31, 2025 to September 30, 2026, interest-bearing deposits generally increased, with money market account increasing $111.8 million, NOW accounts increasing $13.8 million, and savings accounts increasing $2.4 million, partially offset by time deposits decreasing $45.6 million. Time deposits included no brokered deposits as of September 30, 2026, and December 31, 2025.

The overall increase in total deposits from December 31, 2025 primarily reflects growth in money market deposits, partially offset by decreases in time deposits due to maturity of higher rate deposits. The increase in money market deposits reflects continued customer migration within the deposit portfolio in response to the prevailing rate environment. Management continues to monitor deposit mix and pricing strategies in the context of funding costs, liquidity needs, and interest rate risk.

We consider our deposit base to be seasoned, stable and well-diversified, and we do not have any significant industry concentrations among our non-insured deposits. We also offer our customers the ability to place deposits in Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) money market product services via the IntraFi Network, to ensure deposits above FDIC insurance limits. At September 30, 2026, our average deposit account size (excluding public funds), calculated by dividing period-end deposits by the population of accounts with balances, was approximately $66,000. See “Note 17 – Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for information regarding our top ten depositors.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered at the dates indicated.

	September 30,	December 31,
	2026	2025	% Change

	(Dollars in thousands)
Demand deposits (1)	$574,208	$578,068	(0.7)%
NOW accounts	278,799	264,967	5.2
Savings	73,526	71,166	3.3
Money market	844,050	732,256	15.3
Time deposits	521,604	567,183	(8.0)
Total	$2,292,187	$2,213,640	3.5%
(1)	Noninterest-bearing.

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

At September 30, 2026 and December 31, 2025, we could borrow up to $579.8 million and $580.7 million, respectively, from the FHLB of San Francisco. At both September 30, 2026 and December 31, 2025, the Bank had no FHLB borrowings outstanding.

At September 30, 2026 and December 31, 2025, we could borrow up to $41.8 million and $49.3 million, respectively, from the FRB of San Francisco. At both September 30, 2026 and December 31, 2025, there were no FRB advances outstanding.

At both September 30, 2026 and December 31, 2025, we had a total of $65.0 million in federal funds lines available from third-party correspondent banks and no balances outstanding at these dates.

At September 30, 2026 and December 31, 2025, the Company had outstanding junior subordinated deferrable interest debentures, net of fair value adjustments, assumed in connection with its previous acquisitions totaling $5.9 million and $8.7 million, respectively. The decrease reflects the redemption of one debenture during the first quarter of 2026.

The Bank is required to provide collateral for certain local agency deposits. At September 30, 2026 and December 31, 2025, the FHLB of San Francisco had issued letters of credit on behalf of the Bank totaling $42.1 million and $41.6 million, respectively, as collateral for local agency deposits.

Shareholders’ equity.  Shareholders’ equity decreased $3.7 million, or 1.1%, to $334.8 million at September 30, 2026 from $338.6 million at December 31, 2025. The decrease in shareholders’ equity primarily was due to $9.8 million of cash dividends paid or accrued during the period. This decrease was partially offset by a $1.6 million increase in common stock due to stock-based compensation primarily related to accelerated vesting of shares for departing executives, net income of $2.4 million earned during the first nine months of 2026 and $2.1 million in other comprehensive income, net of taxes, which primarily reflected a decrease in net unrealized losses on available-for-sale securities, including the reclassification of realized losses on securities sold. During the nine months ended September 30, 2026, the Company did not repurchase any shares of common stock, compared to the repurchase of $6.1 million of common stock during the nine months ended September 30, 2025. For additional information see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2026 and 2025

Earnings summary.  The Company reported a net income of $1.1 million for the three months ended September 30, 2026, compared to net income of $5.0 million for the three months ended September 30, 2025, a decrease of $3.9 million. The decrease was primarily a result of an $8.1 million decrease in noninterest income, largely attributable to the $6.8 million loss on the sale of available-for-sale investment securities, and a $1.7 million increase in noninterest expense. These changes were partially offset by a $2.2 million increase in net interest income, a $2.1 million decrease in the provision for credit losses, and $1.6 million decrease in the provision for income taxes. Basic and diluted earnings per share were $0.10 for the three months ended September 30, 2026, compared to $0.46 for the three months ended September 30, 2025.

Net income was $2.4 million for the nine months ended September 30, 2026, compared to $17.1 million for the nine months ended September 30, 2025, a decrease of $14.7 million, or 86.2%. The decrease was the result of a $13.6 million increase in noninterest expense, primarily reflecting executive separation costs, an $8.0 million decrease in noninterest income, primarily reflecting a $6.8 million loss on the sale of available-for-sale securities, and a $1.6 million increase in the provision for credit losses, partially offset by a $5.0 million increase in net interest income and a $3.5 million decrease in the provision for income taxes. Basic and diluted earnings per share were $0.22 for the nine months ended September 30, 2026, compared to $1.55 for the nine months ended September 30, 2025.

Our efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income before provision for credit losses and noninterest income, was 89.41% and 85.52% for the three and nine months ended September 30, 2026, compared to 62.15% and 63.88% for the three and nine months ended September 30, 2025, respectively. The increase in the efficiency ratio for the current quarter was primarily attributable to the decrease in noninterest income resulting from the $6.8 million loss on the sale of available-for-sale securities, partially offset by higher net interest income. For the nine-month period, the increase was primarily due to higher noninterest expense, including $10.5 million of costs related to the previously announced departures of three senior executives, and the decrease in noninterest income resulting from the loss on the sale of available-for-sale securities, partially offset by higher net interest income.

Interest income. Interest income on loans, including fees, increased $1.0 million, or 3.6%, to $30.3 million for the three months ended September 30, 2026 from $29.2 million for the three months ended September 30, 2025, due to a $63.4 million increase in the average balance of loans and a two basis point increase in the average loan yield. The average balance of loans was $2.1 billion for the third quarter of 2026, up 3.11% compared to the third quarter of 2025. The average yield on loans was 5.72% for the third quarter of 2026, compared to 5.70% for the third quarter of 2025. The increase in the average yield on loans reflected new loans being originated at higher market interest rates, partially offset by higher amortization of net premiums on acquired loans.

Interest income on loans for the three months ended September 30, 2026 included $67,000 of amortization of net premiums on acquired loans, compared to $155,000 accretion of the net discount for the three months ended September 30, 2025, with no significant impact to the average loan yield during these periods. At September 30, 2026, these acquired loans had a net premium of $127,000 compared to a $146,000 net discount at September 30, 2025. Additionally, interest income on loans for the three months ended September 30, 2026 and 2025, included $84,000 and $119,000, respectively, in fees related to prepayment penalties.

Interest income on investment securities decreased $72,000, or 3.1%, to $2.2 million for the three months ended September 30, 2026, compared to $2.3 million for the three months ended September 30, 2025, as a result of a decrease in the average balance, partially offset by an increase in the average yield. The average balance of investment securities totaled $184.6 million for the three months ended September 30, 2026, compared to $199.8 million for the three months ended September 30, 2025. The average yield on investment securities was 4.82% for the three months ended September 30, 2026, compared to 4.60% for the three months ended September 30, 2025. The decrease in the average balance from the same quarter a year ago was due to paydowns, calls and sales of securities, while the increase in the average yield reflected purchases of higher yielding securities, partially offset by rate resets on variable rate securities. In addition, during the third quarter of 2026, we received $400,000 in cash dividends on our FRB and FHLB stock, including $142,000 in special dividends from the FHLB, compared to $398,000 during the third quarter of 2025. Excluding the special dividends, dividends decreased, primarily due to the FHLB lowering its dividend rate in the second quarter of 2026.

Interest income on federal funds sold and interest-bearing balances in banks decreased $1.4 million, or 47.8%, to $1.6 million for the three months ended September 30, 2026, compared to $3.0 million for the three months ended September 30, 2025, as a result of decreases in both the average yield and average balance. The average yield decreased 71 basis points to 3.73% for the three months ended September 30, 2026, compared to 4.44% for the three months ended September 30, 2025, reflecting decreases in Federal Reserve policy rates. The average balance of federal funds sold and interest-bearing balances in banks totaled $167.4 million and $269.8 million for the three months ended September 30, 2026 and 2025, respectively.

Interest income on loans, including fees, increased $3.7 million, or 4.4%, to $88.1 million for the nine months ended September 30, 2026 from $84.3 million for nine months ended September 30, 2025, primarily due to a $60.2 million increase in the average balance of loans to $2.1 billion, and a seven basis point increase in the average loan yield. The average yield on loans was 5.73% for the nine months ended September 30, 2026, compared to 5.66% for the nine months ended September 30, 2025. The increase in the average yield on loans from the same period last year was primarily due to the discount accretion and recovery of interest on one large payoff discussed below and new loans being originated at higher market interest rates, partially offset by accelerated premium amortization on acquired loans.

Interest income on loans for the nine months ended September 30, 2026 and 2025 included $136,000 and $579,000 in accretion of the net discount on acquired loans and revenue from PCD loans in excess of discounts, respectively. During the first quarter of 2026, one $4.0 million acquired CRE loan paid off, resulting in $555,000 of discount accretion and recovery of interest of $610,000. The recovery of interest positively impacted the average loan yield by four basis points. Interest income on loans for the nine months ended September 30, 2026 and 2025, included $439,000 and $391,000, respectively, in fees related to prepayment penalties.

Interest income on investment securities decreased $533,000, or 7.4%, to $6.6 million for the nine months ended September 30, 2026, compared to $7.2 million for the nine months ended September 30, 2025, primarily due to a decrease in the average balance. The average yield on investment securities increased two basis points to 4.69% for the nine months ended September 30, 2026, compared to 4.67% for the nine months ended September 30, 2025. The increase in average yield was due to higher market interest rates on newly purchased securities. The average balance of investment securities totaled $189.1 million for the nine months ended September 30, 2026, compared to $205.5 million for the nine months ended September 30, 2025. In addition, during the nine months ended September 30, 2026, we received $1.2 million in cash dividends on our FRB and FHLB stock, including $472,000 in special dividends from the FHLB, up 4.6% from $1.2 million received during the nine months ended September 30, 2025. The $472,000 in special dividends received from the FHLB is not expected to recur at a predictable frequency.

Interest income on federal funds sold and interest-bearing balances in banks decreased $3.0 million, or 36.0%, to $5.3 million for the nine months ended September 30, 2026, compared to $8.4 million for the nine months ended September 30, 2025, as a result of decreases in both the average yield and average balance. The average yield decreased 74 basis points to 3.71% for the nine months ended September 30, 2026, compared to 4.45% for the nine months ended September 30, 2025, reflecting the Federal Reserve’s rate reductions. The average balance totaled $192.7 million for the nine months ended September 30, 2026, compared to $251.1 million for the nine months ended September 30, 2025.

Interest expense.  Interest expense on deposits decreased $978,000, or 10.0%, to $8.8 million for the three months ended September 30, 2026, compared to $9.8 million for the same period in 2025. The decrease was primarily due to lower rates on money market and time deposits and a decrease in the average balance of time deposits, partially offset by an increase in average balance of money market deposits. The average rate paid on money market accounts decreased 30 basis points to 2.12% during the third quarter of 2026, compared to 2.42% in the same period of 2025, and the average rate on time deposits declined 26 basis points to 3.47%, compared to 3.73% for the prior-year period. The average cost of all interest-bearing deposits was 2.12% for the three months ended September 30, 2026, compared to 2.41% for the three months ended September 30, 2025. The average balance of interest-bearing deposits was $1.6 billion both for the three months ended September 30, 2026 and 2025.

The average cost of deposits (including noninterest bearing deposits) was 1.57% for the third quarter of 2026, compared to 1.74% for the third quarter of 2025. The average balance of deposits totaled $2.2 billion for  both the three months ended September 30, 2026 and 2025. Within this category, the average balance of money market accounts rose $125.1 million, or 18.2%, to $810.7 million. In contrast, average balances for time deposits decreased $89.7 million, or 15.3%, to $496.6 million, while savings accounts also declined over the same period. The average balance of noninterest-bearing deposits decreased $39.8 million, or 6.5%, to $577.7 million for the three months ended September 30, 2026, compared to $617.5 million for the same period in 2025. The decrease in average noninterest-bearing deposits reflects continued customer migration to higher-yielding deposit products during the period, despite relatively stable period-end noninterest-bearing deposit balances. Overall deposit costs benefited from lower rates paid on money market accounts and time deposits as those products repriced in response to changes in market interest rates.

Interest expense on borrowings decreased $1.6 million, or 93.3%, to $119,000 for the three months ended September 30, 2026, compared to $1.8 million for the three months ended September 30, 2025. The decrease was primarily due to the Company’s redemption of all outstanding subordinated debt in the prior year and a decrease in the average balance of junior subordinated debentures, resulting in lower interest expense. The average cost of total borrowings decreased to 8.0% for the three months ended September 30, 2026, compared to 11.4% for the three months ended September 30, 2025. The average balance of borrowings decreased $55.5 million to $5.9 million during the three months ended September 30, 2026, compared to $61.4 million during the three months ended September 30, 2025.

Interest expense on deposits decreased $1.5 million, or 5.4%, to $26.2 million for the nine months ended September 30, 2026, compared to $27.7 million for the nine months ended September 30, 2025. The decrease was driven by lower rates paid on money market accounts and time deposits, partially offset by an increase in the average balance of money market deposits. Specifically, the average rate paid on money market accounts decreased 26 basis points to 2.12% from 2.38%, while the average rate paid on time deposits decreased 28 basis points to 3.48% from 3.76% for the nine months ended September 30, 2026, compared to the same period in 2025. The average balance of money market accounts increased $99.5 million, or 14.9%, to $767.6 million for the nine months ended September 30, 2026, compared to $668.0 million for the nine months ended September 30, 2025. The average balance of time deposits decreased $25.1 million, or 4.5%, to $527.3 million for the nine months ended September 30, 2026, compared to $552.4 million for the same period the prior year. The average cost of all interest-bearing deposits decreased 22 basis points and was 2.15% and 2.37% for the nine months ended September 30, 2026 and 2025, respectively. The average balance of interest-bearing deposits was $1.6 billion for both the nine months ended September 30, 2026 and 2025.

The overall average cost of deposits (including noninterest-bearing deposits) for the nine months ended September 30, 2026 and 2025 was 1.59% and 1.70%, respectively. The average balance of total deposits was $2.2 billion for both the nine months ended September 30, 2026 and 2025, respectively. The average balance of noninterest-bearing deposits decreased $30.3 million, or 5.0%, to $578.5 million for the nine months ended September 30, 2026 compared to $608.8 million for the nine months ended September 30, 2025.

Interest expense on borrowings decreased $3.3 million, or 83.9%, to $631,000 for the nine months ended September 30, 2026, compared to $3.9 million for the nine months ended September 30, 2025, due to the full redemption of the Company’s subordinated notes in the third quarter of 2025. The average cost of total borrowings increased to 12.52% for the nine months ended September 30, 2026, compared to 7.65% for the nine months ended September 30, 2025. The average cost of borrowings was negatively impacted due to the Company’s redemption of one junior subordinated debenture in the first quarter of 2026, which included $222,000 of accelerated amortization of previously deferred debt issuance costs. The average balance of borrowings decreased $62.0 million to $6.7 million for the nine months ended September 30, 2026, compared to $68.7 million for the nine months ended September 30, 2025.

Net interest income and net interest margin. Net interest income increased $2.2 million, or 9.2%, to $25.6 million for the three months ended September 30, 2026, compared to $23.4 million for the three months ended September 30, 2025. The increase in net interest income primarily reflects increases in interest income on loans, including fees, and decreases in interest expense on deposits, and subordinated debt. These changes were partially offset by decreases in interest income on federal funds sold and interest-bearing balances in banks, FRB dividends and interest income on investment securities. Average interest-earning assets decreased $55.6 million, or 2.2%, compared to the third quarter of 2025.

The annualized net interest margin increased to 4.11% for the three months ended September 30, 2026, compared to 3.68% for the same period in 2025. The average annualized yield on interest-earning assets was 5.54% for the three months ended September 30, 2026, representing a five basis point increase from 5.49% for the three months ended September 30, 2025. This increase reflects a favorable shift in the mix of interest-earning assets, reflecting higher average yields on loans and investment securities, partially offset by lower yields on federal funds sold and interest-bearing balances in banks. The average annualized cost of interest-bearing liabilities was 2.15% for the three months ended September 30, 2026, representing a 58 basis point decrease from 2.73% for the three months ended September 30, 2025. This decrease reflects the payoff of the subordinated debt in the prior year, payoff of one junior subordinated debenture in the first quarter of 2026, and lower rates paid on money market and time deposits, reflecting similar market-driven repricing conditions.

Net interest income increased $5.0 million, or 7.2%, to $74.5 million for the nine months ended September 30, 2026, compared to $69.4 million for the nine months ended September 30, 2025. The increase in net interest income primarily reflects increases in interest income on loans, including fees, FHLB dividends, and decreases in interest expense on deposits and subordinated debt. These changes were partially offset by decreases in interest income on federal funds sold and interest-bearing balances in banks, investment securities, FRB dividends, and an increase in the interest expense on junior subordinated debentures.

Annualized net interest margin was 4.06% for the nine months ended September 30, 2026, compared to 3.76% for the nine months ended September 30, 2025. The reported net interest margin for the nine months ended September 30, 2026 included the impact of several significant items that are not expected to recur at similar levels in future periods, including: (i) $555,000 of discount accretion and $610,000 of interest recovery on the payoff of a single acquired CRE loan during the first quarter of 2026; (ii) $380,000 of accelerated premium amortization in the second quarter of 2026, primarily related to acquired loans migrating to the originated loan pool due to seasoning and exhibiting risk characteristics indistinguishable from the Company’s originated loans; (iii) $472,000 of FHLB special dividends; and (iv) $222,000 of accelerated amortization of previously deferred debt issuance costs related to junior subordinated debentures.

The average annualized yield on interest-earning assets was 5.51% for the nine months ended September 30, 2026, representing a four basis point increase from 5.47% for the nine months ended September 30, 2025. This increase reflects higher average loan yields, higher average investment yields, one-time items impacting the loan yields and FHLB dividends discussed above, partially offset by lower average yields on federal funds sold and interest bearing balances in banks. The average annualized cost of interest-bearing liabilities was 2.19% for the nine months ended September 30, 2026, representing a 40 basis point decrease from 2.59% for the nine months ended September 30, 2025. This decrease reflects the payoff of the subordinated debt and one junior subordinated debenture and lower rates paid on money market and time deposits, reflecting similar market-driven repricing conditions, partially offset by the accelerated costs discussed above.

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

	Three months ended September 30,
	2026			2025
			Annualized			Annualized
	Average		Average	Average		Average
	Balance(5)	Interest	Yield/Cost	Balance(5)	Interest	Yield/Cost

	(Dollars in thousands)
Interest earning assets
Fed Funds sold and interest bearing balances in banks	$167,437	$1,576	3.73%	$269,795	$3,017	4.44%
Investment securities	184,597	2,243	4.82%	199,789	2,315	4.60%
FHLB Stock	12,046	284	9.35%	11,524	253	8.70%
FRB Stock	7,754	116	5.93%	9,655	145	5.94%
Total loans (1)	2,097,942	30,259	5.72%	2,034,570	29,220	5.70%
Total interest earning assets	2,469,776	34,478	5.54%	2,525,333	34,950	5.49%
Noninterest earning assets	132,161			132,407
Total average assets	$2,601,937			$2,657,740
Interest bearing liabilities
Savings	$71,762	$ 22	0.12%	$73,657	23	0.12%
NOW accounts	264,366	113	0.17%	267,115	59	0.09%
Money market	810,679	4,323	2.12%	685,625	4,187	2.42%
Time deposits	496,614	4,341	3.47%	586,265	5,508	3.73%
Total interest bearing deposit accounts	1,643,421	8,799	2.12%	1,612,662	9,777	2.41%
Subordinated debt, net	—	—	—%	52,742	1,571	11.82%
Junior subordinated debentures, net	5,894	119	8.00%	8,694	193	8.78%
Other borrowings	—	—	—%	—	—	—%
Total interest bearing liabilities	1,649,315	8,918	2.15%	1,674,098	11,541	2.73%
Noninterest bearing deposits	577,652			617,481
Other noninterest bearing liabilities	37,015			31,533
Noninterest bearing liabilities	614,667			649,014
Total average liabilities	2,263,982			2,323,112
Average equity	337,955			334,610
Total average liabilities and equity	$2,601,937			$2,657,722
Net interest income		$25,560			$23,409

Interest rate spread (2)			3.39%			2.76%
Net interest margin (3)			4.11%			3.68%
Ratio of average interest earning assets to average interest bearing liabilities			149.75%			150.85%
Cost of deposits (4)			1.57%			1.74%

(1)	Loan average balances are net of deferred origination fees and costs. Nonaccrual loans are included in the average balances. Interest income on nonaccruing loans is reflected in the period that it is collected, to the extent it is not applied to principal.
(2)	Interest rate spread is calculated as the average rate earned on interest earning assets minus the average rate paid on interest-bearing liabilities.
(3)	Net interest margin is calculated as net interest income divided by total average interest earning assets.
(4)	Annualized.
(5)	Average balances are computed using average daily balances.

	Nine months ended September 30,
	2026			2025

	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (5)	Interest	Yield/Cost	Balance (5)	Interest	Yield/Cost

	(Dollars in thousands)
Interest earning assets
Fed Funds sold and interest-bearing balances in banks	$192,739	$5,346	3.71%	$251,077	$8,359	4.45%
Investment securities	189,143	6,642	4.69%	205,456	7,175	4.67%
FHLB Stock	11,843	891	10.06%	11,441	750	8.76%
FRB Stock	7,736	348	6.01%	9,651	434	6.01%
Total loans (1)	2,053,798	88,050	5.73%	1,993,602	84,331	5.66%
Total interest earning assets	2,455,259	101,277	5.51%	2,471,227	101,049	5.47%
Noninterest earning assets	133,616			132,657
Total average assets	$2,588,875			$2,603,884
Interest bearing liabilities
Savings	$72,546	$66	0.12%	$76,790	$71	0.12%
NOW accounts	260,195	219	0.11%	266,281	178	0.09%
Money market	767,573	12,162	2.12%	668,043	11,886	2.38%
Time deposits	527,326	13,715	3.48%	552,383	15,534	3.76%
Total interest bearing deposit accounts	1,627,640	26,162	2.15%	1,563,497	27,669	2.37%
Subordinated debt, net	—	—	—%	60,056	3,354	7.47%
Junior subordinated debentures, net	6,648	628	12.64%	8,673	577	8.90%
Other borrowings	97	3	4.07%	11	—	—%
Total interest bearing liabilities	1,634,385	26,793	2.19%	1,632,237	31,600	2.59%
Noninterest bearing deposits	578,470			608,757
Other noninterest bearing liabilities	33,580			31,172
Noninterest bearing liabilities	612,050			639,929
Total average liabilities	2,246,435			2,272,166
Average equity	342,440			331,718
Total average liabilities and equity	$2,588,875			$2,603,884
Net interest income		$74,484			$69,449

Interest rate spread (2)			3.32%			2.88%
Net interest margin (3)			4.06%			3.76%
Ratio of average interest earning assets to average interest bearing liabilities			150.23%			151.40%
Cost of deposits (4)			1.59%			1.70%

(1)	Loan average balances are net of deferred origination fees and costs. Nonaccrual loans are included in the average balances. Interest income on nonaccruing loans is reflected in the period that it is collected, to the extent it is not applied to principal.
(2)	Interest rate spread is calculated as the average rate earned on interest earning assets minus the average rate paid on interest-bearing liabilities.
(3)	Net interest margin is calculated as net interest income divided by total average interest earning assets.
(4)	Annualized.
(5)	Average balances are computed using average daily balances.

Rate/Volume Analysis.  Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest earning assets and interest bearing liabilities, as well as changes in weighted average interest rates. The following table sets forth the effects of changing rates and volumes on our net interest income during the periods shown. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate) and (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume). Changes applicable to both volume and rate have been allocated to rate.

	Three months ended September 30,			Nine months ended September 30,
	2026 compared to 2025			2026 compared to 2025
	Increase/(Decrease)			Increase/(Decrease)
	Attributable to			Attributable to
	Rate	Volume	Total	Rate	Volume	Total

	(Dollars in thousands)			(Dollars in thousands)
Interest earning assets
Fed funds sold and interest bearing balances in banks	$(297)	$(1,144)	$(1,441)	$(1,071)	$(1,942)	$(3,013)
Investment securities	104	(176)	(72)	36	(569)	(533)
FHLB stock and FRB stock	28	(26)	2	140	(85)	55
Total loans	130	909	1,039	1,174	2,545	3,719
Total interest income	(35)	(437)	(472)	279	(51)	228

Interest bearing liabilities
Savings	—	(1)	(1)	(1)	(4)	(5)
NOW accounts	53	1	54	45	(4)	41
Money market accounts	(628)	764	136	(1,495)	1,771	276
Time deposits	(324)	(843)	(1,167)	(1,114)	(705)	(1,819)
Total deposit accounts	(899)	(79)	(978)	(2,565)	1,058	(1,507)
Subordinated debt, net	—	(1,571)	(1,571)	—	(3,354)	(3,354)
Junior subordinated debentures, net	(12)	(62)	(74)	186	(135)	51
Other borrowings	—	—	—	2	1	3
Total interest expense	(911)	(1,712)	(2,623)	(2,377)	(2,430)	(4,807)
Net interest income	$876	$1,275	$2,151	$2,656	$2,379	$5,035

Provision for credit losses. We recorded a provision for credit losses of $843,000 and $3.0 million for the three months ended September 30, 2026 and 2025, respectively. The provision for credit losses in the current quarter primarily reflected loan growth and higher historical loss rates, partially offset by modest improvements in forecasted national unemployment and gross domestic product relative to the prior quarter’s forecasts, decreased specific reserves on certain individually evaluated loans, and the revision of the qualitative factor for lending policies and procedures.

We recorded a provision for credit losses of $5.4 million and $3.8 million for the nine months ended September 30, 2026 and 2025, respectively. The provision for credit losses in the current year nine-month period reflected the impact of net charge-offs during the period, together with loan growth and increased specific reserves on certain individually evaluated loans, partially offset by improvements in macroeconomic forecasts.

Net charge-offs totaled $13,000 and $2.9 million for the three and nine months ended September 30, 2026, respectively, compared to net charge-offs of $833,000 and $948,000 for the three and nine months ended September 30, 2025, respectively

Noninterest income. Noninterest income decreased $8.1 million, or 358.4%, to a loss of $5.8 million for the third quarter of 2026, compared to income of $2.2 million for the three months ended September 30, 2025. The decrease was primarily due to a $6.8 million loss on sale of available-for-sale investment securities during the third quarter of 2026, as the Company completed a strategic repositioning of investment securities to improve future profitability and its interest rate risk profile. The Company sold $106.8 million of investment securities available-for-sale, resulting in a loss of $6.8 million. The proceeds were redeployed into higher-yielding, shorter-duration securities, generating an approximately 122 basis point improvement in the yield on redeployed assets. In addition, the decrease was due to a $1.4 million unfavorable swing to a loss on preferred equity securities due to negative fair value adjustments to reflect declining market conditions, a $46,000 increase in loss on investment in SBIC fund and a $34,000 decrease in service charges and other fees, partially offset by a $113,000 increase in gain on sale of loans and a $102,000 increase in loan servicing fees and other fees.

Noninterest income decreased $8.0 million, or 153.4%, to a loss of $2.8 million for the nine months ended September 30, 2026, compared to income of $5.2 million for the nine months ended September 30, 2025. The decrease was primarily due to a $6.8 million loss on sale of available-for-sale investment securities, as repositioning improved the Company’s earning-asset mix by facilitating the redeployment of sale proceeds into higher-yielding assets while enhancing balance sheet flexibility, a $959,000 unfavorable swing to a loss on preferred equity securities due to negative fair value adjustment to reflect declining market conditions, a $276,000 decrease in service charges and other fees due to lower customer activities, and a $163,000 decrease in loan servicing and other loan fees due to lower loan origination volumes, partially offset by a $182,000 decrease in loss on investment in SBIC fund and a $74,000 increase in gain on sale of loans.

The following table presents the key components of noninterest income for the periods indicated:

	Three months ended September 30,
	2026	2025	$ Change	% Change

	(Dollars in thousands)
Gain on sale of loans	$113	$—	$113	N/M
(Loss) gain on equity securities	(589)	771	(1,360)	(176.4)%
Loss on sale of AFS securities	(6,832)	—	(6,832)	N/M
Service charges and other fees	791	825	(34)	(4.1)%
Loan servicing and other loan fees	505	403	102	25.3%
Loss on investment in SBIC fund	(75)	(29)	(46)	N/M
Other income and fees	279	278	1	0.4%
Total noninterest income	$(5,808)	$2,248	$(8,056)	(358.4)%
N/M - Not meaningful

	Nine months ended September 30,
	2026	2025	$ Change	% Change

	(Dollars in thousands)
Gain on sale of loans	$325	$251	$74	29.5%
(Loss) gain on equity securities	(436)	523	(959)	(183.4)%
Loss on sale of AFS securities	(6,832)	—	(6,832)	N/M
Service charges and other fees	2,407	2,683	(276)	(10.3)%
Loan servicing and other loan fees	1,145	1,308	(163)	(12.5)%
Loss on investment in SBIC fund	(183)	(365)	182	49.9%
Other income and fees	797	801	(4)	(0.5)%
Total noninterest income	$(2,777)	$5,201	$(7,978)	(153.4)%
N/M - Not meaningful

Noninterest expense. Noninterest expense increased $1.7 million, or 10.7%, to $17.7 million for the three months ended September 30, 2026, compared to $16.0 million for the three months ended September 30, 2025. The increase in noninterest expense was primarily due to a $1.1 million increase in salaries and employee benefits related to increased base wages, higher employee insurance claims, and increased stock compensation expense, as well as a $593,000 increase in other expense due to higher professional service and legal costs, partially offset by reduced deposit premium amortization. Occupancy and equipment expense and data processing expense increased $34,000 and $33,000, respectively.

Noninterest expense increased $13.6 million, or 28.6%, to $61.3 million for the nine months ended September 30, 2026, compared to $47.7 million for the nine months ended September 30, 2025. The increase in noninterest expense was primarily due to a $13.3 million increase in salaries and employee benefits, including $10.5 million of severance, accelerated equity award vesting, and employee benefit costs associated with the previously announced departures of three senior executives recorded in the second quarter of 2026, and increased base wages, a $344,000 increase in data processing expense due to newly implemented services in 2026 and higher vendor data processing charges, and a $75,000 increase in other expense, partially offset by a $73,000 decrease in occupancy and equipment expense.

The following table details the components of noninterest expense for the periods indicated:

	Three months ended September 30,
	2026	2025	$ Change	% Change

	(Dollars in thousands)
Salaries and employee benefits	$11,222	$10,168	$1,054	10.4%
Occupancy and equipment	2,177	2,143	34	1.6%
Data processing	2,071	2,038	33	1.6%
Other	2,190	1,597	593	37.1%
Total noninterest expense	$17,660	$15,946	$1,714	10.7%

	Nine months ended September 30,
	2026	2025	$ Change	% Change

	(Dollars in thousands)
Salaries and employee benefits	$43,120	$29,831	$13,289	44.5%
Occupancy and equipment	6,389	6,462	(73)	(1.1)%
Data processing	6,148	5,804	344	5.9%
Other	5,667	5,592	75	1.3%
Total noninterest expense	$61,324	$47,689	$13,635	28.6%

Income taxes.  The provision for income taxes decreased $1.6 million, or 94.0%, to $104,000 for the three months ended September 30, 2026, compared to $1.7 million for the three months ended September 30, 2025. The provision for income taxes decreased $3.5 million, or 57.1%, to $2.6 million for the nine months ended September 30, 2026, compared to $6.1 million for the nine months ended September 30, 2025. The decrease in provision for income taxes for both periods was due to lower pre-tax income for the three and nine months ended September 30, 2026.

The Company’s effective tax rate was 8.3% and 52.4% for the three and nine months ended September 30, 2026, and 25.7% and 26.2% for the three and nine months ended September 30, 2025, respectively. The effective tax rate decreased for the three months ended September 30, 2026, compared to the same period in 2025, primarily due to lower tax rate due to lower pre-tax income resulting from the loss on sale of available-for-sale securities. The effective tax rate for the nine months ended September 30, 2026 was higher than the Company’s statutory tax rate primarily due to the impact of Internal Revenue Code Section 162(m) limitations on the deductibility of executive departure severance and other compensation obligations, which were recognized during the second quarter of 2026, combined with lower pre-tax income during the period.

Liquidity and Capital Resources

Planning for our normal business liquidity needs, both expected and unexpected, is conducted on a daily and short-term basis through the cash management function. On a longer-term basis, it is accomplished through the budget and strategic planning functions, with support from internal asset/liability management software model projections.

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run off that may occur in the normal course of business. We rely on multiple sources to meet our potential liquidity needs. Our primary sources of funds are deposits, escrow and custodial deposits, principal and interest payments on loans and proceeds from sales of loans. During the nine months ended September 30, 2026, the Bank sold $4.0 million in loan participation interests and received $279.1 million in principal loan repayments. While maturities and scheduled amortizations of loans are generally predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition.

Deposits increased $78.5 million to $2.3 billion at September 30, 2026, compared to December 31, 2025, and liquid assets, in the form of cash and cash equivalents, increased $12.0 million to $218.5 million at September 30, 2026, from $206.5 million at December 31, 2025. In addition, investment securities available-for-sale decreased a $8.0 million to $171.7 million at September 30, 2026 from $179.7 million at December 31, 2025. Management believes that our securities portfolio is of high quality and that the securities would therefore be marketable. Securities purchased during the nine months ended September 30, 2026 were $133.7 million, while securities repayments, maturities and sales during that period totaled $137.6 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2026, totaled $470.7 million. It is management’s policy to maintain deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that most of our maturing certificates of deposit will remain with us.

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of September 30, 2026, the Bank had an available borrowing capacity of $579.8 million from the FHLB of San Francisco, with no borrowings outstanding at that date or at December 31, 2025. At September 30, 2026, we had the ability to borrow up to $41.8 million from the FRB of San Francisco, with no borrowings outstanding at that date or at December 31, 2025. The Bank also had, as of September 30, 2026, federal funds lines with four correspondent banks, with available commitments totaling $65.0 million. There were no amounts outstanding under these facilities at that date or December 31, 2025. Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, to repay maturing debt and to take advantage of investment opportunities to the extent feasible.

Liquidity management is both a daily and long-term function of the Company’s management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer-term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and U.S. agency securities. We use our sources of funds primarily to meet our ongoing commitments, to pay maturing deposits and fund withdrawals, and to fund loan commitments. At September 30, 2026, loan commitments and letters of credit totaled $91.9 million, including $267,000 of undisbursed construction and development loan commitments. For information regarding our commitments, see “Note 17 – Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Information” of Part I of this report.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities for the nine months ended September 30, 2026 and 2025 was $24.9 million and $23.0 million, respectively. During the nine months ended September 30, 2026, net cash used in investing activities was $78.6 million, which consisted primarily of $133.7 million in purchases of investment securities and $118.4 million in loan purchases, partially offset by $106.3 million in proceeds from sales of investment securities available-for-sale, $31.3 million in proceeds from maturities, repayments and calls of investment securities available-for-sale, an $18.3 million net decrease in loans and $9.9 million in proceeds from sales of loans held for investment, compared to $78.0 million of net cash used in investing activities for the nine months ended September 30, 2025. Net cash provided by financing activities for the nine months ended September 30, 2026 was $65.6 million, which was comprised primarily of a $124.1 million increase in noninterest and interest-bearing deposits, partially offset by a $45.6 million decrease in time deposits, $9.8 million in dividends paid to shareholders and a $3.1 million repayment of junior subordinated debentures, compared to $80.6 million of net cash used in financing activities during the nine months ended September 30, 2025. Management believes our capital sources are adequate to meet all reasonably foreseeable short-term and long-term cash requirements. There has not been a material change in our liquidity and capital resources since the information disclosed in our 2025 Annual Report, other than as described above. We are not aware of any reasonably likely material changes in the mix and relative cost of such resources.

BayCom Corp is a separate legal entity from the Bank and must provide for its own liquidity. At September 30, 2026, BayCom Corp had liquid assets of $14.3 million. In addition to its operating expenses, BayCom Corp is responsible for paying dividends declared to its shareholders, funding stock repurchases, and making payments on its junior subordinated debentures. BayCom Corp may receive dividends and other capital distributions from the Bank, although regulatory restrictions may limit the ability of the Bank to pay dividends and make other capital distributions. BayCom Corp’s liquidity needs are primarily met through dividends received from the Bank, which management believes will be sufficient to satisfy obligations at the holding company level for the foreseeable future.

On August 19, 2026, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.30 per share on the Company’s outstanding common stock, which was paid on October 8, 2026 to shareholders of record as of the close of business on September 10, 2026. The Company expects to continue to pay quarterly cash dividends on its common stock, subject to the Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. Assuming continued payment of the cash dividend at the rate of $0.30 per share, the cash requirement for quarterly dividend payments would be approximately $3.3 million based on the number of outstanding shares at September 30, 2026. The dividends we pay may be limited as more fully discussed under “Business – Supervision and Regulation – BayCom Corp – Dividends” and “– Regulatory Capital Requirements” contained in “Part I. Item 1. Business” of the 2025 Annual Report.

From time to time, our Board of Directors has authorized stock repurchase programs. In general, stock repurchases allow us to proactively manage our capital position and return excess capital to shareholders. Stock repurchases also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. As of September 30, 2026, 202,444 shares remained available for repurchase under the Company’s current stock repurchase program. For additional information on the Company’s stock repurchases, see “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” contained in Part II of this report.

Regulatory Capital

The Bank, as a state-chartered, federally insured commercial bank and member of the Board of Governors of the Federal Reserve System, is subject to capital requirements established by the Federal Reserve. The Federal Reserve requires the Bank to maintain levels of capital adequacy that generally parallel the FDIC’s requirements. The capital adequacy requirements are quantitative measures established by regulation that require the Bank to maintain minimum amounts and ratios of capital. The FDIC requires the Bank to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 Leverage Capital to average assets. Consistent with our goal to operate a sound and profitable organization, our policy is for the Bank to maintain “Well Capitalized” status under the Federal Reserve regulations. Based on capital levels at September 30, 2026 and December 31, 2025, the Bank was considered Well Capitalized at both of those dates.

The table below shows the capital ratios under the Basel III capital framework as of the dates indicated:

	At September 30, 2026		At December 31, 2025
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Leverage Ratio
BayCom Corp	$298,270	11.87%	$303,598	12.21%
Minimum requirement for “Well Capitalized”	125,605	5.00%	124,277	5.00%
Minimum regulatory requirement	100,484	4.00%	99,421	4.00%

United Business Bank	286,915	11.24%	291,596	11.45%
Minimum requirement for “Well Capitalized”	127,645	5.00%	127,308	5.00%
Minimum regulatory requirement	102,116	4.00%	101,846	4.00%

Common Equity Tier 1 Ratio
BayCom Corp	298,270	13.91%	303,598	14.32%
Minimum requirement for “Well Capitalized”	139,393	6.50%	137,847	6.50%
Minimum regulatory requirement	96,503	4.50%	95,433	4.50%

United Business Bank	286,915	13.39%	291,596	13.84%
Minimum requirement for “Well Capitalized”	139,237	6.50%	136,946	6.50%
Minimum regulatory requirement	96,395	4.50%	94,809	4.50%

Tier 1 Risk-Based Capital Ratio
BayCom Corp	304,662	14.21%	313,083	14.76%
Minimum requirement for “Well Capitalized”	171,560	8.00%	169,658	8.00%
Minimum regulatory requirement	128,670	6.00%	127,243	6.00%

United Business Bank	286,915	13.39%	291,596	13.84%
Minimum requirement for “Well Capitalized”	171,368	8.00%	168,549	8.00%
Minimum regulatory requirement	128,526	6.00%	126,412	6.00%

Total Risk-Based Capital Ratio
BayCom Corp	328,822	15.33%	334,703	15.78%
Minimum requirement for “Well Capitalized”	214,450	10.00%	212,072	10.00%
Minimum regulatory requirement	171,560	8.00%	169,658	8.00%

United Business Bank	311,075	14.52%	313,216	14.87%
Minimum requirement for “Well Capitalized”	214,210	10.00%	210,686	10.00%
Minimum regulatory requirement	171,368	8.00%	168,549	8.00%

In addition to the minimum capital ratios, the Bank must maintain a capital conservation buffer consisting of Common Equity Tier 1 capital in excess of 2.5% above the required minimum capital ratios to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on the percentage of eligible retained income that may be utilized for such actions. At September 30, 2026, the Bank’s Common Equity Tier 1 capital exceeded the required capital conservation buffer.

For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank-only basis and the Federal Reserve expects the holding company’s subsidiary bank(s) to be Well Capitalized under the prompt corrective action regulations. If the Company were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at September 30, 2026, the Company would have exceeded all regulatory capital requirements.

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

Item 4. Controls and Procedures

(a)       Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), was conducted as of September 30, 2026 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that as of September 30, 2026, based on their evaluation, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b)       Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred during the three months ended September 30, 2026, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

(c)Stock Repurchases. The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended September 30, 2026:

			Total number of
	Total	Average	shares purchased	Maximum number of
	number of	price	as part of	shares that may yet be
	shares	paid	publicly announced	purchased under the
	purchased	per share	plans or programs	plans or programs (1)
July 1, 2026 - July 31, 2026	—	$—	—	202,444
August 1, 2026 - August 31, 2026	—	—	—	202,444
September 1, 2026 - September 30, 2026	—	—	—	202,444
	—	$—	—

(1)	In May 2024, the Company’s Board of Directors approved the Company’s ninth stock repurchase program, which commenced following completion of the eighth stock repurchase program in June 2024, authorizing the purchase of up to 560,000 shares, or approximately 5.0%, of the Company’s outstanding common stock. The Board’s authorization is open-ended and has no expiration date. Purchases under the Company’s stock repurchase programs may be made through open market purchases, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The repurchase programs may be suspended, terminated, or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The Company’s stock repurchase programs do not obligate the Company to purchase any specific number of shares.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	Not applicable.
(b)	Not applicable.

(c)  Trading Plans. During the three months ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets; (2) Condensed Consolidated Statements of Income; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Notes to Condensed Consolidated Financial Statements.

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

BAYCOM CORP
Registrant

Date: November 9, 2026	By:	/s/ Christopher F. Baron
Christopher F. Baron
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2026	By:	/s/ Kevin L. Thompson
Kevin L. Thompson
Executive Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)